Form 10-Q
period 1995-08-31
SONO TEK CORP
filed 1995-10-12
CIK 806172

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  August 31, 1995

                                   OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       Commission File No.:  0-16035

                           SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

            New York                                           14-1568099
(State or other jurisdiction of                              (IRS Employer
incorporation or organization                               Identification No.)

                   2012 Rt. 9W, Bldg. 3, Milton, NY 12547
             (Address of Principal Executive Offices)(Zip Code)

     Registrant's telephone no., including area code:  (914) 795-2020

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES    X                                 NO

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding as of
Class                                                October 13, 1995

Common Stock, par value $.01 per share                   4,204,913

                             SONO-TEK CORPORATION


                                     INDEX



Part I - Financial Information                                  Page


Item 1 - Financial Statements:                                  1 - 3


Balance Sheets - August 31, 1995 (Unaudited) and
February 28, 1995                                               1


Statements of Operations - Six Months and Three Months
Ended August 31, 1995 and 1994 (Unaudited)                      2


Statements of Cash Flows - Six Months Ended August 31, 1995
and 1994 (Unaudited)                                            3


Notes to Financial Statements                                   4 - 5


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                             6 - 8


Part II - Other Information                                     9


Signatures                                                      10

                                     SONO-TEK CORPORATION

                                        BALANCE  SHEETS


                                                                                            August 31                  February 28
                                                                                               1995                        1995
                              ASSETS                                                        Unaudited
                                                                                   -------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $            47,330         $            67,804
  Accounts receivable (net of allowance for doubtful accounts
    of $40,000 at August 31 and $63,000 at February 28 )                                        478,398                     350,185
  Receivable for common stock issued                                                                  0                      25,000
  Inventories (Note C)                                                                          498,284                     490,571
  Prepaid expenses and other current assets                                                      17,677                      44,819
                                                                                   ---------------------       ---------------------
                      Total Current Assets                                                    1,041,689                     978,379


Equipment, furnishings and leasehold improvements (less
  accumulated depreciation and amortization of $327,753
  at August 31 and $301,113 at February 28 )                                                    129,611                     151,873
Patents, patents pending and copyrights (less amortization
  of $125,481 at August 31 and $120,951 at February 28 )                                         75,462                      74,992
Other assets                                                                                      6,317                       5,917
                                                                                   ---------------------       ---------------------

                     T O  T  A  L                                                   $         1,253,079         $         1,211,161
                                                                                   =====================       =====================

                                     LIABILITIES

Current liabilities:
  Current maturities of long term debt                                              $           132,932         $           127,145
  Accounts payable                                                                              278,387                     335,242
  Accrued expenses                                                                              409,341                     321,953
                                                                                   ---------------------       ---------------------
                     Total Current Liabilities                                                  820,660                     784,340

  Long term debt, less current maturities                                                       700,227                     754,449
  Non-current rent payable                                                                       15,793                      21,367
                                                                                   ---------------------       ---------------------
                     Total Liabilities                                                        1,536,680                   1,560,156
                                                                                   ---------------------       ---------------------

                         SHAREHOLDERS' EQUITY ( DEFICIENCY )

Common stock - $.01 par value:
  Authorized      - 12,000,000 shares
   Issued             -   4,204,913 shares                                                       42,049                      42,049
Additional paid-in capital                                                                    3,758,128                   3,758,128
Deficit                                                                                      (4,083,778)                 (4,149,172)
                                                                                   ---------------------       ---------------------
                     Total Shareholders' Deficiency                                            (283,601)                   (348,995)
                                                                                   ---------------------       ---------------------
                     T O  T  A  L                                                   $         1,253,079         $         1,211,161
                                                                                   =====================       =====================

                                       1.

                                     SONO-TEK CORPORATION

                                   STATEMENTS OF OPERATIONS

                                                           Six  Months Ended                          Three Months Ended
                                                ---------------------------------          -----------------------------------
                                                              August 31                                    August 31
                                                              Unaudited                                    Unaudited
                                                       1995                1994                    1995                 1994
NET SALES                                       $  1,349,508        $  1,398,681           $     613,549        $     684,000

COST OF GOODS SOLD                                   568,018             754,398                 236,807              362,097
                                                -------------       -------------          --------------        -------------
          Gross Profit                               781,490             644,283                 376,742              321,903
                                                -------------       -------------          --------------        -------------

OPERATING EXPENSES
    Research and product development costs           196,797             145,071                  95,791               74,298
    Marketing and selling expenses                   326,567             370,395                 146,396              176,665
    General and administrative costs                 192,645             258,170                  79,722              134,328
                                                -------------       -------------          --------------        -------------
                Total Operating Expenses             716,009             773,636                 321,909              385,291
                                                -------------       -------------          --------------        -------------

OPERATING INCOME (LOSS)                               65,481            (129,353)                 54,833              (63,388)

INTEREST EXPENSE                                      33,020              30,135                  16,503               15,548

INTEREST AND OTHER INCOME                             32,933                 107                      38                   77
                                                -------------       -------------          --------------        -------------
NET INCOME (LOSS) (NOTE D)                      $     65,394        $   (159,381)          $      38,368         $    (78,859)
                                                =============       =============          ==============        =============
INCOME (LOSS) PER COMMON SHARE (NOTE E)         $       0.02        $      (0.04)          $        0.01         $      (0.02)
                                                =============       =============          ==============        =============
WEIGHTED AVERAGE NUMBER OF SHARES
    OF COMMON STOCK USED TO COMPUTE
    EARNINGS (LOSS) PER SHARE                      4,205,000           3,872,000               4,205,000            3,872,000


                                           SONO-TEK CORPORATION
                                         Statements of Cash Flows
                                      For Six Months Ended August 31

                                                                  1995                    1994
                                                                           Unaudited
                                                            -----------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                         $     65,394            $    (159,381)
                                                            -------------           --------------

  Adjustments to reconcile the results of operations to the net cash provided by operating activities:
    Depreciation and amortization                                 31,170                   44,320
    Accounts receivable                                         (128,213)                 101,714
    Inventories                                                   (7,714)                (116,634)
    Prepaid expenses                                              27,142                   20,379
    Other assets                                                    (400)                  (2,000)
    Accounts payable & accrued expenses                           30,532                  179,860
    Noncurrent rent payable                                       (5,574)                  (1,785)
                                                            -------------           --------------
          Total adjustments                                      (53,057)                 225,854
                                                            -------------           --------------
          Net cash provided by operating activities               12,337                   66,473
                                                            -------------           --------------


Cash flows from investing activities:
  Fixed asset, patent and copyright acquisition costs             (9,378)                 (23,627)


Cash flows from financing activities:
  Payments of capitalized leases                                  (3,629)                  (2,093)
  Proceeds from sale of common stock                              25,000                        0
  Repayments of notes payable                                    (44,804)                 (82,923)
                                                            -------------           --------------
          Net cash used in financing activities                  (23,433)                 (85,016)
                                                            -------------           --------------

Net Increase (decrease) in cash and cash equivalents             (20,474)                 (42,170)

Cash and cash equivalents:
  Beginning of period                                             67,804                   70,871
                                                            -------------           --------------
  End of period                                             $     47,330            $      28,701
                                                            =============           ==============
Supplemental disclosure:
  Interest paid                                             $     15,616            $      14,856
  Income taxes paid                                         $          0            $       5,338

                                    SONO-TEK CORPORATION
                               Notes to Financial Statements
                                      August 31, 1995

NOTE A: The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at February 28, 1995, included in its report on form 10-K. Such statements should be read in conjunction with the data herein.


NOTE B: The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE C:           Inventory at August 31, 1995 is comprised of:


                  Finished goods                           $105,940
                  Work in process                           117,188
                  Raw materials and subassemblies           275,156
                                                           --------
                           Total                           $498,284


NOTE D: The Company has adopted FASB Statement no. 109 which became effective for the Fiscal Year Ended February 28, 1994. Accordingly, under the provision of Statement 109, the income tax benefit of the loss for the six months ended August 31, 1994 has been offset by an increase in the valuation allowance.

NOTE E: Income (loss) per share is based on the weighted average number of shares outstanding during each period. The computation does not include the effect of outstanding stock options or conversion of the subordinated promissory notes since their inclusion would be either not material or anti-dilutive.


NOTE F: The financial statements for fiscal 1995 have been prepared under the assumption that the Company will continue as a going concern. During the year ended February 1995 the Company incurred a significant loss from operations.

                  At February 28, 1995 the Company had a net capital deficiency of $348,995. The lack of sufficient working capital has hampered the Company's ability to produce and market its products efficiently and to make payments to its vendors and certain noteholders in a timely fashion. Some vendors have placed the Company's account

NOTE F:           for collection with a collection agency.

                  These factors raise substantial doubt as to the Company's ability to continue as a going concern.

                  The financial statements do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

                           SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

         The Company's sales decreased $49,173 to $1,349,508 for the six months ended August 31, 1995 as compared to $1,398,681 for the six months ended August 31, 1994. The decrease was primarily a result of decreased sales of the Company's SonoFlux Systems. Sales of this product decreased approximately
$251,000, while sales of the Company's Nozzle Systems increased approximately $202,000. For the three months ended August 31, 1995 the Company's sales decreased $70,451 to $613,549 as compared to sales of $684,000 for the three months ended August 31, 1994. During this period sales of the Company's Nozzle Systems inreased approximately $21,000 and sales of the Company's SonoFlux Systems decreased approximately $92,000 as compared to the three month period ended August 31, 1994. The decrease in sales of the Company's SonoFlux Systems is believed to be the result of a decline in export sales as well as an increase in competitive pressures. In response to the increase in competition the Company introduced its newest version of SonoFlux, the "9500". This new product, which has a lower manufacturing cost and a lower selling price is designed to be more "user friendly" through computer controled operation. Although there can be no assurances, the Company anticipates that this new version will appeal to a broader segment of the market, and lead to increased sales of this product line.

         The Company's gross profit increased $137,207 from $644,283 for the six month period ended August 31, 1994 to $781,490 for the six month period ended August 31, 1995, and increased $54,839 from $321,903 for the three months ended August 31, 1994 to $376,742 for the three months ended August 31, 1995. As a percent of sales, gross profit increased from 46% for the six months ended August 31, 1994 to 58% for the six months ended August 31, 1995, and increased from 47% for the three months ended August 31, 1994 to 61% for the three months ended August 31, 1995. For both the six and three month periods the increase in gross profit and gross profit percentage was primarily a result of a change in product mix and a reduction in production overhead costs. Sales of the Company's Nozzle Systems, which realize a higher gross margin as compared to sales of the Company's SonoFlux Systems, comprised 39% and 40% of sales for the six and three month periods ended August 31, 1995 as compared to 24% and 32% of sales for the six and three month periods ended August 31, 1994. The Company's production overhead costs decreased as a result of reduced warranty and labor costs.

         Research and product development costs increased $51,726 from $145,071 for the six months ended August 31, 1994 to $196,797 for the six months ended August 31, 1995 and increased $21,493 from $74,298 for the three months ended August 31, 1994 to $95,791 for the three months ended August 31, 1995 The increase was primarily a result of increased consulting and labor costs associated with the development of the Company's newest generation of spray fluxing system, the SonoFlux 9500.

         Marketing and selling costs decreased $43,828 from $370,395 for the six months ended August 31, 1994 to $326,567 for the six months ended August 31, 1995 and decreased $30,269 from $176,665 for the three months ended August 31, 1994 to $146,396 for the three months ended August 31, 1995. The decrease was primarily as a result of a decrease in travel costs. Travel costs were higher during the six months ended August 31, 1994 as a result of a greater number of sales leads generated by the increased level of advertising that had followed a period of reduced advertising activity. Additionally, during the past six months the Company has concentrated its selling efforts to focus on North American markets, thereby reducing the necessity for costly Far East and European travel.

         General and administrative costs decreased $65,525 from $258,170 for the six month period ended August 31, 1994 to $192,645 for the six months ended August 31, 1995 and decreased $54,606 from $134,328 for the three months ended August 31, 1994 to $79,722 for the three months ended August 31, 1995. The decrease resulted primarily from a reduction in the Company's reserve for doubtful accounts and a decrease in professional fees.

         Interest and other income increased $32,826 from $107 for the six months ended August 31, 1994 to $32,933 for the six months ended August 31, 1995. The increase is a result of funding received during the three months ended May 31, 1995 from SEMATECH for work done by the Company under the terms of a joint development agreement. SEMATECH is a consortium of U.S. semiconductor manufacturers and has provided the Company with funds for the development of a photoresist application system, or "Wafer Coating System".

         For the six months ended August 31, 1995 the Company earned $65,394 or $.02 per share as compared to a net loss of $159,381 or $.04 per share for the six months ended August 31, 1994. For the three months ended August 31, 1995, the Company had earnings of $38,368 or $.01 per share as compared to a net loss of $78,859 or $.02 per share for the three months ended August 31, 1994. The increase in earnings for both the six and three month periods resulted primarily from an increase in sales of the Company's Nozzle Systems, a decrease in general and administrative costs and an increase in other income from SEMATECH.


Liquidity and Capital Resources

         The Company's working capital increased $26,990 to $221,029 at August 31, 1995 as compared to working capital of $194,039 at February 28, 1995. The increase in working capital was primarily a result of profitable operations.

         The Company's lack of working capital has hampered its ability to efficiently produce and market its products, and has impeded progress toward the development of new products. At times the Company has been unable to make payments to its vendors and certain note holders in a timely fashion. Some vendors have placed the Company's account for collection with a collection agency. During Fiscal 1995 the Company failed to make three of four scheduled interest payments to holders of the convertible secured subordinated promissory notes issued in November 1993. The failure to make such payments constitutes an act of default in accordance with the terms of the note. In March 1995 the Company and each noteholder agreed to an amendment whereby, among other things, the holder agreed to waive the right of default and remedies based on the Company's failure to make interest payments due on August 15, 1994 and thereafter through and including February 15, 1996.

         The Company's Chairman, who is entitled to receive consulting compensation from the Company at the rate of $26,000 per year has agreed that payments to him could be deferred commencing June 1993. The amount of such deferral at August 31, 1995 was $57,057.

         These factors raise serious doubt as to the Company's ability to continue as a going concern.

         During Fiscal 1995 the Company incurred a significant loss from operations. During this period of time the Company devoted significant resources, including working capital to the development of two new products. The first is a new generation of the SonoFlux System that is used in the electronics industry for the application of flux to printed circuit boards during their manufacture. The Company began shipping this new system to customers during the three months ended May 31, 1995. The second new product is a Wafer Coating
System to be used in the semiconductor industry for the application of photoresist to semiconductor wafers. The Company anticipates that the Wafer Coating System will be available for shipment to customers during the fourth quarter of Fiscal 1996. Management believes that these new products will lead to broader markets and increased sales and profits quickly enough to improve its working capital position in the short term and to restore its equity in the long term, although there can be no assurances that these goals will be achieved.

         In order to generate additional working capital, the Company, in February 1995, sold 333,333 shares of common stock to its Chairman and a Noteholder for the fair market value of $100,000.

         As the long term debt of the Company to the bank matures on November 1, 1996 and the Convertible Secured Subordinated Notes mature on August 15, 1997, the Company will experience substantial difficulties in meeting these obligations unless the level of profitability improves substantially over the next several years or unless the bank and the Noteholders agree to extend the repayment terms of this debt. There can be no assurance that such extensions can be negotiated or that such extensions will be on terms as favorable to the Company as those presently in effect.

                                PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company's annual meeting of shareholders held on August 21, 1995.

1. The election of two (2) directors of the Company to serve until the Company's 1997 annual meeting of shareholders.

                                    For              Withheld          Total
Harvey L. Berger                   3,286,260         31,904            3,318,164
Stephen E. Globus                  3,281,260         36,904            3,318,164

2. Ratify the appointment of Anchin, Block & Anchin as the Company's independant auditors for the fiscal year ending February 29, 1996.

                  For               Against          Abstained         Total
                   3,268,563        46,101           3,500             3,318,164

                  There were no broker non-votes.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports

                  None

Item 10.          Material Contracts

         (g)      Letter of agreement between the Company and J. Duncan Urquhart

Item 27.          Financial Data Schedule

                  Edgar filing only

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 13, 1995




                                   SONO-TEK CORPORATION





                                   By:   /s/ James L. Kehoe
                                      --------------------------
                                      James L. Kehoe
                                      Chief Executive Officer





                                   By:   /s/ J.Duncan Urquhart
                                      --------------------------
                                      J. Duncan Urquhart
                                      Treasurer & Chief Financial Officer