Form 10-Q/A
period 1995-08-31
SONO TEK CORP
filed 1995-12-18
CIK 806172

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                FORM 10-Q/A

                               AMENDMENT NO.1

    AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  August 31, 1995

                       Commission File No.:  0-16035

                           SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)


     The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its Quarterly Report for the quarterly period ended August 31, 1995 on Form 10-Q as set forth in the pages attached hereto.

     (List all such items, financial statements, exhibits or other portions amended)

Part II    Item 4.    Submission of Matters to a Vote of Security Holders
           Item 6.    Exhibits and reports on Form 8-K
           Item 10.   Material Contracts
           Item 27.   Financial Data Schedule

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SONO-TEK CORPORATION
                                                   Registrant


Date: December 18, 1995                             By: /s/ J.Duncan Urquhart
                                                       ---------------------
                                                       J.Duncan Urquhart
                                                       Treasurer and Chief
                                                       Financial Officer

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