Form 10-Q
period 1995-11-30
SONO TEK CORP
filed 1996-01-11
CIK 806172

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended:  November 30, 1995

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.:  0-16035

                               SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

            New York                                  14-1568099
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

                 2012 Rt. 9W, Bldg. 3, Milton, NY          12547
              (Address of Principal Executive Offices)  (Zip Code)

    Registrant's telephone no., including area code:  (914) 795-2020

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES       X                    NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Outstanding as of
Class                                                          January 11, 1996

Common Stock, par value $.01 per share                             4,204,913

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                          Page


Item 1 - Financial Statements:                                          1 - 3


Balance Sheets - November 30, 1995 (Unaudited) and February 28, 1995    1


Statements of Operations - Nine Months and Three Months Ended
November 30, 1995 and 1994 (Unaudited)                                  2


Statements of Cash Flows - Nine Months Ended November 30, 1995
and 1994 (Unaudited)                                                    3


Notes to Financial Statements                                           4 - 5


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     6 - 8


Part II - Other Information                                             9


Signatures                                                              10

                                               SONO-TEK CORPORATION

                                                  BALANCE SHEETS


                                                                           November 30       February 28
                                                                               1995             1995
                              ASSETS                                        Unaudited
                                                                       ---------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                             $    106,920      $     67,804
   Accounts receivable (net of allowance for doubtful accounts
     of $42,250 at November 30 and $63,000 at February 28 )                   403,762           350,185
   Receivable for common stock issued                                               0            25,000
   Inventories (Note C)                                                       492,876           490,571
   Prepaid expenses and other current assets                                   16,528            44,819
                                                                       ---------------    --------------
                   Total Current Assets                                     1,020,086           978,379


   Equipment, furnishings and leasehold improvements (less
     accumulated depreciation and amortization of $341,073
     at November 30 and $301,113 at February 28 )                             116,961           151,873
   Patents, patents pending and copyrights (less amortization
     of $127,745 at November 30 and $120,951 at February 28 )                  73,802            74,992
   Other assets                                                                 6,317             5,917
                                                                       ---------------    --------------

                    T O  T  A  L                                         $  1,217,166      $  1,211,161
                                                                       ===============    ==============

                           LIABILITIES

Current liabilities:
   Current maturities of long term debt                                  $     72,919      $    127,145
   Accounts payable                                                           227,350           335,242
   Accrued expenses                                                           395,026           321,953
                                                                       ---------------    --------------
                    Total Current Liabilities                                 695,295           784,340

   Long term debt, less current maturities                                    738,261           754,449
   Non-current rent payable                                                    13,005            21,367
                                                                       ---------------    --------------
                    Total Liabilities                                       1,446,561         1,560,156
                                                                       ---------------    --------------

                    SHAREHOLDERS' EQUITY ( DEFICIENCY)

   Common stock - $.01 par value:
     Authorized - 12,000,000 shares
     Issued     -  4,204,913 shares                                            42,049            42,049
   Additional paid-in capital                                               3,758,128         3,758,128
   Deficit                                                                 (4,029,572)       (4,149,172)
                                                                       ---------------    --------------
                    Total Shareholders' Deficiency                           (229,395)         (348,995)
                                                                       ---------------    --------------

                    T O  T  A  L                                         $  1,217,166      $  1,211,161
                                                                       ===============    ==============

                                                           1.

                                SONO-TEK CORPORATION

                              STATEMENTS OF OPERATIONS

                                                       Nine Months Ended                   Three Months Ended
                                            ----------------------------------     --------------------------------
                                                          November 30                          November 30
                                                           Unaudited                            Unaudited
                                                    1995               1994              1995               1994
NET SALES                                     $ 2,086,235        $ 1,991,699       $   736,727        $   593,018

COST OF GOODS SOLD                                890,991          1,077,100           322,973            322,702
                                             -------------       ------------     -------------       ------------
   Gross Profit                                 1,195,244            914,600           413,754            270,316
                                             -------------       ------------     -------------       ------------

OPERATING EXPENSES
  Research and product development costs          294,951            221,639            98,154             76,568
  Marketing and selling expenses                  476,256            561,261           149,689            190,866
  General and administrative costs                286,800            386,700            94,155            128,530
                                             -------------       ------------     -------------       ------------
        Total Operating Expenses                1,058,007          1,169,600           341,998            395,964
                                             -------------       ------------     -------------       ------------

OPERATING INCOME (LOSS)                           137,237           (255,001)           71,756           (125,648)

INTEREST EXPENSE                                   50,670             47,040            17,650             16,905

INTEREST AND OTHER INCOME                          33,032                221                99                114
                                             -------------       ------------     -------------       ------------

NET INCOME (LOSS) (NOTE D)                   $    119,599        $  (301,821)     $     54,205        $  (142,439)
                                             =============       ============     =============       ============

INCOME (LOSS) PER COMMON SHARE (NOTE E)      $       0.03        $     (0.08)     $       0.01        $     (0.04)
                                             =============       ============     =============       ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK USED TO COMPUTE
 EARNINGS (LOSS) PER SHARE                      4,205,000          3,872,000         4,205,000          3,872,000

                                                           2.

                                               SONO-TEK CORPORATION
                                             Statements of Cash Flows
                                        For Nine Months Ended November 30


                                                                            1995               1994
                                                                                   Unaudited
                                                                       --------------    ---------------
Cash flows from operating activities:
  Net income (loss)                                                    $    119,599      $    (301,821)
                                                                       --------------    ---------------

  Adjustments to reconcile the results of operations
  to the net cash provided by operating activities:
   Loss on abandonment of foreign patents                                                       23,000
   Depreciation and amortization                                             46,755             69,478
   Accounts receivable                                                      (53,577)           284,382
   Inventories                                                               (2,305)           (92,309)
   Prepaid expenses                                                          28,291             33,794
   Other assets                                                                (400)            (2,000)
   Accounts payable & accrued expenses                                      (34,820)            76,284
   Noncurrent rent payable                                                   (8,362)            (2,679)
                                                                       --------------    ---------------
     Total adjustments                                                      (24,418)           389,950
                                                                       --------------    ---------------
     Net cash provided by operating activities                               95,181             88,129
                                                                       --------------    ---------------


Cash flows from investing activities:
  Fixed asset, patent and copyright acquisition costs                       (10,653)           (24,767)


Cash flows from financing activities:
  Payments of capitalized leases                                             (5,429)            (3,156)
  Proceeds from sale of common stock                                         25,000                  0
  Repayments of notes payable                                               (64,983)          (110,888)
                                                                       --------------    ---------------
     Net cash used in financing activities                                  (45,412)          (114,044)
                                                                       --------------    ---------------


Net Increase (decrease) in cash and cash equivalents                          39,116           (50,680)

Cash and cash equivalents:
  Beginning of period                                                         67,804             70,871
                                                                       --------------    ---------------

  End of period                                                        $     106,920     $       20,191
                                                                       ==============    ===============
Supplemental disclosure:
  Interest paid                                                        $      22,525     $       14,856
  Income taxes paid                                                    $           0     $        5,338


                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                                November 30, 1995

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


NOTE C:              Inventory at November 30, 1995 is comprised of:


                     Finished goods                           $ 98,283
                     Work in process                           134,258
                     Raw materials and subassemblies           260,335
                                                              --------
                               Total                          $492,876


NOTE D: The Company has adopted FASB Statement no. 109 which became effective for the Fiscal Year Ended February 28, 1994. Accordingly, under the provision of Statement 109, the income tax benefit of the loss for the nine months ended November 30, 1994 was offset by an increase in the valuation allowance.

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

Note F:              These factors  raise  substantial doubt as to the Company's
Cont'd               ability to continue as a going concern.

                     The financial statements do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

                              SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
---------------------

           Sales increased $94,536 to $2,086,235 for the nine months ended November 30, 1995 as compared to $1,991,699 for the nine months ended November 30, 1994. The increase was primarily a result of an increase of $352,000 in sales of Nozzle Systems, while sales of SonoFlux Systems decreased approximately $257,000. For the three months ended November 30, 1995 sales increased $143,709 to $736,727 as compared to sales of $593,018 for the three months ended November 30, 1994. Sales of Nozzle Systems inreased approximately $150,000 and sales of SonoFlux Systems decreased approximately $6,000 as compared to the three month period ended November 30, 1994. The decrease in sales of SonoFlux Systems is believed to be the result of a decline in export sales as well as an increase in competitive pressures. In response to the increase in competition the Company introduced its newest version of SonoFlux System, the "9500". This new model has a lower manufacturing cost, a lower selling price, and is designed to be more "user friendly" through computer controled operation. Although there can be no assurances, the Company anticipates that this new model will appeal to a broader segment of the market, and lead to increased sales of this product line.

           Gross profit increased $280,644 from $914,600 for the nine month period ended November 30, 1994 to $1,195,244 for the nine month period ended November 30, 1995, and increased $143,438 from $270,316 for the three months ended November 30, 1994 to $413,754 for the three months ended November 30, 1995. As a percent of sales, gross profit increased from 46% for the nine months ended November 30, 1994 to 57% for the nine months ended November 30, 1995, and increased from 46% for the three months ended November 30, 1994 to 56% for the three months ended November 30, 1995. For both the nine and three month periods the increase in gross profit was primarily a result of a change in product mix and a reduction in production overhead costs. Sales of Nozzle Systems, which realize a higher gross margin as compared to sales of SonoFlux Systems, comprised 39% and 40% of sales for the nine and three month periods ended November 30, 1995 as compared to 24% of sales for both the nine and three month periods ended November 30, 1994. The Company's production overhead costs decreased as a result of reduced warranty and labor costs.

           Research and product development costs increased $73,312 from $221,639 for the nine months ended November 30, 1994 to $294,951 for the nine months ended November 30, 1995 and increased $21,586 from $76,568 for the three months ended November 30, 1994 to $98,154 for the three months ended November 30, 1995 The increase was primarily a result of increased labor and consulting costs associated with the development of the SonoFlux 9500.

           Marketing and selling costs decreased $85,005 from $561,261 for the nine months ended November 30, 1994 to $476,256 for the nine months ended November 30, 1995 and decreased

$41,177 from $190,866 for the three months ended November 30, 1994 to $149,689 for the three months ended November 30, 1995. The decrease was primarily as a result of a decrease in travel costs. During the first nine months of Fiscal 1996 the Company has concentrated its selling efforts to focus on North American markets, thereby reducing the necessity for costly Far East and European travel.

           General and administrative costs decreased $99,900 from $386,700 for the nine month period ended November 30, 1994 to $286,800 for the nine months ended November 30, 1995 and decreased $34,375 from $128,530 for the three months ended November 30, 1994 to $94,155 for the three months ended November 30, 1995. For the nine months ended November 30, 1995 the decrease resulted primarily from a reduction in the Company's reserve for doubtful accounts and a decrease in professional fees. During the three months ended November 30, 1994 the Company incurred costs of $23,000 as a result of its abandonment of certain foreign patents.

           Interest and other income increased $32,811 from $221 for the nine months ended November 30, 1994 to $33,032 for the nine months ended November 30, 1995. The increase is a result of funding received during the three months ended May 31, 1995 from SEMATECH for work done by the Company under the terms of a joint development agreement. SEMATECH is a consortium of U.S. semiconductor manufacturers and has provided the Company with funds for the development of a photoresist application system, or "Wafer Coating System".

           For the nine months ended November 30, 1995 the Company earned $119,599 or $.03 per share as compared to a net loss of $301,821 or $.08 per share for the nine months ended November 30, 1994. For the three months ended November 30, 1995, the Company had earnings of $54,205 or $.01 per share as compared to a net loss of $142,439 or $.04 per share for the three months ended November 30, 1994. The increase in earnings for both the nine and three month periods resulted primarily from an increase in sales of the Company's Nozzle Systems, a decrease in general and administrative costs, a decrease in marketing and selling costs, and an increase in other income.


Liquidity and Capital Resources
-------------------------------

           Working capital increased $92,718 to $286,757 at November 30, 1995 as compared to working capital of $194,039 at February 28, 1995. The increase in working capital was primarily a result of profitable operations.

           The Company's lack of working capital has hampered its ability to efficiently produce and market its products, and has impeded progress in the development of new products. At times, the Company has been unable to make payments to its vendors and certain note holders in a timely fashion. Some vendors have placed the Company's account for collection with a collection agency. During Fiscal 1995 the Company failed to make three of four scheduled interest payments to holders of the convertible secured subordinated promissory notes issued in November 1993. The failure to make such payments constitutes an act of default in accordance with the terms of the note. In March 1995 the Company and each noteholder agreed to an amendment whereby, among other things, the holder agreed to waive the right of default and remedies based on the Company's failure to make interest payments due on August 15, 1994 and thereafter through and including February 15, 1996.

           The Company's Chairman, who is entitled to receive consulting compensation from the Company at the rate of $26,000 per year has agreed that payments to him could be deferred commencing June 1993. The amount of such deferral at November 30, 1995 was $63,557.

           These factors raise serious doubt as to the Company's ability to continue as a going concern.

     During Fiscal 1995 the Company incurred a significant loss from operations. During this period of time the Company devoted significant resources, including working capital to the development of two new products. The first is a new generation of the SonoFlux System that is used in the electronics industry for the application of flux to printed circuit boards during their manufacture. The Company began shipping this new system to customers during the three months ended May 31, 1995. The second new product is a Wafer Coating System to be used in the semiconductor industry for the application of photoresist to semiconductor wafers. The Company anticipates that functional qualification of the Wafer Coating System will commence during the fourth quarter of Fiscal 1996. Management believes that these new products will lead to broader markets and increased sales and profits quickly enough to improve its working capital position in the short term and to restore its equity in the long term, although there can be no assurances that these goals will be achieved.

           In order to generate additional working capital, 333,333 shares of common stock were sold to the Company's Chairman and a Noteholder for the fair market value of $100,000 in February 1995.

           As the long term debt of the Company to the bank matures on November 1, 1996 and the Convertible Secured Subordinated Notes mature on August 15, 1997, the Company will experience substantial difficulties in meeting these obligations unless the level of profitability improves over the next several years or unless the bank and the Noteholders agree to extend the repayment terms of this debt. There can be no assurance that such extensions can be negotiated, or that such extensions, if negotiated, will be on terms as favorable to the Company as those presently in effect.

                           PART II - OTHER INFORMATIO



Item 4.              Submission of Matters to a Vote of Security Holders

                     None

Item 6.              Exhibits and Reports on Form 8-K

                     (a)       Exhibits

                     Item 27. Financial Data Schedule - Edgar filing only

                     (b)       Reports on Form 8-K

                     None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 11, 1996




                                         SONO-TEK CORPORATION




                               By:            /s/ James L. Kehoe
                                         ____________________________
                                         James L. Kehoe
                                         Chief Executive Officer


                               By:           /s/ J.Duncan Urquhart
                                         ____________________________
                                         J. Duncan Urquhart
                                         Treasurer & Chief Financial Officer