Form 10-K
period 1996-02-29
SONO TEK CORP
filed 1996-05-29
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 29, 1996

Commission File Number:  0-16035
                              SONO-TEK CORPORATION
             (Exact name of Registrant as Specified in its Charter)

        NEW YORK                               14-1568099
(State or other Jurisdiction of    (IRS Employer Identification Number)
Incorporation or Organization)

                 2012 Route 9W, Bldg. 3, Milton, New York 12547
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:  (914) 795-2020

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of May 17, 1996 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $2,824,000, computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $0.78.

         The Registrant had 4,204,913 shares of Common Stock outstanding as of May 17, 1996.

                                     PART I

ITEM 1            Business

         (a)      General Development of Business.
                  --------------------------------

         Sono-Tek Corporation (the "Company" or "Sono-Tek") was incorporated in New York on March 21, 1975. It was organized for the purpose of engaging in the development, manufacture, assembly, and sale of ultrasonic liquid atomizing units consisting of (i) a nozzle based on patented technology, and (ii) an electrical power supply and related hardware (the "Nozzle Systems"). Nozzle Systems atomize low-to-medium viscosity liquids used in industrial spray processes by converting electrical energy into mechanical motion in the form of high-frequency (ultrasonic) vibrations which break liquids into minute drops that can be applied to surfaces at low-velocity.

         Throughout the fiscal year ended February 29, 1996 ("Fiscal 1996"), the Company continued production and sales of its established line of Nozzle System products. The Company is continuously striving to improve the performance and versatility of its Nozzle Systems, as well as searching for new industry applications.

         During Fiscal 1990, the Company initiated the development of the SonoFlux System. This system was the first product of the Company that incorporates its basic Nozzle System technology into an end-user ready machine which can be targeted for a very specific and identifiable market segment, the electronic circuit board assembly industry. The SonoFlux System applies a uniform coating of flux to printed circuit boards immediately prior to the components being soldered in place. The SonoFlux System consists of a liquid delivery system which pumps liquid flux from a reservoir to the ultrasonic nozzle where it is atomized (the Company's Nozzle System), a spray assembly which shapes the atomized flux and directs it toward the bottom surface of the printed circuit board, the necessary electronics to control and operate the system, and an exhaust hood to capture any extraneous vapors.

         After an initial period of marketing and customer evaluation during Fiscal 1991, the Company realized its initial sales during Fiscal 1992. Sales for the SonoFlux system have grown significantly in each subsequent year until Fiscal 1995 when increased competition contributed to a decline in sales.

         In Fiscal 1995, the Company commenced development of a new generation of the SonoFlux System which was introduced to the market at a major electronics trade show in February, 1995. This newest product family, the "9500", was developed after conducting significant market research to determine customer requirements.

         This new generation of machines was designed to enable Sono-Tek to participate in all segments of the spray fluxing market. For prospective customers where price is the most important factor in making a purchase decision, the entry level model of the 9500 is priced 25% lower than the previous SonoFlux System. For that segment of the market where full factory automation is a must, the high-end model of the SonoFlux 9500 is fully automated and computer controlled, and is priced to compete favorably against other products in the market.

         The 9500, in addition to being designed to satisfy the demands of the market, is significantly easier to manufacture than its predecessor, and takes advantage of "off-the-shelf" components wherever possible to reduce the need for custom designed and manufactured parts.

         Initial shipments of the SonoFlux 9500 began in May 1995, to customers in the North American market. During the balance of Fiscal 1996, the SonoFlux 9500 proved to be a success in the field. The overall performance, reliability, and ease of use have been complemented by customers. In March 1996, this new system was made available to the international market.


         (b)      Financial Information about Industry Segments.
                  ----------------------------------------------
         The Company is engaged in one industry segment and line of business.

         (c)      Description of Business.
                  ------------------------
Background
- ----------
         The Company is engaged in the development, manufacture, and sale of ultrasonic liquid atomizing units consisting of a nozzle based on patented technology and an electrical power supply unit and related hardware that atomizes low-to-medium viscosity liquids used in industrial spraying applications.

         Nozzle Systems operate on a different principle from that employed in conventional nozzles, such as compressed gas or hydraulic nozzles ("Conventional Nozzles"), or in other coating methods such as fill and aspiration (when a container is filled with a substance and the excess is removed by various methods) or batch dipping.

         Nozzle Systems break the liquid stream into a spray of minute drops by intense ultrasonic vibrations concentrated on the head of the nozzle, called the "atomizing surface". The spray pattern depends on the shape of the atomizing surface. The Company manufactures nozzles with atomizing surfaces that produce spray shapes to meet individual customer specifications. In addition, nozzles are made in different sizes and configurations to accommodate various flow rates and to meet other requirements with respect to specific applications. Other components of Nozzle Systems are similarly designed to meet customer specifications.

         Nozzle Systems produce a soft low-velocity spray of liquid which results in minimal waste or loss to the surrounding environment. Conventional nozzles tend to deliver a hard, high-velocity spray. When applying spray coatings to surfaces using pressure nozzles, much of the often expensive and/or hazardous material bounces off the surface and is lost into the environment. This so-called "overspraying" not only represents increased cost to the user, but is also a source of environmental pollution. Sono-Tek's Nozzle Systems, due to the soft nature of the spray produced, virtually eliminate such overspray. In addition, the Nozzle Systems are capable of spraying material in minute amounts on the order of one-millionth of a liter of liquid per second, and are capable of delivering material without introducing gas into an industrial process as do compressed gas nozzles. Ultrasonic nozzles typically have larger passageways than Conventional Nozzles spraying material at similar flow rates, which the Company believes makes ultrasonic nozzles more resistant to clogging than Conventional Nozzles.

Marketing
- ---------
         Overview
         --------
         The Company markets two basic product lines, both based on its proprietary ultrasonic nozzle technology. The SonoFlux System accounted for approximately 63% of the Company's sales during Fiscal 1996, 76% during Fiscal 1995, and 70% during Fiscal 1994. Nozzle Systems accounted for the remaining 37%, 24%, and 30% respectively.

         The marketing and sales function of the Company is currently performed by five people located in the Company's facilities in Milton, New York. This organization consists of a National Sales Manager, three Sales Engineers, and an Administrative Assistant.

         The primary marketing and sales of the Company's Nozzle Systems is through its own direct sales force. A majority of sales leads are generated via direct mail advertising, advertisements and technical articles in trade journals, new product releases, and participation in trade shows and seminars.

         The Company markets Nozzle Systems to customers requiring specialized applications of liquids to their products. To date, the Company's sales have been made to end users who use Nozzle Systems in the manufacture of their own products, to original equipment manufacturers ("OEMs") who incorporate Nozzle Systems into their own products for resale, and to government, university, and private research facilities who use Nozzle Systems for research projects.

         The market for the SonoFlux  product line is the Printed  Circuit Board
(PCB) assembly industry. A majority of sales leads are generated via advertisements and technical articles in trade journals, new product releases, and participation in trade shows and seminars. For this product line, the Company utilizes the services of independent Manufacturer's Representatives ("Reps") in North America to augment its direct sales force. These Rep organizations are paid a commission on sales after the Company receives payment from the customer. The Company currently has thirteen such Rep organizations under contract with a total of approximately forty individuals performing direct sales. To increase the Company's presence in foreign markets, the Company uses Distributors in Europe and the Far East. The Company currently has fifteen such Distributor companies under contract.

Markets for the Company's Products
- ----------------------------------
         Nozzle Systems
         --------------
         The Company markets Nozzle Systems to customers requiring specialized applications of liquids to their products. Manufacturers of medical devices use the Nozzle Systems to uniformly coat portions of their products with specific quantities of biochemical compounds. Semiconductor manufacturers use Nozzle
Systems to apply chemicals on silicon wafers in the production of integrated circuits. Nozzle Systems are sold for a variety of other applications including spray drying of ceramics, lubrication, moisturization, and application of protective coatings to float glass.

         The Company works with potential customers in industries which it believes can benefit from Nozzle Systems to meet specialized application requirements. The Company has been concentrating its efforts on establishing its presence in a number of different markets. (See "Product Development"). Currently, the Company's principal markets for its products are in the medical products, semiconductor manufacturing and electronics fabrication industries.

         The more significant applications of the Company's Nozzle System products are as follows:

          Medical Devices
          ---------------
          Manufacturers of medical devices use Nozzle Systems in the processing of tubes, trays, ampules, syringes and catheters for medical use. Blood collection tubes used in AIDS testing and other blood work, diagnostic test kits and artificial arteries are examples of devices that are coated using Nozzle Systems. In Management's opinion, an advantage of Nozzle Systems over Conventional Nozzles (which are not typically used in the foregoing medical device applications) is that Nozzle Systems provide a low velocity spray which deposits a minute, specific quantity of material on the medical device. In addition, in management's opinion, an advantage of Nozzle Systems over other methods, such as the fill and aspiration method, is that Nozzle Systems permit a controlled and uniform application of less material than that used in other methods of coating medical devices, resulting in less waste of material.

         One customer in the medical device industry, Becton Dickinson & Co., accounted for approximately 9% of the Company's sales during Fiscal 1996, approximately 5% of the Company's sales in Fiscal 1995 and approximately 10% of the Company's sales in Fiscal 1994. This customer utilizes the Company's Nozzle Systems for coating blood collection devices with small, controlled amounts of various coagulating and anti-coagulating agents. The use of the Nozzle Systems in this application is attributable to their ability to precisely meter a very low-flow rate spray, which is a characteristic inherent to the technology.

         Semiconductors
         --------------
         Semiconductor manufacturers that use automated wafer handling equipment can use Nozzle Systems in the production of integrated circuits. Photosensitive silicon wafers are sprayed with often expensive chemical developers using Nozzle Systems. The Company believes that the primary advantage in using Nozzle Systems in this process is that it produces results comparable to other automated wafer handling methods with less waste of the chemical being sprayed.

         The acceptance of the Company's technology in this industry is a result of the technology's capability of reducing the use of chemicals and providing dimension control of deposition on silicon wafers.

         Other  Applications
         -------------------
         The Company also sells Nozzle Systems to other manufacturers, including manufacturers of feminine personal hygiene products, computer disks, float glass, frozen confections, and sterile packages. The Company also sells its Nozzle Systems to customers who wish to evaluate the merits of the technology for their specific applications. (See "Product Development").

         SonoFlux System
         ---------------
         The SonoFlux System is attractive to the electronics industry in applications which use water soluble, water-based, or rosin fluxes because the SonoFlux system significantly reduces the amount of flux consumed, the related emission of these materials to the environment, and the cost of disposing of waste flux.

         The SonoFlux System applies "no-clean" flux to electronic printed circuit boards during manufacture. The Company believes that the potential market for this product is large because the use of "no-clean" fluxes eliminates the conventional flux removal (cleaning) operation which uses chlorofluorocarbon chemicals.

         One of the Company's Far East distributors, WKK Electronics PTE Ltd., located in Singapore, accounted for approximately 2% of the Company's sales in Fiscal 1996 and approximately 11% of the Company's sales during Fiscal 1995.

Product Development
- -------------------
         For the Fiscal years ending February 29, 1996, February 28, 1995 and February 28, 1994, the Company expended approximately $380,000, $328,000, and $264,000 respectively on research and development costs. These expenditures were incurred for refinement of existing Nozzle System technology, development of Nozzle Systems to meet new or unique customer requirements, development of a new generation of the SonoFlux System and related enhancements, and the initial development of a photoresist application system for the semiconductor industry. Funding totalling $32,700 and $14,176 from SEMATECH, a consortium of U.S. semiconductor manufacturers, was provided toward the development costs of the photoresist development system during Fiscal years 1996 and 1995, respectively. (See "Wafer Coating System").

         Management believes that the Company's long-term growth and stability is linked to the continuous development and release of products that provide total solutions to customer needs across a wide spectrum of industries, and advance the utility of the Company's basic technology.

Nozzle Products
- ---------------
         Since 1988, the mainstay of the Company's nozzle business has utilized a power supply designated as the Model PS-88. From 1988 through 1993, the Company obtained considerable experience related to the performance of these systems in the field. Suggestions made by several customers and an analysis of repair records indicated that by making certain improvements and incorporating additional features, the Company could further enhance performance, reduce manufacturing time and parts cost, and facilitate the repair process.

         The first iteration of a new power supply, designated the Model PS-93, was designed specifically for Becton Dickinson, although the basic design concept is ultimately planned to be incorporated across the entire product line. The PS-93 operates on the "phase-locked loop" principle which enables the power supply to provide a stable, frequency-locked electrical signal to the attached ultrasonic nozzle. It also permits the user to tune the power supply to many different types of the Company's nozzles or to any nozzle of a given type by simple screwdriver adjustment.

         The PS-93 not only facilitates the use of the Company's products, particularly in installations where multiple Nozzle Systems are in use, but also simplifies manufacturing and repair. For example, a PS-88 power supply and nozzle system can, with age or excessive use, become mistuned, requiring customers to return the entire system to the factory for repair. The PS-93 power supply eliminates this problem since the system can be retuned by the customer on-site in a matter of minutes. The PS-93 also features a modularized design that makes it convenient to operate several power supplies and nozzles in a compact space, and the capability to interface and be controlled by external computers.

         The first PS-93 power supplies were delivered to Becton Dickinson & Co., in May 1993 as part of a rack-mount system designed to drive 10 nozzles. During Fiscal 1995, this new power supply design was incorporated into the SonoFlux product line, and it will replace the PS-88 for Nozzle System products during Fiscal 1997.

SonoFlux System
- ---------------
         During Fiscal 1995, significant development resources were expended to completely redesign the SonoFlux product line. The Company conducted an industry survey of over 1,000 users or potential users of spray fluxing systems in an effort to determine the expectations of the market for parameters such as price, performance, quality, and service. This industry information, together with the experience gained by the Company in over five years of selling spray fluxing systems, was combined with specific cost and profit objectives, to define the overall development objectives of the SonoFlux 9500.

         The SonoFlux 9500 is based on the industry proven design utilizing Sono-Tek's patented spray assembly with a stationary ultrasonic nozzle and spray dispersion mechanism. This well-established technology has been combined with a flexible programmable logic controller (PLC) to provide additional features, making the SonoFlux 9500 system a production tool capable of full automation.

         The SonoFlux 9500 uses an expandable, programmable controller which monitors and controls all system functions. Any fluxing parameter is easily changed using an operator keypad and

LCD display. The controller also provides visual and audible warnings for system errors and alarms.

         The unit can be programmed by a user friendly windows program from a personal computer using an industry standard RS-232 serial interface. It has the capacity to store up to 250 customized programs, each containing all of the parameters selected for a specific circuit board to be processed.

         Several SonoFlux 9500 models are available including units for retrofit inside wave soldering machines, stand alone units for assembly around existing finger or pallet conveyors, stand alone units complete with integral chain/tab conveyors and configurations capable of operating in an inert environment.

         In addition to development of the 9500, several engineering projects were initiated and completed to satisfy specific customer needs or requests.

Wafer Coating System
- --------------------
         During Fiscal 1995 and Fiscal 1996, Sono-Tek made significant progress on a development project to significantly reduce the amount of photoresist used in the fabrication of semiconductor wafers. Photoresist is an expensive material that is applied to the surface of a semiconductor wafer at several stages during processing to sensitize the surface of the wafer to ultraviolet light so that various features can be photo-imaged.

         This work was performed under a joint development agreement with SEMATECH which required Sono-Tek to develop the necessary tools and processes to enable existing semiconductor manufacturing equipment to be retrofitted with Sono-Tek's patented ultrasonic spray technology. The objective of the program is to spray a uniform coating of photoresist, using as small an amount of photoresist as possible. Initial laboratory results indicate the Company has achieved its goal to reduce by a factor of four the amount of photoresist used in the semiconductor manufacturing process. A prototype wafer coating system has been designed and the Company has plans to install it at a semiconductor manufacturing facility for further testing and qualification during the second quarter of Fiscal 1997.

Manufacturing
- -------------
         The Company currently employs eleven persons for its manufacturing and quality control activities. During Fiscal 1992, the Company expanded its manufacturing capabilities in order to manufacture the SonoFlux System by leasing additional production space in Milton, New York. In Fiscal 1994, the Company consolidated all of its operations at its Milton facility to improve efficiencies and reduce operating costs. The Company expended approximately $46,000 in Fiscal 1994 to acquire manufacturing equipment and to outfit the Milton facility to accommodate all phases of manufacturing. In Fiscal 1996, Fiscal 1995 and Fiscal 1994, the Company expended approximately $1,000, $12,000 and $35,000 respectively to acquire manufacturing and quality control equipment, and to upgrade electrical services at the Milton facility.

         The Company's manufacturing area consists of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, (iv) a SonoFlux assembly area, and (v) a receiving and shipping area. The machine shop produces machined parts for nozzle systems, components for development projects and custom parts to satisfy unique customer requirements. It is believed that all of these services could be obtained at numerous local machine shops if required.

         The nozzle assembly and test area assembles the machined components of the nozzle with purchased crystals and electrodes, and after a visual inspection and aging period, subjects the nozzle to test procedures to assess its performance characteristics. In the electronics assembly area, assembled electronic circuit boards, pumps, and power supplies are mounted in sheet metal enclosures and suitably wired to provide interconnections between the individual components and sub-assemblies. Certain electronic circuit boards are also purchased. The circuit boards and the components that populate them are available from a wide range of suppliers throughout the world, as are the sheet metal components.

         The SonoFlux assembly area combines the assembled modules from the electronics assembly area, the assembled and tested ultrasonic nozzle, and additional sheet metal and wiring to complete a finished SonoFlux system.

         Other parts, including pumps used in the Nozzle Systems or the SonoFlux System are purchased as finished units from various suppliers. All raw materials used in the Company's products are readily available from many different domestic suppliers.

         The Company provides a limited warranty of the Nozzle Systems and SonoFlux Systems for parts and labor for a period of one year from the date of sale, except for certain consumable parts or moving parts of the SonoFlux System (such as conveyors, motors, pumps, etc.) for which the warranty period is ninety days.

         The Company maintains comprehensive general liability insurance in an amount which it believes is adequate for the nature of its operations.

Patents
- -------

         The Company's present and proposed business is based in part on the technology covered by ten United States patents held by the Company. Patent applications based on the United States applications covering fundamental aspects of the technology developed by the Company have been issued or are pending in several foreign jurisdictions. Such patents expire during the period of May 1996 through December 2007. The Company's earliest patent on its central-bolt nozzle design, used in current product offerings, is due to expire in October 1999. The aforementioned patent, due to expire in May 1996, is no longer part of the Company's product line. The Company has been granted a patent on the spray assembly portion of its SonoFlux System, which will expire in June, 2010. The Company has also filed an application for a patent covering the photoresist spray deposition process. (See product development - "wafer coating system"). However, there can be no assurance that the Company's existing patents will, if challenged, be upheld, or that any such patents will afford the necessary degree of patent protection with respect to the Nozzle Systems. Furthermore, due to the high cost of maintaining patents in several foreign jurisdictions, the Company determined not to maintain its patent protection in certain countries in which the Company believes the protection is no longer required. During the Fiscal years ended February 29, 1996 and February 28, 1995 the Company abandoned certain patents it held in foreign countries. The book value of such patents was approximately $13,000 and $27,000 respectively. There can be no assurance that events will not occur which, as a result of the Company's failure to maintain its patent protection, would have a material adverse affect on the Company's sales in such foreign jurisdictions.

         In addition, the Company may be unable, for financial or other reasons, to enforce its rights under its patents. The Company also relies on unpatented know-how in the production of its Nozzle Systems. Management is aware of one other company that has developed a nozzle that operates in a manner similar to the nozzle that is part of the Company's Nozzle Systems. This company has access to significant financial resources. There can be no assurance, however, that this company will not develop additional nozzle designs and thus expand the applications of its nozzles. Moreover, technological advances have evolved in the nozzle industry and there can be no assurance that these companies or other entities with far greater resources and capabilities than the Company will not develop products competitive with the Company's Nozzle System. (See "Competition").

Competition
- -----------
         Nozzle Systems are sold primarily to customers that require specific performance characteristics which the Company believes are not attainable using competing methods, such as Conventional Nozzles or other coating methods. At present, management is aware of only one other company that manufactures nozzles that operate in a manner similar to the nozzle that is part of the Company's Nozzle Systems. This company possesses significant financial resources. (See "Patents"). There can be no assurance, however, that other manufacturers, including well-established companies that have substantially greater financial and other resources than the Company, will not seek to compete with the Company in producing specialized nozzles in the future. If such companies decide to enter into the specialized nozzle business, there can be no assurance that the Company will be able to successfully compete with them.

         In the electronic fabrication area, the Company's SonoFlux System competes with other companies, all of which use either Conventional Nozzles or the ultrasonic nozzles of the Company's main competitor in the production of specialized nozzles. Although management believes that it has competed against such companies successfully in the past, there can be no assurance that these results will continue. In addition, there can be no assurance that other companies, including well-established companies that have substantially greater financial and other resources than the Company, will not seek to compete with the Company in the electronic assembly industry or that the Company will be able to compete successfully with them if such companies decide to enter into that business.

Employees
- ---------
         As of May 17, 1996, the Company had 26 full-time employees.

         (d)      Financial  Information  about Foreign and Domestic  Operations
                  --------------------------------------------------------------
                  and Export Sales
                  ----------------

         Sales to foreign customers accounted for approximately $744,000 or 27% of total revenue in Fiscal 1996, $739,000 or 30% in Fiscal 1995 and $1,324,000 or 45% in Fiscal 1994. Approximately $117,000 and $155,000 of this amount represents sales to an affiliate of Becton Dickinson located in England in Fiscal 1996, and Fiscal 1994, respectively. There were no sales to this customer in Fiscal 1995.

         During Fiscal 1994, the Company consolidated its distributor and OEM network in Europe and the Far East eliminating unprofitable or nonproductive relationships. During Fiscal 1996 the Company reduced its selling efforts in the European and Far East markets and focused on the North American market. As a result, the Company received orders from distributor and OEM agents in the Far East of approximately $169,000 in Fiscal 1996, $451,000 in Fiscal 1995 and $674,000 in Fiscal 1994. In Europe, orders received totalled approximately $81,000, $189,000 and $421,000 during Fiscal 1996, 1995 and 1994 respectively.

         During Fiscal 1992 the Company began to utilize independent sales representatives or sales representative companies throughout North America (including parts of Canada and Mexico) to sell SonoFlux equipment on a commission basis and continued to do so through Fiscal 1996.

         (e)      Backlog
                  -------
         The backlog for the Company's products was $150,321 as of February 29, 1996 and $145,187 as of February 28, 1995. The Company anticipates that it will ship all of its February 29, 1996 backlog during Fiscal 1997.

ITEM 2            Properties
- ------
         The Company's office, product development, manufacturing and assembly facilities are located in one building consisting of 13,200 square feet of space at 2012 Route 9W, Building 3, Milton, New York. The Company leases these facilities pursuant to a lease which expires January 31, 1997. The Company has the option at the end of the lease term to renew the lease for an additional five year period at annual rental rates comparable to the Company's current payments. The Company believes that this facility is adequate for its needs for the foreseeable future.

ITEM 3            Legal Proceedings
- ------
         None

ITEM 4            Submission of Matters to a Vote of Security Holders
- ------
         None

                                     PART II

ITEM 5            Market for Registrant's Common Equity  and Related Stockholder
- ------   Matters.

         (a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated as furnished by the National Quotations Bureau, Incorporated.

         FISCAL YEAR ENDED     FEBRUARY 28,          FEBRUARY 29,
                                   1995                  1996
                             HIGH       LOW        HIGH       LOW

         First Quarter        3/4       1/8         5/8       10/32
         Second Quarter    1 1/8        1/4        13/16      11/32
         Third Quarter        3/4       1/16        9/16       1/4
         Fourth Quarter       5/8       1/16       1 1/4       1/4

         The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there may not be an established public trading market for the Company's Common Stock.

         (b) As of May 17, 1996 there were 304 record holders of the Company's Common Stock.

         (c) The Company has not paid any cash dividends on its Common Stock since its inception and intends to retain earnings, if any, for use in its business or for other corporate purposes.

ITEM 6            Selected Financial Data1 (1)
- ------

Year Ended       02/29/96     02/28/95     02/28/94     02/28/93     02/29/92
- ----------       --------     --------     --------     --------     --------

Net Sales       $2,747,891   $2,548,363   $2,943,553   $2,513,085   $2,324,049

Income (Loss)
Before Extra-
ordinary Item   $  155,078   $ (483,050)  $  (41,543)  $ (576,998)  $ (393,292)

Net Income
(Loss)          $  155,078   $ (483,050)  $   89,009   $ (576,998)  $ (393,292)


- --------
(1) Should be read in conjunction with the Financial Statements and Notes thereto.

Year Ended       02/29/96     02/28/95     02/28/94     02/28/93     02/29/92
- ----------       --------     --------     --------     --------     --------

Income (Loss)
Per Common Share:

Before Extra
ordinary Item   $  0.04      $  (0.12)    $  (0.01)    $  (0.15)   $  (0.10)

Extraordinary                                 0.03
Item

Net Income
(Loss)          $  0.04      $  (0.12)    $   0.02     $  (0.15)   $  (0.10)

Total Assets    $1,199,717   $1,211,161   $1,635,715   $1,275,599  $1,305,314

Long-Term
Liabilities     $  668,082   $  775,816   $  866,084   $   42,662  $   16,387

Cash Dividends      None         None         None         None        None

Weighted Average
Number of Shares
of Common Stock
Outstanding      4,204,913    3,876,146    3,872,000    3,784,000   3,754,000


ITEM 7          Management's  Discussion and Analysis of Financial Condition and
- ------          Results of Operations


         Capital Resources and Liquidity
         -------------------------------
         On February 29, 1996, the Company had working capital of $312,811 and a capital deficiency of $193,917. This compares to working capital of $194,039 and a capital deficiency of $348,995 on February 28, 1995. The increase in working capital and the reduction of the Company's capital deficiency is primarily a result of the Company' s profitable operations during Fiscal 1996.

         The improvement in working capital has allowed the Company to make steady progress in its efforts to reduce outstanding debt and, while the Company has improved its position with many of its trade vendors, payments remain in arrears with many others. During Fiscal 1996 the Company reduced obligations to its suppliers, bank and other creditors by approximately $160,000. This has improved the Company's ability to procure production materials and supplies, and to more efficiently market its product. Additionally, the Company, in November 1995, resumed interest payments to the holders of its convertible secured promissory notes issued in November 1993. Interest payments due to these noteholders in May and August 1995, were not made constituting an act of default in accordance with the terms of the note. In April 1996 the Company and each noteholder agreed to an amendment that, among other things, waived the right of default and remedies based on the Company's failure to make the interest payments due on May 15, 1995, August 15, 1995, and thereafter through and including February 15, 1997. In May 1996, the Company renegotiated the terms of its loan with the bank. Under the original terms of the loan the Company would have been obligated to pay the balance of approximately $135,000 on November 1, 1997. Under the new terms of the loan, the Company will continue to make monthly payments until the balance is paid in full.

         The Company's Convertible Secured Subordinated Notes mature on August 15, 1997, and the Company may experience substantial difficulties meeting these obligations unless the level of profitability improves substantially prior to the maturity date of the notes or unless the noteholders agree to extend the repayment terms of the note. There can be no assurance that such extensions can be negotiated or that such extensions will be on terms as favorable to the Company as those presently in effect.

         During Fiscal 1996 the Company introduced to the market its new generation of the SonoFlux System that is used in the electronics industry for the application of flux to printed circuit boards during their manufacture. This new system has been well received by the electronics industry as is evidenced by an increase in the frequency of orders for multiple units. In addition, the Company has realized a tenfold reduction in warranty costs as compared to earlier generations of the SonoFlux System. If qualification testing proves successful, the Company anticipates the introduction in Fiscal 1997 of a Wafer Coating System to be used in the semiconductor industry for the application of photoresist to semiconductor wafers. Although there can be no assurances, management believes that these new products, will lead to broader markets and continued increases in sales and profits, which will in turn allow the Company to continue to meet its current obligations as they become due.

Results of Operations - 1996 Compared to 1995
- ---------------------------------------------
         In Fiscal 1996 The Company had net earnings of $155,078 or $.04 per share as compared to a net loss of $483,050 or $.12 per share for Fiscal 1995. The increase in earnings was primarily a result of increased sales of the Company's Nozzle Systems as well as a decrease in cost of goods sold, marketing and selling expenses, and general and administrative costs.

         The Company's sales increased $199,528 or 8% from $2,548,363 for Fiscal 1995 to $2,747,891 for Fiscal 1996. The increase in sales resulted primarily from an increase in sales of the Company's Nozzle Systems. Sales of this product increased $400,985 or 66% from $607,447 during Fiscal 1995 to $1,008,432 during Fiscal 1996. A significant portion of the increase in sales of the Company's Nozzle Systems is attributed to a significant customer in the medical industry. This customer did not purchase any Nozzle Systems during Fiscal 1995. Sales to this customer, Becton Dickinson & Co.,whose purchases are normally large and sporadic, accounted for $237,750 or 9% of the Company's sales during Fiscal 1996 as compared to sales of $123,851 or 5% the Company's sales during Fiscal 1995. Fiscal 1995 sales to this customer were comprised entirely of repairs to existing Nozzle Systems. Although there can be no assurances, management believes that Becton Dickinson will continue to remain an active customer and may account for a significant portion of the revenues of the Company in the future.

         Sales of the SonoFlux product line decreased $201,257 or 10% from $1,940,716 in Fiscal 1995 to $1,739,459 in Fiscal 1996. Sales of the Company's SonoFlux System had increased steadily since its introduction in Fiscal 1992 and continued to increase through Fiscal 1994. In Fiscal 1995, however, the Company's sales of SonoFlux Systems began to decline as a result of increased competitive pressures. Although there can be no assurances, the Company believes that its new generation of SonoFlux Systems, the "9500" will enable it to compete more effectively in the marketplace.

         The Company's gross profit increased $468,259 or 44% from $1,068,340 in Fiscal 1995 to $1,536,599 in Fiscal 1996. The increase in gross profit is a result of an increase in sales of the Company's products as well as a change in product mix. Sales of Nozzle Systems, which realize a higher gross margin than SonoFlux Systems, comprised 37% of sales in Fiscal 1996 as compared to 24% of sales during Fiscal 1995. Additionally, the Company realized a decrease of approximately $83,000 in warranty costs associated with its SonoFlux System. The decrease is a result of the improved performance and reliability of the Company's new generation of SonoFlux System, the "9500".

         Research and development costs increased $51,458 or 16% from $328,484 in Fiscal 1995 to $379,942 in Fiscal 1996. The increase was a result of increased prototype and consulting costs associated with the development of, and enhancements to the SonoFlux 9500, as well as the new Wafer Coating System to be used in the semiconductor industry for the application of photoresist to semiconductor wafers.

         Marketing and selling costs decreased $46,203 or 7% from $680,600 in Fiscal 1995 to $634,397 in Fiscal 1996. The decrease was primarily a result of decreased travel costs. Such costs decreased as a result of the Company's decision to redirect its sales efforts from Europe and the Far East to the North American market.

         General and administrative costs decreased $142,427 or 28% from $501,569 in Fiscal 1995 to $359,142 in Fiscal 1996. The decrease resulted primarily from a decrease in bad debt expense. During Fiscal 1996 the Company has substantially reduced its reserve for uncollectable accounts as a result of the decrease in receivables represented by higher risk Far East and European accounts. A decrease in compensation, amortization and professional fees all contributed to the reduction in general and administrative costs.

         Inflation and changing prices did not have a material effect on the Company's operation in the Fiscal 1996, 1995, or 1994 periods.

Results of Operations - 1995 Compared to 1994
- ---------------------------------------------
         In Fiscal 1995 The Company incurred a net loss of $483,050 or $.12 per share as compared to net earnings of $89,009 or $.02 per share for Fiscal 1994. The decrease in earnings was primarily a result of decreased sales of the Company's products.

         The Company's sales decreased $395,190 or 13% from $2,943,553 for Fiscal 1994 to $2,548,363 for Fiscal 1995. The decrease in sales resulted primarily from a decrease in sales of the Company's Nozzle Systems. Sales of this product decreased $270,998 or 31% from $878,445 in Fiscal 1994 to $607,447 during Fiscal 1995. A significant portion of the decrease in sales of the Company's Nozzle Systems is attributed to a significant customer in the medical industry for whom the Company filled a large order during the first quarter of Fiscal 1994. This customer, whose purchases are normally large and sporadic, did not purchase any Nozzle Systems during Fiscal 1995. Sales to this customer, Becton Dickinson & Co., accounted for $123,851 or 5% of the Company's sales during Fiscal 1995 as compared to sales of $300,175 or 10% of the Company's sales during Fiscal 1994. Fiscal 1995 sales to this customer were comprised entirely of repairs to existing Nozzle Systems.

         Sales of the SonoFlux product line decreased $123,192 or 6% from $2,063,908 in Fiscal 1994 to $1,940,716 in Fiscal 1995. Sales of the Company's SonoFlux System had increased steadily since its introduction in Fiscal 1992 and continued to increase through Fiscal 1994. In Fiscal 1995, however, the Company's sales of SonoFlux Systems began to decline as a result of increased competitive pressures.

         The Company's gross profit decreased $512,446 or 32% from $1,580,786 in Fiscal 1994 to $1,068,340 in Fiscal 1995. The decrease in gross profit was a result of a decrease in sales of the Company's products as well as a change in product mix. Sales of SonoFlux Systems, which realize a lower gross margin than sales of the Company's Nozzle Systems, comprised 76% of sales in Fiscal 1995 as compared to 70% of sales during Fiscal 1994.

         Research and development costs increased $64,730 or 25% from $263,754 in Fiscal 1994 to $328,484 in Fiscal 1995. The increase was a result of increased prototype and consulting costs associated with the development of the SonoFlux 9500 Ultra, as well as the new Wafer Coating System to be used in the semiconductor industry for the application of photoresist to semiconductor wafers.

         Marketing and selling costs increased $42,655 or 7% from $637,945 in Fiscal 1994 to $680,600 in Fiscal 1995. The increase was primarily a result of increased travel costs. Such costs increased as a result of the Company's efforts to establish new business in the Far East and the need to increase its efforts domestically to meet increased competition.

         General and administrative costs decreased $115,009 or 19% from $616,578 in Fiscal 1994 to $501,569 in Fiscal 1995. The decrease resulted primarily from a decrease in compensation and occupancy costs. Compensation costs decreased as a result of the absense of bonus expense in Fiscal 1995, a reduction in personnel, and the reclassification of the salary of the Company's President and principal engineer to research and development costs. Occupancy costs decreased as a result of the consolidation of the Company's operations in Milton, New York during the fourth quarter of Fiscal 1994. Prior to that time the Company was operating out of two locations which resulted in a greater share of these costs charged to administration.

ITEM 8            Financial Statements and Supplementary Data
- ------

         Financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14.)


ITEM 9            Changes in and  Disagreements  with  Accountants on Accounting
- ------            and Financial Disclosure
         None.


                                    PART III

ITEM 10           Directors and Executive Officers of the Registrant
- -------

         (a)      Identification of Directors
                  ---------------------------

                  Name                    Age      Position with Company
                  ----                    ---      ---------------------
                  Dr. Harvey L. Berger     57      President and Director
                  Stephen E. Globus        48      Director
                  James L. Kehoe           49      Chief Executive Officer
                                                   and a Director
                  Samuel Schwartz          76      Chairman and a Director
                  J. Duncan Urquhart       42      Controller, Treasurer, and a
                                                   Director

         Dr. Berger has been a Director of the Company since June 1975. Mr. Kehoe has been a Director since June 1991. Mr. Schwartz has been a Director since August 1987. Mr. Urquhart has been a Director since September 1988 and Mr. Globus has been a Director since August 1995.

         The board of directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years, and until their respective successors are duly elected and qualified. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Kehoe, Schwartz, and Urquhart will be until the annual meeting to be held in 1996, and the terms of Dr. Berger and Mr. Globus will be until 1997, and in each case until their respective successors are elected and qualified.


         (b)      Identification of Executive Officers
                  ------------------------------------

                  Name                    Age      Position with the Company
                  ----                    ---      -------------------------
                  Dr. Harvey L. Berger     57      President and a Director
                  James L. Kehoe           49      Chief Executive Officer
                                                   and a Director

                  Samuel Schwartz          76      Chairman and a Director
                  J. Duncan Urquhart       42      Controller, Treasurer,
                                                   and a Director

         Dr. Berger was Vice Chairman of the board from March 1981 to September 1985. He was President from November 1981 to September 1984 and again became President in September 1985. From September 1986 to September 1988 he also served as Treasurer. Mr. Kehoe has served as Chief Executive Officer since August 1993. Mr. Schwartz has served as Chairman of the Board since February 1993. Mr. Urquhart has served as Treasurer since September 1988 and as Controller since January 1988.

         The foregoing officers are elected for terms of one year; or until their successors are duly elected and qualified or until terminated by the action of the board of directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

         (c)      Family Relationships
                  --------------------
         None.

         (d)      Business Experience
                  -------------------
         DR. HARVEY L. BERGER has been a Director of the Company since June 1975. He was President of the Company from November 1981 to September 1984. He has again been President of the Company since September 1985. From September 1986 to September 1988 he also served as Treasurer. He was Vice Chairman of the Company from March 1981 to September 1985. He holds a Ph.D. in physics from Rensselaer Polytechnic Institute and is a member of the Marist College Advisory Board.

         JAMES L. KEHOE has been a Director of the Company since June, 1991 and Chief Executive Officer of the Company since August 1993. Prior to that, he was President and Chief Executive Officer of Plasmaco, Inc., which he founded in 1987 and remained as President and CEO until 1993. Plasmaco is involved in the development and manufacture of AC plasma flat panel displays. Prior to founding Plasmaco, Mr. Kehoe was employed for twenty two years by International Business Machines Corporation where he held a variety of engineering and management positions.

         SAMUEL SCHWARTZ has been a Director of the Company since August 1987 and Chairman of the Board since February, 1993. From 1959 to 1992 he was the Chairman and CEO of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.CH.E. from Rensselaer Polytechnic Institute in 1941 and a M.CH.E.
from New York University in 1948.

         J. DUNCAN URQUHART has been the Controller of the Company since January 1988 and the Treasurer of the Company since September 1988. From 1976 to 1987, Mr. Urquhart was employed by Standex International Corporation, a multi-national

Fortune 600 company. In 1978, Standex acquired James Burn International, a manufacturer of specialized products and machinery for the bookbinding industry where Mr. Urquhart served as Chief Accountant, Assistant Controller and, from 1985 through 1987, as Controller. Mr. Urquhart has been a Director of the Company since September 1988.


ITEMS 11, 12, and 13
- --------------------
         The information required by these items, to the extent not incorporated by reference from the Company's definitive proxy statement, will be contained in an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K, as provided by General Instruction G(3).


                                     PART IV

ITEM 14           Exhibits, Financial  Statement Schedules, and  Reports on Form
- -------           8-K

(a)(1) The financial statements and schedules listed in the accompanying "Index to Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.           Description
- ------            -----------
3(a)6             Certificate of Incorporation of the Company and all amendments thereto.
3(b)1             By-laws of the Company as amended.
4(a)6             Form of Convertible Note.
4(b)3             Form of Warrant.
4(c)3             Master Security Agreement.
4(d)3             Long term debt letter from The Bank of New York including Note for $300,000.
4(e)              The  Company  agrees  to  furnish  a  copy  of the  Notes  and obligations  arising  from the  settlement  of trade and lease payables and the capital  leases  referred to in the Company's financial statements to the Commission upon request.
4(f)8             Form of 1995 Amendment to Convertible Note.
4(g)              Form of 1996 Amendment to Convertible Note
*10(a)6           Employment  Agreement  dated  October  14,  1993  between  the
                  Company and Dr. Harvey L. Berger.
*10(b)2           1983 Incentive Stock Option Plan as amended.
10(c)5            Lease for the Company's  facilities  in Milton,  NY dated July
                  19, 1991.

10(d)5            Amendment No. 1 to Milton, NY lease dated December 27, 1991.
10(e)6            Amendment No. 2 to Milton, NY lease dated January 22, 1992.
10(f)6            Letter of  Agreement  dated  April 4, 1994 to cancel  lease in
                  Poughkeepsie, NY and Promissory Note dated March 28, 1994.
*10(g)9           Letter of Agreement between the Company and J. Duncan Urquhart
*10(h)7           1993 Stock Incentive Plan as amended.
*10(i)6           Employment  Agreement  between  the Company and James L. Kehoe dated August 16, 1993.
*10(j)6           Consulting  agreement  between the Company and Samuel Schwartz dated March 1, 1993.
27.1              Financial Data Schedule. EDGAR filing only

* Management Contract or Compensory Plan.

1        Incorporated   herein  by  reference  to  the  Company's   Registration
         Statement on Form S-18, File No. 33-10138NY, effective March 6, 1987.

2        Incorporated   herein  by  reference  to  the  Company's   Registration
         Statement on Form S-8, File No. 33-34062, effective April 16, 1990.


3 Incorporated herein by reference to the Company's Form 10-Q Quarterly Report of the quarter ended November 30, 1993.


4 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1991.

5 Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 1992.

6 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1994.

7 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended August 31, 1994.

8 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1995.

9 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended August 31, 1995.


         (b)      Reports on Form 8-K.
                  --------------------
         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SONO-TEK CORPORATION

                                    FORM 10-K

                                ITEMS 8 AND 14(d)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 29, 1996



INDEPENDENT AUDITORS' REPORTS - 1996, 1995 AND 1994


FINANCIAL STATEMENTS (ITEM 8):

    Balance Sheets at February 29, 1996 and February 28, 1995

         Statements of Operations
            For the Years Ended February 29, 1996 and February 28, 1995 and 1994

         Statements of Shareholders' Equity (Deficiency)
            For the Years Ended February 29, 1996 and February 28, 1995 and 1994

         Statements of  Cash Flows
            For the Years Ended February 29, 1996 and February 28, 1995 and 1994

         Notes to the Financial Statements

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL
    SCHEDULES - 1996, 1995 AND 1994


FINANCIAL STATEMENTS SCHEDULES (ITEM 14(d)
    SCHEDULES INCLUDED):

         Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes.

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND DIRECTORS OF
   SONO-TEK CORPORATION:

              We have audited the accompanying balance sheets of Sono-Tek Corporation as of February 29, 1996 and February 28, 1995 and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation at February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.

              As discussed in Note 2 to the financial statements, the Company changed its method of accounting for income taxes during the year ended February 28, 1994.

                                                      ANCHIN, BLOCK & ANCHIN LLP

                                                    CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
April 30, 1996 except for Note 5
as to which the date is May 28, 1996


                                          SONO-TEK CORPORATION

                                             BALANCE SHEETS


                                          A S S E T S - NOTE 5


                                                                         February 29,   February 28,
                                                                             1996           1995
                                                                         -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents - Note 2                                  $    69,033    $    67,804
     Accounts receivable (net of allowance for doubtful accounts
         of $25,000 in 1996 and $63,000 in 1995)                             462,115        350,185
     Inventories - Notes 2 and 3                                             477,381        490,571
     Receivable for common stock issued - Note 9                                --           25,000
     Prepaid expenses and other current assets                                29,834         44,819
                                                                         -----------    -----------
            Total Current Assets                                           1,038,363        978,379

     Equipment, furnishings and leasehold improvements (less
         accumulated deprecation and amortization of $368,087 in
         1996 and $301,113 in 1995) - Notes 2 and 4                           95,861        151,873
     Patents, patents pending and copyrights (less accumulated
         amortization of $114,372 in 1996 and $120,951 in 1995) -
         Note 2                                                               59,176         74,992
     Other assets                                                              6,317          5,917
                                                                         -----------    -----------

TOTAL ASSETS                                                             $ 1,199,717    $ 1,211,161
                                                                         ===========    ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Current maturities of long term debt - Note 5                       $   128,779    $   127,145
     Accounts payable                                                        233,810        335,242
     Accrued expenses - Note 6                                               362,963        321,953
                                                                         -----------    -----------
                Total Current Liabilities                                    725,552        784,340

     Long-term debt, less current maturities - Note 5                        657,865        754,449
     Noncurrent rent payable                                                  10,217         21,367
                                                                         -----------    -----------
                Total Liabilities                                          1,393,634      1,560,156
                                                                         -----------    -----------

COMMITMENTS - NOTE 7

SHAREHOLDERS' EQUITY (DEFICIENCY) -
     NOTES 7, 9, 10 AND 11:
          Common stock - $.01 par value:
            Authorized - 12,000,000 shares
                       -  4,204,913 shares in 1996 and 1995                   42,049         42,049
         Additional paid-in capital                                        3,758,128      3,758,128
         Deficit                                                          (3,994,094)    (4,149,172)
                                                                         -----------    -----------
                Total Shareholders' Deficiency                              (193,917)      (348,995)
                                                                         -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
     (DEFICIENCY)                                                        $ 1,199,717    $ 1,211,161
                                                                         ===========    ===========



                              See  the   accompanying   Notes  to  the Financial Statements.


                                       SONO-TEK CORPORATION

                                     STATEMENTS OF OPERATIONS



                                                                 Y e a r s   E n d e d
                                                       -----------------------------------------
                                                       February 29,   February 28,   February 28,
                                                          1996           1995           1994

NET SALES                                              $ 2,747,891    $ 2,548,363    $ 2,943,553

COST OF GOODS SOLD                                       1,211,292      1,480,023      1,362,767
                                                       -----------    -----------    -----------
GROSS PROFIT                                             1,536,599      1,068,340      1,580,786
                                                       -----------    -----------    -----------

OPERATING EXPENSES:
     Research and product development costs - Note 2       379,942        328,484        263,754
     Marketing and selling expenses                        634,397        680,600        637,945
     General and administrative costs                      359,142        501,569        616,578
     Lease termination costs - Note 7                         --             --           92,668
                                                       -----------    -----------    -----------
            Total Operating Expenses                     1,373,481      1,510,653      1,610,945
                                                       -----------    -----------    -----------

OPERATING PROFIT (LOSS)                                    163,118       (442,313)       (30,159)

INTEREST EXPENSE                                            68,400         63,935         37,282

INTEREST AND OTHER INCOME                                   60,360         23,198          4,498
                                                       -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                155,078       (483,050)       (62,943)

BENEFIT FROM INCOME TAXES - NOTE 8                            --            --            21,400
                                                       -----------    -----------    -----------

INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                                    155,078       (483,050)       (41,543)

EXTRAORDINARY ITEM:
     Gain on settlement of accounts and
         compensation payable (less applicable
         income taxes of $25,100) - Notes 7 and 13            --             --          130,552
                                                       -----------    -----------    -----------

NET INCOME (LOSS)                                      $   155,078    $  (483,050)   $    89,009
                                                       ===========    ===========    ===========

INCOME (LOSS) PER COMMON SHARE:
         Before extraordinary item                     $      0.04    $     (0.12)   $     (0.01)
                                                       ===========    ===========    ===========

         Extraordinary item                            $      --      $      --      $      0.03
                                                       ===========    ===========    ===========

         Net income (loss)                             $      0.04    $     (0.12)   $      0.02
                                                       ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OF COMMON STOCK
     OUTSTANDING USED TO COMPUTE
     EARNINGS (LOSS) PER SHARE -
     NOTE 2                                              4,204,913      3,876,146     3,872,000
                                                       ===========    ===========    ==========


                  See the accompanying Notes to the Financial Statements.


                                                  SONO-TEK CORPORATION

                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                          YEARS ENDED FEBRUARY 29, 1996 AND
                                             FEBRUARY 28, 1995 AND 1994







                                     Common Stock
                                    Par Value $.01                                         Total
                               ------------------------    Additional                  Shareholders'
                                                             Paid-In                      Equity
                                 Shares         Amount       Capital      (Deficit)    (Deficiency)
                              -----------   -----------   -----------   -----------    ------------

Balance - February 28, 1993     3,871,580   $    38,716   $ 3,661,461   $(3,755,131)   $   (54,954)

Net Income                           --            --            --          89,009         89,009
                              -----------   -----------   -----------   -----------    -----------

Balance - February 28, 1994     3,871,580        38,716     3,661,461    (3,666,122)        34,055

Net loss                             --            --            --        (483,050)      (483,050)

Shares issued                     333,333         3,333        96,667          --          100,000
                              -----------   -----------   -----------   -----------    -----------


Balance - February 28, 1995     4,204,913        42,049     3,758,128    (4,149,172)      (348,995)

Net Income                           --            --            --         155,078        155,078
                              -----------   -----------   -----------   -----------    -----------

Balance - February 29, 1996     4,204,913   $    42,049   $ 3,758,128   $(3,994,094)   $  (193,917)
                              ===========   ===========   ===========   ===========    ===========

                             See  the   accompanying   Notes  to  the Financial Statements.

                                                 SONO-TEK CORPORATION

                                               STATEMENTS OF CASH FLOWS

                                                                      Y e a r s   E n d e d
                                                               -----------------------------------
                                                              February 29, February 28, February 28,
                                                                 1996         1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ 155,078    $(483,050)   $  89,009
                                                               ---------    ---------    ---------
   Adjustments to reconcile  net income  (loss) to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                             75,197       90,087       85,843
        Allowance for doubtful accounts                          (38,000)      18,980       24,000
        Loss on disposition of fixed assets and intangibles       13,200       27,400       21,132
        Gain on settlement of accounts and compensation
          payable                                                   --           --        155,652
        (Increase) decrease in:
           Accounts receivable                                   (73,930)     300,435     (323,936)
           Inventories                                            13,190       31,298      (18,975)
           Prepaid expenses and other current assets              14,985        9,064       30,657
           Other assets                                             (400)        (600)       1,849
        Increase (decrease) in:
           Accounts payable and accrued expenses                 (60,422)      99,415     (509,513)
           Noncurrent rent payable                               (11,150)      (3,573)      (2,205)
           Notes and obligations payable - professional fees     (10,000)     (48,000)      90,625
           Notes and obligations payable - lease termination     (21,407)     (45,034)      89,354
                                                               ---------    ---------    ---------
              Total adjustments                                  (98,737)     479,472     (355,517)
                                                               ---------    ---------    ---------
                Net Cash (Used in) Provided by
                  Operating Activities                            56,341       (3,578)    (266,508)
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Fixed asset, patent and copyright acquisition costs           (16,569)     (30,177)    (123,014)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of short-term bank loans                              --           --        (70,000)
   Payments of capitalized leases                                 (8,827)      (7,305)      (3,882)
   Repayments of note payable, bank                              (54,716)     (37,007)      (8,924)
   Proceeds from sale of convertible notes                          --           --        530,000
   Proceeds from sale of common stock                             25,000       75,000         --
                                                               ---------    ---------    ---------
                Net Cash (Used in) Provided by
                  Financing Activities                           (38,543)      30,688      447,194
                                                               ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                1,229       (3,067)      57,672

CASH AND CASH EQUIVALENTS:
   Beginning of year                                              67,804       70,871       13,199
                                                               ---------    ---------    ---------

   End of year                                                 $  69,033    $  67,804    $  70,871
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                               $  43,742    $  38,123    $  35,471
   Income taxes paid                                           $    --      $   7,505    $     118

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
     Receivable for common stock issued                        $    --      $  25,000    $    --
     Conversion of short-term bank loan to term debt           $    --      $    --      $ 300,000

                  See the  accompanying  Notes  to the Financial Statements.


                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 -       NATURE OF BUSINESS:

               The Company is engaged in the development, manufacture, assembly and sale of ultrasonic liquid atomizing nozzle systems that atomize low to medium viscosity liquids used in industrial spraying. Sales are made in North America, Western Europe and the Far East primarily to fabricators of medical supplies and electronic components (See Note 12).


NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Inventories:
               ------------
                    Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

               Equipment, Furnishings and Leasehold Improvements:
               --------------------------------------------------
                    Equipment, furnishings and leasehold improvements are stated
               at cost. Depreciation of equipment and furnishings is computed on the straight-line method over their estimated useful lives of five to ten years. Leasehold improvements are being amortized on the straight-line method over the lesser of the life of the underlying lease or their estimated useful lives of two to five years.

               Product Warranty:
               -----------------
                    Expected  future product  warranty  expense is recorded when the product is sold.

               Patent Costs and Copyrights:
               ----------------------------
                    Costs of patent  applications  are  deferred  and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations. Copyright costs are deferred and amortized over their expected useful life of five years.

               Research and Product Development Costs:
               ---------------------------------------
                    Research and product development costs represent engineering and other expenditures incurred for developing new products, for refining the Company's existing products and for developing systems to meet unique customer specifications for potential orders or for new industry applications. Engineering costs directly applicable to the manufacture of existing products are included in cost of goods sold.

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

               Income Taxes:
               -------------
                    Effective  March 1, 1993, the Company  adopted  Statement of
               Financial Accounting Standards No. 109, "Accounting for Income Taxes". The statement requires the use of the asset and liability approach in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

               Income (Loss) Per Common Share:
               -------------------------------
                    Income  (loss)  per  common  share is based on the  weighted average number of shares outstanding during each of the periods presented. The computation does not include the effect of outstanding stock options or conversion of the subordinated promissory notes since their inclusion would be either not material or anti-dilutive.

               Cash and Cash Equivalents:
               --------------------------
                    Cash  equivalents  consist of money market  mutual funds and short-term certificates of deposit with maturities of 90 days or less.

               Use of Estimates:
               -----------------
                    The  preparation of financial  statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               Advertising Expense:
               --------------------
                    The Company  expenses the cost of  advertising in the period in which the advertising takes place. Advertising expense for the years ended February 29, 1996 and February 28, 1995 and 1994 was $94,902, $92,804 and $106,361, respectively.

               Long-Lived Assets:
               ------------------
                    In March 1995,  the  Financial  Accounting  Standards  Board
               (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses for assets held and used to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt the Statement in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

               Stock-Based Employee Compensation:
               ----------------------------------
                    The Company  accounts  for  stock-based  compensation  plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". The Company is not required to adopt the provisions of SFAS 123 until the year beginning in 1996. Under SFAS 123, companies are allowed to continue to apply the provisions of APB 25 to their stock-based employee compensation arrangements. As such, the Company will only be required to supplement its financial statements with additional disclosures in the year beginning 1996.


NOTE 3 -       INVENTORIES:

               Inventories consist of the following:


                                                      February 29/28,
                                                   ---------------------
                                                      1996       1995

               Finished goods                       $102,688   $136,875
               Work-in-process                       137,800    119,432
               Raw materials and subassemblies       236,893    234,264
                                                   ----------  ---------
                                                    $477,381   $490,571
                                                   ==========  =========


NOTE 4 -       EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS:

               Equipment, furnishings and leasehold improvements consist of the following:


                                                      February 29/28,
                                                   ---------------------
                                                      1996       1995

               Laboratory equipment                 $ 77,571   $ 70,179
               Machinery and equipment               186,284    182,714
               Furniture and fixtures                121,398    121,398
               Leasehold improvements                 78,695     78,695
                                                   ----------  ---------
                       Totals                        463,948    452,986
               Less: Accumulated depreciation
                   and amortization                  368,087    301,113
                                                   ----------  ---------
                                                    $ 95,861   $151,873
                                                   ==========  =========

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 5 -       LONG-TERM DEBT:
               Long-term debt consists of the following:

                                                                           February 29/28,
                                                                  ----------------------------------
                                                                         1996            1995

Note  payable,  bank,   collateralized  by  accounts  receivable,
   inventory and all inventory and all other personal property of the  Company.  As  modified in May 1996 the note is payable in monthly installments, including interest at 2% over the bank's prime rate,  of $6,500  through  December 1, 1995,  thereafter
   $7,500.  The weighted average interest rate during fiscal 1996 was  10.2%.  The loan has been  personally  guaranteed  by the
   Company's  President and a former Chairman and Chief Executive
   Officer of the Company.                                             $199,353        $254,070
Convertible   secured   subordinated    promissory   notes   with
   individuals,  collateralized  by all of the personal  property
   530,000 of the Company, and subordinate to the note payable to the bank or any successor  credit  facility up to  $1,500,000.
   Payable in  quarterly  installments  of interest at 1/2% under the prime rate in effect on August 15 each year until maturity on August 15, 1997.  The interest rate  currently in effect is
   8.25%. Each $1,000 portion of these notes are convertible into
   1,428  common  shares  of the  Company  and a  warrant,  which expires in August 2000, to purchase an additional 1,428 shares of common stock at $1.50 a share.  These notes include $50,000 issued to the  Company's  Chairman  of the  Board.  During the
   fiscal  years 1995 and 1996 the  noteholders  have  waived the default as to  nonpayment of interest and have agreed to defer the  quarterly  payments of interest  due November 15, 1994 to
   February 15, 1997 until March 1, 1997.                               530,000         530,000
Notes and  obligations  arising from the  settlement of trade and lease  payables,  due in  varying  monthly  installments.  The obligations  include  $22,913 at  February  29,  1996 due to a partnership  partially owned by an individual who was formerly the  Company's  Chairman  of the Board and is believed to be a
   major shareholder.                                                    55,538          86,945
Capital leases, payable in monthly installments,  currently $538, with  interest at various  rates and  maturing  June 30, 1996.
                                                                          1,753          10,579
                                                                       ---------       ---------
                                                                        786,644         881,594

Due within one year                                                     128,779         127,145
                                                                       ---------       ---------
Due after one year                                                     $657,865        $754,449
                                                                       =========       =========

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 5 -       LONG-TERM DEBT (CONTINUED):

               Long-term debt is payable as follows:

                Fiscal Years Ending,
                --------------------
                February 28, 1997               $128,779
                February 28, 1998                605,157
                February 28, 1999                 52,708
                         --- ----               --------
                                                $786,644
                                                ========

               Management has not determined the fair value of the debt due to the additional cost involved in obtaining an appraisal.


NOTE 6 -       ACCRUED EXPENSES:

               Accrued expenses consist of the following:

                                                    February 29/28,
                                            ----------------------------
                                                 1996           1995

                Professional fees            $  85,198      $  69,880
                Estimated warranty costs        35,000         84,000
                Accrued compensation            99,888         90,374
                Accrued commissions             48,939         34,200
                Accrued interest                53,427         28,769
                Other accrued expenses          40,511         14,730
                                                ------         ------

                                              $362,963       $321,953
                                              ========       ========

NOTE 7 -       COMMITMENTS:

               Leases:
               -------
                    The  Company  leases an office  and  manufacturing  facility under a lease that expires in January 1997. An amendment to the lease reduced the required payments from February 1993 through August 1994 in exchange for 50,000 shares of restricted Sono-Tek common stock which the company valued at $40,000. This amount was charged to operations over the period of reduced rents. The lease provides for a cancellation option with a cancellation payment of $5,000, and for a five year renewal option at annual rentals varying from $65,000 to $78,000. Future annual minimum payments through the end of the lease term are as follows:

                     Fiscal Year Ending,
                     -------------------
                     February 28, 1997      $ 65,000

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 7 -        COMMITMENTS (CONTINUED):

                Leases (Continued):
                -------------------
                         Rent  expense was  approximately  $60,000,  $61,000 and
                $86,000 for the years ended February 29, 1996, February 28, 1995 and February 28, 1994, respectively.

                         In August of 1993, the Company terminated a lease for a
                premise located in Poughkeepsie, New York with a partnership partially owned by a major shareholder and the Company's former Chairman of the Board. The original lease, which was to expire in October 1994, provided for annual rent payments of $64,700, plus real estate tax escalations. In October 1992, the required payments were reduced to $48,000 annually in exchange for 36,000 shares of restricted Sono-Tek common stock, which the Company valued at $28,800. The unamortized value of the common stock was charged to operations during the year ended February 28, 1994. Upon termination of the lease, the Company agreed to a payment of $89,780 (including past due rents) with $60,000 to be paid in installments, including interest, over 36 months beginning in May of 1994 (Note 5). Rent expense under this lease was approximately $27,000 for the year ended February 28, 1994.

                Employment Contracts:
                ---------------------
                         The Company  previously had  employment  contracts with
                its former Chairman of the Board and its President providing for annual minimum compensation of $100,000 each and additional incentive compensation based upon net profits, as defined, to December 1995. During the years ended February 28, 1993 and February 29, 1992, the executives agreed to defer salary payments of approximately $8,000 and $27,000, respectively. In July 1992, the executives agreed to reduce their salaries to an annual rate of $50,000 each until February 28, 1993. From March 1, 1993 to May 31, 1993, the Company's President received salary payments at an annual rate of $50,000; these payments were increased to an annual rate of $75,000 after May 31, 1993. Effective March 1, 1993, the Company discontinued all payments to its former Chairman of the Board.

                         During  the  year  ended   February  28,  1994,   these
                employment contracts were canceled and the deferred salary obligations were credited to the gain on settlement of accounts and compensation payable (Note 13).

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 8 -        INCOME TAXES:

                The annual provision for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to the pre-tax income as follows:


                           February 29,       February 28,       February 28,
                              1996      %        1995      %        1994     %
                              ----               ----               ----
Computed tax at
  maximum rate            $ 52,700    34.0   $(164,200) (34.0)  $(21,400) (34.0)
Operating loss cur-
  rently not deductible       --       --      164,200   34.0       --      --
State income taxes, net
  of Federal income
  tax effect                  --       --         --      --       2,400    3.8
Change in valuation
  allowance for the
  effect of operating
  loss carry forwards      (52,700)  (34.0)       --      --     (27,500) (43.7)
Amount allocated to
  extraordinary item          --       --         --      --      25,100   39.9
                          --------   ------  ---------  ------   -------- ------
Benefit for income        $   --       --    $   --        --   $(21,400) (34.0)
  taxes                   ========   ======  =========  ======  ========= ======

The net deferred tax asset is comprised of the following:


                                                     February 29/28,
                                             -----------------------------
                                                 1996              1995

   Allowance for doubtful accounts          $    10,000       $    25,000
   Accumulated depreciation                       9,000               -
   Noncurrent rent payable                        4,000             9,000
   Accrued vacation                              12,000            17,000
   Accrued expenses                              63,000            48,000
   Operating loss carryforwards               1,430,000         1,547,000
                                              ---------         ---------
   Net deferred tax assets before
     valuation allowance                      1,528,000         1,646,000

   Deferred tax asset valuation allowance    (1,528,000)       (1,646,000)
                                             ----------        ----------

   Net Deferred Tax Asset                   $      -          $      -
                                            ===========       ===========

The change in the valuation allowance was ($118,000), $232,000 and $1,414,000 for the years ended February 29, 1996, February 28, 1995 and February 1994, respectively.

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE  8 -       INCOME TAXES (CONTINUED):

                At February 29, 1996,  the Company has available  operating loss
                carryforwards  of   approximately   $3,574,000  for  income  tax
                purposes which expire as follows:

                            2000                        $ 339,000
                            2001                          156,000
                            2002                          231,000
                            2003                          301,000
                            2004                          600,000
                            2005 to 2010                1,947,000
                                                       ----------
                            Total                      $3,574,000
                                                       ==========


NOTE  9 -       CAPITAL STOCK:

                During the year ended February 28, 1995, the Company sold a total of 333,333 shares of common stock to its Chairman of the Board (166,666 shares) and to a noteholder for the fair market value of $100,000.

                In connection with the sale of convertible secured subordinated promissory notes (Note 5), the authorized number of shares of common stock was increased to 12,000,000 during the year ended February 28, 1994.


NOTE 10 -       STOCK OPTIONS:

                Under the Company's 1983 Incentive Stock Option Plan, which expired in May 1993, options could be granted to officers and key employees to purchase up to 1,000,000 of the Company's common shares at not less than their fair market value at the date of grant. In March 1990, the Company filed a registration statement with the Securities and Exchange Commission to allow for the public resale of exercised options. Options to purchase 167,510 shares at $2 to $3.63 per share are outstanding at February 28, 1995 including options as to 151,000 shares which are exercisable, with the balance generally becoming exercisable in cumulative installments over the remainder of their ten year terms. During fiscal 1996 the outstanding options were cancelled.

                During the year ended February 28, 1995, the stockholders approved the 1993 Stock Incentive Plan. Under the plan options could be granted to officers, directors, consultants and employees to purchase up to 750,000 of the Company's common shares at not less than the fair market value at the date of the grant. Options to purchase 283,500 shares at $.38 per share are outstanding at February 29, 1996, including options as to 131,450 shares which are exercisable, with the balance becoming exercisable in cumulative installments over a three year period during their ten year terms.

                              SONO-TEK CORPORATION

                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 10 -       STOCK OPTIONS (CONTINUED):

                The options under the two plans are outstanding as follows:


                                                     1993 Plan                    1983 Plan
                                             Outstanding  Excercisable    Outstanding  Excercisable
                                             -----------  ------------    -----------  ------------
                Balance March 1, 1993                                        557,500       454,000
                Cancelled - Fiscal 1994                                     (190,000)         -
                                                                            --------      --------
                Balance February 28, 1994                                    367,500       306,500
                Cancelled - Fiscal 1995                                     (199,990)         -
                Granted - Fiscal 1995          291,000          -               -             -
                                              --------      --------        --------      --------
                Balance February 28, 1995      291,000        50,000         167,510       151,000
                Cancelled - Fiscal 1996        (60,000)         -           (167,510)         -
                Granted - Fiscal 1996           52,500          -               -             -
                                              --------      --------        --------      --------
                Balance February 29, 1996      283,500       131,450            -             -



NOTE  11 -      OTHER RELATED PARTY TRANSACTIONS:

                Consulting Fees:
                ----------------
                     During  fiscal 1996,  1995,  and 1994 the Company  incurred
                $78,000 ($26,000) each year in consulting fees to its Chairman of the Board under an informal arrangement commencing March 1993. At February 29, 1996 and February 28, 1995, accounts payable includes a liability for these fees of $69,076 and $44,056, respectively.

NOTE  12 -      SIGNIFICANT CUSTOMERS AND FOREIGN SALES:

                Sales to a single customer accounted for approximately 11% and 10% of the Company's sales for the years ended February 28, 1995 and 1994. No single customer accounted for more than 10% of sales for the year ended February 29, 1996.

                Export sales to customers located outside the United States were as follows:

                                                 Sales (Thousands)
                                    --------------------------------------------
                                     February 29,   February 28,   February 28,
                                         1996           1995           1994
                 Location
                 --------

                 Western Europe        $ 269          $ 178         $  412
                 Far East                146            510            618
                 Other                   329             51            294
                                         ---            ---            ---
                                       $ 744          $ 739         $1,324
                                       =====          =====         ======


NOTE 13 -       EXTRAORDINARY ITEM:

                During the year ended February 28, 1994, the Company came to an agreement with a legal firm and certain employees whereby they forgave a portion of previously recorded liabilities due them for fees or compensation. The settlement gain on liabilities due to Company officers and a former officer totaled $40,238.

                          INDEPENDENT AUDITORS' REPORT

                                       ON


                             SUPPLEMENTAL SCHEDULES


TO THE SHAREHOLDERS AND DIRECTORS OF
     SONO-TEK CORPORATION:

                  In connection with our audits of the financial statements of Sono-Tek Corporation as at February 29, 1996 and February 28, 1995 and for each of the three years in the period ended February 29, 1996, we also audited
Schedule II for each of the three years in the period ended February 29, 1996, included in the annual report of Sono-Tek Corporation of Form 10-K for the year ended February 29, 1996. In our opinion, the schedule presents fairly the information required to be set forth therein.



                                                      ANCHIN, BLOCK & ANCHIN LLP

                                                    CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
April 30, 1996


                                                                                       SCHEDULE II
                                         SONO-TEK CORPORATION

                                  VALUATION AND QUALIFYING ACCOUNTS



            Column A                Column B             Column C            Column D      Column E
            --------                --------      ----------------------     --------      --------
                                                        Additions
                                                  ----------------------


                                     Balance      Charged to    Charged                     Balance
                                  at Beginning    Costs and     to Other                     at End
          Description              of Period       Expenses     Accounts    Deductions *   of Period
          -----------              ---------       --------     --------    ------------   ---------

Allowance for doubtful accounts:
  Year Ended February 29, 1996    $   63,000      $ (37,596)                  $     404    $  25,000

  Year Ended February 28, 1995        54,070         18,980                      10,050       63,000

  Year Ended February 28, 1994        72,234         30,466                      48,630       54,070




* Represents write-off net of recovery, of uncollectible accounts


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: May 28, 1996

Sono-Tek Corporation
(Registrant)


By:        /S/ James L. Kehoe
           ------------------
           James L.Kehoe
           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Samuel Schwartz                         May 28, 1996
- ---------------------
Samuel Schwartz
Chairman of the Board


/S/ James L. Kehoe                          May 28, 1996
- ---------------------
James L. Kehoe
Chief Executive Officer
and Director


/S/ Harvey L. Berger                        May 28, 1996
- ---------------------
Harvey L. Berger
President and Director


/S/ J. Duncan Urquhart                      May 28, 1996
- ----------------------
J. Duncan Urquhart
Treasurer (principal financial
and accounting officer) and Director


                                            May 28, 1996
- ---------------------
Stephen E. Globus
Director

                                  EXHIBIT INDEX


Ex. No.      Description                                          Page
- -------      -----------                                          ----

 4(g)        Form of 1996 Amendment to Convertible Note.           40

27.1         Financial Data Schedule - Edgar filing only