Form 10-Q
period 1996-05-31
SONO TEK CORP
filed 1996-07-12
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

        New York                                           14-1568099
        --------                                           ----------
(State or other jurisdiction of                           ( IRS Employer
 incorporation or organization)                             Identification No.)

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

                YES  X                       NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding as of
      Class                                       July 12, 1996
      -----                                       -------------

Common Stock, par value $.01 per share             4,204,913

                             SONO-TEK CORPORATION


                                    INDEX




Part I - Financial Information                                      Page


Item 1 - Financial Statements:                                      1 - 3


Balance Sheets - May 31, 1996 (Unaudited) and February 29, 1996     1


Statements of Operations - Three Months Ended May 31, 1996
and 1995 (Unaudited)                                                2


Statements of Cash Flows - Three Months Ended May 31, 1996
and 1995 (Unaudited)                                                3


Notes to Financial Statements                                       4


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 5 - 6


Part II - Other Information                                         7


Signatures                                                          8

                                   SONO-TEK CORPORATION

                                      BALANCE SHEETS

                                                                       May 31      February 29
                                                                        1996          1996
                           ASSETS                                    Unaudited
                                                                  ----------------------------


CURRENT ASSETS:
   Cash and cash equivalents                                      $    16,485    $    69,033
   Accounts receivable (net of allowance for doubtful accounts
     of $26,500 at May 31 and $25,000 at February 29 )                461,246        462,115
   Inventories (Note C)                                               541,728        477,381
   Prepaid expenses and other current assets                           20,162         29,834
                                                                  -----------    -----------
                   Total Current Assets                             1,039,621      1,038,363


   Equipment, furnishings and leasehold improvements (less
     accumulated depreciation and amortization of $381,071
     at May 31 and $368,087 at February 29 )                           87,644         95,861
   Patents, patents pending and copyrights (less amortization
     of $116,892 at May 31 and $114,372 at February 29 )               57,506         59,176
   Other assets                                                         6,317          6,317
                                                                  -----------    -----------

                    T O  T  A  L                                  $ 1,191,088    $ 1,199,717
                                                                  ===========    ===========

                           LIABILITIES


   Current maturities of long term debt                           $   106,720    $   128,779
   Accounts payable                                                   315,973        233,810
   Accrued expenses                                                   278,358        362,963
                                                                  -----------    -----------
                    Total Current Liabilities                         701,051        725,552

   Long term debt, less current maturities                            655,366        657,865
   Non-current rent payable                                             7,430         10,217
                                                                  -----------    -----------
                    Total Liabilities                               1,363,847      1,393,634
                                                                  -----------    -----------

                    SHAREHOLDERS' EQUITY ( DEFICIENCY)

   Common stock - $.01 par value:
     Authorized - 12,000,000 shares
     Issued     -  4,204,913 share                                     42,049        42,049
   Additional paid-in capital                                       3,758,128      3,758,128
   Deficit                                                         (3,972,936)    (3,994,094)
                                                                  -----------    -----------
                    Total Shareholders' Deficiency                   (172,759)      (193,917)
                                                                  -----------    -----------

                    T O  T  A  L                                  $ 1,191,088    $ 1,199,717
                                                                  ===========    ===========

                                   SONO-TEK CORPORATION

                                 STATEMENTS OF OPERATIONS


                                                                       Three Months Ended
                                                                  --------------------------
                                                                             May 31
                                                                           Unaudited
                                                                      1996           1995
                                                                      ----           ----

NET SALES                                                         $   751,637    $   735,959

COST OF GOODS SOLD                                                    379,613        331,210
                                                                  -----------    -----------
         Gross Profit                                                 372,024        404,749
                                                                  -----------    -----------

OPERATING EXPENSES
     Research and product development costs                            87,593        101,006
     Marketing and selling expenses                                   159,174        180,171
     General and administrative costs                                  87,795        112,923
                                                                  -----------    -----------
                Total Operating Expenses                              334,563        394,100
                                                                  -----------    -----------

OPERATING INCOME                                                       37,461         10,648

INTEREST EXPENSE                                                       16,319         16,517

INTEREST AND OTHER INCOME                                                  15         32,895
                                                                  -----------    -----------

NET INCOME                                                       $     21,157    $    27,025
                                                                 ============    ===========

INCOME PER COMMON SHARE (NOTE D)                                 $       0.01    $      0.01
                                                                 ============    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK USED TO COMPUTE
     EARNINGS PER SHARE                                             4,204,913      4,204,913



                                   SONO-TEK CORPORATION
                                 Statements of Cash Flows
                               For Three Months Ended May 31

                                                                        1996        1995
                                                                            Unaudited
                                                                 ------------    -----------

Cash flows from operating activities:
   Net income                                                    $     21,157    $    27,025
                                                                 ------------    -----------

   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                     15,504         15,586
     Allowance for doubtful accounts                                    1,500          2,250
     (Increase) decrease in:
       Accounts receivable                                               (631)       (35,645)
       Inventories                                                    (64,347)        15,663
       Prepaid expenses and other current assets                        9,672         31,948
     Increase (decrease) in:
       Accounts payable & accrued expenses                             (2,441)        (9,254)
       Noncurrent rent payable                                         (2,788)          (894)
       Notes and obligations payable - professional fees                 (500)        (7,500)
       Notes and obligations payable - lease termination               (5,208)        (4,809)
                                                                 -------------   ------------
         Total adjustments                                            (49,239)         7,345
                                                                 -------------   ------------
           Net cash (used in) provided by operating activities        (28,082)        34,370
                                                                 -------------   ------------


Cash flows from investing activities:
   Fixed asset, patent and copyright acquisition costs                 (5,616)        (4,414)


Cash flows from financing activities:
   Payments of capitalized leases                                      (1,305)        (3,156)
   Proceeds from sale of common stock                                                 25,000
   Repayments of note payable - bank                                  (17,544)       (12,595)
                                                                 -------------   ------------
         Net cash used in financing activities                        (18,849)         9,249
                                                                 -------------   ------------


Net Increase (decrease) in cash and cash equivalents                  (52,547)        39,205

Cash and cash equivalents:
   Beginning of period                                                 69,033         67,804
                                                                 -------------   ------------

   End of period                                                 $     16,485    $   107,009
                                                                 =============   ============


Supplemental disclosure:
   Interest paid                                                 $     20,399    $     8,106
   Income taxes paid                                             $          0    $         0


                             SONO-TEK CORPORATION
                        Notes to Financial Statements
                                 May 31, 1996


NOTE A: The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at February 29, 1996, included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.


NOTE B: The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE C:   Inventory at May 31, 1996 is comprised of:

          Finished goods                       $126,223
          Work in process                       152,767
          Raw materials and subassemblies       262,738
                                                -------
                       Total                   $541,728
                                               ========

NOTE D: Income per share is based on the weighted average number of shares outstanding during each period. The computation does not include the effect of outstanding stock options or conversion of the subordinated promissory notes since their inclusion would be either not material or anti-dilutive.

                             SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

      The Company's sales increased $15,678 to $751,637 for the three months ended May 31, 1996 as compared to $735,959 for the three months ended May 31, 1995. The increase was a result of increased sales of the SonoFlux product line. Sales of these products increased approximately $29,000 while sales of the Company's Nozzle Systems decreased approximately $13,000.

       The Company's gross profit decreased $32,725 from $404,749 for the three months ended May 31, 1995 to $372,024 for the three months ended May 31, 1996. The decrease in gross profit resulted from an increase in the raw materials portion of cost of goods sold. This increase is attributed to an increase in the materials cost of the SonoFlux System, a change in product mix within the SonoFlux product line, and higher materials cost associated with the sale of a custom Nozzle System that required several unique components.

      Research and product development costs decreased $13,413 from $101,006 for the three months ended May 31, 1995 to $87,593 for the three months ended May 31, 1996. These costs were higher during the same period one year ago as a result of consulting costs associated with the development of the SonoFlux 9500.

      Marketing and selling costs decreased $20,997 from $180,171 for the three months ended May 31, 1995 to $159,174 for the three months ended May 31, 1996. The decrease was primarily a result of a decrease in compensation costs.

       General and administrative costs decreased $25,128 from $112,923 for the three months ended May 31, 1995 to $87,795 for the three months ended May 31, 1996. The decrease resulted from a decrease in incentive compensation and consulting fees.

      Interest and other income decreased $32,877 from $32,895 for the three months ended May 31, 1995 to $15 for the three months ended May 31, 1996. Other income was higher during the same period one year ago as a result of funding received from SEMATECH for work done by the Company under the terms of a joint development agreement. SEMATECH is a consortium of U.S. semiconductor manufacturers and had provided the Company with funds for the development of a photoresist coating system, or "Wafer Coating System."

      For the three months ended May 31, 1996, the Company earned $21,157 or $.01 per share as compared to earnings of $27,025 or $.01 per share for the three months ended May 31, 1995. The decrease in earnings was primarily a result of an increase in cost of goods sold.

Liquidity and Capital Resources
- -------------------------------

      The Company's working capital increased $25,759 to $338,570 at May 31, 1996 as compared to working capital of $312,811 at February 29, 1996. The increase in working capital was primarily a result of profitable operations.

      Although there can be no assurances, management believes that working capital generated by continuing operations will be sufficient to support the Company's working capital needs for the next twelve months based on anticipated sales levels.

      On August 15, 1997 the Company's Convertible Secured Subordinated Notes mature. The Company will experience substantial difficulties in meeting these obligations unless the level of profitability improves substantially over the next fifteen months or unless the Noteholders agree to extend the repayment terms of this debt. There can be no assurance that such extensions can be negotiated or that such extensions will be on terms as favorable to the Company as those presently in effect.

                         PART II - OTHER INFORMATION



      Item 4.     Submission of Matters to a Vote of Security Holders

                  None


      Item 6.     Exhibits and Reports on Form 8-K

                  (a)   Exhibits

                  Exhibit No.       Description
                  -----------       -----------

                     4(h) Letter of agreement between the Company and the Bank of New York dated June 14, 1996.

                     27.       Financial Data Schedule - EDGAR filing only


                  (b)   Reports on Form 8-K

                  None

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 12, 1996



                                          SONO-TEK CORPORATION



                                    By:   /s/:  James L. Kehoe
                                          ------------------------
                                          James L. Kehoe
                                          Chief Executive Officer



                                    By:   /s/:  J. Duncan Urquhart
                                          ------------------------
                                          J. Duncan Urquhart
                                          Treasurer & Chief Financial Officer