Form 10-Q
period 1996-08-31
SONO TEK CORP
filed 1996-10-15
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                           14-1568099
-------------------------------                         -------------------
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

                  YES  X                      NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding as of
         Class                                       October 10, 1996
         -----                                      -----------------
Common Stock, par value $.01 per share                   4,204,913

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                         Page


Item 1 - Financial Statements:                                         1 - 3


Balance Sheets - August 31, 1996 (Unaudited) and February 29, 1996     1


Statements of Operations - Six Months and Three Months Ended
August 31, 1996 and 1995 (Unaudited)                                   2


Statements of Cash Flows - Six Months Ended August 31, 1996
and 1995 (Unaudited)                                                   3


Notes to Financial Statements                                          4


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    5 - 6


Part II - Other Information                                            7


Signatures                                                             8

                                   SONO-TEK CORPORATION

                                      BALANCE SHEETS

                                                                       Aug 31      February 29
                                                                        1996          1996
                           ASSETS                                     Unaudited
                                                                  ----------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                      $    42,750    $    69,033
   Accounts receivable (net of allowance for doubtful accounts
     of $28,000 at August 31 and $25,000 at February 29 )             469,019        462,115
   Inventories (Note C)                                               488,054        477,381
   Prepaid expenses and other current assets                           22,806         29,834
                                                                  -----------    -----------
                   Total Current Assets                             1,022,629      1,038,363


   Equipment, furnishings and leasehold improvements (less
     accumulated depreciation and amortization of $394,054
     at August 31 and $368,087 at February 29 )                        76,993         95,861
   Patents, patents pending and copyrights (less amortization
     of $118,476 at August 31 and $114,372 at February 29 )            55,959         59,176
   Other assets                                                         6,317          6,317
                                                                  -----------    -----------

                   T O  T  A  L                                  $ 1,161,898     $ 1,199,717
                                                                  ===========    ===========

                           LIABILITIES


   Current maturities of long term debt                          $   121,487     $   128,779
   Accounts payable                                                  256,058         233,810
   Accrued expenses                                                  311,655         362,963
                                                                  ----------     -----------
                   Total Current Liabilities                         689,200         725,552

   Long term debt, less current maturities                           616,946         657,865
   Non-current rent payable                                            4,643          10,217
                                                                  ----------     -----------
                   Total Liabilities                               1,310,789       1,393,634
                                                                  ----------     -----------

                   SHAREHOLDERS' EQUITY (DEFICIENCY)

   Common stock - $.01 par value:
     Authorized - 12,000,000 shares
     Issued     -  4,204,913 shares                                   42,049          42,049
   Additional paid-in capital                                      3,758,128       3,758,128
   Deficit                                                        (3,949,068)     (3,994,094)
                                                                  ----------     -----------
                   Total Shareholders' Deficiency                   (148,891)       (193,917)
                                                                  ----------     -----------

                   T O  T  A  L                                  $ 1,161,898     $ 1,199,717
                                                                  ==========     ===========


                                  SONO-TEK CORPORATION

                                STATEMENTS OF OPERATIONS


                                                          Six Months Ended                 Three Months Ended
                                                ------------------------------      ----------------------------
                                                              August 31                         August 31
                                                              Unaudited                         Unaudited
                                                        1996            1995               1996            1995
                                                        ----            ----               ----            ----

NET SALES                                       $   1,501,698    $   1,349,508      $    750,061    $    613,549

COST OF GOODS SOLD                                    739,916          568,018           360,302         236,807
                                                -------------    -------------      ------------    ------------
    Gross Profit                                      761,782          781,490           389,759         376,742
                                                -------------    -------------      ------------    ------------

OPERATING EXPENSES
  Research and product development costs              184,631          196,797            97,038          95,791
  Marketing and selling expenses                      308,232          326,567           149,057         146,396
  General and administrative costs                    191,657          192,645           103,862          79,722
                                                -------------    -------------      ------------    ------------
             Total Operating Expenses                 684,520          716,009           349,957         321,909
                                                -------------    -------------      ------------    ------------

OPERATING INCOME                                       77,262           65,481            39,802          54,833

INTEREST EXPENSE                                       32,257           33,020            15,937          16,503

INTEREST AND OTHER INCOME                                  19           32,933                 3              38
                                                -------------    -------------      ------------    ------------

NET INCOME                                      $      45,024    $      65,394      $     23,868    $     38,368
                                                =============    =============      ============    ============

INCOME PER COMMON SHARE (NOTE D)                $        0.01    $        0.02      $       0.01    $       0.01
                                                =============    =============      ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK USED TO COMPUTE
     EARNINGS PER SHARE                             4,204,913        4,204,913         4,204,913       4,204,913




                                   SONO-TEK CORPORATION
                                 Statements of Cash Flows
                              For Six Months Ended August 31

                                                                      1996         1995
                                                                          Unaudited
                                                                 -----------    -----------

Cash flows from operating activities:
   Net income                                                    $   45,024     $   65,394
                                                                 -----------    -----------

   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                   30,072         31,170
     Allowance for doubtful accounts                                  1,500        (23,000)
     (Increase) decrease in:
       Accounts receivable                                           (9,904)      (105,213)
       Inventories                                                  (10,673)        (7,714)
       Prepaid expenses and other current assets                      7,028         26,742
     Increase (decrease) in:
       Accounts payable & accrued expenses                          (29,061)        30,532
       Noncurrent rent payable                                       (5,575)        (5,574)
       Notes and obligations payable - professional fees               (500)        (1,000)
       Notes and obligations payable - lease termination            (10,522)       (11,297)
                                                                 -----------    -----------
         Total adjustments                                          (27,635)       (65,354)
                                                                 -----------    -----------
           Net cash provided by operating activities                 17,389             40
                                                                 -----------    -----------


Cash flows from investing activities:
   Fixed asset, patent and copyright acquisition costs               (7,986)        (9,378)


Cash flows from financing activities:
   Payments of capitalized leases                                    (3,485)        (3,629)
   Proceeds from sale of common stock                                     0         25,000
   Repayments of note payable - bank                                (32,201)       (32,507)
                                                                 -----------    -----------
         Net cash used in financing activities                      (35,686)       (11,136)
                                                                 -----------    -----------


Net Increase (decrease) in cash and cash equivalents                (26,283)       (20,474)

Cash and cash equivalents:
   Beginning of period                                               69,033         67,804
                                                                 -----------    -----------

   End of period                                                 $   42,750     $   47,330
                                                                 ===========    ===========


Supplemental disclosure:
   Interest paid                                                 $   25,565     $   15,616
   Income taxes paid                                             $        0     $        0


                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                                 August 31, 1996




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


NOTE C:   Inventory at August 31, 1996 is comprised of:


             Finished goods                               $105,428
             Work in process                               118,106
             Raw materials and subassemblies               264,520
                                                          --------
                                Total                     $488,054



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

                              SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The Company's sales increased $152,190 to $1,501,698 for the six months ended August 31, 1996 as compared to $1,349,508 for the six months ended August 31, 1995. The increase was primarily a result of increased sales of the Company's SonoFlux Systems. Sales of this product increased approximately
$157,000, while sales of the Company's Nozzle Systems decreased approximately $5,000. For the three months ended August 31, 1996 the Company's sales increased $136,512 to $750,061 as compared to sales of $613,549 for the three months ended August 31, 1995. During this period sales of the Company's SonoFlux Systems increased approximately $129,000 and sales of the Company's Nozzle Systems increased approximately $7,000 as compared to the three month period ended August 31, 1995. The increase in sales of the Company's SonoFlux Systems is believed to be the result of increased acceptance by the electronics industry of the Company's newest version of the SonoFlux, the "9500".

         The Company's gross profit decreased $19,708 from $781,490 for the six month period ended August 31, 1995 to $761,782 for the six month period ended August 31, 1996, and increased $13,017 from $376,742 for the three months ended August 31, 1995 to $389,759 for the three months ended August 31, 1996. As a percent of sales, gross profit decreased from 58% for the six months ended August 31, 1995 to 51% for the six months ended August 31, 1996, and decreased from 61% for the three months ended August 31, 1995 to 52% for the three months ended August 31, 1996. For both the six and three month periods the decrease in gross profit percentage is attributed to an increase in the cost of materials, an increase in discounted sales to OEM's and a cumulative reduction of the reserve for warranty costs taken during both the six and three month periods ended August 31, 1995 which resulted in an increase in gross profit for those periods.

         Research and product development costs decreased $12,166 from $196,797 for the six months ended August 31, 1995 to $184,631 for the six months ended August 31, 1996 primarily as a result of decreased consulting costs associated with the development of the "SonoFlux 9500".

         Marketing and selling costs decreased $18,335 from $326,567 for the six months ended August 31, 1995 to $308,232 for the six months ended August 31, 1996 primarily as a result of a decrease in compensation costs during the three months ended May 31, 1996.

         General and administrative costs increased $24,140 from $79,722 for the three month period ended August 31, 1995 to $103,862 for the three month period ended August 31, 1996.

These costs were lower during the three month period ended August 31, 1995 as a result of a reduction in the Company's bad debt reserve.

         Interest and other income decreased $32,914 from $32,933 for the six month period ended August 31, 1995 to $19 for the six months ended August 31, 1996. During the six month period ended August 31, 1995 the Company had received funding from SEMATECH for work performed under the terms of a joint development agreement. SEMATECH is a consortium of U.S. semiconductor manufacturers and has provided the Company with funds for the development of a photoresist application system, or "Wafer Coating System".

         For the six months ended August 31, 1996 the Company had earnings of $45,024 or $0.01 per share as compared to earnings of $65,394 or $.02 per share for the six months ended August 31, 1995. For the three months ended August 31, 1996, the Company had earnings of $23,868 or $.01 per share as compared to earnings of $38,368 or $.01 per share for the three months ended August 31, 1995. The decrease in earnings for both the six and three month periods resulted primarily from an increase in materials costs, and a decrease in other income from SEMATECH.


Liquidity and Capital Resources
-------------------------------

         The Company's working capital increased $20,618 to $333,429 at August 31, 1996 as compared to working capital of $312,811 at February 29, 1996. The increase in working capital was primarily a result of profitable operations.

         On August 15, 1997 the Company's Convertible Secured Subordinated Notes mature. The Company will experience substantial difficulties in meeting these obligations unless the level of profitability improves substantially over the next twelve months or unless the Noteholders agree to extend the repayment terms of this debt. There can be no assurance that such extensions can be negotiated or that such extensions will be on terms as favorable to the Company as those presently in effect.

                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

          The following matters were voted upon at the Company's annual meeting of shareholders held on August 16, 1996.

    1. The election of three (3) directors of the Company to serve until the Company's 1998 annual meeting of shareholders.

                                   For          Withheld         Total
                                   ---          --------         -----

          James L. Kehoe          3,554,687      45,556         3,600,243
          Samuel Schwartz         3,554,687      45,556         3,600,243
          J. Duncan Urquhart      3,554,687      45,556         3,600,243

    2. Ratify the appointment of Anchin, Block & Anchin as the Company's independant auditors for the fiscal year ending February 28, 1997.

                  For           Against        Abstained           Total
                  ---           -------        ---------           -----
               3,557,943         34,700          7,600           3,600,243

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

Dated: October 10, 1996




                                          SONO-TEK CORPORATION




                                   By:    /s/: James L. Kehoe
                                          -------------------
                                          James L. Kehoe
                                          Chief Executive Officer





                                   By:    /s/: J. Duncan Urquhart
                                          -----------------------
                                          J. Duncan Urquhart
                                          Treasurer & Chief Financial Officer