Form 10-Q/A
period 1996-08-31
SONO TEK CORP
filed 1997-01-13
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


     AMENDMENT No. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: August 31, 1996


                          Commission File No.: 0-16035


                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report for the quarterly period ended August 31, 1996 on Form 10-Q as set forth in the pages attached hereto:


 (List all such items, financial statements, exhibits or other portions amended)


PART I  Item 1.       Financial Statements
        Item 2.       Managements Discussion and Analysis of Financial Condition
                      and Results of Operations

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SONO-TEK CORPORATION,
                                         Registrant


Date: January 8, 1997                    By: /s/ J. Duncan Urquhart
                                             -------------------------
                                             J. Duncan Urquhart
                                             Treasurer & Chief Financial Officer

                                      SONO-TEK CORPORATION

                                         BALANCE SHEETS

                                                                   August 31     February 29
                                                                      1996           1996
                   ASSETS                                          Unaudited
                                                                  --------------------------

CURRENT ASSETS:
Cash and cash equivalents                                        $    42,750    $    69,033
Accounts receivable (net of allowance for doubtful accounts
  of $28,000 at August 31 and $25,000 at February 29 )               469,019        462,115
Inventories (Note C)                                                 488,054        477,381
Prepaid expenses and other current assets                             22,806         29,834
                                                                 ------------   ------------
              Total Current Assets                                 1,022,629      1,038,363


Equipment, furnishings and leasehold improvements (less
  accumulated depreciation and amortization of $394,054
  at August 31 and $368,087 at February 29 )                          76,993         95,861
Patents, patents pending and copyrights (less amortization
  of $118,476 at August 31 and $114,372 at February 29 )              55,959         59,176
Other assets                                                           6,317          6,317
                                                                 ------------   ------------

              T O  T  A  L                                       $ 1,161,898    $ 1,199,717
                                                                 ============   ============

                   LIABILITIES


Current maturities of long term debt                             $   651,487    $   128,779
Accounts payable                                                     256,058        233,810
Accrued expenses                                                     311,655        362,963
                                                                 ------------   ------------
              Total Current Liabilities                            1,219,200        725,552

Long term debt, less current maturities                              116,946        657,865
Non-current rent payable                                               4,643         10,217
                                                                 ------------   ------------
              Total Liabilities                                    1,310,789      1,393,634


              SHAREHOLDERS' EQUITY (DEFICIENCY)

Common stock - $.01 par value:
  Authorized - 12,000,000 shares
  Issued     -  4,204,913 shares                                      42,049         42,049
Additional paid-in capital                                         3,758,128      3,758,128
Deficit                                                           (3,949,068)    (3,994,094)
                                                                 ------------   ------------
              Total Shareholders' Deficiency                        (148,891)      (193,917)
                                                                 ------------   ------------

              T O  T  A  L                                       $ 1,161,898    $ 1,199,717
                                                                 ============   ============

                                      SONO-TEK CORPORATION

                                    STATEMENTS OF OPERATIONS


                                                  Six Months Ended        Three Months Ended
                                              -----------------------   -----------------------
                                                      August 31                August 31
                                                      Unaudited                Unaudited
                                                  1996         1995         1996         1995
                                                  ----         ----         ----         ----

NET SALES                                     $1,501,698   $1,349,508   $  750,061   $  613,549

COST OF GOODS SOLD                               739,916      568,018      360,302      236,807
                                              ----------   ----------   ----------   ----------
         Gross Profit                            761,782      781,490      389,759      376,742
                                              ----------   ----------   ----------   ----------

OPERATING EXPENSES
     Research and product development costs      184,631      196,797       97,038       95,791
     Marketing and selling expenses              308,232      326,567      149,057      146,396
     General and administrative costs            191,657      192,645      103,862       79,722
                                              ----------   ----------   ----------   ----------
                Total Operating Expenses         684,520      716,009      349,957      321,909
                                              ----------   ----------   ----------   ----------

OPERATING INCOME                                  77,262       65,481       39,802       54,833

INTEREST EXPENSE                                  32,257       33,020       15,937       16,503

INTEREST AND OTHER INCOME                             19       32,933            3           38
                                              ----------   ----------   ----------   ----------

NET INCOME                                    $   45,024   $   65,394   $   23,868   $   38,368
                                              ==========   ==========   ==========   ==========

INCOME PER COMMON SHARE (NOTE D)              $     0.01   $     0.02   $     0.01   $     0.01
                                              ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK USED TO COMPUTE
     EARNINGS PER SHARE                        4,204,913    4,204,913    4,204,913    4,204,913


                                      SONO-TEK CORPORATION
                                    Statements of Cash Flows
                                 For Six Months Ended August 31


                                                               1996        1995
                                                                  Unaudited
                                                           ----------   ----------

Cash flows from operating activities:
   Net income                                              $  45,024    $  65,394
                                                           ----------   ----------

   Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                            30,072       31,170
     Allowance for doubtful accounts                           1,500      (23,000)
     (Increase) decrease in:
       Accounts receivable                                    (9,904)    (105,213)
       Inventories                                           (10,673)      (7,714)
       Prepaid expenses and other current assets               7,028       26,742
     Increase (decrease) in:
       Accounts payable & accrued expenses                   (29,061)      30,532
       Noncurrent rent payable                                (5,575)      (5,574)
       Notes and obligations payable - professional fees        (500)      (1,000)
       Notes and obligations payable - lease termination     (10,522)     (11,297)
                                                           ----------   ----------
         Total adjustments                                   (27,635)     (65,354)
                                                           ----------   ----------
           Net cash provided by operating activities          17,389           40
                                                           ----------   ----------


Cash flows from investing activities:
   Fixed asset, patent and copyright acquisition costs        (7,986)      (9,378)


Cash flows from financing activities:
   Payments of capitalized leases                             (3,485)      (3,629)
   Proceeds from sale of common stock                              0       25,000
   Repayments of note payable - bank                         (32,201)     (32,507)
                                                           ----------   ----------
         Net cash used in financing activities               (35,686)     (11,136)
                                                           ----------   ----------


Net Increase (decrease) in cash and cash equivalents         (26,283)     (20,474)

Cash and cash equivalents:
   Beginning of period                                        69,033       67,804
                                                           ----------   ----------

   End of period                                           $  42,750    $  47,330
                                                           ==========   ==========


Supplemental disclosure:
   Interest paid                                           $  25,565    $  15,616
   Income taxes paid                                       $       0    $       0


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


Liquidity and Capital Resources
-------------------------------

        On August 15, 1997 the Company's Convertible Secured Subordinated Notes mature. As a result, the Company's working capital decreased $509,382 to a working capital deficiency of $196,571 at August 31, 1996. This compares to working capital of $312,811 at February 29, 1996.

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