Form 10-Q
period 1996-11-30
SONO TEK CORP
filed 1997-01-14
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  November 30, 1996

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

                YES        X                      NO _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding as of
      Class                                     January 6, 1997
      -----                                     ---------------

Common Stock, par value $.01 per share               4,204,913

                             SONO-TEK CORPORATION


                                    INDEX



Part I - Financial Information                                    Page


Item 1 - Financial Statements:                                           1 - 3


Balance Sheets - November 30, 1996 (Unaudited) and February 29, 1996     1


Statements of Operations - Nine Months and Three Months Ended
November 30, 1996 and 1995 (Unaudited)                                   2


Statements of Cash Flows - Nine Months Ended November 30, 1996
and 1995 (Unaudited)                                                     3


Notes to Financial Statements                                            4


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      5-6


Part II - Other Information                                              7


Signatures                                                               8

                                     SONO-TEK CORPORATION
                                        BALANCE SHEETS



                                                                November 30       February 29
                                                                   1996              1996
                          ASSETS                                Unaudited
                                                                -----------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                     $    37,445    $    69,033
   Accounts receivable (net of allowance for doubtful accounts
     of $31,850 at November 30 and $25,000 at February 29)           653,070        462,115
   Inventories (Note C)                                              465,435        477,381
   Prepaid expenses and other current assets                          20,608         29,834
                                                                 ------------   ------------
                   Total Current Assets                            1,176,558      1,038,363


   Equipment, furnishings and leasehold improvements (less
     accumulated depreciation and amortization of $407,289
     at November 30 and $368,087 at February 29 )                     65,633         95,861
   Patents, patents pending and copyrights (less amortization
     of $120,530 at November 30 and $114,372 at February 29)          54,430         59,176
   Other assets                                                        6,317          6,317
                                                                 ------------   ------------

                   T O  T  A  L                                  $ 1,302,938    $ 1,199,717
                                                                 ============   ============

                          LIABILITIES


   Current maturities of long term debt                          $   722,482    $   128,779
   Accounts payable                                                  295,201        233,810
   Accrued expenses                                                  345,013        362,963
                                                                 ------------   ------------
                   Total Current Liabilities                       1,362,696        725,552

   Long term debt, less current maturities                            63,984        657,865
   Non-current rent payable                                            1,856         10,217
                                                                 ------------   ------------
                   Total Liabilities                               1,428,536      1,393,634
                                                                 ------------   ------------

                   SHAREHOLDERS' EQUITY (DEFICIENCY)

   Common stock - $.01 par value:
     Authorized - 12,000,000 shares
     Issued     -  4,204,913 share                                    42,049         42,049
   Additional paid-in capital                                      3,758,128      3,758,128
   Deficit                                                        (3,925,776)    (3,994,094)
                                                                 ------------   ------------
                   Total Shareholders' Deficiency                   (125,599)      (193,917)
                                                                 ------------   ------------

                    T O  T  A  L                                 $ 1,302,938    $ 1,199,717
                                                                 ============   ============


                                        SONO-TEK CORPORATION

                                      STATEMENTS OF OPERATIONS



                                                    Nine Months Ended        Three Months Ended
                                                -----------------------   ------------------------
                                                        November 30              November 30
                                                         Unaudited                Unaudited
                                                    1996         1995         1996         1995

NET SALES                                       $2,313,592   $2,086,235   $  811,894   $  736,727

COST OF GOODS SOLD                               1,151,813      890,991      411,897      322,973
                                                ----------   ----------   ----------   ----------
         Gross Profit                            1,161,779    1,195,244      399,997      413,754
                                                ----------   ----------   ----------   ----------

OPERATING EXPENSES
     Research and product development costs        276,458      294,951       91,828       98,154
     Marketing and selling expenses                485,808      476,256      177,577      149,689
     General and administrative costs              283,762      286,800       92,104       94,155
                                                ----------   ----------   ----------   ----------
                Total Operating Expenses         1,046,028    1,058,007      361,509      341,998
                                                ----------   ----------   ----------   ----------

OPERATING INCOME                                   115,751      137,237       38,488       71,756

INTEREST EXPENSE                                    47,514       50,670       15,256       17,650

INTEREST AND OTHER INCOME                               80       33,032           61           99
                                                ----------   ----------   ----------   ----------

NET INCOME                                      $   68,317   $  119,599   $   23,293   $   54,205
                                                ==========   ==========   ==========   ==========

INCOME PER COMMON SHARE (NOTE D)                $     0.02   $     0.03   $     0.01   $     0.01
                                                ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK USED TO COMPUTE
     EARNINGS PER SHARE                          4,204,913    4,204,913    4,204,913    4,204,913



                                     SONO-TEK CORPORATION
                                   Statements of Cash FlOWS
                               For Six Months Ended November 30



                                                               1996         1995
                                                                   Unaudited
                                                            ----------   ----------


Cash flows from operating activities:
  Net income                                                $  68,317    $ 119,599
                                                            ----------   ----------

  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                              45,360       46,755
    Allowance for doubtful accounts                             6,850      (20,750)
    (Increase) decrease in:
      Accounts receivable                                    (197,805)     (32,827)
      Inventories                                              11,946       (2,305)
      Prepaid expenses and other current assets                 9,226       27,891
    Increase (decrease) in:
      Accounts payable & accrued expenses                      43,441      (34,820)
      Noncurrent rent payable                                  (8,362)      (8,362)
      Notes and obligations payable - professional fees        (2,500)      (9,500)
      Notes and obligations payable - lease termination       (14,123)     (16,302)
                                                            ----------   ----------
        Total adjustments                                    (105,968)     (50,220)
                                                            ----------   ----------
        Net cash provided by operating activities             (37,651)      69,379
                                                            ----------   ----------


Cash flows from investing activities:
  Fixed asset, patent and copyright acquisition costs         (10,384)     (10,653)


Cash flows from financing activities:
  Proceeds from short term loan                                72,000            0
  Payments of capitalized leases                               (1,751)      (5,429)
  Proceeds from sale of common stock                                0       25,000
  Repayments of note payable - bank                           (53,801)     (39,181)
                                                            ----------   ----------
        Net cash used in financing activities                  16,448      (19,610)
                                                            ----------   ----------

Net Increase (decrease) in cash and cash equivalents          (31,588)      39,116

Cash and cash equivalents:

   Beginning of period                                         69,033       67,804
                                                            ----------   ----------

   End of period                                            $  37,445    $ 106,920
                                                            ==========   ==========

Supplemental disclosure:
   Interest paid                                            $  45,765    $  22,525
   Income taxes paid                                        $       0    $       0


                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                                November 30, 1996

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


NOTE C:     Inventory at November 30, 1996 is comprised of:


            Finished goods                     $  91,779
            Work in process                      101,704
            Raw materials and subassemblies      271,952
                                               ---------
                        Total                  $ 465,435



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

                             SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
---------------------

      The Company's sales increased $227,357 to $2,313,592 for the nine months ended November 30, 1996 as compared to $2,086,235 for the nine months ended November 30, 1995. The increase was primarily a result of increased sales of the Company's SonoFlux Systems. Sales of this product increased approximately
$304,000, while sales of the Company's Nozzle Systems decreased approximately $77,000. For the three months ended November 30, 1996 the Company's sales increased $75,167 to $811,894 as compared to sales of $736,727 for the three months ended November 30, 1995. During this period sales of the Company's SonoFlux Systems increased approximately $145,740 and sales of the Company's Nozzle Systems decreased approximately $70,573 as compared to the three month period ended November 30, 1995. The increase in sales of the Company's SonoFlux Systems is believed to be the result of increased acceptance by the electronics industry of the Company's newest version of the SonoFlux, the "9500". The decrease in sales of nozzle systems can be attributed to a decrease in sales to customers in the semiconductor and medical supply industry. Sales to customers in these industries are normally sporadic. The Company is not aware of any other factors that may have contributed to the decline in orders.
      The Company's gross profit decreased $33,465 from $1,195,244 for the nine month period ended November 30, 1995 to $1,161,779 for the nine month period ended November 30, 1996, and decreased $13,757 from $413,754 for the three months ended November 30, 1995 to $399,997 for the three months ended November 30, 1996. As a percent of sales, gross profit decreased from 57% for the nine months ended November 30, 1995 to 50% for the nine months ended November 30, 1996, and decreased from 56% for the three months ended November 30, 1995 to 49% for the three months ended November 30, 1996. For both the nine and three month periods the decrease in gross profit percentage is attributed to an increase in the cost of materials, an increase in discounted sales to OEM's and a cumulative reduction of the reserve for warranty costs taken during both the nine and three month periods ended November 30, 1995 which resulted in an increase in gross profit for those periods.
      Research and product development costs decreased $18,493 from $294,951 for the nine months ended November 30, 1995 to $276,458 for the nine months ended November 30, 1996 and decreased $6,326 from $98,154 for the three months ended November 30, 1995 to $91,828 for the three months ended November 30, 1996. The decrease for both the nine and three month periods was primarily a result of decreased consulting costs associated with the development of the "SonoFlux 9500".
      Marketing and selling costs increased $9,552 from $476,256 for the nine months ended November 30, 1995 to $485,808 for the nine months ended November 30, 1996 and increased $27,888 from $149,689 for the three month period ended November 30, 1995 to $177,577 for the three month period ended November 30, 1996. The increase for both the nine and three month periods was primarily a result of an increase in advertising and product marketing costs.
     Interest and other income decreased $32,952 from $33,032 for the nine month period ended November 30, 1995 to $80 for the nine months ended November 30, 1996. During the nine month period ended November 30, 1995 the Company had received funding from SEMATECH for work performed under the terms of a joint development agreement. SEMATECH is a consortium of U.S. semiconductor manufacturers and has provided the Company with funds for the development of a photoresist application system, or "Wafer Coating System." Although Sono-Tek successfully developed a system that we believe is capable of reducing the consumption of Photoresist by a factor of four, parallel advances in the industry have achieved reductions in the neighborhood of a factor of two without requiring significant capital investment and the expense associated with qualification testing. Although we have not been successful in locating a semiconductor manufacturer that is interested at this time, we are continuing to pursue the market potential of this accomplishment. For the nine months ended November 30, 1996 the Company had earnings of $68,317 or $0.02 per share as compared to earnings of $119,599 or $.03 per share for the nine months ended November 30, 1995. For the three months ended November 30, 1996, the Company had earnings of $23,293 or $.01 per share as compared to earnings of $54,205 or $.01 per share for the three months ended November 30, 1995. The decrease in earnings for both the nine and three month periods resulted primarily from an increase in materials costs, and a decrease in other income from SEMATECH.


Liquidity and Capital Resources
-------------------------------

      In October and November the Company experienced a cash shortage as a result of delayed payments from certain customers. During this period of time the Company's Chairman and the Company's CEO loaned the Company a total of $72,000. The Company anticipates that these loans will be repaid by February 28, 1997. The loans are by their terms payable on demand and bear interest at a rate of 10 1/4 % which is equal to the prime rate plus 2%.
      On August 15, 1997 the Company's Convertible Secured Subordinated Notes mature. As a result, the Company's working capital decreased $519,567 to a working capital deficiency of $186,138 at November 30, 1996. This compares to working capital of $312,811 at February 29, 1996.
      The Company will experience substantial difficulties in meeting these obligations unless the level of profitability improves substantially over the next nine months or unless the Noteholders agree to extend the repayment terms of this debt. There can be no assurance that such extensions can be negotiated or that such extensions will be on terms as favorable to the Company as those presently in effect.

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         Exhibit No.  Description

           4.1 Promissory Note of James L. Kehoe dated October 30, 1996 in the amount of $20,000.00
           4.2 Promissory Note of Samuel Schwartz dated October 30, 1996 in the amount of $20,000.00
           4.3 Promissory Note of James L. Kehoe dated November 22, 1996 in the amount of $32,000.00
          27.        Financial Data Schedule - EDGAR filing only

         (b)   Reports on Form 8-K

         One report on Form 8-K was filed dated October 30, 1996 describing a change, under Items 4 and 7, in the Company's certifying accountant.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 10, 1997




                                          SONO-TEK CORPORATION





                                    By:   /s/ James L. Kehoe
                                          ------------------
                                          James L. Kehoe
                                          Chief Executive Officer





                                    By:   /s/ J. Duncan Urquhart
                                          ----------------------
                                          J. Duncan Urquhart
                                          Treasurer & Chief Financial Officer