Form 10-K
period 1997-02-28
SONO TEK CORP
filed 1997-05-29
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  February 28, 1997

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X Yes   No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        As of May 19, 1997 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,236,000 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $0.34.

        The Registrant had 4,204,913 shares of Common Stock outstanding as of May 19, 1997.

                                     PART I

ITEM 1         Business
------

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

        Throughout the fiscal year ended February 28, 1997 ("Fiscal 1997"), the Company continued production and sales of its established line of Nozzle System products. The Company is continuously striving to improve the performance and versatility of its Nozzle Systems, as well as searching for new industry applications.

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

        Initial shipments of the SonoFlux 9500 began in May 1995 to customers in the North American market. During the balance of Fiscal 1996, the SonoFlux 9500 proved to be a success in the field. In March 1996, this new system was made available to the international market. The overall performance, reliability, and ease of use have been complemented by many customers and in Fiscal 1997 sales of this product line increased for the first time since 1994.

        (b)    Financial Information about Industry Segments.
               ----------------------------------------------

        The Company is engaged in one industry segment and line of business.

        (c)    Description of Business.
               ------------------------

Background
----------

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

Marketing
---------

        Overview
        --------

        The Company markets two basic product lines, both based on its proprietary ultrasonic nozzle technology. The SonoFlux System accounted for approximately 66% of the Company's sales during Fiscal 1997, 63% during Fiscal 1996, and 76% during Fiscal 1995. Nozzle Systems accounted for the remaining 34%, 37% and 24%, respectively.

        The sales function of the Company is currently performed by five people located in the Company's facilities in Milton, New York. This organization consists of a National Sales Manager, three Sales Engineers, and an Administrative Assistant.

        The primary marketing and sales of the Company's Nozzle Systems is through its own direct sales force. A majority of sales leads are generated via direct mail advertising, advertisements and technical articles in trade journals, new product releases, participation in trade shows and seminars, and by responses to the Company's home page on the internet.

        The Company markets Nozzle Systems to customers requiring specialized applications of liquids to their products. To date, the Company's sales have been made to end users who use Nozzle Systems in the manufacture of their own products, to original equipment manufacturers ("OEMs") who incorporate Nozzle Systems into their own products for resale, and to government, university, and private laboratories who use Nozzle Systems for research projects.

        The market for the SonoFlux  product line is the Printed  Circuit  Board
(PCB) assembly industry. A majority of sales leads are generated via advertisements and technical articles in trade journals, new product releases, direct mailings and participation in trade shows and seminars. For this product line, the Company utilizes the services of independent Manufacturer's Representatives ("Reps") in North America to augment its internal direct sales force. These Rep organizations are paid a commission on sales after the Company receives payment from the customer. The Company currently has fifteen such Rep organizations under contract with a total of approximately forty individuals performing direct sales. To increase the Company's presence in foreign markets, the Company uses Distributors in Europe and the Far East. The Company currently has eleven such Distributor companies under contract.

Markets for the Company's Products
----------------------------------

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

        The more significant applications of the Company's Nozzle System products are as follows:

        Medical Devices - Manufacturers of medical devices use Nozzle Systems in the processing of tubes, trays, ampules, syringes and catheters for medical use. Blood collection tubes, diagnostic test kits and artificial arteries are examples of devices that are coated using Nozzle Systems. In Management's opinion, an advantage of Nozzle Systems over Conventional Nozzles (which are not typically used in the foregoing medical device applications) is that Nozzle Systems provide a low velocity spray which deposits a minute, precise quantity of material on the medical device. In addition, in Management's opinion, an advantage of Nozzle Systems over other methods, such as the fill and aspiration method, is that Nozzle Systems permit a controlled and uniform application of less material than that used in other methods of coating medical devices, resulting in less waste of material.

        One customer in the medical device industry, Becton Dickinson & Co., accounted for approximately 9% of the Company's sales during Fiscal Years 1997 and 1996 and approximately 5% of the Company's sales in Fiscal 1995. This customer utilizes the Company's Nozzle Systems for coating blood collection devices with small, controlled amounts of various coagulating and anti-coagulating agents. The use of the Nozzle Systems in this application is attributable to their ability to precisely meter a very low-flow rate spray, which is a characteristic inherent to the technology.

        Semiconductors - Semiconductor manufacturers that use automated wafer handling equipment can use Nozzle Systems in the production of integrated circuits. Photosensitive silicon wafers are sprayed with often expensive chemical developers using Nozzle Systems. The Company believes that the primary advantage in using Nozzle Systems in this process is that it produces results comparable to other automated wafer handling methods with less waste of the chemical being sprayed.

        Other Applications - The Company sells Nozzle Systems to other manufacturers including manufacturers of feminine hygiene products, computer disks, float glass, frozen confections, and sterile packages. The Company also sells its Nozzle Systems to customers who wish to evaluate the merits of the technology for their specific applications. (See "Product Development").

SonoFlux System
---------------

        The SonoFlux System is attractive to the electronics industry because it significantly reduces the amount of flux consumed, the related emission of these materials to the environment, and the cost of disposing of waste flux.

        One of the Company's Far East distributors, WKK Electronics PTE Ltd., accounted for approximately 2% of the Company's sales in Fiscal Years 1997 and 1996 and approximately 11% of the Company's sales during Fiscal 1995.

Product Development
-------------------

        For the Fiscal years ended February 28, 1997, February 29, 1996, and February 28, 1995, the Company expended approximately $369,000, $380,000, and $328,000 respectively on research and development costs. These expenditures were incurred to refine existing Nozzle System technology, develop additional Nozzle Systems in response to new and changing customer requirements, develop the SonoFlux 9500, and to develop a photoresist application system for the semiconductor industry.

        Management believes that the Company's long-term growth and stability is linked to the continuous development and release of products that provide total solutions to customer needs across a wide spectrum of industries, and advance the utility of the Company's basic technology.

        Nozzle Products
        ---------------

        Since 1988, all of the Company's nozzles were driven by a power supply designated as the Model PS-88. After several years of experience in the field, it was decided that the Company could further enhance the performance of its products and reduce manufacturing and repair costs by incorporating certain improvements and additional features into its power supply.

        The first generation of a new power supply, designated as the Model PS-93 operates on the "phase-locked loop" principle which enables it to provide a stable, frequency-locked electrical signal to the attached ultrasonic nozzle. It also permits the user to tune the power supply to many different types of the Company's nozzles, or to any nozzle of a given type by simple screwdriver adjustment.

        The first PS-93 power supplies were shipped in May 1993, and during Fiscal 1995 it was incorporated into the SonoFlux product line.

        During the third quarter of Fiscal 1997, the Company introduced another new power supply, the Broadband Ultrasonic Generator, or the "BUG". This power supply incorporates all of the features of the PS-93, however is capable of driving all of the Company's nozzles ranging from 25kHz to 120kHz by the simple adjustment of a bank of "dip" switches, similar to those used on many personal computer boards to select options or features. Other advances include better error detection, lower power consumption, and it is electrically isolated thereby reducing interference.

        The BUG has been tested and "CE" certified by an independent testing laboratory. CE certification, which includes safety and other tests, is required to enable the Company to ship its products into the European market. The BUG is available in a rack-mount or stand-alone version, and has been incorporated into all of the Company's Nozzle Systems and SonoFlux Systems.

        SonoFlux System
        ---------------

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

        The SonoFlux 9500 is based on the industry proven design utilizing Sono-Tek's patented spray assembly with a stationary ultrasonic nozzle and spray dispersion mechanism. This well-established technology has been combined with a flexible programmable logic controller (PLC) to monitor and control all system functions. Any system parameter is easily changed using an operator keypad and LCD display. The controller also provides visual and audible warnings for system errors and alarms.

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

        During Fiscal 1997, the SonoFlux System was tested and certified by an independent testing laboratory. The system passed all of the safety and other tests required to be "CE" compliant which is a prerequisite to sell into the European market.

        Wafer Coating System
        --------------------

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

        The Company  designed a prototype  wafer coating  system to install at a

Semiconductor manufacturing facility for further testing and qualification, however to date has not yet been successful in finding a partner willing to expend the necessary resources to complete this effort.

         Funding totaling $32,700 and $14,176 from SEMATECH, a consortium of U.S. semiconductor manufacturers, was provided toward the development costs of a photoresist coating system during Fiscal years 1996 and 1995, respectively.

        Accuo Mist System
        -----------------

        The continuing growth of surface mount technology in the electronic assembly industry has created a need for an effective method of applying liquid solder flux only to selected portions of a PCB assembly. This technique is referred to as selective soldering. In addition to applying flux selectively to PCB assemblies, there are other applications that can benefit from this technique. These include ball-grid arrays, flip-chips, and a variety of tape-and-reel configurations.

        The Company recognized the need to target the emerging industry application for selective soldering, and in February 1997, announced the Accuo Mist System to address this need. The Accuo Mist incorporates an ultrasonic nozzle designed for low flow rates, together with a spray-shaping device to gently shape the spray from the nozzle into a precisely defined pattern whose width can be adjusted from 0.070 to 0.250 inches. Other attractive features of this system is that it is a non-contact process, and because of its low-energy nature, fragile components are completely shielded from any disturbance due to the spray.

        The nozzle and spray shaping device can be mounted on any type of robotic arm, conveyor, or X-Y table. Patterns of virtually any shape can be produced. For example, discrete dots, containing only a few-tenths of a microliter of flux or continuous patterns, such as lines, can be deposited.

Manufacturing
-------------

        The Company currently employs eleven persons for its manufacturing and quality control activities. The Company's manufacturing operations are located in one facility in the town of Milton, New York. The Company believes that this facility has adequate space to accommodate anticipated growth of its current products for the foreseeable future.

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

        The Company provides a limited warranty of the Nozzle Systems and SonoFlux Systems for parts and labor for a period of one year from the date of sale.

        The Company maintains comprehensive general liability insurance in an amount which it believes is adequate for the nature of its operations.

Patents
-------

        The Company's present and proposed business is based in part on the technology covered by eight United States patents held by the Company. Patent applications based on the United States applications covering fundamental aspects of the ultrasonic technology developed by the Company have been issued or are pending in several foreign jurisdictions. Such patents expire during the period of November 1998 through December 2007. The Company's earliest patent on its central-bolt nozzle design, used in current product offerings, is due to expire in October 1999. The Company has been granted a patent on the spray assembly portion of its SonoFlux System, which will expire in June, 2010. There can be no assurance that the Company's existing patents will, if challenged, be upheld, or that any such patents will afford the necessary degree of patent protection with respect to the Nozzle Systems. Furthermore, due to the high cost of maintaining patents in several foreign jurisdictions, the Company determined not to maintain its patent protection in certain countries in which the Company believes the protection is no longer required. During the Fiscal years ended February 29, 1996 and February 28, 1995 the Company abandoned certain patents it held in foreign countries. The book value of such patents was approximately $13,000 and $27,000, respectively. There can be no assurance that events will not occur which, as a result of the Company's failure to maintain its patent protection, would have a material adverse affect on the Company's sales in such foreign jurisdictions.

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

Competition
-----------

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

        In the electronic fabrication area, the Company's SonoFlux System competes with several other companies. Although management believes that it has competed against such companies successfully in the past, there can be no assurance that these results will continue. In addition, there can be no assurance that other companies, including well-established companies that have substantially greater financial and other resources than the Company, will not seek to compete with the Company in the electronic assembly industry or that the Company will be able to compete successfully with them if such companies decide to enter into that business.

Employees
---------

        As of May 19, 1997, the Company had 25 full-time employees.

        (d)    Financial Information about Foreign  and  Domestic Operations and
               -----------------------------------------------------------------

               Export Sales
               ------------

        Sales to foreign customers accounted for approximately $679,000 or 22% of total revenue in Fiscal 1997, $744,000 or 27% in Fiscal 1996, and $739,000 or 30% in Fiscal 1995. Approximately $101,000 and $117,000 of this amount represents sales to an affiliate of Becton Dickinson located in England in Fiscal 1997 and Fiscal 1996, respectively. There were no sales to this customer in Fiscal 1995.

        During Fiscal 1996 and Fiscal 1997 the Company reduced its selling efforts in the European and Far East markets and focused on the North American market. As a result, the Company received orders from distributor and OEM agents in the Far East of approximately $133,000 in Fiscal 1997, $169,000 in Fiscal 1996, and $451,000 in Fiscal 1995. In Europe, orders received totalled approximately $152,000, $81,000 and $189,000 during Fiscal 1997, 1996 and 1995 respectively.

        During Fiscal 1992 the Company began to utilize independent sales representatives or sales representative companies throughout North America (including parts of Canada and Mexico) to sell SonoFlux equipment on a commission basis and continued to do so through Fiscal 1997.

        (e)    Backlog
               -------

        The backlog for the Company's products was $81,476 as of February 28, 1997 and $150,321 as of February 29, 1996. The Company anticipates that it will ship all of its February 28, 1997 backlog during Fiscal 1998.

ITEM 2         Properties
------
        The Company's office, product development, manufacturing and assembly facilities are located in one building consisting of 13,200 square feet of space at 2012 Route 9W, Building 3, Milton, New York. The Company leases these facilities pursuant to a lease which expired January 31, 1997. The Company has the option at the end of the lease term to renew the lease for an additional five year period at annual rental rates comparable to the Company's current payments. As of April 30, 1997 the Company has not signed a renewal lease agreement but has begun to make payments according to the provisions of such agreement. The Company believes that this facility is adequate for its needs for the foreseeable future.

ITEM 3         Legal Proceedings
------
        None

ITEM 4         Submission of Matters to a Vote of Security Holders
------
        None

                                     PART II

ITEM 5         Market  for Registrant's Common  Equity  and  Related Stockholder
------         Matters

        (a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated as furnished by the National Quotations Bureau, Incorporated.

           FISCAL YEAR ENDED    FEBRUARY 29,                  FEBRUARY 28,
                                   1996                           1997
                           HIGH           LOW              HIGH           LOW
                           ----           ---              ----           ---

     First Quarter     $   5/8        $  10/32         $   7/8         $  1/2
     Second Quarter       13/16          11/32           1 3/16          11/16
     Third Quarter         9/16           1/4             15/16           3/8
     Fourth Quarter      1 1/4            1/4              5/16           3/16

        The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there may not be an established public trading market for the Company's Common Stock.

        (b) As of May 19, 1997 there were 299 record holders of the Company's Common Stock.

        (c) The Company has not paid any cash dividends on its Common Stock since its inception and intends to retain earnings, if any, for use in its business or for other corporate purposes.

        (d) On March 7, 1996 the Company granted non-qualified options to purchase 2,562 shares of the Company's Common Stock to each of two business management consultants as partial payment for services performed. The options are exercisable commencing immediately upon date of grant at $.625 per share and expire on March 6, 2006. No underwriter was involved in the transaction. The issuance of these options was exempt from registration under
               Section 4 (2) of the Securities Act of 1933.


ITEM 6         Selected Financial Data (1)
------

Year Ended      02/28/97     02/29/96     02/28/95      02/28/94      02/28/93
----------      --------     --------     --------      --------      --------

Net Sales      $3,110,672   $2,747,891   $2,548,363    $2,943,553    $ ,513,085

Income (Loss)
Before Extra-
ordinary Item  $  152,639   $  155,078   $ (483,050)   $  (41,543)   $ (576,998)

Extraordinary
Item                --           --           --       $   130,552        --

Net Income
(Loss)         $  152,639   $  155,078   $ (483,050)   $    89,009   $ (576,998)

Income (Loss)
Per Common
Share:

Before Extra-
ordinary Item  $    0.04    $    0.04    $    (0.12)   $     (0.01)  $   (0.15)

Extraordinary
Item                 -             -            -      $      0.03          -
--------
       (1) Should be read in conjunction with the Financial Statements and notes thereto.
                                       12

Year Ended      02/28/97     02/29/96     02/28/95      02/28/94      02/28/93
----------      --------     --------     --------      --------      --------
Net Income
(Loss)         $  0.04      $   0.04     $  (0.12)     $  0.02       $  (0.15)

Total Assets   $1,251,868   $1,199,717   $1,211,161    $1,635,715    $1,275,599

Long-Term
Liabilities    $  576,722   $  668,082   $  775,816    $  866,084    $   42,662

Cash Dividends     None         None         None          None           None

Weighted Average
Number of Shares
of Common Stock
Outstanding     4,204,913    4,204,913    3,876,146     3,872,000     3,754,000


ITEM  7        Management's  Discussion  and Analysis of Financial Condition and
-------        Results of Operations

        Capital Resources and Liquidity
        -------------------------------

        On February 28, 1997, the Company had working capital of $419,754 and a stockholders' deficiency of $41,278. This compares to working capital of $312,811 and a stockholders' deficiency of $193,917 on February 29, 1996. The increase in working capital and the reduction of the Company's stockholders' deficiency is primarily a result of the Company's profitable operations during Fiscal 1997.

        The improvement in working capital has allowed the Company to make steady progress in its efforts to reduce outstanding debt. The Company has improved its position with many of its trade vendors, however, payments remain in arrears with many others. During Fiscal 1997 and Fiscal 1996 the Company reduced obligations to its suppliers, bank and other creditors by approximately $100,000 and $160,000 respectively. Capital expenditures were at a minimal level of approximately $14,000 and $11,000 during Fiscal 1997 and Fiscal 1996 respectively. This has improved the Company's ability to procure production materials and supplies, and to more efficiently market its product. In November 1995, the Company resumed interest payments to the holders of its convertible secured promissory notes issued in November 1993 and continued to make timely interest payments as they became due in February and May 1996. Interest payments due to these noteholders in August and November 1996 and February 1997 were not made constituting an act of default in accordance with the terms of the notes. In April 1997 the Company and each noteholder agreed to an amendment that, among other things, (1) waived the right of default and remedies based on the Company's failure to make the interest payments due on August 15, 1996, November 15, 1996 and February 15, 1997 and thereafter through and including February 15, 1998, (2) agreed to accept shares of the Company's Common Stock as payment for the total amount of interest due as of February 15, 1997, and (3) extended the due date of the note from August 15,1997 until August 15, 2000.

        The Company's Convertible Secured Subordinated Notes mature on August 15, 2000 and the Company may experience substantial difficulty meeting the new due date unless the level of profitability of the Company improves substantially or unless the noteholders agree to future extensions of the repayment terms. There can be no assurances that such extensions can be negotiated or that such extensions will be on terms as favorable to the Company as those presently in effect.

        During Fiscal 1996 the Company introduced to the market its new generation of the SonoFlux System that is used in the electronics industry for the application of flux to printed circuit boards during their manufacture. This new system has been well received by the electronics industry as is evidenced by an increase in the frequency of orders for multiple units. In addition sales of the SonoFlux System increased over the prior year for the first time since Fiscal 1994. The Company continues to realize significantly lower warranty costs as compared to earlier generations of the SonoFlux System. During Fiscal 1998 the Company plans to introduce a line of liquid delivery systems which are designed to complement its line of Nozzle Systems. Although there can be no assurances, management believes that these new products, will lead to broader markets and continued increases in sales and profits, which will in turn allow the Company to continue to meet its current obligations as they become due.

Results of Operations - 1997 Compared to 1996
---------------------------------------------

        The Company's sales increased $362,781 or 13% from $2,747,891 for Fiscal 1996 to $3,110,672 for Fiscal 1997. The increase in sales resulted primarily in an increase in sales of the Company's SonoFlux Systems. Sales of this product increased $322,854 or 19% from $1,739,459 in Fiscal 1996 to $2,062,313 in Fiscal
1997. The Company attributes the increase in sales of this product to the success of its newest generation of SonoFlux Systems the "9500". Sales of the Company's Nozzle Systems increased $39,925 or 4% from $1,008,432 in Fiscal 1996 to $1,048,357 in Fiscal 1997.

         The Company's cost of goods sold increased $307,679 or 25% from $1,211,292 in Fiscal 1996 to $1,518,971 in Fiscal 1997. The increase in cost of goods sold is a result of an increase in sales of the Company's products, a change in product mix and an increase in the cost of certain purchased components of the SonoFlux System.

        Research and product development costs decreased $10,810 or 3% from $379,942 in Fiscal 1996 to $369,133 in Fiscal 1997. Such costs had been higher in previous years due to prototype and consulting costs associated with the development of the SonoFlux 9500.

        General and administrative costs increased $17,895 or 5% from $359,142 in Fiscal 1996 to $377,037 in Fiscal 1997. During Fiscal 1996 the Company substantially reduced its reserve for uncollectible accounts which resulted in significantly lower general and administrative costs for that year.

        The Company's operating profit increased $52,118 or 32% from $163,118 in Fiscal 1996 to $215,236 in Fiscal 1997. The increase in operating profit is a result of increased sales of the Company's products while keeping increases in overhead expenses to a minimum.

        Interest and other income decreased $56,168 from $60,360 in Fiscal 1996 to $4,192 in Fiscal 1997. During Fiscal 1996 the Company had income from joint development work from a company involved with the manufacture of semiconductor wafers. In addition, the Company realized income from an accounting adjustment to certain accounts payable.

        Inflation and changing prices did not have a material effect on the Company's operations in the Fiscal 1997, 1996, or 1995 periods.

        The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the fourth quarter of Fiscal 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of the new standard is not expected to have a material effect on the Company's financial statements.

Results of Operations - 1996 Compared to 1995
---------------------------------------------

        In Fiscal 1996 The Company had net earnings of $155,078 or $.04 per share as compared to a net loss of $483,050 or $.12 per share for Fiscal 1995. The increase in earnings was primarily a result of increased sales of the Company's Nozzle Systems as well as a decrease in cost of goods sold, marketing and selling expenses, and general and administrative costs.

        The Company's sales increased $199,528 or 8% from $2,548,363 for Fiscal 1995 to $2,747,891 for Fiscal 1996. The increase in sales resulted primarily from an increase in sales of the Company's Nozzle Systems. Sales of this product increased $400,985 or 66% from $607,447 during Fiscal 1995 to $1,008,432 during Fiscal 1996. A significant portion of the increase in sales of the Company's Nozzle Systems is attributed to a significant customer in the medical industry. This customer did not purchase any Nozzle Systems during Fiscal 1995. Sales to this customer, Becton Dickinson & Co., whose purchases are normally large and sporadic, accounted for $237,750 or 9% of the Company's sales during Fiscal 1996 as compared to sales of $123,851 or 5% the Company's sales during Fiscal 1995. Fiscal 1995 sales to this customer were comprised entirely of repairs to existing Nozzle Systems. Although there can be no assurances, management believes that Becton Dickinson will continue to remain an active customer and may account for a significant portion of the revenues of the Company in the future.

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

        The Company's gross profit increased $468,259 or 44% from $1,068,340 in Fiscal 1995 to $1,536,599 in Fiscal 1996. The increase in gross profit was a result of an increase in sales of the Company's products as well as a change in product mix. Sales of Nozzle Systems, which realize a higher gross margin than SonoFlux Systems, comprised 37% of sales in Fiscal 1996 as compared to 24% of sales during Fiscal 1995. Additionally, the Company realized a decrease of approximately $83,000 in warranty costs associated with its SonoFlux System. The decrease was a result of the improved performance and reliability of the Company's new generation of SonoFlux System, the "9500".

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

        General and administrative costs decreased $142,427 or 28% from $501,569 in Fiscal 1995 to $359,142 in Fiscal 1996. The decrease resulted primarily from a decrease in bad debt expense. During Fiscal 1996 the Company has substantially reduced its reserve for uncollectible accounts as a result of the decrease in receivables represented by higher risk Far East and European accounts. A decrease in compensation, amortization and professional fees all contributed to the reduction in general and administrative costs.


ITEM 7A        Quantative and Qualitative Disclosures about Market Risk
-------
        Not applicable

ITEM 8         Financial Statements and Supplementary Data
------
        Financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14.)


ITEM 9         Changes in and  Disagreements with  Accountants on Accounting and
------
Financial Disclosure

(a) The Board of Directors of Sono-Tek Corporation voted to dismiss Anchin, Block & Anchin LLP (the "Former Accountants") as the Company's independent accountants. On October 30, 1996 the Company formally notified the former accountants of such dismissal.

(b) There were no disagreements between the Company and the former accountants during the Company's two most recent fiscal years and the subsequent interim period preceding such dismissal on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountants, would have caused the former accountants to make reference to the matter in their reports. Additionally, during the aforesaid periods the Company was not advised by the former accountants of any "reportable events" as defined in paragraph 304(a)(1)(v) of regulation S-K.

(c) The former accountants' opinion for the fiscal year ended February 28, 1995 was qualified with respect to the Company's ability to continue as a going concern.

(d) As required by Item 304 of Regulation 8-K, the former accountants have furnished to the Company a letter addressed to the SEC stating that they agree with the statements made by the Company herein. A copy of this letter is attached to this Form 8-K as Exhibit 16.

(e) The Board of Directors of the Company, after dismissing the former accountants as the Company's independent accountants, voted to retain Deloitte & Touche LLP as the Company's independent accountants. The Company's Board of Directors formally notified Deloitte & Touche LLP that they had been retained on October 31, 1996.


                                    PART III

ITEM 10        Directors and Executive Officers of the Registrant
-------
        (a)    Identification of Directors
               ---------------------------

               Name                         Age    Position with Company
               ----                         ---    ---------------------
               Dr. Harvey L. Berger          58    President and Director
               Stephen E. Globus             49    Director
               James L. Kehoe                50    Chief Executive Officer and a
                                                   Director
               Samuel Schwartz               77    Chairman and a Director
               J. Duncan Urquhart            43    Controller, Treasurer, and  a
                                                   Director

        Dr. Berger has been a Director of the Company since June 1975. Mr. Kehoe has been a Director since June 1991. Mr. Schwartz has been a Director since August 1987. Mr. Urquhart has been a Director since September 1988 and Mr. Globus has been a Director since August 1995.

        The board of directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years, and until their respective successors are duly elected and qualified. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Kehoe, Schwartz, and Urquhart will be until the annual meeting to be held in 1998, and the terms of Dr. Berger and Mr. Globus will be until 1997, and in each case until their respective successors are elected and qualified.


        (b)    Identification of Executive Officers

               Name                         Age    Position with the Company
               ----                         ---    -------------------------
               Dr. Harvey L. Berger          58    President and a Director
               James L. Kehoe                50    Chief Executive Officer and a
                                                   Director
               Samuel Schwartz               77    Chairman and a Director
               J. Duncan Urquhart            43    Controller, Treasurer, and  a
                                                   Director

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

     STEPHEN E. GLOBUS is Chairman and a Director of Globus Growth Group, Inc. a New York City based venture capital firm. Mr. Globus is on the Board of Directors of Tinsley Laboratories of Richmond, California. He is also a General Partner of Tsai Globus Bio Ventures, a venture capital firm specializing in Health Care Sciences.

ITEMS 11, 12, and 13
--------------------

     The information required by Items, 11 (Executive Compensation) 12 (Security Ownership of Certain Beneficial Owners and Management) 13 (Certain Relationships and Related Transactions), to the extent not incorporated by reference from the Company's definitive proxy statement, will be contained in an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K, as provided by General Instruction G(3).


                                     PART IV

ITEM 14        Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------
(a)(1) The financial statements and schedules listed in the accompanying "Index to Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.  Description
------   -----------
3(a)6    Certificate of Incorporation of the Company and all amendments thereto.
3(b)1    By-laws of the Company as amended.
4(a)6    Form of Convertible Note.
4(b)3    Form of Warrant.
4(c)3    Master Security Agreement.
4(d)3    Long term  debt letter from The  Bank of New York including Note for
         $300,000.
4(e) The Company agrees to furnish a copy of the Notes and obligations arising from the settlement of trade and lease payables and the capital leases referred to in the Company's financil statements to the Commission upon request.
                                       19

4(f)8    Form of 1995 Amendment to Convertible Note.
4(g)10   Form of 1996 Amendment to Convertible Note.
4(h)     Form of 1997 Amendment to Convertible Note.
4(i)11   Letter agreement between the Company and The Bank of New York.
*10(a)6 Employment Agreement dated October 14, 1993 between the Company and Dr. Harvey L. Berger.
*10(b)2  1983 Incentive Stock Option Plan as amended.
10(c)5   Lease for the Company's facilities in Milton, NY dated July 19, 1991
10(d)5   Amendment No. 1 to Milton, NY lease dated December 27, 1991.
10(e)6   Amendment No. 2 to Milton, NY lease dated January 22, 1992.
10(f)6   Letter  of  Agreement  dated  April   4,   1994   to  cancel  lease  in
         Poughkeepsie, NY and Promissory Note dated March 28, 1994.
*10(g)9  Letter of Agreement between the Company and J. Duncan Urquhart.
*10(h)7  1993 Stock Incentive Plan as amended.
*10(i)6 Employment Agreement between the Company and James L. Kehoe dated August 16, 1993.
*10(j)6 Consulting agreement between the Company and Samuel Schwartz dated March 1, 1993.
16 12    Letter from former accountant dated October 31, 1996.
27.1     Financial Data Schedule. EDGAR filing only.

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

10 Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 1996.

11 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended May 31, 1996.

12 Incorporated herein by reference to the Company's Form 8K dated October 31, 1996

(b)     Reports on Form 8-K.
        No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SONO-TEK CORPORATION

                                    FORM 10-K

                                ITEMS 8 AND 14(d)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 28, 1997




INDEPENDENT AUDITORS' REPORTS - 1997
                              - 1996 AND 1995

FINANCIAL STATEMENTS (ITEM 8):

        Balance Sheets at February 28, 1997 and February 29, 1996

        Statements of Operations
          For the Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

        Statements of Stockholders' Equity (Deficiency)
          For the Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

        Statements of  Cash Flows
          For the Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

        Notes to the Financial Statements

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL
   SCHEDULES - 1996 AND 1995

FINANCIAL STATEMENTS SCHEDULES (ITEM 14(d)
   SCHEDULES INCLUDED):

        Schedule II - Valuation and Qualifying Accounts

        All  other   schedules  have  been  omitted  because  the  conditions
requiring their filing do not exist or because the required information is given in the financial statements, including the notes.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Sono-Tek Corporation
Milton, New York

We have audited the accompanying balance sheet of Sono-Tek Corporation (the "Company") as of February 28, 1997 and the related statements of operations, stockholders' equity, (deficiency) cash flows and financial statement schedule for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 1997 financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


Deloitte & Touche LLP
Hartford, CT
April 30, 1997

                          INDEPENDENT AUDITORS' REPORT

                      TO THE SHAREHOLDERS AND DIRECTORS OF
                              SONO-TEK CORPORATION:

        We have audited the accompanying balance sheet of Sono-Tek Corporation as of February 29, 1996 and the related statements of operations, shareholders' equity (deficiency) and cash flows for each of the two years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation at February 29, 1996 and the results of its operations and its cash flows for each of the two years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.



                                                      ANCHIN, BLOCK & ANCHIN LLP

                                                    CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
April 30, 1996, except for  Note 5
as to which the date is May 28, 1996

                                                 SONO-TEK CORPORATION

                                                    BALANCE SHEETS


                                   A S S E T S


                                                                   February 28,     February 29,
                                                                       1997            1996
CURRENT ASSETS:
   Cash and cash equivalents                                    $    107,746    $     69,033
   Accounts receivable less allowance of $35,814 and $25,000         525,750         462,115
   Inventories - (Notes 2 and 3)                                     469,241         477,381
   Prepaid expenses and other current assets                          33,441          29,834
                                                                -------------   -------------

        Total current assets                                       1,136,178       1,038,363

Equipment, furnishings and leasehold improvements (less
   accumulated depreciation and amortization of $339,829 and
   $368,087 in 1997 and 1996, respectively) (Notes 2 and 4)           56,574          95,861

Patents, patents pending and copyrights (less accumulated
   amortization of $116,318 and $114,372 in 1997 and 1996,
   respectively) (Note 2)                                             52,799          59,176

Other assets                                                           6,317           6,317
                                                                -------------   -------------

TOTAL ASSETS                                                    $  1,251,868    $  1,199,717
                                                                =============   =============

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Current maturities of long term debt  (Note 5)               $     94,370    $    128,779
   Accounts payable                                                  267,673         233,810
   Accrued expenses  (Note 6)                                        354,381         362,963
                                                                -------------   -------------

                Total current liabilities                            716,424         725,552
                                                                -------------   -------------

Long-term debt, less current maturities  (Note 5)                    576,056         657,865
Noncurrent rent payable                                                  666          10,217
                                                                -------------   -------------

                Total liabilities                                  1,293,146       1,393,634
                                                                -------------   -------------

STOCKHOLDERS' DEFICIENCY
     Common stock, $.01 Par value; 12,000,000 shares
       authorized; 4,204,913 outstanding in 1997 and 1996             42,049          42,049
     Additional paid-in capital                                    3,758,128       3,758,128
     Accumulated deficit                                          (3,841,455)     (3,994,094)
                                                                -------------   -------------

                Total stockholders' deficiency                       (41,278)       (193,917)
                                                                -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $  1,251,868    $  1,199,717
                                                                =============   =============



                                          See notes to financial statements.

                                                     SONO-TEK CORPORATION

                                                   STATEMENTS OF OPERATIONS


                                                          Y e a r s  E n d e d
                                               ------------------------------------------
                                               February 28,   February 29,   February 28,
                                                    1997           1996          1995

NET SALES (Note 12)                            $ 3,110,672    $ 2,747,891    $ 2,548,363

COST OF GOODS SOLD                               1,518,971      1,211,292      1,480,023
                                               ------------   ------------   ------------
   GROSS PROFIT                                  1,591,701      1,536,599      1,068,340
                                               ------------   ------------   ------------

OPERATING EXPENSES:
   Research and product development
    costs - Note 2                                 369,133        379,942        328,484
   Marketing and selling expenses                  630,295        634,397        680,600
   General and administrative costs                377,037        359,142        501,569
                                               ------------   ------------   ------------

      Total Operating Expenses                   1,376,465      1,373,481      1,510,653
                                               ------------   ------------   ------------

OPERATING INCOME (LOSS)                            215,236        163,118       (442,313)

INTEREST EXPENSE                                    66,789         68,400         63,935

INTEREST AND OTHER INCOME                            4,192         60,360         23,198
                                               ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                  152,639        155,078       (483,050)

INCOME TAX EXPENSE (NOTE 8)                           -              -              -
                                               ------------   ------------   ------------

NET INCOME (LOSS)                              $   152,639    $   155,078    $  (483,050)
                                               ============   ============   ============

INCOME (LOSS) PER COMMON SHARE                 $      0.04    $      0.04     $    (0.12)
                                               ============   ============   ============

WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
   OUTSTANDING USED TO COMPUTE
   INCOME (LOSS) PER COMMON SHARE (Note 2)       4,204,913      4,204,913       3,876,146
                                               ============   ============   ============


                                  See notes to financial statements

                              SONO-TEK CORPORATION

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                 YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996
                              AND FEBRUARY 28, 1995



                                      Common Stock
                                     Par Value $.01                                           Total
                             ----------------------------    Additional                   Stockholders'
                                                              Paid-In       Accumulated      Equity
                                  Shares         Amount       Capital         Deficit     (Deficiency)


Balance - February 28, 1994      3,871,580   $    38,716    $ 3,661,461  $  (3,666,122)  $   34,055

Net loss                              -              -             -          (483,050)    (483,050)

Shares issued                      333,333         3,333         96,667        -            100,000
                               ------------  ------------   ------------ --------------  -----------


Balance - February 28, 1995      4,204,913        42,049      3,758,128     (4,149,172)    (348,995)

Net Income                            -              -             -           155,078      155,078
                               ------------  ------------   ------------ --------------  -----------

Balance - February 29, 1996      4,204,913        42,049      3,758,128     (3,994,094)    (193,917)

Net Income                                                                     152,639      152,639
                               ------------  ------------   ------------ --------------  -----------
Balance - February 28, 1997      4,204,913   $    42,049    $ 3,758,128  $  (3,841,455)  $  (41,278)
                               ============  ============   ============ ==============  ===========



                           See notes to financial statements

                                                 SONO-TEK CORPORATION

                                               STATEMENTS OF CASH FLOWS

                                                                    Y e a r s     E n d e d
                                                             -----------------------------------
                                                            February 28, February 29, February 28,
                                                                1997        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $ 152,639   $ 155,078   $(483,050)
                                                             ----------  ----------  ----------
 Adjustments to reconcile net income(loss) to net cash
   provided by operating activities:
    Depreciation and amortization                               61,298      75,197      90,087
    Allowance for doubtful accounts                             11,500     (37,596)     18,980
    Loss on disposition of fixed assets and intangibles           -         13,200      27,400
    (Increase) Decrease in:
     Accounts receivable                                       (75,135)    (74,334)    300,435
     Inventories                                                 8,140      13,190      31,298
     Prepaid expenses and other current assets                  (3,607)     14,985       9,064
     Other assets                                                 -           (400)       (600)
     Accounts payable and accrued expenses                      25,281     (60,422)     99,415
     Noncurrent rent payable                                    (9,551)    (11,150)     (3,573)
                                                             ----------  ----------  ----------
      Net cash provided by operating activities                170,565      87,748      89,456
                                                             ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Fixed assets, patent and copyright acquisitions               (15,634)    (16,569)    (30,177)
                                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes and obligations
 payable - professional fees                                   (18,472)    (10,000)    (48,000)
Repayments of notes payable - lease termination                (23,339)    (21,407)    (45,034)
Payments of capital leases                                      (1,753)     (8,827)     (7,305)
Repayments of note payable, bank                               (72,654)    (54,716)    (37,007)
Proceeds from sale of common stock                                -         25,000      75,000
                                                             ----------  ----------  ----------
      Net Cash Used in Financing Activities                   (116,218)    (69,950)    (62,346)
                                                             ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               38,713       1,229      (3,067)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF YEAR                                              69,033      67,804      70,871
                                                             ----------  ----------  ----------

 END OF YEAR                                                 $ 107,746   $  69,033   $  67,804
                                                             ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURE:
 Interest paid                                               $  51,419   $  43,742   $  38,123
 Income taxes paid                                           $    -      $    -      $   7,505

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
 Receivable for common stock issued                          $    -      $    -      $  25,000
                                                             ==========  ==========  ==========


                                           See notes  to financial statements.

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 1997, FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
----------------------------------------------------------------------


1.      BUSINESS DESCRIPTION

        The Company is engaged in the development, manufacture, assembly and sale of ultrasonic liquid atomizing nozzle systems that atomize low to medium viscosity liquids used in industrial spraying. Sales are made in North America, Western Europe and the Far East primarily to fabricators of medical supplies and electronic components (See Note 12).

2.      SIGNIFICANT ACCOUNTING POLICIES

        CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with original maturities of 90 days or less.

        INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

        EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS - Equipment, furnishings and leasehold improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets which range from five to ten years. Leasehold improvements are being amortized on the straight-line method over the lesser of the life of the underlying asset or the life of the lease.

        PRODUCT WARRANTY - Expected future product warranty expense is recorded when the product is sold.

        PATENT COSTS AND COPYRIGHTS - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations. Copyright costs are deferred and amortized over their expected useful life of five years.

        RESEARCH AND PRODUCT DEVELOPMENT COSTS - Research and product development costs represent engineering and other expenditures incurred for developing new products, for refining the Company's existing products and for developing systems to meet unique customer specifications for potential orders or for new industry applications and are expensed as incurred. Engineering costs directly applicable to the manufacture of existing products are included in cost of goods sold.

        INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------



2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is based on the weighted average number of shares outstanding for each of the periods presented. The computation does not include the effect of outstanding stock options or conversion of the subordinated promissory notes sincetheir inclusion would be either not material or anti-dilutive

        The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the fourth quarter of Fiscal 1998. The standard specifies the computation, presentation and disclosure requirements for earnings per share. As required by the standard, the Company will restate all prior period earnings per share data presented. The adoption of the new standard is not expected to have a material effect on the Company's financial statements.

        ADVERTISING EXPENSES - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 was $102,439, $94,902 and $92,804, respectively.

        LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses for assets held and used to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopted the Statement in the first quarter of Fiscal 1997 and the effects of adoption were not material.

        STOCK-BASED EMPLOYEE COMPENSATION - The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles
        Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". The Company adopted the provisions of SFAS 123 in Fiscal 1997. Under SFAS 123, the Company will continue to apply the provisions of APB 25 to its stock based employee compensation arrangements. And is only requires to supplement its financial statements with additional proforma disclosures.

        MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECLASSIFICATIONS - Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------


3.      INVENTORIES

        Inventories consist of the following:


                                                     February 28, February 29,
                                                     --------------------------
                                                        1997            1996

             Finished goods                           $111,486       $102,688
             Work-in-process                           110,071        137,800
             Raw materials and subassemblies           247,684        236,893
                                                       -------        -------
                                                      $469,241       $477,381
                                                      ========       ========


4.      EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

        Equipment, furnishings and leasehold improvements consist of the following:


                                                     February 28, February 29,
                                                    ---------------------------
                                                        1997           1996

             Laboratory equipment                    $  77,436      $  77,571
             Machinery and equipment                   196,765        186,284
             Furniture and fixtures                    122,202        121,398
             Leasehold improvements                       -            78,695
                                                       -------        -------
                     Totals                            396,403        463,948
             Less: Accumulated depreciation and
               amortization                            339,829        368,087
                                                       -------        -------
                                                     $  56,574       $ 95,861
                                                     =========       ========

5.      LONG-TERM DEBT
        Long-term debt consists of the following:
                                                     February 28, February 29,
                                                        1997           1996
                                                    ---------------------------
Note payable, bank, collateralized by accounts
 receivable inventory and all other personal
 property of the Company. As modified in May
 1996 the note is payable in monthly installments,
 including interest at 2% over the bank's prime
 rate, of $7,500 thereafter. The weighted average
 interest rate during fiscal 1997 was 10.25%. The
 loan has been personally guaranteed by the
 Company's President and a former Chairman and
 Chief Executive Officer of the Company.              $126,699       $199,353

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------


5.      LONG-TERM DEBT (CONTINUED)                   February 28, February 29,
                                                        1997           1996
                                                    ---------------------------
Convertible secured subordinated promiossory notes
 with individuals, collateralized by all of the
 personal property of the Company, and subordinate
 to the note payable to the bank or any successor
 credit facility up to $1,500,000. Payable in
 quarterly installments  of  interest at 1/2%
 under the prime rate in effect on August 15 of
 each year until maturity on August 15, 1997.
 During the fiscal years 1995 and 1996 the
 noteholders waived the default as to nonpayment
 of interest and agreed to defer quarterly
 payments of interest due from November 15, 1994
 to February 15, 1997 until March 1, 1997. In April
 1997, the  noteholders entered into an agreement
 with the Company, (the "Third Note Amendment
 Agreement") whereby the holders agreed to
 (1) accept shares of the Company's Common Stock
 as payment for the total amount of interest due
 as of February 15, 1997; (2) waive the default
 as to nonpayment of interest  until March 1,1998;
 (3) extend the due date of the note from August
 15, 1997 until August 15, 2000; (4) reduce the
 interest rate from 1/2% below prime to 1% below
 prime. The interest rate at February 28, 1997
 was 7.75%. Each $1,000 portion of these notes
 is convertible into 1,428 common shares of the
 Company and a warrant, which expires in August
 2000, to purchase an additional 1,428 shares
 of common stock at $1.50 a share. These notes
 include $50,000 issued to the Company's Chairman
 of the Board.                                         530,000          530,000
Notes and obligations arising from the settlement
 of trade and lease payables, due in varying
 monthly installments. The obligations include
 $22,913 at February 29, 1996 due to a partnership
 partially owned by an individual who was formally
 the Company's Chairman of the Board and is believed
 to be a major stockholder. The obligation to this
 individual was paid in full at February 28, 1997.      13,727           55,538
Capital leases which matured June 30, 1996.               -               1,753
                                                       -------          -------
                                                       670,426          786,644

             Due within one year                        94,370          128,779
                                                        ------          -------

             Due after one year                       $576,056         $657,865
                                                      ========         ========

     Long-term debt is payable as follows:

             February 28, 1998                       $  94,370
             February 28, 1999                          46,056
             February 29, 2000                            -
             February 28, 2001                         530,000
                                                       -------
                                                      $670,426
                                                      ========

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------


5.      LONG-TERM DEBT (CONTINUED)

Management believes the fair value of the debt payable to the bank approximates the carrying value through the variable interest rate on the loan. Management does not believe it is practical to determine the fair value of the subordinated notes as there are no similar notes to compare them to.


6.      ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                 February 28, February 29,
                                               -----------------------------
                                                     1997           1996

                 Professional fees               $  83,398      $  85,198
                 Estimated warranty costs           29,994         35,000
                 Accrued compensation              124,532         99,888
                 Accrued commissions                24,380         48,939
                 Accrued interest                   68,798         53,427
                  Other accrued expenses            23,279         40,511
                                                    ------         ------

                                                  $354,381       $362,963
                                                  ========       ========



7.      COMMITMENTS

        Leases:
        -------

        The Company leases an office and manufacturing facility under a lease that expired in January 1997. The lease provided for a five year renewal option at annual rentals varying from $65,000 to $78,000. As of April 30, 1997 the Company has not signed a renewal lease agreement but has begun to make payments according to the provisions of such agreement

        Future annual minimum payments through the end of the five year renewal option are as follows:

                             Fiscal Year Ending
                                  February

                                    1998                  65,584
                                    1999                  72,000
                                    2000                  72,500
                                    2001                  78,000
                                    2002                  71,500
                                                        --------
                                                        $359,584
                                                        ========

        In August of 1993, the Company terminated a lease for a premise located in Poughkeepsie, New York with a partnership partially owned by a major stockholder and the Company's former Chairman of the Board. Upon termination of the lease, the Company agreed

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------



        to a payment of $89,780 (including past due rents) with $60,000 to be paid in installments, including interest, over 36 months beginning in May of 1994 (Note 5). The Company made the final payment on this note in February 1997.

        Rent expense was approximately $61,000, $60,000, and $61,000 for the years ended February 28, 1997, February 29, 1996, and February 28, 1995, respectively.


8.      INCOME TAXES

        The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to the pre-tax income as follows:


                         February 28,     February 29,      February 28,
                            1997      %      1996      %       1995      %
                         ---------------  ---------------  -----------------
Computed tax at
        maximum rate     $ 52,000   34.0  $ 52,700   34.0  $(164,200) (34.0)
Operating loss currently
        not deductible       -        -       -       -      164,200   34.0
Change in valuation
        allowance for
        the effect of
        operating loss
        carry forwards    (52,000) (34.0)  (52,700) (34.0)      -        -
                         --------- ------  -------- ------- --------- ------

Provision (benefit) for
       income taxes      $   -        -   $   -       -    $    -        -
                         ========= ======  ======== ======  ========= ======


        The net deferred tax asset is comprised of the following:


                                                   February 28,   February29,
                                                 -----------------------------
                                                        1997         1996

         Allowance for doubtful accounts          $    14,000   $    10,000
         Accumulated depreciation                      18,000         9,000
         Accumulated amortization                       9,000          -
         Inventory                                      7,000          -
         Noncurrent rent payable                        1,000         4,000
         Accrued vacation                              13,000        12,000
         Accrued expenses                              74,000        63,000
         Operating loss carryforwards               1,382,000     1,430,000
                                                    ---------     ---------

         Net deferred tax assets before valuation   1,518,000     1,528,000
         Deferred tax asset valuation allowance    (1,518,000)   (1,528,000)
                                                   ----------    ----------

         Net Deferred Tax Asset                   $     -      $      -
                                                  ===========  ============

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------



8.      INCOME TAXES (CONTINUED)

        The change in the valuation allowance was (10,000), ($118,000), and $232,000 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

        At  February  28,  1997,  the  Company  has  available   operating  loss
        carryforwards of approximately $3,574,000 for income tax purposes which expire as follows:

                             2000               $  339,000
                             2001                  156,000
                             2002                  231,000
                             2003                  301,000
                             2004                  600,000
                             2005 to 2010        1,947,000
                                                 ---------
                                                $3,574,000
                                                ==========


 9.     CAPITAL STOCK

        During the year ended February 28, 1995 the Company sold a total of 333,333 shares of common stock to its Chairman of the Board (166,666 shares) and to a noteholder for the fair market value of $100,000.

10.     STOCK OPTIONS

        Under the Company's 1983 Incentive Stock Option Plan which expired in May 1993, and the 1993 Stock options could be granted to officers and key employees to purchase up to 1,000,000 of the Company's common shares at not less than fair market value at the date of grant. In March 1990, the Company filed a registration statement with the Securities and Exchange Commission to allow for the public resale of exercised options. Options to purchase 167,510 shares at $2 to $3.63 per share were outstanding at February 28, 1995 including options as to 151,000 shares which were exercisable, with the balance generally becoming exercisable in cumulative installments over the remainder of their ten year terms. During Fiscal 1996 the outstanding options under the 1983 were cancelled.

        Under the 1993 Stock Incentive Plan,("1993 Plan") options can be granted to officers, directors, consultants and employees to purchase up to 750,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2003.

        Under the 1993 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the 1993 plan or unless otherwise specified at the discretion of the board of directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminate at a stipulated period of time after an employee's termination of

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------


10.     STOCK OPTIONS (CONTINUED)

        During fiscal 1997, the Company granted options for 17,500 shares exercisable at $.78 per share to qualified employees and 5,124 shares exercisable at $.625 per share to non-qualified outside consultants, respectively. During fiscal 1996 and 1995, the Company granted to qualified employees only, 52,500 shares exercisable at $.33 per share and 296,000 shares, exercisable at $.38 per share respectively.

        Asummary of the 1993 plan activity for the three year period ended February 28, 1997 is as follows:

                                                                  Weighted
                                                                   Average
                                        Options       Options     Exercise
                                      Outstanding   Exercisable     Price

        Balance - February 28, 1994       0
        Granted - Fiscal 1995          296,000                   $    .38
        Cancelled - Fiscal 1995         (5,000)                      (.38)
                                        ------       --------        ----
        Balance -  February 28, 1995   291,000         50,000         .38
        Granted - Fiscal 1996           52,500                        .33
        Cancelled - Fiscal 1996        (60,000)                      (.38)
                                       --------      --------        ----
        Balance - February 29, 1996    283,500        131,450         .37
        Granted - Fiscal 1997           22,624                        .74
        Cancelled - Fiscal 1997         (2,500)                      (.38)
                                        ------       --------        ----
        Balance - February 28, 1997    303,624        221,544    $    .40
                                       =======        =======    ========


        The Company has determined that the proforma effect of the stock options on compensation expense required by SFAS No. 123, Accounting for Stock-Based Compensation, is immaterial.


11.     OTHER RELATED PARTY TRANSACTIONS

        Consulting Fees - During fiscal 1996 and 1995, the Company incurred $52,000 ($26,000 each year) in consulting fees to its Chairman of the Board under an agreement commencing March 1993. At February 28, 1997, and February 29, 1996 accounts payable includes a liability for these and prior year fees of $69,076.

SONO-TEK CORPORATION
NOTES TO FINANCIAL STATEMENTS
-----------------------------


12.     SIGNIFICANT CUSTOMERS AND FOREIGN SALES

        Sales to a single customer accounted for approximately 11% of the Company's sales for the year ended February 28, 1995. No single customer accounted for more than 10% of sales for the years ended February 28, 1997, and February 29, 1996.

        Export sales to customers located outside the United States were as follows:


                                                 Sales (Thousands)
                                    --------------------------------------------
                                     February 28,   February 29,  February 28,
                                         1997           1996          1995
               Location

               Western Europe           $ 399         $ 269         $  178
               Far East                   164           146            510
               Other                      116           329             51
                                          ---           ---             --
                                        $ 679         $ 744          $ 739
                                        =====         =====          =====

                          INDEPENDENT AUDITORS' REPORT

                                       ON


                             SUPPLEMENTAL SCHEDULES


TO THE SHAREHOLDERS AND DIRECTORS OF
      SONO-TEK CORPORATION:

     In connection with our audits of the financial statements of Sono-Tek Corporation as at February 29, 1996 and for each of the two years in the period ended February 29, 1996, we also audited Schedule II for each of the two years in the period ended February 29, 1996, included in the annual report of Sono-Tek Corporation of Form 10-K for the year ended February 28, 1997. In our opinion, the schedule presents fairly the information required to be set forth therein.



                                                      ANCHIN, BLOCK & ANCHIN LLP

                                                    CERTIFIED PUBLIC ACCOUNTANTS
New York, New York
April 30, 1996



                                                                                            SCHEDULE II
                                                SONO-TEK CORPORATION
                                         VALUATION AND QUALIFYING ACCOUNTS







        Column A                        Column B            Column C            Column D      Column E
                                                   -------------------------
                                                            Additions
                                                   -------------------------
                                        Balance     Charged to     Charged                    Balance
                                     at Beginning    Costs and     to Other                    at End
      Description                      of Period     Expenses      Accounts    Deductions *   of Period

Allowance for doubtful accounts:
     Year Ended February 28, 1997    $  25,000      $  11,500                $     686         $  35,814

     Year Ended February 29, 1996       63,000        (37,596)                     404            25,000

     Year Ended February 28, 1995       54,070         18,980                   10,050            63,000




* Represents write-off net of recovery, of uncollectible accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: May 29, 1997

Sono-Tek Corporation
(Registrant)


By:        /S/ James L. Kehoe
           ------------------
           James L.Kehoe
           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/ Samuel Schwartz                         May 29, 1997
---------------------
Samuel Schwartz
Chairman of the Board


/S/ James L. Kehoe                          May 29, 1997
---------------------
James L. Kehoe
Chief Executive Officer
and Director


/s/ Harvey L. Berger                        May 29, 1997
---------------------
Harvey L. Berger
President and Director


/S/ J. Duncan Urquhart                      May 29, 1997
----------------------
J. Duncan Urquhart
Treasurer (principal financial
and accounting officer) and Director


                                            May 29, 1997
---------------------
Stephen E. Globus
Director

                                  EXHIBIT INDEX


Ex. No.      Description                                          Page
-------      -----------                                          ----

 4(h)        Form of 1997 Amendment to Convertible Note.           42

27.1         Financial Data Schedule - Edgar filing only