Form 10-Q
period 1997-05-31
SONO TEK CORP
filed 1997-07-14
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                            14-1568099
-------------------------------                         ---------------------
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

                YES  X                            NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding as of
      Class                                              July 11, 1997
---------------------                                    -----------------
Common Stock, par                                           4,374,387
value $.01 per share

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                           Page


Item 1 - Financial Statements:                                           1 - 3


Balance Sheets - May 31, 1997 (Unaudited) and February 28, 1997          1


Statements of Operations - Three Months Ended May 31, 1997
and 1996 (Unaudited)                                                     2


Statements of Cash Flows - Three Months Ended May 31, 1997
and 1996 (Unaudited)                                                     3


Notes to Financial Statements                                            4


Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                5 - 6


Item 3 - Quantative and Qualitative Disclosures about Market Risk - Not
Applicable


Part II - Other Information                                              7


Signatures                                                               8

                                       SONO-TEK CORPORATION

                                          BALANCE SHEETS

                                                                       May 31          February 28
                                                                        1997              1997
                                  ASSETS                             Unaudited
                                                                 ---------------------------------

CURRENT ASSETS:
   Cash and cash equivalents                                      $      15,054      $    107,746
   Accounts receivable (net of allowance for doubtful accounts
     of $38,814 at May 31 and $35,814 at February 28)                   615,887           525,750
   Inventories (Note C)                                                 447,230           469,241
   Prepaid expenses and other current assets                             18,607            33,441
                                                                 ---------------   ---------------

             Total Current Assets                                     1,096,778         1,136,178


   Equipment, furnishings and leasehold improvements (less
     accumulated depreciation of $346,612 at May 31 and
     $339,829 at February 28)                                            49,791            56,574
   Patents, patents pending and copyrights (less amortization
     of $117,875 at May 31 and $116,318 at February 28)                  51,242            52,799
   Other assets                                                           6,317             6,317
                                                                 ---------------   ---------------

              T O  T  A  L                                        $   1,204,128      $  1,251,868
                                                                 ===============   ===============

                                  LIABILITIES


   Current maturities of long term debt                           $      96,430      $     94,370
   Accounts payable                                                     234,091           267,673
   Accrued expenses (Note E)                                            283,815           354,381
                                                                 ---------------   ---------------

             Total Current Liabilities                                  614,336           716,424
                                                                 ---------------   ---------------

   Long term debt, less current maturities                              550,567           576,056
   Non-current rent payable                                               1,998               666
                                                                 ---------------   ---------------

             Total Liabilities                                        1,166,901         1,293,146
                                                                 ---------------   ---------------

             STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock - $.01 par value: (Note E)
     Authorized - 12,000,000 shares
     Issued - 4,374,387 at May 31 and 4,204,913 at February 28           43,744            42,049
   Additional paid-in capital                                         3,824,220         3,758,128
   Deficit                                                           (3,830,737)       (3,841,455)
                                                                 ---------------   ---------------

             Total Stockholders' Equity (Deficiency)                     37,227           (41,278)
                                                                 ---------------   ---------------

             T O  T  A  L                                         $   1,204,128      $  1,251,868
                                                                 ===============   ===============

                              SONO-TEK CORPORATION

                            STATEMENTS OF OPERATIONS



                                                  Three Months Ended
                                              --------------------------
                                                        May 31
                                                      Unaudited
                                                 1997            1996
                                                 ----            ----

NET SALES                                     $ 761,743       $ 751,637

COST OF GOODS SOLD                              383,657         379,613
                                              ----------      ----------
    Gross Profit                                378,086         372,024
                                              ----------      ----------


OPERATING EXPENSES
  Research and product development costs         87,268          87,593
  Marketing and selling expenses                172,851         159,174
  General and administrative costs               94,169          87,795
                                              ----------      ----------
         Total Operating Expenses               354,288         334,563
                                              ----------      ----------

OPERATING INCOME                                 23,798          37,461

INTEREST EXPENSE                                 13,080          16,319

INTEREST AND OTHER INCOME                             0              15
                                              ----------      ----------

NET INCOME                                    $  10,718       $  21,157
                                              ==========      ==========

INCOME PER COMMON SHARE (NOTE D)              $    0.00    $       0.01
                                              ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK USED TO COMPUTE
  EARNINGS PER SHARE                           4,261,404       4,204,913

                              SONO-TEK CORPORATION
                            Statements of Cash Flows
                          For Three Months Ended May 31

                                                                      1997          1996
                                                                          Unaudited
                                                                  -------------------------

Cash flows from operating activities:
 Net income                                                      $   10,718     $  21,157
                                                                  -----------   -----------

 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                                      8,340        15,504
   Allowance for doubtful accounts                                    3,000         1,500
   (Increase) decrease in:
     Accounts receivable                                            (93,138)         (631)
     Inventories                                                     22,011       (64,347)
     Prepaid expenses and other current assets                       14,834         9,672
   Increase (decrease) in:
     Accounts payable & accrued expenses (Note E)                   (36,360)       (2,441)
     Noncurrent rent payable                                          1,332        (2,788)
     Notes and obligations payable - professional fees               (4,000)         (500)
     Notes and obligations payable - lease termination                    0        (5,208)
                                                                 -----------   -----------
       Total adjustments                                            (83,981)      (49,239)
                                                                 -----------   -----------
         Net cash used in operating activities                      (73,263)      (28,082)
                                                                 -----------   -----------


Cash flows from investing activities:
 Fixed asset, patent and copyright acquisition costs                      0        (5,616)

Cash flows from financing activities:
 Payments of capitalized leases                                           0        (1,305)
 Repayments of note payable - bank                                  (19,429)      (17,544)
                                                                 -----------   -----------
         Net cash used in financing activities                      (19,429)      (18,849)
                                                                 -----------   -----------


Net decrease in cash and cash equivalents                           (92,692)      (52,547)

Cash and cash equivalents:
 Beginning of period                                                107,746        69,033
                                                                 -----------   -----------

 End of period                                                   $   15,054     $  16,486
                                                                 ===========   ===========

Supplemental disclosure:
 Interest paid                                                   $    3,071     $  20,399
 Income taxes paid                                               $        0     $       0
 Non-cash exchange of accrued interest
 for common stock (Note E)                                       $   67,787     $       0

                             SONO-TEK CORPORATION
                        Notes to Financial Statements
                                 May 31, 1997


NOTE A: The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at February 28, 1997, included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.


NOTE B: The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE C: Inventory at May 31, 1997 is comprised of:


        Finished goods                       $107,335
        Work in process                       102,862
        Raw materials and subassemblies       237,033
                                             --------
               Total                         $447,230
                                             ========


NOTE D: Income per share is based on the weighted average number of shares outstanding during each period. The computation does not include the effect of outstanding stock options or conversion of the subordinated promissory notes since their inclusion would not be material.


NOTE E: In April 1997 the holders of $530,000 of Subordinated Convertible Notes entered into an agreement with the Company (the "Third Note Amendment Agreement") whereby the holders agreed to (1) accept 169,474 shares of the Company's Common Stock as payment for $67,787 of interest due as of February 15, 1997; (2) Waive the default as to nonpayment of interest until March 1, 1998;
(3) extend the due date of the note from August 15, 1997 until  August 15, 2000;
(4) reduce the interest rate from 1/2% below prime to 1% below prime.

                              SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
---------------------

      The Company's sales increased $10,106 to $761,743 for the three months ended May 31, 1997 as compared to $751,637 for the three months ended May 31, 1996. The increase was a result of increased sales of the SonoFlux product line. Sales of these products increased approximately $113,000 while sales of the Company's Nozzle Systems decreased approximately $103,000. The Company believes the increase in sales of the SonoFlux System is a result of its efforts to provide the circuit board assembly industry with equipment that has a reputation for reliable and cost-effective performance. Due to the nature of the market for Nozzle Systems, it is not uncommon for the Company to experience significant fluctuations in sales from quarter to quarter.

       The Company's gross profit increased $6,062 from $372,024 for the three months ended May 31, 1996 to $378,086 for the three months ended May 31, 1997. The increase was a result of a decrease in the raw materials portion of cost of goods sold. Raw materials consumed were higher during the three months ended May 31, 1996 as a result of the disposal of obsolete stock associated with earlier models of the SonoFlux System and higher materials cost associated with the sale of a custom Nozzle System that required several unique components.

      Marketing and selling costs increased $13,677 from $159,174 for the three months ended May 31, 1996 to $172,851 for the three months ended May 31, 1997. The increase was primarily a result of an increase in commissions paid to outside sales representatives. Such commissions are paid on sales of SonoFlux units and related equipment which, as noted above, increased significantly over the prior year.

      General and administrative costs increased $6,374 from $87,795 for the three months ended May 31, 1996 to $94,169 for the three months ended May 31, 1997. During the three months ended May 31, 1996 the Company realized an expense reduction of approximately $4,000 as a result of a customer order cancellation charge. In addition, compensation costs increased approximately $2,000 during the three months ended May 31, 1997.

Interest expense decreased $3,239 from $16,319 for the three months ended May 31, 1996 to $13,080 for the three months ended May 31, 1997. The decrease in interest expense is primarily a result of the increasing maturity of the Company's loan with its bank. As such loan matures, the amount of each fixed monthly payment which pertains to interest declines as the amount applied to principal increases.

      For the three months ended May 31, 1997, the Company earned $10,718 or $.00 per share as compared to earnings of $21,157 or $.01 per share for the three months ended May 31, 1996. The decrease in earnings was primarily a result of higher commissions and administrative costs.


Liquidity and Capital Resources
-------------------------------

      The Company's working capital increased $62,688 to $482,442 at May 31, 1997 as compared to working capital of $419,754 at February 28, 1997 and the stockholders' position improved $78,505 from a deficit of $41,278 on February 28, 1997 to an equity position of $37,227 on May 31, 1997. The increase in working capital and equity was a result of restructured debt and profitable operations. On April 30, 1997 the Company reached an agreement with the holders of $530,000 of Subordinated Convertible Notes whereby they agreed to, among other things, accept shares of the Company's Common Stock as payment for the total amount of interest due as of February 28, 1997 and extend the term of the Notes until August 2000.

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

                         PART II - OTHER INFORMATION


      Item 2.     Changes in Securities

                  On April 30, 1997 the Company sold 169,474 shares of its Common Stock. The shares were issued in a private placement to holders of convertible subordinated notes in payment of interest on notes in the aggregate sum of $67,787 due as of February 15, 1997. No underwriter was involved in the transaction.

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

Dated: July 11, 1997




                                          SONO-TEK CORPORATION





                                    By:   /s/ James L. Kehoe
                                          --------------------------
                                          James L. Kehoe
                                          Chief Executive Officer





                                    By:   /s/ J. Duncan Urquhart
                                          ---------------------------
                                          J. Duncan Urquhart
                                          Treasurer & Chief Financial Officer