Form 10-Q
period 1997-08-31
SONO TEK CORP
filed 1997-10-14
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

     New York                                                14-1568099
     --------                                                ----------
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

                  YES   X                      NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Outstanding as of
         Class                                          October 10, 1997
         -----                                          ----------------

Common Stock, par value $.01 per share                       4,374,387

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                         Page


Item 1 - Financial Statements:                                         1 - 3


Balance Sheets - August 31, 1997 (Unaudited) and February 28, 1997     1


Statements of Operations - Six Months and Three Months Ended
August 31, 1997 and 1996 (Unaudited)                                   2


Statements of Cash Flows - Six Months Ended August 31, 1997
and 1996 (Unaudited)                                                   3


Notes to Financial Statements                                          4


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    5 - 6


Part II - Other Information                                            7

Item 3 - Quantitative and Qualitative Disclosures about Market
Risk - Not Applicable                                                  -

Signatures                                                             8

                              SONO-TEK CORPORATION

                                 BALANCE SHEETS

                                                                   August 31    February 28
                                                                      1997         1997
                             ASSETS                                Unaudited
                                                                --------------------------

CURRENT ASSETS:
 Cash and cash equivalents                                     $     79,684   $   107,746
 Accounts receivable (net of allowance for doubtful accounts
  of $41,814 at August 31 and $35,814 at February 28)               511,082       525,750
 Inventories (Note C)                                               534,925       469,241
 Prepaid expenses and other current assets                           14,774        33,441
                                                               ------------- -------------

          Total Current Assets                                    1,140,465     1,136,178


 Equipment, furnishings and leasehold improvements (less
  accumulated depreciation of $353,395 at August 31 and
  $339,829 at February 28)                                           45,699        56,574
 Patents, patents pending and copyrights (less amortization
  of $119,432 at August 31 and $116,318 at February 28)              49,685        52,799
 Other assets                                                         6,317         6,317
                                                               ------------- -------------

          T O  T  A  L                                            1,242,166  $  1,251,868
                                                               ============= =============

                             LIABILITIES


Current maturities of long term debt                                 94,200  $     94,370
Accounts payable                                                    229,245       267,673
Accrued expenses (Note E)                                           285,730       354,381
                                                               ------------- -------------

          Total Current Liabilities                                 609,175       716,424
                                                               ------------- -------------

Long term debt, less current maturities                             530,000       576,056
Non-current rent payable                                              4,662           666
                                                               ------------- -------------

          Total Liabilities                                       1,143,837     1,293,146
                                                               ------------- -------------

          STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock - $.01 par value: (Note E)
 Authorized  - 12,000,000 shares
 Issued      - 4,374,387 at August 31 and 4,204,913
at February 28                                                       43,744        42,049
Additional paid-in capital                                        3,824,220     3,758,128
Deficit                                                          (3,769,635)   (3,841,455)
                                                               ------------- -------------

          Total Stockholders' Equity (Deficiency)                    98,329       (41,278)
                                                               ------------- -------------

          T O  T  A  L                                         $  1,242,166  $  1,251,868
                                                               ============= =============


                                                                  SONO-TEK CORPORATION

                                                                STATEMENTS OF OPERATIONS



                                                    Six Months Ended                 Three Months Ended
                                             ----------------------------     -----------------------------
                                                       August 31                          August 31
                                                       Unaudited                          Unaudited
                                                   1997           1996               1997           1996
                                                   ----           ----               ----           ----

NET SALES                                    $  1,575,428   $  1,501,698       $    813,685   $    750,061

COST OF GOODS SOLD                                776,390        739,916            392,733        360,302
                                             -------------  -------------     --------------  -------------
   Gross Profit                                   799,038        761,782            420,952        389,759
                                             -------------  -------------     --------------  -------------


OPERATING EXPENSES
 Research and product development costs           171,593        184,631             84,325         97,038
 Marketing and selling expenses                   339,449        308,232            166,597        149,057
 General and administrative costs                 190,912        191,657             96,743        103,862
                                             -------------  -------------     --------------  -------------
      Total Operating Expenses                    701,954        684,520            347,665        349,957
                                             -------------  -------------     --------------  -------------

OPERATING INCOME                                   97,084         77,262             73,287         39,802

INTEREST EXPENSE                                   25,264         32,257             12,184         15,937

INTEREST AND OTHER INCOME                               0             19                  0              3
                                             -------------  -------------     --------------  -------------

NET INCOME                                   $     71,820   $     45,024      $      61,103   $     23,868
                                             =============  =============     ==============  =============

INCOME PER COMMON SHARE (NOTE D)             $       0.02   $       0.01      $        0.01   $       0.01
                                             =============  =============     ==============  =============

WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK USED TO COMPUTE
 EARNINGS PER SHARE                             4,318,203      4,204,913          4,374,387      4,204,913

                              SONO-TEK CORPORATION
                            Statements of Cash Flows
                         For Six Months Ended August 31


                                                         1997         1996
                                                             Unaudited
                                                       ----------------------

Cash flows from operating activities:
 Net income                                            $  71,820    $  45,024
                                                       ---------    ---------
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                           16,680       30,072
  Allowance for doubtful accounts                          6,000        1,500
  (Increase) decrease in:
   Accounts receivable                                     8,667       (9,904)
   Inventories                                           (65,684)     (10,673)
   Prepaid expenses and other current assets              18,667        7,028
  Increase (decrease) in:
   Accounts payable & accrued expenses (Note E)          (39,292)     (29,061)
   Noncurrent rent payable                                 3,996       (5,575)
   Notes and obligations payable - professional fees      (7,000)        (500)
   Notes and obligations payable - lease termination           0      (10,522)
                                                       ---------    ---------
    Total adjustments                                    (57,966)     (27,635)
                                                       ---------    ---------
     Net cash used in operating activities                13,854       17,389
                                                       ---------    ---------


Cash flows from investing activities:
 Fixed asset, patent and copyright acquisition costs      (2,690)      (7,986)

Cash flows from financing activities:
 Payments of capitalized leases                                0       (3,485)
 Repayments of note payable - bank                       (39,226)     (32,201)
                                                       ---------    ---------
     Net cash used in financing activities               (39,226)     (35,686)
                                                       ---------    ---------


Net decrease in cash and cash equivalents                (28,062)     (26,283)

Cash and cash equivalents:
 Beginning of period                                     107,746       69,033
                                                       ---------    ---------

 End of period                                         $  79,684    $  42,750
                                                       =========    =========

Supplemental disclosure:
 Interest paid                                         $   5,774    $  25,565
 Income taxes paid                                     $       0    $       0
 Non-cash exchange of accrued interest
 for common stock (Note E)                             $  67,787    $       0

                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                                 August 31, 1997

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


NOTE C:     Inventory at August 31, 1997 is comprised of:


            Finished goods                      $112,334
            Work in process                      133,731
            Raw materials and subassemblies      288,860
                                                --------
                      Total                     $534,925
                                                ========



NOTE D: Income per share is based on the weighted average number of shares outstanding during each period. The computation does not include the effect of outstanding stock options or conversion of the subordinated promissory notes since their inclusion would be either not material or anti-dilutive.



NOTE E: In April 1997 the holders of $530,000 of Subordinated Convertible Notes entered into an agreement with the Company (the "Third Note Amendment Agreement") whereby the holders agreed to (1) accept 169,474 shares of the Company's Common Stock as payment for $67,787 of interest due as of February 15, 1997; (2) waive the default as to nonpayment of interest until March 1, 1998;
(3) extend the due date of the note from August 15, 1997 until August 15, 2000; and (4) reduce the interest rate from 1/2% below prime to 1% below prime.

                              SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
---------------------

         The Company's sales increased $73,730 to $1,575,428 for the six months ended August 31, 1997 as compared to $1,501,698 for the six months ended August 31, 1996. The increase was primarily a result of increased sales of the Company's SonoFlux Systems. Sales of this product increased approximately
$152,000, while sales of the Company's Nozzle Systems decreased approximately $78,000. For the three months ended August 31, 1997 the Company's sales increased $63,624 to $813,685 as compared to sales of $750,061 for the three months ended August 31, 1996. During this three month period sales of the Company's SonoFlux Systems increased approximately $39,000 and sales of the Company's Nozzle Systems increased approximately $25,000. The Company believes the increase in sales of the SonoFlux System is a result of its efforts to provide the circuit board assembly industry with equipment that is reliable and cost-effective.

         The Company's gross profit increased $37,256 from $761,782 for the six month period ended August 31, 1996 to $799,038 for the six month period ended August 31, 1997, and increased $31,193 from $389,759 for the three months ended August 31, 1996 to $420,952 for the three months ended August 31, 1997. For both the three and six month periods the increase in gross profit was attributed to an increase in sales of the Company's products.

         Research and product development costs decreased $13,038 from $184,631 for the six months ended August 31, 1996 to $171,593 for the six months ended August 31, 1997 and decreased $12,713 from $97,038 for the three months ended August 31, 1996 to $84,325 for the three months ended August 31, 1997. The decrease for both the three and six month periods was primarily as a result of decreased compensation and consulting costs associated with the development of the "SonoFlux 9500".

         Marketing and selling costs increased $31,217 from $308,232 for the six months ended August 31, 1996 to $339,449 for the six months ended August 31, 1997 and increased $17,540 from $149,057 for the three months ended August 31, 1996 to $166,597 for the three months ended August 31, 1997. The increase for the six month period ended August 31, 1997 was primarily a result of an increase in outside commissions, compensation and advertising costs. The increase for the three month period ended August 31, 1997 was primarily a result of increased compensation and advertising costs.

         General and administrative costs decreased $7,119 from $103,862 for the three month period ended August 31, 1996 to $96,743 for the three month period ended August 31, 1997. Such costs decreased primarily as a result of lower compensation costs as well a decrease in finance charges assessed on past due vendor accounts.

         Interest expense decreased $6,993 from $32,257 for the six month period ended August 31, 1996 to $25,264 for the six months ended August 31, 1997 and decreased $3,753 from $15,937 for the three month period ended August 31, 1996 to $12,184 for the three months ended August 31, 1997. The decrease in interest expense is primarily a result of the increasing maturity of the Company's loan with its bank. As such loan matures, the amount of each fixed monthly payment which pertains to interest declines as the amount applied to principal increases.

         For the six months ended August 31, 1997 the Company had earnings of $71,820 or $0.02 per share as compared to earnings of $45,024 or $0.01 per share for the six months ended August 31, 1996. For the three months ended August 31, 1997, the Company had earnings of $61,103 or $.01 per share as compared to earnings of $23,868 or $.01 per share for the three months ended August 31, 1996. The increase in earnings for both the six and three month periods resulted primarily from an increase in sales of the Company's products.


Liquidity and Capital Resources
-------------------------------

         The Company's working capital increased $111,536 to $531,290 at August 31, 1997 as compared to working capital of $419,754 at February 28, 1997. The increase in working capital was primarily a result of profitable operations and restructured debt. On April 30, 1997 the Company reached an agreement with the holders of $530,000 of Subordinated Convertible Notes whereby they agreed to, among other things, accept shares of the Company's Common Stock as payment for the total amount of interest due as of February 28, 1997 and extend the term of the Notes until August 2000.

         The improvement in working capital has allowed the Company to make steady progress in its efforts to reduce trade obligations and outstanding debt. The Company has improved its position with many of its trade vendors, however, payments remain in arrears with many others.

         Although there can be no assurances, management believes that working capital generated by continuing operations will be sufficient to support the Company's working capital needs for the next twelve months based on anticipated sales levels.

                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

         The following matters were voted upon at the Company's annual meeting of shareholders held on August 21, 1997.

   1. The election of three (2) directors of the Company to serve until the Company's 1999 annual meeting of shareholders.

                                   For          Withheld         Total
                                   ---          --------         -----
          Harvey L. Berger      3,503,681        19,425         3,523,106
          Stephen E. Globus     3,508,106        15,000         3,523,106

   2. Ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending February 28, 1998.

                       For       Against        Abstained        Total
                       ---       -------        ---------        -----
                    3,467,505      46,701         8,900         3,523,106

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