Form 10-Q
period 1997-11-30
SONO TEK CORP
filed 1998-01-12
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

               New York                                  14-1568099
     ------------------------------                ---------------------
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

                    YES    __X___                      NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding as of
         Class                                    January 12, 1998
       ---------                                  -----------------
Common Stock, par value $.01 per share                4,374,387

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                           Page


Item 1 - Financial Statements:                                           1 - 3


Balance Sheets - November 30, 1997 (Unaudited) and February 28, 1997       1


Statements of Operations - Nine Months and Three Months Ended
November 30, 1997 and 1996 (Unaudited)                                     2


Statements of Cash Flows - Nine Months Ended November 30, 1997
and 1996 (Unaudited)                                                       3


Notes to Financial Statements                                              4


Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                      5 - 6

Item 3-Quantitative and Qualitative Disclosures About Market
Risk-Not Applicable                                                        -

Part II - Other Information                                                7


Signatures                                                                 8



                              SONO-TEK CORPORATION

                                 BALANCE SHEETS


                                                                  November 30   February 28
                                                                      1997          1997
                             ASSETS                                Unaudited
                                                                 --------------------------


CURRENT ASSETS:
   Cash and cash equivalents                                     $    21,004    $   107,746
   Accounts receivable (net of allowance for doubtful accounts
     of $44,814 at November 30 and $35,814 at February 28)           677,880        525,750
   Inventories (Note C)                                              515,619        469,241
   Prepaid expenses and other current assets                          18,424         33,441
                                                                 -----------    -----------

                   Total Current Assets                            1,232,927      1,136,178


   Equipment, furnishings and leasehold improvements (less
     accumulated depreciation of $360,325 at November 30 and
     $339,829 at February 28)                                         46,406         56,574
   Patents, patents pending and copyrights (less amortization
     of $120,989 at November 30 and $116,318 at February 28)          48,128         52,799
   Other assets                                                        6,317          6,317
                                                                 -----------    -----------

                                       T O T A L                 $ 1,333,778    $ 1,251,868
                                                                 ===========    ===========

                             LIABILITIES


   Current maturities of long term debt                          $    80,697    $    94,370
   Accounts payable                                                  252,616        267,673
   Accrued expenses (Note E)                                         279,859        354,381
                                                                 -----------    -----------

                   Total Current Liabilities                         613,172        716,424
                                                                 -----------    -----------

   Long term debt, less current maturities                           530,000        576,056
   Non-current rent payable                                            6,660            666
                                                                 -----------    -----------

                   Total Liabilities                               1,149,832      1,293,146
                                                                 -----------    -----------

                             STOCKHOLDERS' EQUITY (DEFICIENCY)

   Common stock - $.01 par value:
     Authorized - 12,000,000 shares
     Issued     - 4,374,387 at November 30 and 4,204,913
                  at February 28 (Note E)                             43,744         42,049
   Additional paid-in capital                                      3,824,220      3,758,128
   Deficit                                                        (3,684,018)    (3,841,455)
                                                                 -----------    -----------

                   Total Stockholders' Equity (Deficiency)           183,946        (41,278)
                                                                 -----------    -----------

                                       T O T A L                 $ 1,333,778    $ 1,251,868
                                                                 ===========    ===========


                       See Notes to Financial Statements



                              SONO-TEK CORPORATION

                            STATEMENTS OF OPERATIONS




                                                  Nine Months Ended                  Three Months Ended
                                            -----------------------------       -----------------------------
                                                     November 30                         November 30
                                                      Unaudited                           Unaudited
                                                1997              1996              1997             1996

NET SALES                                   $ 2,588,626       $ 2,313,592       $ 1,013,198       $  811,894

COST OF GOODS SOLD                            1,270,194         1,151,813           493,803          411,897
                                            -----------       -----------       -----------       ----------
                   Gross Profit               1,318,432         1,161,779           519,395          399,997
                                            -----------       -----------       -----------       ----------


OPERATING EXPENSES
    Research and product development costs      272,521           276,458           100,928           91,828
    Marketing and selling expenses              559,207           485,808           219,759          177,577
    General and administrative costs            292,104           283,762           101,193           92,104
                                            -----------       -----------       -----------       ----------
              Total Operating Expenses        1,123,832         1,046,028           421,880          361,509
                                            -----------       -----------       -----------       ----------

OPERATING INCOME                                194,600           115,751            97,516           38,488

INTEREST EXPENSE                                 37,164            47,514            11,900           15,256

INTEREST AND OTHER INCOME                             0                80                 0               61
                                            -----------       -----------       -----------       ----------

NET INCOME                                  $   157,436       $    68,317       $    85,616       $   23,293
                                            ===========       ===========       ===========       ==========

INCOME PER COMMON SHARE (NOTE D)            $      0.04       $      0.02       $      0.02       $     0.01
                                            ===========       ===========       ===========       ==========
WEIGHTED AVERAGE NUMBER OF SHARES
     OF COMMON STOCK USED TO COMPUTE
     EARNINGS PER SHARE                       4,336,795         4,204,913         4,374,387        4,204,913

                       See Notes to Financial Statements


                              SONO-TEK CORPORATION
                            Statements of Cash Flows
                        For Nine Months Ended November 30


                                                          1997           1996
                                                               Unaudited
                                                       -------------------------

Cash flows from operating activities:
  Net income                                          $  157,436      $   68,317
                                                       ---------      ----------

  Adjustments  to  reconcile  net  income  to net cash
  used in operating activities:
    Depreciation and amortization                         25,167          45,360
    Provision for doubtful accounts                        9,000           6,850
    (Increase) decrease in:
      Accounts receivable                               (161,130)       (197,805)
      Inventories                                        (46,378)         11,946
      Prepaid expenses and other current assets           15,017           9,226
    Increase (decrease) in:
      Accounts payable & accrued expenses (Note E)       (21,791)         26,818
      Noncurrent rent payable                              5,994          (8,362)
                                                       ---------      ----------
        Total adjustments                               (174,133)       (105,968)
                                                       ---------      ----------
          Net cash used in operating activities          (16,695)        (37,651)
                                                       ---------      ----------


Cash flows from investing activities:
  Fixed asset, patent and copyright acquisition costs    (10,328)        (10,384)

Cash flows from financing activities:
  Proceeds farom short term loan                               0          72,000
  Payments of capitalized leases                               0          (1,751)
  Repayments of note payable-bank                        (59,729)        (53,801)
                                                       ---------      ----------
          Net cash used in financing activities          (59,729)         16,448
                                                       ----------     ----------


Net decrease in cash and cash equivalents                (86,742)        (31,588)

Cash and cash equivalents:
  Beginning of period                                    107,746          69,033
                                                       ---------      ----------

  End of period                                        $  21,004      $   37,445
                                                       =========      ==========

Supplemental disclosure:
  Interest paid                                        $  27,007      $   45,765
  Income taxes paid                                    $       0      $        0
  Non-cash exchange of accrued interest
  for common stock (Note E)                            $  67,787      $        0

                       See Notes to Financial Statements

                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                                November 30, 1997

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

NOTE C: Inventory at November 30, 1997 is comprised of:

                  Finished goods                      $111,487
                  Work in process                      109,249
                  Raw materials and subassemblies      315,883
                                                       -------
                        Subtotal                       536,619
                  Reserve for obsolete items           (21,000)
                                                       -------
                        Net inventory                 $515,619

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

NOTE F: On August 1, 1997, the Board of Directors of the Company granted options to acquire 200,000 shares of Common Stock, to an officer of the Company, at the fair market value of $.37 per share under the 1993 Stock Incentive Plan, which are immediately vested and are exercisable at any time for a period of ten years from the date of grant.

NOTE G:  Events subsequent to November 30, 1997:

     The Company took possession of a piece of production equipment for a 30 day trial and evaluation period, valued at $70,130. It is anticipated that at the completion of the evaluation period, the Company will purchase this equipment. A bank has approved a $57,000 term loan to finance the acquistion of the equipment to be paid back over a five year period at the prime rate plus 2%.

     As of January 12, 1998 a bank has approved a $150,000 line of credit for the Company,however, no advances have been made under the line. In addition, as of January 12, 1998, the line of credit will be due on demand, and bears interest at the prime rate plus 2%. In addition, the principal balance has to be repaid in full for a 30 day consecutive period annually with interest paid monthly.

     These loans will be  collateralized  by all the  assets of the Company.

                              SONO-TEK CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Results of Operations

     For the nine months ended November 30, 1997, the Company's sales increased $275,034 to $2,588,626 as compared to $2,313,592 for the nine months ended November 30, 1996. The increase in sales was primarily a result of an increase of approximately $430,000 in sales of the Company's SonoFlux System. The Company believes the increase in sales of the SonoFlux System is a result of its efforts to provide the circuit board assembly industry with equipment that has a reputation for reliable and cost effective performance. Also during this period, the Company introduced a Web-Coating System which is designed to coat moving webs of material (such as paper, glass, fabric etc). Initial shipments of this system resulted in $69,655 in sales. Sales of the Company's Nozzle Systems decreased approximately $178,000 during the nine month period ending November 30, 1997.

     For the three months ended November 30, 1997 the Company's sales increased $201,304 to $1,013,198 as compared to sales of $811,894 for the three months ended November 30, 1996. During this three month period, sales of the SonoFlux Systems increased approximately $234,000 and sales of the Company's Nozzle Systems decreased by $98,000.

     The Company's gross profit increased $156,653 from $1,161,779 for the nine month period ended November 30, 1996 to $1,318,432 for the nine month period ended November 30,1997, and increased $119,398 from $399,997 for the three months ended November 30, 1996 to $519,395 for the three months ended November 30, 1997. For both the three and nine month periods the increase in gross profit is attributed to an increase in sales of the Company's products.

     Research and product development costs decreased $3,937 from $276,458 for the nine months ended November 30, 1996 to $272,521 for the nine months ended November 30, 1997 and increased $9,100 from $91,828 for the three months ended November 30, 1996 to $100,928 for the three months ended November 30, 1997. The increase for the three month period is a result of increased consulting costs related to the new product development of a 24" spray fluxer.

     Marketing and selling costs increased $73,399 from $485,808 for the nine months ended November 30, 1996 to $559,207 for the nine months ended November 30, 1997 and increased $42,182 from $177,577 for the three months ended November 30, 1996 to $219,759 for the three months ended November 30, 1997. The increase for both the three and nine month periods is primarily as a result of an increase in commissions for the sale of SonoFlux Systems and advertising costs.

     General and administrative costs increased $9,089 from $92,104 for the three month period ended November 30, 1996 to $101,193 for the three month period ended November 30, 1997. For the nine month period ended November 30, 1997, general and administrative costs increased $8,342 to $292,104 from $283,762 for the nine month period ended November 30, 1996. Such costs increased primarily as a result of higher compensation costs.

     Interest expense decreased $10,350 from $47,514 for the nine month period ended November 30, 1996 to $37,164 for the nine months ended November 30, 1997 and decreased $3,356 from $15,256 for the three month period ended November 30, 1996 to $11,900 for the three months ended November 30, 1997. The decrease in interest expense is the result of the increasing maturity of the Company's loan with its bank. As such loan matures, the amount of each fixed monthly payment which pertains to interest declines as the amount applied to principal increases. The decrease is also a result of the lowering of the interest rate by 1/2% on the Subordinated Convertible Note, by the noteholders.

     For the nine months ended November 30, 1997 the Company had earnings of $157,436 or $0.04 per share as compared to earnings of $68,317 or $0.02 per share for the nine months ended November 30, 1996. For the three months ended November 30, 1997, the Company had earnings of $85,616 or $.02 per share as compared to earnings of $23,293 or $.01 per share for the three months ended November 30, 1996. The increase in earnings for both the nine and three month periods resulted primarily from an increase in sales of the Company's products.

Liquidity and Capital Resources

     The Company's working capital increased $200,001 to $619,756 at November 30, 1997 as compared to working capital of $419,754 at February 28, 1997. The increase in working capital was primarily a result of profitable operations and restructured debt. On April 30, 1997 the Company reached an agreement with the holders of $530,000 of Subordinated Convertible Notes (the "Notes") whereby they agreed to, among other things, accept shares of the Company's Common Stock as payment for the total amount of interest due as of February 28, 1997 and extend the term of the Notes until August 2000.

     During the next fiscal quarter, the Company plans on purchasing a piece of production equipment valued at $70,130. A bank has approved a five year loan of $57,000, bearing an interest rate at the prime rate plus 2%, to purchase the equipment. Also during this time, the Company plans on obtaining a $150,000 line of credit with a bank. A bank has approved the line of credit for the Company, which will be due on demand and bear an interest rate at the prime rate plus 2%.

     The improvement in working capital has allowed the Company to make steady progress in its efforts to reduce outstanding debt. The Company has improved its position with many of its trade vendors, however, payments remain in arrears with others.

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

Dated: January 12, 1998










                                       SONO-TEK CORPORATION




                                        /s/ James L. Kehoe
                              By:      ____________________________________
                                       James L. Kehoe
                                       Chief Executive Officer




                                        /s/ Kathleen N. Martin
                              By:      ____________________________________
                                       Kathleen N. Martin
                                       Treasurer & Chief Financial Officer