Form 10-K
period 1998-02-02
SONO TEK CORP
filed 1998-05-29
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 20, 1998 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $2,597,000 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $0.69.

     The Registrant had 4,374,387 shares of Common Stock outstanding as of May 20, 1998.

     Documents   incorporated  by  reference:   Registrant's   definitive  Proxy
Statement to be filed for 1998 Annual Meeting (Part III, Items 11-13)

                                    PART I
                                    ------
ITEM 1 Business
------

(a)  General Development of Business.
     --------------------------------

Sono-Tek Corporation (the "Company" or "Sono-Tek") was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing units consisting of (i) a nozzle based on patented technology, and (ii) an electrical power supply and related hardware (the "Nozzle Systems"). Nozzle Systems atomize low-to-medium viscosity liquids used in laboratory and industrial spray processes by converting electrical energy into mechanical motion in the form of high-frequency (ultrasonic) vibrations which break liquids into minute drops that can be applied to surfaces at low-velocity.

Throughout the fiscal year ended February 28, 1998 ("Fiscal 1998"), the Company continued production and sales of its established line of Nozzle Systems. The Company is continuously striving to improve the performance and versatility of its Nozzle Systems, as well as searching for new industry applications.

During Fiscal 1990, the Company initiated the development of the SonoFlux System which applies a uniform coating of flux to printed circuit boards immediately prior to the components being soldered in place. This system was the first product of the Company that incorporates its basic Nozzle System technology into an end-user ready machine which can be targeted for a very specific and identifiable market segment, the electronic circuit board assembly industry. After an initial period of marketing and customer evaluation during Fiscal 1991, the Company realized its initial sales during Fiscal 1992.

In Fiscal 1995, the Company introduced the latest generation of this product, the SonoFlux 9500. This new generation of machines was designed to enable Sono-Tek to participate in all segments of the spray fluxing market. For prospective customers where price is the most important factor in making a purchase decision, the entry level model of the 9500 is priced 25% lower than the previous SonoFlux System. For that segment of the market where full factory automation is a must, the high-end model of the SonoFlux 9500 is fully automated and computer controlled, and is priced to compete favorably against other products in the market. The 9500, in addition to being designed to satisfy the demands of the market, is significantly easier to manufacture than its predecessor, and takes advantage of "off-the-shelf" components wherever possible to reduce the need for custom designed and manufactured parts. The overall performance, reliability, and ease of use of this system has been complimented by many customers.

During Fiscal 1998, the Company developed several new products. A complete family of liquid delivery products including a Gravity Feed System, a Syringe Pump, and multiple models of Gear Pumps and Pressure Reservoirs are intended to enable customers to purchase a complete, fully integrated and tested spray solution from a single supplier. The new Sono-Tek MCS Infinity System is a precise, highly efficient spray coating system designed for general top-down spraying applications, while the Accu-Mist System provides the ability to spray liquids to very small areas, either as discrete dots or continuous lines.

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

Marketing Overview
------------------

The SonoFlux System accounted for approximately 76% of the Company's sales during Fiscal 1998, 66% during Fiscal 1997, and 63% during Fiscal 1996. Nozzle Systems accounted for 21%, 34% and 37%, during those same years, respectively. During Fiscal 1998, sales of the new MCS Infinity System accounted for 3% of the Company's sales. No single customer accounted for more than 10% of net sales in Fiscal 1998, 1997 and 1996.

The sales function of the Company is currently performed by four people located in the Company's facilities in Milton, New York. This organization consists of a National Sales Manager, two Regional Sales Managers, and an Administrative Assistant.

The primary marketing and sales of the Company's Nozzle Systems is through its own direct sales force. A majority of sales leads are generated via direct mail advertising, advertisements and technical articles in trade journals, new product releases, participation in trade shows and seminars, and by responses to the Company's home page on the Internet.

The Company markets Nozzle Systems to customers requiring specialized applications of liquids to their products. To date, the Company's sales have been made to end users who use Nozzle Systems in the manufacture of their own products, to original equipment manufacturers ("OEMs") who incorporate Nozzle Systems into their own products for resale, and to government, university and private laboratories who use Nozzle Systems for research projects.

In January, 1998, the Company signed a Distribution Agreement with a European company which develops, manufactures, and sells hydraulic nozzles and associated products. Under the terms of this Agreement, this company and its subsidiaries in eleven countries covering parts of Europe, Asia and South America, will sell Nozzle Systems, Liquid Delivery Systems, Broadband Ultrasonic Generators, Accu-Mist Systems, MCS Infinity Systems, and all accessories. There were no sales made through this company in Fiscal 1998.

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

To increase the Company's presence in foreign markets, the Company uses Distributors to market the SonoFlux product line in certain European and Far Eastern countries. The Company currently has thirteen such Distributor companies under contract.

Initial sales of a new MCS Infinity System were made during Fiscal 1998 to companies for general top-down spraying applications. This new product consists of (i) a Control Module which provides power to the Ultrasonic Nozzle, liquid delivery, and electronic control and interface functions, (ii) an Ultrasonic Nozzle, and (iii) a Vertical Jet Assembly which is available in a wide variety of designs to accommodate various spray widths. Each module is capable of spraying areas as narrow as 0.25 inches or as wide as one foot. Areas greater than one foot in width can be accommodated by grouping together as many individual modules as necessary. The Company anticipates this product will satisfy the requirements of a broad range of industrial applications.

Markets for the Company's Products
----------------------------------

Nozzle Systems

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


SonoFlux System

The SonoFlux System is attractive to the electronics industry because it significantly reduces the amount of flux consumed, the related emission of these materials to the environment, and the cost of disposing of waste flux.

MCS Infinity System

The initial shipment of the Sono-Tek's MCS Infinity System occurred during Fiscal 1998 to companies using them to apply liquids to various widths of material on the top side of surfaces.

Product Development

For the Fiscal years ended February 28, 1998, February 28, 1997, and February 29, 1996, the Company expended approximately $410,000, $369,000, and $380,000, respectively on research and development costs. In addition to continuous improvement programs on Nozzle Systems and the SonoFlux 9500, these expenditures were incurred to develop (i) a photoresist application system for the semiconductor industry, (ii) the Accu-Mist System, (iii) a range of liquid delivery systems including a Gravity feed System, a Syringe Pump, and multiple models of Gear Pumps and Pressure Reservoirs, and (iv) the MCS Infinity System.

Management believes that the Company's long-term growth and stability is linked to the continuous development and release of products that provide total solutions to customer needs across a wide spectrum of industries, and advance the utility of the Company's basic technology.

Nozzle Products

During the third quarter of Fiscal 1997, the Company introduced new power supply, the Broadband Ultrasonic Generator, or the "BUG". This power supply provides a stable, frequency-locked electrical signal to the attached ultrasonic nozzle and is capable of driving all of the Company's nozzles.

SonoFlux System

The SonoFlux 9500 is based on the industry proven design utilizing Sono-Tek's patented spray assembly with a stationary ultrasonic nozzle and spray dispersion mechanism. This well- established technology has been combined with a flexible programmable logic controller to monitor and control all system functions. Any system parameter is easily changed using an operator keypad and LCD display. The controller also provides visual and audible warnings for system errors and alarms.

The unit can be programmed by a user friendly Windows program from a personal computer and has the capacity to store up to 250 customized programs.

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

Accu-Mist System

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

The Company recognized the need to target the emerging industry application for selective soldering, and in February 1997, announced the Accu-Mist System to address this need. The Accu-Mist incorporates an ultrasonic nozzle designed for low flow rates, together with a spray-shaping device to gently shape the spray from the nozzle into a precisely defined pattern whose width can be adjusted from 0.070 to 0.250 inches. Other attractive features of this system is that it is a non-contact process, and because of its low-energy nature, fragile components are completely shielded from any disturbance due to the spray.

The nozzle and spray shaping device can be mounted on any type of robotic arm, conveyor, or X-Y table. Patterns of virtually any shape can be produced. For example, discrete dots, containing only a few-tenths of a microliter of flux or continuous patterns, such as lines, can be deposited.

MCS Infinity System

The Sono-Tek MCS Infinity System is a precise, highly efficient spray coating system designed for general top-down spraying applications. This new product consists of (i) a Control Module which provides power to the Ultrasonic Nozzle, liquid delivery, and electronic control and interface functions, (ii) an Ultrasonic Nozzle, and (iii) a Vertical Jet Assembly which is available in a wide variety of designs to accommodate various spray widths. Each module is capable of spraying areas as narrow as 0.25 inches or as wide as one foot. Areas greater than one foot in width can be accommodated by grouping together as many individual modules as necessary. This versatile, modular system delivers a soft, uniform and highly controllable spray over any substrate width. These standard modules are then custom configured for each user's application with custom hardware and interface electronics.

Liquid Delivery Systems

During Fiscal 1998, Sono-Tek announced a family of liquid delivery systems. These new products are intended to enable customers to purchase a complete, fully integrated and tested spray solution from a single supplier. The liquid delivery systems fall into four basic categories.

1. Syringe Pumps are the most precise of all liquid delivery methods, and are ideal for very low flow rates, including single shots down to the nanoliter range.

2. Gear Type Metering Pumps are characterized by their capability to meter the flow of liquid accurately over a wide range of flow rates without pulsation. Two models are available to accommodate various flow ranges.

3. Pressurized Reservoir Systems provide a highly reliable, yet cost effective approach for use in the most demanding applications, especially where the liquid contains undissolved solids or abrasive materials. Several models are available, ranging from 6 ounces to 3 gallon reservoir capacities, and can be used for either continuous flow or single-shot dispensing.

4. Gravity Operated Systems are a low cost, versatile solution for use primarily in laboratory applications or for feasibility testing.

The Company manufactures the nozzles for the liquid delivery systems. The pumps and related parts are purchased from outside suppliers, and assembled at the Company.

Manufacturing
-------------

The Company currently employs twelve persons for its manufacturing and quality control activities. The Company's manufacturing operations are located in one facility in the town of Milton, New York. The Company is fully utilizing this facility. Based on the success of the Company's new product announcements, the Company may need to increase the size of its facility. Space of the type and size required by the Company is readily available in the area at competitive prices.

The Company's current manufacturing area consists of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, (iv) a system assembly area, and (v) a receiving and shipping area. The machine shop produces machined parts for nozzle systems, components for development projects and custom parts to satisfy unique customer requirements. During the fourth quarter of Fiscal 1998, the Company purchased new production equipment which management believes will reduce production costs and improve quality. It is believed that all of these services could be obtained at numerous local machine shops if required.

The nozzle assembly and test area assembles the machined components of the nozzle with purchased crystals and electrodes, and after a visual inspection and aging period, subjects the nozzle to test procedures to assess its performance characteristics. In the electronics assembly area, assembled electronic circuit boards, pumps, and power supplies are mounted in sheet metal enclosures and suitably wired to provide interconnections between the individual components and sub-assemblies. The circuit boards and the components that populate them, as well as the sheet metal components, are purchased from outside suppliers and are available from a wide range of suppliers throughout the world.

The System assembly area combines the assembled modules from the electronics assembly area, the assembled and tested ultrasonic nozzle, and additional sheet metal and wiring to complete SonoFlux systems, MCS Infinity Systems, Liquid Delivery Systems, and Accu-Mist Systems.

Other parts, including pumps used in the Nozzle Systems or the SonoFlux System are purchased as finished units from various suppliers. All raw materials used in the Company's products are readily available from many different domestic suppliers.

The Company provides a limited warranty on all of its products covering parts and labor for a period of one year from the date of sale.

The Company maintains comprehensive general liability insurance in an amount which it believes is adequate for the nature of its operations.

As part of its strategic plan for Fiscal 1998, the Company initiated a program to become ISO 9001 Registered. Management believes that achieving this standard demonstrates a long-term commitment to the business and will provide a competitive edge in marketing. In addition to the high degree of quality implied by being ISO registered, the Company expects that such registration will discipline the Company in running its business and will stimulate continuous improvement. This program is nearing completion, and management expects the Company will become ISO 9001 Registered during Fiscal 1999.

Patents
-------

The Company's present and proposed business is based in part on the technology covered by eight United States patents held by the Company. Patent applications, based on the United States applications, covering fundamental aspects of the ultrasonic technology developed by the Company have been issued or are pending in several foreign jurisdictions. Such patents expire during the period of November 1998 through December 2007. The Company's earliest patent on its central-bolt nozzle design, used in current product offerings, is due to expire in October 1999. The Company has been granted a patent on the spray assembly portion of its SonoFlux System, which will expire in June, 2010. There can be no assurance that the Company's existing patents will, if challenged, be upheld, or that any such patents will afford the necessary degree of patent protection with respect to the Nozzle Systems. Furthermore, due to the high cost of maintaining patents in several foreign jurisdictions, the Company determined not to maintain its patent protection in certain countries in which the Company believes the protection is no longer required. During the Fiscal years ended February 29, 1996 and February 28, 1995 the Company abandoned certain patents it held in foreign countries. The book value of such patents was approximately $13,000 and $27,000, respectively. There can be no assurance that events will not occur which, as a result of the Company's failure to maintain its patent protection, would have a material adverse affect on the Company's sales in such foreign jurisdictions.

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

Employees
---------

As of May 20, 1998, the Company had 28 full-time employees. The Company believes that its relationship with its employees is good.

(d)  Financial  Information  about  Foreign and Domestic  Operations  and Export
     ---------------------------------------------------------------------------
     Sales
     -----

During Fiscal 1997 and 1996, the Company reduced its selling efforts in the European and Far East markets and focused on the North American market. As a result, sales to foreign customers accounted for approximately $435,000 or 12% of total revenue in Fiscal 1998, $679,000 or 22% in Fiscal 1997 and $744,000 or 27% in Fiscal 1996.

In addition to in-house resources, the Company utilizes independent sales representatives or sales representative companies throughout North America (including parts of Canada and Mexico) to sell SonoFlux equipment on a commission basis and continued to do so through Fiscal 1998.

(e) Backlog
    -------

The backlog for the Company's products was approximately $104,000, $81,000 and $150,000 as of February 28, 1998, 1997 and 1996, respectively. The Company anticipates that it will ship all of its February 28, 1998 backlog during Fiscal 1999.

ITEM 2 Properties
------

The Company's office, product development, manufacturing and assembly facilities are located in one building consisting of 13,200 square feet of space at 2012 Route 9W, Building 3, Milton, New York. The Company leased these facilities pursuant to a lease which expired January 31, 1997. The Company had an option at the end of the lease term to renew the lease for an additional five year period, but that option was not exercised. As of May 20, 1998 the Company has not signed a renewal lease agreement. The Company is making payments on a month-to-month basis equal to the amount that would have been required per month if the option had been exercised. Based on the success of the Company's new product announcements, the Company may need to increase the size of its facility. Management believes that space of the type and size required by the Company is readily available in the area at competitive prices.

ITEM 3 Legal Proceedings
------

None

ITEM 4 Submission of Matters to a Vote of Security Holders
------

None

                                    PART II
                                    -------

ITEM 5 Market for Registrant's Common Equity and Related Stockholder Matters
------

(a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated as furnished by the National Quotations Bureau, Incorporated.

     FISCAL YEAR ENDED             FEBRUARY 28,             FEBRUARY 28,
                                      1998                     1997
                                 HIGH        LOW          HIGH        LOW
                                 ----        ---          ----        ---
     First Quarter              $ 7/8       $ 1/2        $ 3/8       $ 9/32
     Second Quarter             1 3/16      1 1/16         7/16       17/64
     Third Quarter               15/16        3/8           1          5/16
     Fourth Quarter               5/16       3/16         13/16        1/2

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there may not be an established public trading market for the Company's Common Stock.

(b) As of May 20, 1998 there were 309 record holders of the Company's Common Stock.

(c) The Company has not paid any cash dividends on its Common Stock since its inception and intends to retain earnings, if any, for use in its business or for other corporate purposes.

ITEM 6 Selected Financial Data(1)
------

Year Ended             02/28/98     02/28/97     02/29/96     02/28/95     02/28/94
                       --------     --------     --------     --------     --------

Net Sales             $3,570,379   $3,110,672   $2,747,891   $2,548,363   $2,943,553
                      ==========   ==========   ==========   ==========   ==========

Income (Loss) Before
Extraordinary Item    $  252,047   $  152,639   $  155,078   $ (483,050)  $  (41,543)

Extraordinary Item             -            -            -            -      130,552
                      ----------   ----------   ----------   ----------   ----------

Net Income (Loss)     $  252,047   $  152,639   $  155,078   $ (483,050)  $   89,009
                      ==========   ==========   ==========   ==========   ==========

Basic Earnings Per Share:

    Before Extraordinary
         Item             $ 0.06       $ 0.04       $ 0.04       $(0.12)     $ (0.01)

    Extraordinary Item         -            -            -            -         0.03
                          ------       ------       ------       ------       ------
    Basic Earnings
         Per Share        $ 0.06       $ 0.04       $ 0.04       $(0.12)      $ 0.02

Diluted Earnings
    Per Share             $ 0.05       $ 0.03       $ 0.04       $(0.12)      $ 0.02

Cash Dividends             None         None         None         None         None

Weighted Average
    Shares - Basic     4,376,064    4,204,913    4,204,913    3,876,146    3,872,000

Weighted Average
    Shares - Diluted   4,773,667    4,507,441    4,477,646    3,911,323    3,872,000

Total Assets          $1,728,678   $1,251,868   $1,199,717   $1,211,161   $1,635,715

Long-Term Liabilities $  585,898   $  576,722   $  668,082   $  775,816   $  866,084

(1) Should be read in conjunction with the Financial Statements and notes thereto.

ITEM 7 Management's  Discussion and Analysis of Financial  Condition and Results
------
     of Operations

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Federal Securities Laws. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; political, regulatory, competitive and technological developments affecting the Company's operations or the demand for its products; timely development and market acceptance of new products; adequacy of financing; capacity additions; and ability to enforce patents.

Capital Resources and Liquidity
-------------------------------

On February 28, 1998, the Company had working capital of $691,335 and a stockholders' equity of $278,557. This compares to working capital of $419,754 and a stockholders' deficiency of $41,278 on February 29, 1997. The increase in working capital of $271,581 and the increase of $319,835 in the Company's stockholders' equity is primarily a result of the Company's profitable operations during Fiscal 1998 and the restructuring of debt. On April 30, 1997 the Company reached an agreement with the holders of $530,000 of Subordinated Convertible Notes, whereby they agreed to, among other things, accept shares of the Company's Common Stock as payment for the total amount of interest due as of February 28, 1997 and extend the term of the Notes until August 2000.

During Fiscal 1998 and 1997 the Company reduced its obligations on a bank loan by $94,173 and $72,654, respectively. During Fiscal 1998 the Company obtained a $150,000 revolving line of credit which is collateralized by accounts receivable, inventory and all other personal property of the Company. As of May 20, 1998, the Company has used $50,000 from the line of credit.

Capital expenditures increased during Fiscal 1998 to $95,000 from $16,000 during Fiscal 1997. The increase was mainly due to the purchase of production equipment. During Fiscal 1998, the Company entered into a $57,000 term loan agreement which is collateralized by a piece of production equipment.

The Company's Convertible Secured Subordinated Notes mature on August 15, 2000 and the Company may experience difficulty meeting the new due date unless the level of profitability of the Company improves substantially or unless the noteholders agree to future extensions of the repayment terms. There can be no assurances that such extensions can be negotiated or that such extensions will be on terms as favorable to the Company as those presently in effect.

During Fiscal 1998 the Company introduced a line of liquid delivery systems which are designed to complement its line of Nozzle Systems. During Fiscal 1999 the Company intends to continue to expand into new markets by offering a full range of spraying solutions. Although there can be no assurances, management believes that these new products will lead to broader markets and continued increases in sales and profits, which will in turn allow the Company to meet its current obligations as they become due.

Results of Operations - 1998 Compared to 1997
---------------------------------------------

The Company's sales increased $459,707or 15% from $3,110,672 for Fiscal 1997 to $3,570,379 for Fiscal 1998. The increase in sales resulted from in an increase in unit sales of the Company's SonoFlux Systems. Sales of this product increased $747,870 or 36% from $2,062,313 in Fiscal 1997 to $2,810,182 in Fiscal 1998. The
Company attributes the increase in sales of this product to the success of its newest generation of SonoFlux Systems the "9500". Sales of the Company's Nozzle Systems decreased $288,161 or 27% from $1,048,357 in Fiscal 1997 to $760,197 in Fiscal 1998.

The Company's cost of goods sold increased $221,244 or 15% from $1,518,971 in Fiscal 1997 to $1,740,217 in Fiscal 1998. The increase in cost of goods sold is a result of an increase in sales of the Company's products, a change in product mix and an increase in the cost of certain purchased components of the SonoFlux System. The gross profit margin remained constant between Fiscal 1997 and 1998.

Research and product development costs increased $40,590 or 11% from $369,133 in Fiscal 1997 to $409,722 in Fiscal 1998. The increase is a result of additional staff to work on new product development.

General and administrative costs increased $18,920 or 5% from $377,037 in Fiscal 1997 to $395,954 in Fiscal 1998 as a result of additional employee costs and professional fees.

Sales and Marketing costs increased $93,625 or $15% from $630,295 in Fiscal 1997 to $723,919 in Fiscal 1998. The increase was due to commissions generated from higher sales.

The Company's operating profit increased $85,331 or 40% from $215,236 in Fiscal 1997 to $300,567 in Fiscal 1998. The increase in operating profit is a result of increased sales of the Company's products while keeping increases in overhead expenses to a minimum.

Interest and other income decreased $3,823 or 91% from $4,192 in Fiscal 1997 to $369 in Fiscal 1998. Interest expense decreased $17,901 or 27% from $66,789 in Fiscal 1997 to $48,888 in Fiscal 1998 due to monthly installment payments reducing the outstanding principal balances outstanding during Fiscal 1998. During Fiscal 1999 the Company expects the bank loan will be paid in full. New equipment that was purchased during the 4th quarter was financed and had a negligible effect on interest expense.

Inflation and changing prices did not have a material effect on the Company's operations in Fiscal 1998 or 1997.

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

Year 2000 Compliance
--------------------

The Company utilizes desktop and network software for its computer information systems. The year 2000 issue has been evaluated and procedures will be taken over the next year to ensure that all systems are year 2000 compliant. The estimated costs to complete this project are not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7A Quantitative and Qualitative Disclosures about Market Risk
-------

Not applicable

ITEM 8 Financial Statements and Supplementary Data
------

Financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14.)

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial
------    Disclosure

(a) The Board of Directors of Sono-Tek Corporation voted to dismiss Anchin, Block & Anchin LLP (the "Former Accountants") as the Company's independent accountants. On October 30, 1996 the Company formally notified the former accountants of such dismissal.

(b) There were no disagreements between the Company and the former accountants during the Company's 1996 Fiscal and the subsequent interim period preceding such dismissal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former accountants, would have caused the former accountants to make reference to the matter in their reports. Additionally, during the aforesaid periods the Company was not advised by the former accountants of any "reportable events" as defined in paragraph 304(a)(1)(v) of regulation S-K.

(c) As required by Item 304 of Regulation S-K, the former accountants have furnished to the Company a letter addressed to the SEC stating that they agree with the statements made by the Company herein. A copy of this letter is incorporated by reference in this Form 10-K as Exhibit 16.

(d) The Board of Directors of the Company, after dismissing the former accountants as the Company's independent accountants, voted to retain
     Deloitte & Touche LLP as the Company's independent accountants. The Company's Board of Directors formally notified Deloitte & Touche LLP that they had been retained on October 31, 1996.

                                    PART III

ITEM 10 Directors and Executive Officers of the Registrant
-------

(a)  Identification of Directors

         Name                      Age    Position with Company
         ------------------------------------------------------

         Dr. Harvey L. Berger      59     President and Director
         James L. Kehoe            51     Chief Executive Officer and a Director
         Samuel Schwartz           78     Chairman and a Director
         J. Duncan Urquhart        44     Director

Dr. Berger has been a Director of the Company since June 1975. Mr. Kehoe has been a Director since June 1991. Mr. Schwartz has been a Director since August 1987. Mr. Urquhart has been a Director since September 1988.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years, and until their respective successors are duly elected and qualified. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Kehoe, Schwartz, and Urquhart will be until the annual meeting to be held in 1998, and the term of Dr. Berger will be until 1999, and in each case until their respective successors are elected and qualified.

(b)  Identification of Executive Officers

         Name                      Age    Position with the Company
         ----------------------------------------------------------
         Dr. Harvey L. Berger      59     President and a Director
         James L. Kehoe            51     Chief Executive Officer and a Director
         Kathleen N. Martin        45     Chief Financial Officer and Treasurer
         Samuel Schwartz           78     Chairman and a Director

Dr. Berger was Vice Chairman of the Board from March 1981 to September 1985. He was President from November 1981 to September 1984 and again became President in September 1985. From September 1986 to September 1988 he also served as Treasurer. Mr. Kehoe has served as Chief Executive Officer since August 1993. Mr. Schwartz has served as Chairman of the Board since February 1993. Ms. Martin has served as Chief Financial Officer and Treasurer since November 1997.

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

(c)  Family Relationships

         None.

(d)  Business Experience

          DR. HARVEY L. BERGER has been a Director of the Company since June 1975. He was President of the Company from November 1981 to September 1984, and has again been President of the Company since September 1985. From September 1986 to September 1988 he also served as Treasurer. He was Vice Chairman of the Company from March 1981 to September 1985. Dr. Berger holds a Ph.D. in physics from Rensselaer Polytechnic Institute and is a member of the Marist College Advisory Board.

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

          KATHLEEN N. MARTIN has been the Chief Financial Officer and Treasurer of the Company since November 1997. From 1992 to 1997, Ms. Martin was employed by Plasmaco, Inc. where she served as Accounting Analyst and Controller. Ms. Martin has a B.A. in Mathematics from Hartwick College and a B. S. in Accounting from the State University of New York at New Paltz.

          SAMUEL SCHWARTZ has been a Director of the Company since August 1987 and Chairman of the Board since February, 1993. From 1959 to 1992 he was the Chairman and CEO of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.CH.E. from Rensselaer Polytechnic Institute in 1941 and a M.CH.E. from New York University in 1948.

          J. DUNCAN URQUHART has been a Director of the Company since September 1988. As of October 1997, Mr. Urquhart is the Director of Business Operations at The Gun Parts Corporation, an international supplier of gun parts. Prior to his resignation in October 1997, he was Controller of the Company from January 1988, and Treasurer of the Company from September 1988. He continues as a consultant to the Company.

ITEMS 11, 12, and 13
--------------------

The information required by Items, 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain
Relationships and Related Transactions), to the extent not incorporated by reference from the Company's definitive proxy statement, will be contained in an amendment to this Form 10-K which will be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K, as provided by General Instruction G(3).

                                     PART IV

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The financial statements and schedules listed in the accompanying "Index to Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.  Description
3(a)4    Certificate of Incorporation of the Company and all amendments thereto.
3(b)1    By-laws of the Company as amended.
4(a)4    Form of Convertible Note.
4(b)3    Form of Warrant.
4(c)3    Master Security Agreement.
4(d)3    Long  term  debt  letter  from The Bank of New  York  including  Note for $300,000.
4(e) The Company agrees to furnish a copy of the equipment loan referred to in the Company's financial statements to the Commission upon request.
4(f)6    Form of 1995 Amendment to Convertible Note.
4(g)7    Form of 1996 Amendment to Convertible Note.
4(h)10   Form of 1997 Amendment to Convertible Note.
4(i)8    Letter agreement between the Company and The Bank of New York.
*10(a)4  Employment Agreement dated October 14, 1993 between the Company and
         Dr. Harvey L. Berger.
10(b)2   Lease for the Company's facilities in Milton, NY dated July 19, 1991.
10(c)2   Amendment No. 1 to Milton, NY lease dated December 27, 1991.
10(d)4   Amendment No. 2 to Milton, NY lease dated January 22, 1992.
*10(e)5  1993 Stock Incentive Plan as amended.
169      Letter from former accountant dated October 31, 1996.
27.1     Financial Data Schedule. EDGAR filing only.
27.2     Restated Financial Data Schedule. EDGAR filing only.

* Management Contract or Compensatory Plan.

1 Incorporated herein by reference to the Company's Registration Statement on Form S-18, File No. 33-10138NY, effective March 6, 1987.

2 Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 1992.

3 Incorporated herein by reference to the Company's Form 10-Q Quarterly Report of the quarter ended November 30, 1993.

4 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1994.

5 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended August 31, 1994.

6 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1995.

7 Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 1996.

8 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended May 31, 1996.

9 Incorporated herein by reference to the Company's Form 8-K dated October 30, 1996.

10 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1997.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SONO-TEK CORPORATION

                                    FORM 10-K

                                ITEMS 8 AND 14(d)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 28, 1998



INDEPENDENT AUDITORS' REPORTS - 1998 and 1997
                              - 1996

FINANCIAL STATEMENTS (ITEM 8):

          Balance Sheets at February 28, 1998 and February 28, 1997

          Statements of Income
               For the Years Ended February 28, 1998, February 28, 1997 and February 29, 1996

          Statements of Stockholders' Equity (Deficiency)
               For the Years Ended February 28, 1998, February 28, 1997 and February 29, 1996

          Statements of  Cash Flows
               For the Years Ended February 28, 1998, February 28, 1997 and February 29, 1996

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

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Sono-Tek Corporation
Milton, New York

We have audited the accompanying balance sheets of Sono-Tek Corporation (the "Company") as of February 28, 1998 and 1997 and the related statements of income, stockholders' equity (deficiency) and cash flows for the years then ended. Our audits also included the financial statement schedules for 1998 and 1997 listed in the index at Item 14d. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such 1998 and 1997 financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic 1998 and 1997 financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Deloitte & Touche LLP
Hartford, CT
May 20, 1998

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND DIRECTORS OF
  SONO-TEK CORPORATION:

     We have audited the accompanying statements of operations, shareholders' equity (deficiency) and cash flows of Sono-Tek Corporation for fiscal year end February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Sono-Tek Corporation for the year ended February 29, 1996 conformity with generally accepted accounting principles.


                                        ANCHIN, BLOCK & ANCHIN LLP


New York, New York
April 30, 1996, except for Note 5
as to which the date is May 28, 1996

                              SONO-TEK CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                 February 28,   February 28,
                                                                    1998           1997
                                                                    ----           ----
Current Assets
     Cash and cash equivalents                                      $113,759       $107,746
     Accounts receivable (less allowance of $1,000
          and $35,814 in 1998 and 1997, respectively)                810,560        525,750
     Inventories - (Notes 2 and 3)                                   615,459        469,241
     Prepaid expenses and other current assets                        15,780         33,441
                                                                      ------         ------

          Total current assets                                     1,555,558      1,136,178

Equipment and furnishings (less accumulated depreciation
     and amortization of $369,398 and $339,829 in 1998
     and 1997, respectively) (Notes 2 and 4)                         122,016         56,574

Patents, patents pending and copyrights (less accumulated
     amortization of $123,930 and $116,318 in 1998 and
     1997, respectively) (Note 2)                                     45,187         52,799

Other assets                                                           5,917          6,317
                                                                       -----          -----

TOTAL ASSETS                                                      $1,728,678     $1,251,868
                                                                  ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
     Current maturities of long term debt (Note 6)                   $55,438        $94,370
     Revolving Line of Credit (Note 5)                                50,000              -
     Accounts payable                                                405,009        267,673
     Accrued expenses (Note 7)                                       353,776        354,381
                            -                                        -------        -------

                  Total current liabilities                          864,223        716,424
                                                                     -------        -------

Long term debt, less current maturities (Note 6)                     577,815        576,056
Noncurrent rent payable                                                8,083            666
                                                                       -----            ---

                  Total liabilities                                1,450,121      1,293,146
                                                                   ---------      ---------

Stockholders' Equity (Deficiency)
     Common stock, $.01 par value; 12,000,000 shares
     authorized, 4,374,387 and 4,204,913 outstanding
     in 1998 and 1997, respectively                                   43,744         42,049
     Additional paid-in capital                                    3,824,221      3,758,128
     Accumulated deficit                                          (3,589,408)    (3,841,455)
                                                                  ----------     ----------

                  Total stockholder's equity (deficiency)            278,557        (41,278)
                                                                     -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)            $1,728,678     $1,251,868
                                                                  ==========     ==========


                       See notes to financial statements.

                              SONO-TEK CORPORATION

                              STATEMENTS OF INCOME

                                                                    Years Ended
                                                    February 28,    February 28,    February 29,
                                                       1998            1997            1996
                                                       ----            ----            ----

Net Sales (Note 14)                                  $3,570,379      $3,110,672      $2,747,891
Cost of Goods Sold                                    1,740,217       1,518,971       1,211,292
                                                      ---------       ---------       ---------
                  Gross Profit                        1,830,162       1,591,701       1,536,599
                                                      ---------       ---------       ---------

Operating Expenses
     Research and product development
          costs (Note 2)                                409,722         369,133         379,942
     Marketing and selling expenses                     723,919         630,295         634,397
     General and administrative costs                   395,954         377,037         359,142
                                                        -------         -------         -------

                  Total Operating Expenses            1,529,595       1,376,465       1,373,481
                                                      ---------       ---------       ---------

Operating Income                                        300,567         215,236         163,118

Interest Expense                                         48,888          66,789          68,400

Interest and Other Income                                   369           4,192          60,360
                                                            ---           -----          ------

Income Before Income Taxes                              252,047         152,639         155,078

Income Tax Expense (Note 9)                                   -               -               -
                                                       --------        --------        --------
Net Income                                             $252,047        $152,639        $155,078
                                                       ========        ========        ========


Basic Earnings Per Share                                   $.06            $.04            $.04
                                                           ====            ====            ====

Diluted Earnings Per Share                                 $.05            $.03            $.04
                                                           ====            ====            ====


Weighted Average Shares - Basic                       4,346,064       4,204,913       4,204,913
                                                      =========       =========       =========
Weighted Average Shares - Diluted                     4,773,667       4,507,441       4,477,646
                                                      =========       =========       =========

                       See notes to financial statements.

                              SONO-TEK CORPORATION

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         YEARS ENDED FEBRUARY 28, 1998,
                     FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                      Common Stock                                         Total
                                     Par Value $.01       Additional                    Stockholders'
                                                            Paid-In      Accumulated       Equity
                                  Shares       Amount       Capital        Deficit      (Deficiency)
                                  ------       ------       -------        -------      ------------

Balance - February 28, 1995     4,204,913     $42,049     $3,758,128     $(4,149,172)     $(348,995)

Net Income                              -           -              -         155,078        155,078
                                ---------     -------     ----------     -----------       --------

Balance - February 29, 1996     4,204,913      42,049      3,758,128      (3,994,094)      (193,917)

Net Income                              -           -              -         152,639        152,639
                                ---------     -------     ----------     -----------       --------

Balance - February 28, 1997     4,204,913      42,049      3,758,128      (3,841,455)       (41,278)

Issuance of common stock          169,474       1,695         66,093               -         67,788

Net Income                              -           -              -         252,047        252,047
                                ---------     -------     ----------     -----------       --------

Balance - February 28, 1998     4,374,387     $43,744     $3,824,221     $(3,589,408)      $278,557
                                =========     =======     ==========     ===========       ========

                       See notes to financial statements.

                              SONO-TEK CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                               Years Ended
                                                               February 28,    February 28,    February 29,
                                                                  1998            1997            1996
                                                                  ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                   $252,047        $152,639        $155,078

    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                            37,182          61,298          75,197
          Provision (benefit) for doubtful accounts               (34,814)         11,500         (38,000)
          Loss on disposition of fixed assets and intangibles           -               -          13,200
          (Increase) decrease in:
              Accounts receivable                                (244,368)        (75,135)        (73,930)
              Inventories                                        (146,218)          8,140          13,190
              Prepaid expenses and other current assets            (1,131)         (3,607)         14,985
              Other assets                                         13,564               -            (400)
          Increase (decrease) in:
              Accounts payable and accrued expenses               204,518          25,281         (60,422)
              Non-current rent payable                              7,417          (9,551)        (11,150)
                                                                    -----          ------         -------
                      Net Cash Provided by Operating Activities    88,197         170,565          87,748
                                                                   ------         -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES-
   Purchase of equipment and furnishings                          (95,011)        (15,634)        (16,569)
                                                                  -------         -------         -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Repayment of notes and obligations payable -
    professional fees                                                   -         (18,472)        (10,000)
   Repayments of notes payable - lease termination                      -         (23,339)        (21,407)
   Payments on capital leases                                           -          (1,753)         (8,827)
   Repayments of note payable, bank                               (94,173)        (72,654)        (54,716)
   Proceeds from revolving line of credit                          50,000               -               -
   Proceeds from equipment financing                               57,000               -               -
   Proceeds from sale of common stock                                   -               -          25,000
                                                                   ------        --------         -------
          Net Cash Provided by (Used in) Financing Activities      12,827        (116,218)        (69,950)
                                                                   ------        --------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           6,013          38,713           1,229

CASH AND CASH EQUIVALENTS
   Beginning of year                                              107,746          69,033          67,804
                                                                  -------          ------          ------

   End of year                                                   $113,759        $107,746         $69,033
                                                                 ========        ========         =======

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                  $29,208         $51,419         $43,742
                                                                  =======         =======         =======
   Non-cash exchange of accrued interest
    for common stock (Note 10)                                    $67,788               -               -
                                                                  =======         =======         =======

                       See notes to financial statements.

                              SONO-TEK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
     YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


1.   BUSINESS   DESCRIPTION   The   Company  is  engaged  in  the   development,
     manufacture, and sale of ultrasonic liquid atomizing nozzle systems that atomize low to medium viscosity liquids used in industrial spraying.

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

     Equipment and  Furnishings - Equipment and  furnishings are stated at cost.
          Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets which range from five to ten years.

     Product Warranty - Expected future product warranty expense is recorded when the product is sold.

     Patent Costs and Copyrights - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations. Copyright costs are deferred and amortized on the straight-line method over their expected useful life of five years.

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

     Earnings Per  Share - On  March  3,  1997,  the FASB  issued  SFAS No.  128
          "Earnings per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application was not permitted. Restatement of all prior-period earnings per share ("EPS") data presented is required when SFAS 128 is implemented. The Company adopted SFAS No. 128 for the year ended February 28, 1998 and EPS data is provided in the financial statements for all years presented based on the requirements of this statement.

          Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method. The convertible secured subordinated promissory notes and related warrants (see Note 6) are antidilutive and therefore are not considered for the Diluted EPS calculations.

     Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 was $113,153, $102,439, and $94,902, respectively.

     Long-Lived Assets - In March 1995, the Financial Accounting Standards Board
          (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses for assets held and used to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the Statement in the first quarter of Fiscal 1997 and the effects of adoption were not material.

     Stock-Based Employee Compensation - The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to
          Employees". In October of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS
          123), "Accounting for Stock-Based Compensation". The Company adopted the provisions of SFAS 123 in Fiscal 1997. Under SFAS 123, the Company will continue to apply the provisions of APB 25 to its stock-based employee compensation arrangements, and is only required to supplement its financial statements with additional proforma disclosures.

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

     Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3.   INVENTORIES

     Inventories consist of the following:

                                                February 28,        February 28,
                                                   1998                1997
                                                   ----                ----

          Finished goods                          $173,542            $111,486
          Work-in-process                          160,450             110,071
          Raw materials and subassemblies          281,467             247,684
                                                   -------             -------

                                                  $615,459            $469,241
                                                  ========            ========

4.   EQUIPMENT AND FURNISHINGS

     Equipment and furnishings consist of the following:

                                                February 28,        February 28,
                                                   1998                1997
                                                   ----                ----

          Laboratory equipment                    $ 77,436            $ 77,436
          Machinery and equipment                   89,576             196,765
          Furniture and fixtures                   124,402             122,202
                                                   -------             -------
               Totals                              491,414             396,403
          Less: Accumulated depreciation and
               amortization                        369,398             339,829
                                                   -------             -------

                                                  $122,016            $ 56,574
                                                  ========            ========

5.   REVOLVING LINE OF CREDIT

     On January 2, 1998, the Company received a $150,000 line of credit which carries an interest rate of prime plus 2% (10.5% at February 28, 1998). The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is payable on demand. During any consecutive twelve month period, all outstanding advances shall be reduced to zero for a period of 30 consecutive days. As of February 28, 1998 the balance was $50,000. The line of credit expires June 30, 1998, at which time the Company's financial status will be reviewed prior to an extension being granted.

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                  February 28,             February 28,
                                                                                     1998                     1997
                                                                                     ----                     ----
          Note payable,  bank, collateralized by accounts receivable, inventory, and all other  personal  property of the  Company.  As modified in May
          1996, the note is payable in monthly installments,  including interest at 2% over the bank's  prime rate (10.5% at  February  28,  1998),  of
          $7,500.  The weighted  average  interest  rate during  fiscal 1998 was
          10.43%.  The loan  has been  personally  guaranteed  by the  Company's
          President  and a former  Chairman and Chief  Executive  Officer of the
          Company.                                                                   $46,253                 $126,699

          Convertible  secured  subordinated  promissory notes with individuals, collateralized  by all of the personal  property of the  Company,  and subordinate  to the note payable to the bank or any  successor  credit facility  up to  $1,500,000.  Payable  in  quarterly  installments  of interest  at 1/2%  under the prime rate in effect on August 15 of each year until  maturity on August 15, 1997.  During the fiscal years 1995 and 1996 the  noteholders  waived  the  default  as to  nonpayment  of interest and agreed to defer  quarterly  payments of interest due from
          November 15, 1994 to February  15, 1997 until March 1, 1997.  In April
          1997, the noteholders entered into an agreement with the Company, (the
          "Third Note  Amendment  Agreement")  whereby the holders agreed to (1)
          accept shares of the  Company's  Common Stock as payment for the total amount of interest due as of February 15, 1997;  (2) waive the default as to nonpayment of interest  until March 1, 1998;  (3) extend the due date of the note from August 15, 1997 until August 15,  2000;  and (4)
          reduce the interest rate from 1/2% below prime to 1% below prime.  The interest rate at February 28, 1998 was 8.25%.  Each $1,000  portion of these notes is convertible into 1,428 common shares of the Company and a warrant,  which  expires in August 2000,  to purchase an  additional
          1,428  shares of common  stock at $1.50 a share.  These notes  include
          $50,000 issued to the Company's Chairman of the Board.                     530,000                  530,000


          Equipment  loan,  bank,   collateralized  by  a  piece  of  production
          equipment,  payable  in  monthly  installments  of  $1,225,  including interest  at 2% over the bank's  prime  rate  (10.5% at  February  28,
          1998).                                                                      57,000                        -
                                                                                    --------                 --------
                                                                                     633,253                  670,426
           Due within one year                                                        55,438                   94,370
                                                                                    --------                 --------
           Due after one year                                                       $577,815                 $576,056
                                                                                    ========                 ========

     Long-term debt is payable as follows (as of February 28, 1998):

           February 28, 1999                 $ 55,438
           February 28, 2000                   10,161
           February 29, 2001                  541,281
           February 28, 2002                   12,524
           February 28, 2003                   13,847
                                             --------
                                             $633,253
                                             ========

     Management believes the fair value of the debt payable to the bank approximates the carrying value through the variable interest rate on the loan. Management does not believe it is practical to determine the fair value of the subordinated notes as there are no similar notes to compare them to.

7.   ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                February 28,        February 28,
                                                   1998                1997
                                                   ----                ----
               Professional fees                  $ 88,576            $ 83,398
               Estimated warranty costs             30,250              29,994
               Accrued compensation                137,068             124,532
               Accrued commissions                  70,480              24,380
               Accrued interest                     20,253              68,798
               Other accrued expenses                7,149              23,279
                                                   -------             -------
                                                  $353,776            $354,381
                                                  ========            ========

8.   COMMITMENTS

     Leases: The Company leased an office and manufacturing facility under a lease that expired in January 1997. The lease provided for a five year renewal option at annual rentals varying from $65,000 to $78,000, but that option was not exercised. As of May 20, 1998, the Company has not signed a renewal lease agreement. The Company is making payments on a month-to-month basis equal to the amount that would have been required per month if the option had been exercised.

     Rent expense was approximately $73,000,  $61,000, and $60,000 for the years
     ended  February  28,  1998,  February 28,   1997,  and  February 29,  1996,
     respectively.

9.   INCOME TAXES

     The annual provision for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income as follows:

                                          February 28,       February 28,       February 29,
                                         1998         %     1997         %     1996         %
                                         ----         -     ----         -     ----         -
          Computed tax at
               maximum rate            $85,700     34.0   $52,000     34.0   $52,700     34.0

          Permanent differences          1,330       .5         -        -         -        -

          Change in valuation
               allowance for tax
               effect of operating
               loss carry forwards     (87,030)   (34.5)  (52,000)   (34.0)  (52,700)   (34.4)
                                        ------     ----    ------     ----    ------     ----

          Provision for
               income taxes            $     -        -   $     -        -   $     -        -
                                       =======     ====   =======     ====   =======     ====

     The net deferred tax asset is comprised of the following:

                                                     February 28,        February 28,
                                                        1998                1997
                                                        ----                ----

          Allowance for doubtful accounts            $        0          $   14,000
          Accumulated depreciation                       24,000              18,000
          Accumulated amortization                        8,000               9,000
          Inventory                                      19,000               7,000
          Noncurrent rent payable                         3,000               1,000
          Accrued vacation                               11,000              13,000
          Accrued expenses                               57,000              74,000
          Operating loss carryforwards                1,283,000           1,382,000
                                                      ---------           ---------
          Net deferred tax assets before valuation    1,405,000           1,528,000
          Deferred tax asset valuation allowance     (1,405,000)         (1,528,000)
                                                     ----------          ----------
          Net Deferred Tax Asset                     $        -          $        -
                                                     ==========          ==========

     The change in the valuation allowance was ($123,000), ($10,000), and ($118,000) for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

     At  February  28,  1998,   the  Company  has   available   operating   loss
     carryforwards of approximately $3,208,000 for income tax purposes which expire as follows:

                       2001                         $129,000
                       2002                          231,000
                       2003                          301,000
                       2004                          600,000
                       2005 to 2010                1,947,000
                                                   ---------
                                                  $3,208,000
                                                  ==========

10.  CAPITAL STOCK

     On April 30, 1997, the Company reached an agreement with the holders of $530,000 of secured convertible subordinated notes, whereby they agreed to, among other things, accept 169,474 shares of the Company's Common Stock as payment for the total amount of interest due as of February 28, 1997 of $67,788.

11.  STOCK OPTIONS

     Under the Company's 1983 Incentive Stock Option Plan, ("1983 Plan") which expired in May 1993, options could be granted to officers and key employees to purchase up to 1,000,000 of the Company's common shares at not less than fair market value at the date of grant. In March 1990, the Company filed a registration statement with the Securities and Exchange Commission to allow for the public resale of exercised options. Options to purchase 167,510 shares at $2 to $3.63 per share were outstanding at February 28, 1995 including options as to 151,000 shares which were exercisable, with the balance generally becoming exercisable in cumulative installments over the remainder of their ten year terms. During Fiscal 1996, the outstanding options under the 1983 Plan were canceled.

     Under the 1993 Stock Incentive Plan, ("1993 Plan") options can be granted to officers, directors, consultants and employees to purchase up to 750,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2003.

     Under the 1993 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the 1993 plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminate at a stipulated period of time after an employee's termination of employment.

     During Fiscal 1998, the Company granted options for 299,000 shares exercisable at between $.37 per share and $.82 per share to qualified employees. During Fiscal 1997, the Company granted to qualified employees 17,500 shares exercisable at $.78 per share and 5,124 shares, exercisable at $.625 per share to outside consultants. In Fiscal 1996, the Company granted to qualified employees 52,500 shares exercisable at $.33 per share.

     A summary of the 1993 Plan activity for the three year period ended February 28, 1998 is as follows:

                                                                               Weighted Average
                                                 Stock Options                  Exercise Price
                                          Outstanding     Exercisable     Outstanding     Exercisable
                                          -----------     -----------     -----------     -----------

          Balance -  February 28, 1995      291,000          50,000          $ .38           $ .38
          Granted - Fiscal 1996              52,500                            .33
          Canceled - Fiscal 1996            (60,000)                          (.38)
                                            -------         -------           ----            ----
          Balance - February 29, 1996       283,500         131,450            .37             .37
          Granted - Fiscal 1997              22,624                            .74
          Canceled - Fiscal 1997             (2,500)                          (.38)
                                            -------         -------           ----            ----
          Balance - February 28, 1997       303,624         221,544            .40             .35
          Granted Fiscal 1998               299,000                            .42
          Canceled Fiscal 1998              (45,000)                          (.52)
                                            -------         -------           ----            ----
          Balance - February 28, 1998       557,627         457,875          $ .40           $ .38
                                            =======         =======          =====           =====

     The fair value of options granted under the Company's fixed stock option plans during Fiscal 1998, 1997 and 1996 were estimated on the dates of grant using the Black-Scholes options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 75% (60% in Fiscal 1997 and 1996), risk free interest rate of approximately 6% (6.3% in Fiscal 1997 and 1996), and expected lives of option grants of approximately five years. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future pro forma effects.

     The estimated fair value of options granted during Fiscal 1998, 1997 and 1996 were $.17 per share, $.20 per share and $.09 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the years ended February 28, 1998 and 1997 and February 29, 1996 would have been reduced to the pro forma amounts indicated below:


                                            1998           1997           1996
                                            ----           ----           ----
          Net income:
                As reported               $252,047       $152,639       $155,078
                Pro forma                 $210,896       $147,229       $153,034

          Basic earnings per share:
                As reported                 $ .06          $ .04          $ .04
                Pro forma                   $ .05          $ .04          $ .04

          Diluted earnings per share:
                As reported                 $ .05          $ .03          $ .04
                Pro forma                   $ .04          $ .03          $ .03


12.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     February 28,     February 28,     February 29,
                                                        1998             1997             1996
                                                        ----             ----             ----
     Numerator-
          Numerator for basic and diluted earnings
             per share - net income                    $252,047         $152,639         $155,078
                                                       ========         ========         ========

     Denominator:
          Denominator for basic earnings per share -
             weighted average shares                   4,346,064        4,204,913        4,204,913
          Effects of dilutive securities:
             Stock options for employees
             and outside consultants                     427,603          302,528          272,733
                                                       ---------        ---------        ---------
           Denominator for diluted earnings per share  4,773,667*       4,507,441*       4,477,646*
                                                       =========        =========        =========

     Basic Earnings Per Share                             $.06             $.04             $.04
                                                          ====             ====             ====

     Diluted Earnings Per Share                           $.05             $.03             $.04
                                                          ====             ====             ====

     *The effect of considering the convertible secured subordinated promissory notes and related warrants (see Note 6) are antidilutive and therefore not considered for the diluted earnings per share calculations.

13.  RELATED PARTY TRANSACTIONS

     During Fiscal 1996 the Company incurred $26,000 in consulting fees to its Chairman of the Board under an agreement commencing March 1993. At February 28, 1998 and February 28, 1997, accounts payable includes a liability for these and prior year fees of $69,076.


14.  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

     No single customer accounted for more than 10% of sales for the years ended February 28, 1998, February 28, 1997 and February 29, 1996.

     Export  sales  to  customers   located   outside  the  United  States  were
     approximately as follows:

                                  February 28,     February 28,     February 29,
                                     1998             1997             1996
                                     ----             ----             ----
          Western Europe           $ 41,000         $399,000         $269,000
          Far East                  163,000          164,000          146,000
          Other                     231,000          116,000          329,000
                                    -------          -------          -------
                                   $435,000         $679,000         $744,000
                                   ========         ========         ========


                          INDEPENDENT AUDITORS' REPORT

                                       ON

                             SUPPLEMENTAL SCHEDULES


TO THE SHAREHOLDERS AND DIRECTORS OF
  SONO-TEK CORPORATION:

     In connection with our audit of the financial statements of Sono-Tek Corporation for the year ended February 29, 1996, we also audited Schedule II for the year ended February 29, 1996, included in the annual report of Sono-Tek Corporation of Form 10-K for the year ended February 28, 1998. In our opinion, the schedule presents fairly the information required to be set forth therein.


                                           ANCHIN, BLOCK & ANCHIN LLP


New York, New York
April 30, 1996

                                   SCHEDULE II


                              SONO-TEK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS


                                                              Column C
Column A                            Column B                  Additions              Column D        Column E

                                     Balance      Charged (credited)  Charged to                     Balance
                                  at Beginning       to Costs and      to Other                       at End
Description                         of Period          Expenses        Accounts     Deductions*     of Period
-----------                         ---------          --------        --------     -----------     ---------

Allowance for doubtful accounts:

   Year Ended February 28, 1998      $35,814           ($34,814)              -       $     0         $1,000

   Year Ended February 28, 1997       25,000             11,500               -           686         35,814

   Year Ended February 29, 1996       63,000            (37,596)              -           404         25,000


* Represents write-off net of recovery, of uncollectible accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: May 29, 1998

Sono-Tek Corporation
(Registrant)


By:        /s/ James L. Kehoe
           ------------------
           James L. Kehoe
           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Samuel Schwartz                          May 29, 1998
-------------------
Samuel Schwartz
Chairman of the Board


/s/ James L. Kehoe                           May 29,1998
------------------
James L. Kehoe
Chief Executive Officer
and Director


/s/ Harvey L. Berger                         May 29, 1998
--------------------
Harvey L. Berger
President and Director


/s/ J. Duncan Urquhart                       May 29, 1998
----------------------
J. Duncan Urquhart
Director


/s/ Kathleen N. Martin                       May 29, 1998
----------------------
Kathleen N. Martin
Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX


Ex. No.           Description                                             Page

27.1              Financial Data Schedule Fiscal Year End February 28, 1998 -
                         EDGAR filing only

27.2              Restated Financial Data Schedules - EDGAR filing only