Form 10-Q
period 1998-05-31
SONO TEK CORP
filed 1998-07-15
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1998

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

                     2012 Route. 9W, Bldg. 3, Milton, NY 12547
               (Address of Principal Executive Offices) (Zip Code)

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding as of
                  Class                                 July 9, 1998
                  -----                                 ------------

Common Stock, par value $.01 per share                    4,374,387

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                            Page


Item 1 - Financial Statements:                                            1 - 3


Balance Sheets - May 31, 1998 (Unaudited) and February 28, 1998             1


Statements of Operations - Three Months Ended May 31, 1998
         and 1997 (Unaudited)                                               2


Statements of Cash Flows - Three Months Ended May 31, 1998
         and 1997 (Unaudited)                                               3


Notes to Financial Statements                                             4 - 5


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      6 - 7


Item 3 - Quantitative and Qualitative Disclosures about Market Risk  -
           Not Applicable                                                   -


Part II - Other Information                                                 7


Signatures                                                                  8

                              SONO-TEK CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                         May 31,     February 28,
                                                                          1998           1998
                                                                       Unaudited
                                                                      ----------     -----------
Current Assets
     Cash and cash equivalents                                        $   21,553     $  113,759
     Accounts receivable (less allowance of $4,000 and $1,000
         at May 31 and February 28, respectively)                        456,066        810,560
     Inventories (Note C)                                                788,281        615,459
     Prepaid expenses and other current assets                            44,282         15,780
                                                                      ----------     ----------
                  Total current assets                                 1,310,182      1,555,558

Equipment and furnishings (less accumulated depreciation and of $378,254 and $369,398 at May 31 and February 28,
     respectively)                                                       113,160        122,016

Patents, patents pending and copyrights (less accumulated
     amortization of $73,558 and $123,930 at May 31 and
     February 28, respectively)                                           43,472         45,187

Other assets                                                               5,917          5,917
                                                                      ----------     ----------
TOTAL ASSETS                                                          $1,472,731     $1,728,678
                                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt                             $   31,738     $   55,438
     Revolving Line of Credit                                             50,000         50,000
     Accounts payable                                                    362,793        405,009
     Accrued expenses                                                    262,201        353,776
                                                                      ----------     ----------

                  Total current liabilities                              706,732        864,223
                                                                      ----------     ----------

Long term debt, less current maturities                                  577,815        577,815
Noncurrent rent payable                                                    8,331          8,083
                                                                      ----------     ----------

                  Total liabilities                                    1,292,878      1,450,121
                                                                      ----------     ----------

Stockholders' Equity
     Common stock, $.01 par value; 12,000,000 shares authorized,
       4,374,387 outstanding at May 31 and February 28                    43,744         43,744
     Additional paid-in capital                                        3,824,221      3,824,221
     Accumulated deficit                                              (3,688,112)    (3,589,408)
                                                                      ----------     ----------

                  Total stockholders' equity                             179,853        278,557
                                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,472,731     $1,728,678
                                                                      ==========     ==========


                                        See notes to financial statements.

                              SONO-TEK CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                      Three Months Ended May 31,
                                                                              Unaudited
                                                                         1998           1997
                                                                         ----           ----
Net Sales                                                              $ 746,042      $ 761,743
Cost of Goods Sold                                                       416,491        383,657
                                                                       ---------      ---------
                  Gross Profit                                           329,551        378,086
                                                                       ---------      ---------

Operating Expenses
     Research and product development costs                              134,198         87,268
     Marketing and selling expenses                                      166,262        172,851
     General and administrative costs                                    115,303         94,169
                                                                       ---------      ---------

                  Total Operating Expenses                               415,763        354,288
                                                                       ---------      ---------

Operating (Loss) Income                                                  (86,212)        23,798

Interest Expense                                                         (13,601)       (13,080)

Interest and Other Income                                                  1,109              0
                                                                       ---------      ---------

(Loss) Income Before Income Taxes                                        (98,704)        10,718

Income Tax Expense (Note D)                                                    0              0
                                                                       ---------      ---------

(Loss) Net Income                                                      $ (98,704)     $  10,718
                                                                       =========      =========


Basic Earnings Per Share                                                 $(0.02)         $0.00
                                                                         =======         =====

Diluted Earnings Per Share                                               $(0.02)         $0.00
                                                                         =======         =====


Weighted Average Shares - Basic                                        4,374,387      4,261,404
                                                                       =========      =========

Weighted Average Shares - Diluted                                      4,861,063      4,562,617
                                                                       =========      =========

                                        See notes to financial statements.

                              SONO-TEK CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended May 31,
                                                                              Unaudited
                                                                          1998           1997
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income                                                   $(98,704)      $ 10,718

    Adjustments to reconcile  net (loss) income to net
      cash used in operating activities:
          Depreciation and amortization                                   10,571          8,340
          Provision for doubtful accounts                                  3,000          3,000
          (Increase) decrease in:
              Accounts receivable                                        349,693        (93,138)
              Inventories                                               (172,822)        22,011
              Prepaid expenses and other current assets                  (26,701)        14,834
          Increase (decrease) in:
              Accounts payable and accrued expenses                     (133,791)       (36,360)
              Non-current rent payable                                       248          1,332
                                                                        --------       --------
                 Net Cash Used in Operating Activities                   (68,506)       (69,263)
                                                                        --------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Notes and obligations payable - professional fees                           0         (4,000)
   Repayments of note payable, bank                                      (23,700)       (19,429)
                                                                        --------       --------
              Net Cash Used in Financing Activities                      (23,700)       (23,429)
                                                                        --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (92,206)       (92,692)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                   113,759        107,746
                                                                        --------       --------

   End of period                                                        $ 21,553       $ 15,054
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                        $  3,802       $  3,071
                                                                        ========       ========
   Non-cash exchange of accrued interest
    for common stock                                                           0       $ 67,787
                                                                               =       ========

                                      See notes to financial statements.

                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                                  May 31, 1998


NOTE A: The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at February 28, 1998, included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

NOTE B: The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C:  Inventories at May 31, 1998 are comprised of:

                  Finished goods                      $173,542
                  Work in process                      165,504
                  Raw materials and subassemblies      449,235
                                                      --------
                  Net inventories                     $788,281
                                                      ========

NOTE D: The Company has a net deferred tax asset, therefore no income tax expense is recorded for the three months ending May 31, 1998 and May 31, 1997. At February 28, 1998, the Company had available operating loss carryforwards of approximately $3,208,000 for income tax purposes.

NOTE E: On March 3, 1997, the FASB issued SFAS No. 128 "Earnings per Share". SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application was not permitted. Restatement of all prior-period earnings per share ("EPS") data presented is required when SFAS 128 is implemented. The Company adopted SFAS No. 128 for the year ended February 28, 1998 and EPS data is provided in the financial statements for all periods presented based on the requirements of this statement.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method. The convertible secured subordinated promissory notes and related warrants are antidilutive and therefore are not considered for the Diluted EPS calculations.

The computation of basic and diluted earnings per share are set forth on the following table:

                                                        May 31,         May 31,
                                                          1998            1997
     Numerator-
        Numerator for basic and diluted earnings
              per share - net (loss) income            $(98,704)        $10,718
                                                       =========        =======

     Denominator:
        Denominator for basic earnings per share -
              weighted average shares                 4,374,387       4,261,404
        Effects of dilutive securities:
              Stock options for employees
              and outside consultants                   486,676         301,213
                                                      ---------       ---------

        Denominator for diluted earnings per share    4,861,063*      4,562,617*
                                                      =========       =========

     *The effect of considering the convertible secured subordinated promissory notes and related warrants are antidilutive and therefore not considered for the diluted earnings per share calculations.

Note F:  SUBSEQUENT EVENTS

On June 26, 1998, the Board of Directors of the Company granted options to acquire 147,500 shares of Common Stock to qualified employees of the Company, at the fair market value of $.60 per share under the 1993 Stock Incentive Plan.

                              SONO-TEK CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Results of Operations

For the three months ended May 31, 1998, the Company's sales decreased $15,701 to $746,042 as compared to $761,743 for the three months ended May 31, 1997. The decrease was primarily a result of a decrease in sales of the Company's Nozzle Systems. Due to the nature of the market for Nozzle Systems, it is not uncommon for the Company to experience significant fluctuations in sales from quarter to quarter.

The Company's gross profit decreased $48,535 from $378,086 for the three months ended May 31, 1997 to $329,551 for the three months ended May 31, 1998. The decrease was a result of an increase in cost of goods sold relative to sales due an increase in costs for personnel, depreciation, supplies and installations of the Company's SonoFlux systems.

Research and product development costs increased $46,930 from $87,268 for the three months ended May 31, 1997 to $134,198 for the three months ended May 31, 1998. The increase was due to an increase in engineering supplies purchased for new product development and travel related to that development. Personnel costs also increased by $34,000 for the three month period as a result of increased staffing.

Marketing and selling costs decreased $6,589 from $172,851 for the three months ended May 31, 1997 to $166,262 for the three months ended May 31, 1998. The decrease was primarily due to a reduction of one person on the sales staff.

General and administrative costs increased $21,134 from $94,169 for the three months ended May 31, 1997 to $115,303 for the three months ended May 31, 1998. The increase was a result of increased compensation costs, professional fees and travel costs.

Interest expense increased $521 from $13,080 for the three months ended May 31, 1997 to $13,601 for the three months ended May 31, 1998. The increase in interest expense is the result of two new loans, with the bank at the end of the last fiscal year, for the purchase of production equipment and a line of credit.

For the three months ended May 31, 1998, the Company lost $98,704 or ($.02) per share as compared to earnings of $10,718 or $.00 per share for the three months ended May 31, 1997. The decrease in earnings was primarily a result of a decrease in gross profit from lower sales and higher research and administrative costs.

Liquidity and Capital Resources

The Company's working capital decreased $87,885 from $691,335 at February 28, 1998 to $603,450 at May 31, 1998. The stockholders' equity decreased $98,704 from $278,557 on February 28, 1998 to $179,853 on May 31, 1998. The decrease in working capital and stockholders' equity was primarily a result of the operating loss for the three months ended May 31, 1998.

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

Dated: July 15, 1998




                                       SONO-TEK CORPORATION
                                            (Registrant)




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