Form 10-Q
period 1998-08-31
SONO TEK CORP
filed 1998-10-15
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1998

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding as of
         Class                                         October 15, 1998
         -----                                         ----------------

Common Stock, par value $.01 per share                     4,378,387

                              SONO-TEK CORPORATION

                                      INDEX

Part I - Financial Information                                            Page

Item 1 - Financial Statements:                                            1 - 3

Balance Sheets - August 31, 1998 (Unaudited) and February 28, 1998          1

Statements of Operations - Six Months and Three Months Ended
         August 31, 1998 and 1997 (Unaudited)                               2

Statements of Cash Flows - Six Months Ended August 31, 1998
          and 1997 (Unaudited)                                              3

Notes to Financial Statements                                             4 - 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6 - 8

Part II - Other Information                                               9 - 10

Item 3 - Quantitative and Qualitative Disclosure About Market Risk - Not applicable

Signatures                                                                  11

                              SONO-TEK CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                                 August 31,     February 28,
                                                                   1998            1998
                                                                 Unaudited
                                                                 ---------      -----------
Current Assets

     Cash and cash equivalents                                   $  118,278     $  113,759
     Accounts receivable (less allowance of $7,000 and $1,000
         at August 31 and February 28, respectively)                450,652        810,560
     Inventories (Note C)                                           788,729        615,459
     Prepaid expenses and other current assets                       43,620         15,780
                                                                 ----------     ----------

                  Total current assets                            1,401,279      1,555,558

Equipment and furnishings (less accumulated depreciation and of $387,769 and $369,398 at August 31 and February 28,
     respectively)                                                  120,134        122,016

Patents, patents pending and copyrights (less accumulated
     amortization of $75,272 and $123,930 at August 31 and
     February 28, respectively)                                      41,758         45,187

Other assets                                                          5,917          5,917
                                                                 ----------     ----------
TOTAL ASSETS                                                     $1,569,088     $1,728,678
                                                                 ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt                        $    9,460     $   55,438
     Revolving line of credit                                       149,948         50,000
     Accounts payable                                               372,293        405,009
     Accrued expenses                                               268,310        353,776
                                                                 ----------     ----------

                  Total current liabilities                         800,011        864,223
                                                                 ----------     ----------

Long term debt, less current maturities                             573,104        577,815
Noncurrent rent payable                                               8,579          8,083
                                                                 ----------     ----------

                  Total liabilities                               1,381,694      1,450,121
                                                                 ----------     ----------

Stockholders' Equity
     Common stock, $.01 par value; 12,000,000 shares authorized,
       4,374,387 outstanding at August 31 and February 28            43,744         43,744
     Additional paid-in capital                                   3,824,221      3,824,221
     Accumulated deficit                                         (3,680,571)    (3,589,408)
                                                                 ----------     ----------

                  Total stockholders' equity                        187,394        278,557
                                                                 ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,569,088     $1,728,678
                                                                 ==========     ==========

                                         See notes to financial statements.

                              SONO-TEK CORPORATION

                            STATEMENTS OF OPERATIONS

                                                     Six Months Ended August 31,          Three Months Ended August 31,
                                                              Unaudited                              Unaudited
                                                        1998             1997                  1998              1997
                                                    ----------------------------           --------------------------
Net Sales                                           $1,716,299        $1,575,428             $970,257          $813,685
Cost of Goods Sold                                     908,987           776,390              492,495           392,733
                                                    ----------         ---------            ---------         ---------
                  Gross Profit                         807,312           799,038              477,762           420,952
                                                    ----------         ---------            ---------         ---------

Operating Expenses
Research and product development costs                 262,667           171,593              128,469            84,325
Marketing and selling expenses                         370,616           339,449              204,354           166,597
General and administrative costs                       238,874           190,912              123,572            96,743
                                                     ---------         ---------              -------         ---------

                  Total Operating Expenses             872,157           701,954              456,395           347,665
                                                     ---------         ---------              -------         ---------

Operating (Loss) Income                                (64,845)           97,084               21,367            73,287

Interest Expense                                       (27,849)          (25,264)             (14,249)          (12,184)

Interest and Other Income                                1,531                 0                  423                 0
                                                     ---------         ---------             --------         ---------

(Loss) Income Before Income Taxes                      (91,163)           71,820                7,541            61,103

Income Tax Expense (Note D)                                  0                 0                    0                 0
                                                     ---------         ---------             --------         ---------
Net (Loss) Income                                     $(91,163)          $71,820               $7,541           $61,103
                                                     =========         =========             ========         =========


Basic Earnings Per Share                               $(0.02)            $0.02                $0.00             $0.01
                                                       ======             =====                =====             =====

Diluted Earnings Per Share                             $(0.02)            $0.02                $0.00             $0.01
                                                       ======             =====                =====             =====


Weighted Average Shares - Basic                      4,374,387         4,318,203            4,374,387         4,374,387
                                                     =========         =========            =========         =========

Weighted Average Shares - Diluted                    4,931,126         4,618,443            4,931,126         4,674,627
                                                     =========         =========            =========         =========

                       See notes to financial statements.

                              SONO-TEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                                                        Six Months Ended August 31,
                                                                                Unaudited
                                                                          1998              1997
                                                                          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income                                                  $(91,163)          $ 71,820

    Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
          Depreciation and amortization                                  21,800             16,680
          Provision for doubtful accounts                                 6,000              6,000
          (Increase) decrease in:
              Accounts receivable                                       352,295              8,667
              Inventories                                              (173,270)           (65,684)
              Prepaid expenses and other current assets                 (26,226)            18,667
          Increase (decrease) in:
              Accounts payable and accrued expenses                    (118,182)           (39,292)
              Non-current rent payable                                      496              3,996
                                                                      ---------          ---------
                 Net Cash (Used in) Provided by Operating Activities    (28,250)            20,854
                                                                      ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and furnishings                                (16,489)            (2,690)
                                                                      ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                99,948                  0
   Proceeds from short term loan                                         41,700                  0
   Notes and obligations payable - professional fees                          0             (7,000)
   Repayments of short term loan                                        (41,700)                 0
   Repayments of equipment loan                                          (4,437)                 0
   Repayments of note payable, bank                                     (46,253)           (39,226)
                                                                      ---------          ---------
              Net Cash Provided by (Used in) Financing Activities        49,258            (46,226)
                                                                      ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,519            (28,062)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                  113,759            107,746
                                                                      ---------          ---------

   End of period                                                       $118,278           $ 79,684
                                                                      =========          =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                       $  8,167           $  5,774
                                                                      =========          =========
   Non-cash exchange of accrued interest
    for common stock                                                          0           $ 67,787
                                                                              =          =========

                                         See notes to financial statements.

                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                            August 31, 1998 and 1997

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

NOTE C:  Inventories at August 31, 1998 are comprised of:

               Finished goods                          $133,434
               Work in process                          169,302
               Raw materials and subassemblies          485,993
                                                       --------
               Net total inventories                   $788,729
                                                       ========

NOTE D: The Company has a net operating loss carryforward, therefore no income tax expense is recorded for the six months ended August 31, 1998 and August 31, 1997. At February 28, 1998, the Company had available operating loss carryforwards of approximately $3,208,000 for income tax purposes.

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

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method. The convertible secured subordinated promissory notes and related warrants are antidilutive and therefore are not considered in the Diluted EPS calculations.

The computation of basic and diluted earnings per share are set forth on the following table:

                                                           Six Months Ended               Three Months Ended
                                                                August 31,                       August 31,
                                                           1998           1997              1998           1997
                                                           ----           ----              ----           ----
    Numerator-
       Numerator for basic and diluted earnings
          per share - net (loss) income                 $(91,163)        $71,820           $7,541        $61,103
                                                        =========        =======           ======        =======

    Denominator:
       Denominator for basic earnings (loss)
          per share - weighted average shares          4,374,387       4,318,203        4,374,387      4,374,387
       Effects of dilutive securities:
          Stock options for employees
          and outside consultants                        556,739         300,240          556,739        300,240
                                                       ---------       ---------        ---------      ---------

       Denominator for diluted earnings (loss)
          per share                                    4,931,126*      4,618,443*       4,931,126*     4,674,627*
                                                       =========       =========        =========      =========

         *The  effect  of  considering  the  convertible  secured   subordinated
         promissory notes and related warrants are antidilutive and therefore not considered in the diluted earnings (loss) per share calculations.

On June 26, 1998, the Board of Directors of the Company granted options to acquire 152,500 shares of Common Stock to qualified employees of the Company under the 1993 Stock Incentive Plan, of which 30,000 shares were granted to an officer of the Company.

Note F:  EMPLOYEE STOCK OPTION PLAN

On August 3, 1998, the Company registered with the Securities and Exchange Commission on Form S-8 the 750,000shares of the Company's common stock underlying the 1993 Stock Incentive Plan.

Note G:  SHORT TERM LOAN

During August 1998, the Company entered into a short term loan with two officers of the Company. The total amount of the loans was $41,700, and they were repaid within the month along with interest of $185, at a rate of 10.5%, the same rate paid on the current bank loans.

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

Results of Operations
---------------------

The Company's sales increased $140,871 from $1,575,428 for the six months ended August 31, 1997 to $1,716,299 for the six months ended August 31, 1998, primarily due to sales of the Company's SonoFlux Systems which increased approximately $266,000. Sales of new products, particularly the MCS Infinity System and Liquid Delivery Systems increased $119,000. Sales of the Company's Nozzle Systems decreased approximately $225,000.

For the three months ended August 31, 1998 the Company's sales increased $156,572 to $970,257 from $813,685 for the three months ended August 31, 1997. During this three month period sales of the Company's SonoFlux Systems increased approximately $236,000 and sales of new products increased by $92,000, while sales of the Company's Nozzle Systems decreased approximately $170,000.

The Company believes the continuing increase in sales of the SonoFlux System is a result of its efforts to provide the circuit board assembly industry with equipment that has a reputation for reliable and cost-effective performance. Over the last two years, the Company has made significant efforts to diversify its product line by developing new products. The increased sales during the first half of Fiscal 1999 of the MCS Infinity System and Liquid Delivery Systems is a direct result of these efforts. Due to the nature of the market for Nozzle Systems, it is not uncommon for the Company to experience significant fluctuations in sales from year to year.

Gross profit increased $8,274 from $799,038 for the six month period ended August 31, 1997 to $807,312 for the six month period ended August 31, 1998. The Company's gross profit increased $56,810 from $420,952 for the three months ended August 31, 1997 to $477,762 for the three months ended August 31, 1998. For both the three and six month periods the increase in gross profit is attributed to an increase in sales. The percentage of gross profit to sales decreased as a result of increased sales of products with a lower profit margin, plus an increase in personnel and depreciation costs.

Research and product development costs increased $91,074 from $171,593 for the six months ended August 31, 1997 to $262,667 for the six months ended August 31, 1998, primarily due to an increase in engineering staffing and compensation of approximately $68,000, and $17,000 in material costs associated with new product design. Research and product development costs increased $44,144 from $84,325 for the three months ended August 31, 1997 to $128,469 for the three months ended August 31, 1998. This increase is also attributed to increased personnel costs of approximately $34,000 and new product design cost of approximately $5,000.

Marketing and selling costs increased $31,167 from $339,449 for the six months ended August 31, 1997 to $370,616 for the six months ended August 31, 1998. These same costs increased $37,757 from $166,597 for the three months ended August 31, 1997 to $204,354 for the three months ended August 31, 1998. The increase for both the three and six month periods is primarily a result of increased commissions paid resulting from the increase in sales of the SonoFlux System, and start-up costs associated with selling a full range of pressure nozzles.

General and administrative costs increased $47,962 from $190,912 for the six month period ended August 31, 1997 to $238,874 for the six month period ended August 31, 1998, primarily as a result of higher compensation costs of approximately $32,000 and an increase in professional fees of approximately $13,000. General and administrative costs increased $26,829 from $96,743 for the three month period ended August 31, 1997 to $123,572 for the three month period ended August 31, 1998. The increased costs were due primarily to an increase in compensation costs of approximately $17,000 and an increase in professional fees of $7,800. The increase in professional fees for both periods was in connection with the Company registering its Employee Stock Option Plan on Form S-8 with the Securities and Exchange Commission on August 3, 1998.

Interest expense increased $2,585 from $25,264 for the six month period ended August 31, 1997 to $27,849 for the six months ended August 31, 1998. Interest expense increased $2,065 from $12,184 for the three month period ended August 31, 1997 to $14,249 for the three months ended August 31, 1998. The increase in interest expense is a result of two loans for the purchase of production equipment and increased borrowings under the line of credit.

For the six months ended August 31, 1998 the Company had a net loss of $91,163 or $(0.02) per share as compared to earnings of $71,820 or $0.02 per share for the six months ended August 31, 1997. For the three months ended August 31, 1998, the Company had earnings of $7,541 or $0.00 per share as compared to earnings of $61,103 or $.01 per share for the three months ended August 31, 1997. The decrease in earnings for both the six month and three month periods were a result of the change in product mix (lower sales of Nozzle Systems), and higher costs in the areas of research, administration and marketing.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased $90,067 from $691,335 at February 28, 1998 to $601,268 at August 31, 1998. The Company's stockholders' equity decreased $91,163 from $278,557 on February 28, 1998 to $187,394 on August 31, 1998. The decrease in working capital and stockholders' equity was primarily a result of the net loss for the first quarter of fiscal year 1999.

In August 1998, the Company made the final loan payment on a bank loan made in October 1991 for $300,000. Also during August 1998, the Company needed a short term loan to provide cash for when payment on a receivable was delayed by a large customer who issues checks only once a month. The loan for $41,700 was obtained from two officers of the Company. As soon as the customer's payment was received, the short term loan was repaid. Interest was paid at a rate of 10.5%, the same rate paid on current bank loans. The Company currently has a $150,000 revolving line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company.

Although there can be no assurances, management believes that working capital generated by continuing operations and available line of credit will be sufficient to support the Company's working capital needs for the next twelve months based on anticipated sales levels.

Impact of Year 2000
-------------------

The Company has performed a thorough assessment to determine its readiness for the Year 2000 (Y2K). The results of this assessment have identified that the Company's accounting software and certain components of the internal computer network are not Y2K compliant. Accordingly, the Company has ordered and received new software that is Y2K compliant, and the Company has placed on order the necessary hardware upgrades for its internal computer network The Company has a detailed plan to evaluate these new systems and have them on-line by December 31, 1998. Both the software and hardware upgrades are "off-the-shelf" items, therefore there is minimal risk in these systems not performing.

As part of its assessment, the Company evaluated its phone, security, and manufacturing machinery and determined that all of these systems are Y2K compliant. The Company has also evaluated the software and hardware used in its products and determined that they are all Y2K compliant.

The Company is in the process of surveying its major suppliers for their Y2K readiness. Because all major components and materials used by Company in the manufacture of its products are readily available from several suppliers, management considers this area to be of minimal risk.

The Company plans to complete all necessary purchases, installations, and evaluations by December 31, 1998.


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company's annual meeting of shareholders held on August 20, 1998.

         1. The election of three (3) directors of the Company to serve until the Company's 2000 annual meeting of shareholders.

                                                For                     Withheld
                                                ---                     --------
                  James L. Kehoe             3,769,965                   63,600
                  Samuel Schwartz            3,769,765                   63,800
                  J. Duncan Urquhart         3,769,965                   63,600

          2. The election of one (1) director of the Company to serve until the Company's 1999 annual meeting of shareholders.

                                                For                     Withheld
                                                ---                     --------
                 Christopher L. Coccio       3,767,965                   65,600

         3. Ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending February 28, 1999.

                            For                  Against               Abstained
                            ---                  -------               ---------
                         3,751,176               53,301                 29,088

                  There were no broker non-votes.

Item 5.  Other Information

The  Securities  and Exchange  Commission  has recently  amended Rules 14a-4 and
14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Shareholder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more that 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. The Company has not implemented such an advance notice provision. Accordingly, in connection with the 1999 Annual Meeting of Stockholders of the Company, the date after which notice of a stockholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act is considered untimely is June 4, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.       Description

              4.1 Note of James L. Kehoe dated August 14, 1998 in the principal sum of $16,700

              4.2 Note of Samuel Schwartz dated August 17, 1998 in the principal sum of $25,000

              10. 1993 Employee Stock Option Plan as Amended on June 26, 1998

              27. Financial Data Schedule - EDGAR filing only



         (b)  Reports on Form 8-K

              None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 1998




                              SONO-TEK CORPORATION
                                  (Registrant)



By:      /s/ James L. Kehoe
         _____________________________
         James L. Kehoe
         Chief Executive Officer



By:      /s/ Kathleen N. Martin
         ______________________________
         Kathleen N. Martin
         Treasurer & Chief Financial Officer

Exhibit 4.1

                                 PROMISSORY NOTE
                                UNSECURED DEMAND


$16,700                                                          August 14, 1998
-------                                                          ---------------


For value received, Sono-Tek Corporation (the "Borrower"), hereby promises to pay to the order of James L. Kehoe (the "Lender") sixteen thousand seven hundred dollars ON DEMAND.

The Borrower agrees to pay interest from the date hereof on the unpaid balance of this note, at a rate per annum equal to 10.5%. Interest shall be calculated on the basis of a 360 day year.

The Borrower agrees to pay all costs and expenses, such as wire transfer fees, bank fees or broker charges, incurred by the Lender to effect this loan.



Borrower:         Sono-Tek Corporation
                  2012 Route 9W, Building 3
                  Milton, NY  12547



Signature         /s/ Harvey L. Berger
                  ---------------------------
                  Harvey L. Berger, President



Signature         /s/ Kathleen N. Martin
                  ---------------------------
                  Kathleen N. Martin, CFO and Treasurer

Exhibit 4.2

                                 PROMISSORY NOTE
                                UNSECURED DEMAND


$25,000                                                          August 17, 1998
-------                                                          ---------------


For value received, Sono-Tek Corporation (the "Borrower"), hereby promises to pay to the order of Samuel Schwartz (the "Lender") twenty five thousand dollars ON DEMAND.

The Borrower agrees to pay interest from the date hereof on the unpaid balance of this note, at a rate per annum equal to 10.5%. Interest shall be calculated on the basis of a 360 day year.

The Borrower agrees to pay all costs and expenses, such as wire transfer fees, bank fees or broker charges, incurred by the Lender to effect this loan.



Borrower:         Sono-Tek Corporation
                  2012 Route 9W, Building 3
                  Milton, NY  12547



Signature         /s/ Harvey L. Berger
                  ---------------------------
                  Harvey L. Berger, President



Signature         /s/ Kathleen N. Martin
                  ---------------------------
                  Kathleen N. Martin, CFO and Treasurer

Exhibit 10

                 SONO-TEK CORPORATION 1993 STOCK INCENTIVE PLAN
                    OCTOBER 12, 1993 AS AMENDED JUNE 26, 1998

I.       OBJECTIVE OF THE PLAN.

The purpose of this 1993 Stock Incentive Plan [the "Plan"] is to enable Sono-Tek Corporation [the "Company" or "Sono-Tek"] to compete successfully in attracting, motivating, and retaining employees, directors, and consultants with outstanding abilities by making it possible for them to purchase shares of Sono-Tek's Common Stock on terms which will give them a more direct and continuing interest in the future success of the Company's business.

This Plan is intended to establish a policy of encouraging ownership of the Company's Common Stock by employees, directors, and consultants of Sono-Tek and of providing incentives for them to put forth maximum efforts for it's successful operations. By extending to such individuals the opportunity to acquire proprietary interests in Sono-Tek and to participate in its success, the Plan may be expected to benefit Sono-Tek and its shareholders by making it possible for Sono-Tek to attract and retain the best available talent and by rewarding such individuals for their part in increasing the value of the Company's stock.

2.       DEFINITIONS.

As used herein, the following terms have the meanings hereinafter set forth unless the context clearly indicates to the contrary:

2.1 "Award" shall mean Options granted pursuant to this Plan.

2.2 "Award Agreement" shall mean the agreement between the Award Recipient and Sono-Tek setting forth the terms and conditions of an Award.

2.3 "Award Recipient" shall mean an individual who receives an Award pursuant to this Plan.

2.4 "Board" and "Board of Directors" shall mean the board of directors of Sono-Tek.

2.5 "Code" shall mean the Internal Revenue Code of 1986, as amended.

2.6 "Common Stock" shall mean shares of the common stock of Sono-Tek with a par value of $.0l.

2.7 "Company" means Sono-Tek Corporation, a New York corporation with its principal offices at 2012 Route 9W, Bldg. 3, Milton, New York 12547.

2.8 "Continuous Employment" shall mean continuous regular employment by Sono-Tek. A leave of absence granted in accordance with Sono-Tek's usual procedure which does not operate to interrupt continuous employment for other benefits granted by Sono-Tek shall not be considered a termination of employment nor an interruption of Continuous Employment hereunder, and an employee who is granted such a leave of absence shall be considered to be continuously employed during the period of such leave; provided, that if regulations under the Code or an amendment to the Code shall establish a more restrictive definition, of a leave of absence, such definition shall be substituted herein.

2.9 "Non-Employee Director" shall mean any director who is not an employee of the Company.

2.10 "Consultant" shall mean any individual or organization retained by the Company to provide consulting services.

2.11 "Incentive Stock Options" shall mean those Options granted hereunder as, and intended to be, Incentive Stock Options as defined in, and which by their terms comply with, the requirements for such options set out in
     Section 422 of the Code, and Treasury Regulations issued pursuant thereto.

2.12 "Non-Qualified Stock Options" shall mean those Options granted hereunder which are not Incentive Stock Options as described in paragraph 2.11.

2.13 "Option" shall mean an option to purchase Common Stock granted pursuant to the provisions of this Plan.

2.14 "Ten Percent Shareholder" shall mean an individual who owns, within the meaning of Section 422 (b) (6) of the Code, stock possessing more than (1 0%) percent of the total combined voting power of all classes of stock of Sono-Tek.

3.       STOCK RESERVED FOR THE PLAN.

Seven hundred fifty thousand (750,000) shares of the authorized but unissued Common Stock are reserved for issue and may be issued pursuant to Awards under the Plan.

In lieu of such unissued shares, Sono-Tek may, in its discretion, transfer, on the exercise of Options, reacquired shares or shares bought in the market for the purposes of the Plan, provided that (subject to the provisions of paragraph
13) the total number of shares which may be granted or sold pursuant to Awards granted under the Plan shall not exceed 750,000.

If any Awards granted under the Plan shall for any reason terminate or expire without having been exercised, the Common Stock not issued under such Awards shall be available again for the purposes of the Plan.


4.       ADMINISTRATION OF THE PLAN.

4.1 The Board of Directors shall administer the Plan. The Board shall have full authority in its discretion, but subject to the express Provisions of the Plan, to determine: the individuals to whom, and the time or times at which, Awards shall be granted; the number of shares to be covered by each Award; the purchase price of the Common Stock covered by each Option; whether Options shall be of the Incentive Stock Option type, or the Non-Qualified Stock Option type, or both. The Board shall further have full authority at its discretion to interpret the Plan; to prescribe, amend and rescind rules and regulations relating to it; to determine the terms (which need not be identical) of Award Agreements executed and delivered under the Plan, including such terms and provisions as shall be requisite in the judgment of the Board to conform to any change in any law or regulation applicable thereto; and to make all other determinations deemed necessary or advisable for the administration of the Plan. The Board's determination on the foregoing matters shall be conclusive.

4.2 Notwithstanding the provisions of paragraph 4.1, the selection of officers and directors for participation in the Plan and decisions concerning the timing, pricing and amount of an Award may, at any time and from time to time, be delegated by the Board of Directors to a committee (the "Committee"). The Committee shall be not less than two directors and shall be comprised solely of Non-Employee Directors, as defined by Rule 16b-3(b)(3)(i) of the Securities Exchange Act of 1934 ("1934 Act"), or any successor definition adopted by the Securities Exchange Commission, and who shall each also qualify as an Outside Director for purposes of Section 162(m) of the Code. Any vacancy occurring on the Committee may be filled by appointment by the Board. The Board at its discretion may from time to time appoint members to the Committee in substitution of members previously appointed, may remove members of the Committee and may fill vacancies, however caused, in the Committee."

5.       ELIGIBILITY; FACTORS TO BE CONSIDERED IN GRANTING AWARDS.

5.1 Incentive Stock Options or Non-Qualified Stock Options may be granted to any person who, at the time the Award is granted, is a regular, salaried employee
(which term shall include officers and Directors who are regular, salaried employees) of Sono-Tek. A member of the Board of Directors of the Company who is not also a regular, salaried employee of Sono-Tek, will not be eligible to receive Incentive Stock Options. Further, no Incentive Stock Options may be granted hereunder to an individual who, immediately after such Option is granted, is a Ten Percent Shareholder, unless (i) the option price is at least 110% of the fair market value of such stock on the date of grant and (ii) the Option may not be exercised more than 5 years after the date of grant. In determining the employees to whom Awards shall be granted, the number of shares of Common Stock to be covered by each Award, the term of any Option, and whether any such Option shall be an Incentive Stock Option, a Non-Qualified Stock Option, or both, the Board or committee, as the case may be, shall take into account the duties of the respective employees, their present and potential contributions to the success of Sono-Tek and such other factors as they shall deem relevant in connection with accomplishing the purpose of the Plan. An employee who has been granted an Award may be granted and hold an additional Award or Awards if the Board or committee so determines. 5.2 Non-Qualified Stock Options may be granted to Non-Employee Directors and Consultants to the Company. In determining the Non-Employee Directors and Consultants to whom Awards shall be granted, and the term and the number of shares of Common Stock to be covered by each Award, the Board or committee shall take into account the duties of such individuals, their contributions to the Success of the Company, and other such factors as they shall deem relevant in connection with accomplishing the purpose of the Plan. Such individuals or organizations may be granted and hold an additional Award or Awards if the Board or committee so determines.

6.       OPTION PRICES.

The purchase price of Common Stock covered by each Option shall be determined by the Board or committee, as the case may be, but shall not be less than 100% (or 110% in the case of an Incentive Stock Option granted to a Ten Percent Shareholder) of the fair market value of the Common Stock at the time the Option is granted. The fair market value shall mean the simple average of the high and low sales prices of the Common Stock as reported in the report of composite transactions (or other source designated by the Board or committee) on the date on which the Option is granted.

7.       TERM OF OPTIONS.

The term of each Option shall be for such period as the Board shall determine, but not more than ten years (or 5 years in the case of an Incentive Stock Option granted to a Ten Percent Shareholder) from the date of granting thereof, and shall be subject to earlier termination as hereinafter provided. If the original term of any Option is less than ten years (or 5 years in the case of an Option granted to a Ten Percent Shareholder) from the date of granting, the Option, prior to its expiration, may be amended, with the approval of the Board and the employee, to extend the term so that the term as amended is not more than ten years (or 5 years in the case of an Incentive Stock Option granted to a Ten Percent Shareholder) from the original date of granting of such Option. To the extent not otherwise prohibited by law, such extension shall not constitute the grant of a new Option and the purchase price specified in such Option need not be increased.

8.       EXERCISE OF OPTIONS.

8.1 In the case of Awards granted to employees, each Option shall provide that it may be exercised as to forty-five percent of the total number of shares covered by such Option on or after the date on which the employee shall have completed at least one year of Continuous Employment after the Option was granted, and as to an additional thirty-five percent of the total number of shares covered by such Option on or after the date on which the employee shall have completed at least two years of Continuous Employment after the Option was granted, and as to the final twenty percent of the total number of shares covered by such Option on or after the date on which the employee shall have completed at least three years of Continuous Employment after the Option was granted, so that upon completion of the third year of such Continuous Employment after granting the Option, the holder will have become entitled to purchase the entire number of shares covered by the Option; provided that the Board shall have authority to vary in advance of grant and from time to time after grant, the period of Continuous Employment which shall be required for the exercise of Options granted hereunder.

8.2 In the case of Awards granted to Non-Employee Directors each such Option shall provide that it may be exercised as to one-half the total number of shares covered by such Option on or after the date in which the Non-Employee Director shall have completed at least one year of service after the Option was granted and as to the remainder of the total number of shares covered by such option on or after the date of which such Non-Employee Director will have completed at least two years of continued service, provided that the Board shall have the authority to vary in advance of grant and from time to time after grant the period of service which shall be required for the exercise of Options granted hereunder.

8.3 In the case of Awards granted to Consultants, each such Option shall provide that it may be exercised as to one-half of the total number of shares covered by such Option one year on or after the date the Option was granted and as to the remainder of the total number of shares covered by such Option, two years after the date the Option was granted. The Board shall have the authority to vary in advance of grant and from time to time after grant the exercise period of such grant.

8.4 Unless otherwise provided in the Award Agreement, a holder of an Option may purchase all or from time to time any part of, the shares for which the right to purchase has accrued to him in accordance with the terms of this paragraph; provided, however, that an Option shall not be exercised as to fewer than 50 shares, or all the remaining shares covered by the Option, if fewer than 50, at any one time. The purchase price of the shares as to which an Option shall be exercised shall be paid in full at the time of exercise. at the election of the holder of an Option (i) in cash or currency of the United States of America, or by certified check made payable to the Company in U.S. dollars, (ii) by tendering to Sono-Tek shares of the Company's Common Stock, then owned at least six months by him, having a fair market value equal to the cash exercise price applicable to the purchase price of the shares as to which an Option is being exercised, or (iii) partly in cash or certified check and partly in shares of Sono-Tek's Common Stock valued at fair market value. Such fair market value shall be determined as of the close of the business day immediately preceding the day on which the Option is exercised, in the manner set forth in paragraph
6. Fractional shares of Common Stock will not be issued. Notwithstanding the foregoing, the Board shall have the right to modify, amend or cancel the provisions of clauses (ii) and (iii) above at any time upon prior notice to the holders of Options. Except as provided in paragraphs 10 and 11 hereof, no Option may be exercised at any time unless the holder thereof is then a regular employee of Sono-Tek or any Subsidiary. The holder of an Option shall have none of the rights of a stockholder with respect to the shares subject to option until such shares shall have been registered upon the exercise of the Option on the transfer books of the Company in the name of the person or persons exercising the Option.

8.5 Notwithstanding any other provision of this Plan or any Option granted hereunder, any Option granted hereunder and then out-standing shall become immediately exercisable in full (i) in the event a tender offer or exchange offer is made by any "person" within the meaning of Section 14 (d) of the Securities Exchange Act of 1934 (the "Act") or (ii) in the event of a Change in Control; provided that, if in the opinion of counsel to Sono-Tek the immediate exercisability of such Option, when taken into consideration with all other "parachute payments" as defined in Section 280G of the Code, would result in an "excess parachute payment" as defined in such section, such Option shall not become immediately exercisable except as and to the extent the Board in its discretion otherwise determines. For purposes of this Section, a "Change in Control" shall have occurred if (i) any "person" within the meaning of Section 14 (d) of the Act other than a holder of any Common Stock or Preferred Stock of the Company on the date this Plan is approved by the Board becomes the "beneficial owner" as defined in Rule 13d-3 thereunder, directly or indirectly, of more than 25% of Sono-Tek's Common Stock, (ii) during any two-year period, individuals who constitute the Board of Directors of Sono-Tek (the "Incumbent Board") as of the beginning of the period cease for any reason to constitute at least a majority thereof, provided that any person becoming a member of the Board of Directors during such period whose election or nomination for election by Sono-Tek's stockholders was approved by a vote of at least three-quarters of the Incumbent Board (either by a specific vote or by approval of the proxy statement of Sono-Tek in which such person is named as a nominee for the Board of Directors without objection to such nomination) shall be, for purposes of this clause (ii), considered as though such person were a member of the Incumbent Board, or (iii) the approval by Sono-Tek's stock holders of the sale of all or substantially all of the assets of Sono-Tek. The Board may adopt such procedures as to notice and exercise as may be necessary to effectuate the acceleration of the exercisability of Options as described above.

8.6 The aggregate fair market value (determined as of the date the Option is granted) of the stock with respect to which Incentive Stock Options granted under the Plan and all other stock option plans of Sono-Tek are exercisable for the first time by any specific individual during any calendar year shall not exceed $100,000.

9.       NONTRANSFERABILITY OF OPTIONS

An Option granted under the Plan shall not be transferable otherwise than by will or the laws of descent and distribution, and an Option may be exercised, during the lifetime of the employee, only by him or her.

10.      TERMINATION OF EMPLOYMENT

10.1 If an employee receiving an Option shall at any time not be an employee of Sono-Tek, the Option shall at once terminate, except as provided hereinafter in this paragraph. In the event that the employment of an employee to whom an Option has been granted under the Plan shall be terminated (other than termination by the Company for cause as determined by the Board, or by reason of retirement, disability or death) such Option may, subject to the provisions of paragraphs "8" and "11", be exercised, to the extent that the employee was entitled to do so at the date of termination of his or her employment, at any time within sixty (60) days after such termination, but in no event after the expiration of the term of the Option. Options granted under the Plan shall not be affected by any change of duties or position so long as the holder continues to be an employee of Sono-Tek. 10.2 If a Non-Employee Director awarded an Option shall at any time cease to be a Director of the Company, the Option shall at once terminate, except as provided hereinafter in this paragraph. In the event the Non-Employee Director awarded an Option under the Plan shall be terminated (other than termination by the Company for cause as determined by the Board, or by reason of retirement, disability, or death) such Option may, subject to the provisions of paragraphs "8" and "11", be exercised, to the extent that the Director was entitled to do so at the date of termination of his or her service, at any time within six months after such termination, but in no event after the expiration of the term of the Option.

10.3 An Option granted to a Consultant may, subject to the provisions of paragraphs "8", and "11" be exercised, to the extent that the Consultant was entitled to do so at the date of the termination of his or her consulting services, at any time within one year after such termination, but in no event after the expiration of the term of the Option.

11.      RETIREMENT, DISABILITY OR DEATH OF EMPLOYEE.

If an employee to whom an Option has been granted under the Plan shall retire from Sono-Tek at normal retirement date pursuant to any pension plan provided by Sono-Tek, or if such retirement is earlier than the employee's normal retirement date, and such retirement is with the prior consent of Sono-Tek, or if an employee is totally and permanently disabled, such Option may be exercised, notwithstanding the provisions of paragraphs "8" and "10" hereof, in full without regard to the period of Continuous Employment after the Option was granted at any time (a) in the case of an Incentive Stock Option within 90 days after such retirement or disability retirement, but in no event after the expiration of the term of the Option or (b) in the case of a Non-Qualified Stock Option within 5 years after such retirement or disability retirement, but in no event after the expiration of the term of the Option.

If a person to whom an Option has been granted under the Plan shall die while he or she is employed by or in the service of Sono-Tek, such Option may be exercised, subject to the provisions of paragraph "8", to the extent that such person was entitled to do so at the date of his death, by his executor or administrator or other person at the time entitled by law to such person's rights under the Option, at any time within such period, not exceeding one year after his or her death, as shall be prescribed in the Award Agreement, but in no event after the expiration of the term of the Option.

12.      NO LOANS TO HOLDERS OF OPTIONS.

Neither Sono-Tek, nor any company with which it is affiliated may directly or indirectly lend money to any person for the purpose of assisting him or her to acquire or carry shares of the Common Stock issued upon the exercise of Options granted under the Plan.

13.      ADJUSTMENTS UPON CHANGES IN CAPITALIZATION.

Notwithstanding any other provision of the Plan, the Award Agreements may contain such provisions as the Board shall determine for the adjustment of the number and class of shares covered by each outstanding Award, the option prices and the minimum numbers of shares as to which Awards shall be exercisable at any one time in the event of changes in the outstanding Common Stock by reason of stock dividends, split-ups, spin-offs, recapitalizations, mergers, consolidations, combinations or exchanges of shares and the like; and, in the event of any such change in the outstanding Common Stock, the aggregate number and class of shares available under the Plan and the maximum number of shares as to which Awards may be granted to any employee shall be appropriately adjusted.

14.      SHARE WITHHOLDING.

With respect to any Award, the Board may, in its discretion and subject to such rules as the Board may adopt, permit the employee to satisfy, in whole or in part, any withholding tax obligation which may arise in connection with an Award by election to have Sono-Tek withhold Common Stock having a fair market value (calculated in accordance with paragraph "6" on the date the amount of withholding tax is determined) equal to the amount of the withholding tax.

15.      NO RIGHT TO CONTINUED EMPLOYMENT.

Nothing in the Plan or in any Award granted or Award Agreement entered into pursuant to the Plan shall confer upon any employee the right to continue in the employ of Sono-Tek or interfere with the right of Sono-Tek to terminate his or her employment at any time.

16.      TIME OF GRANTING AWARDS.

Nothing contained in the Plan or in any resolution to be adopted by the holders of voting stock of Sono-Tek shall constitute the granting of any Award hereunder. An Award pursuant to the Plan shall be deemed to have been granted on the date on which the name of the recipient and the terms of the Award are determined by the Board.

17.      TERMINATION AND AMENDMENT OF THE PLAN.

Unless the Plan shall have been terminated as hereinafter provided, no Award shall be granted hereunder after October 12, 2003. The Board of Directors of Sono-Tek may at any time prior to that date terminate the Plan or make such modification or amendment of the Plan as it shall deem advisable; provided, however, that no amendment may be made, without the approval by the holders of voting, stock of Sono-Tek, except as provided in paragraph 13 hereof, which would (i) increase the maximum number of shares for which Awards may be granted under the Plan, (ii) change the manner of determining the minimum option prices,
(iii) extend the period during which an Award may be granted or an Option exercised, or (iv) amend the requirements as to the class of persons eligible to receive Awards. No termination, modification, or amendment of the Plan or of any Award under the Plan, may, without the consent of the person to whom an Award shall theretofore have been granted, adversely affect the rights of such person under such Award.

18.      GOVERNMENT REGULATIONS.

The Plan and the granting and exercising of Awards thereunder, and the obligation of Sono-Tek to issue, sell and deliver shares, as applicable, under such Awards, shall be subject to all applicable laws, rules and regulations. In particular, and without limiting the generality of the foregoing, as a condition to the exercise of any Award, the Company may require the holder of an Option to deliver to the Company (i) a written certificate of the holder (or his personal representative, as the case may be) to the effect that he is purchasing such shares for investment and not with a view to the sale or distribution of any such shares and (ii) such other certificates, representations and agreements of the holder (or his personal representative, as the case may be) as may be required under the Plan or as the Company shall also require in order that the Company may be reasonably assured that the issuance, delivery, and disposition of such shares are being and will be effected in compliance with the Securities Act of 1933, as amended (the "Act"), the Rules and Regulations thereunder, other applicable law, and the rules of each stock exchange upon which the shares of Common Stock are listed, if any; provided, however, that if the offer and sale of shares of Common Stock upon exercise of Options granted under the Plan is registered under the Act, the holder (or his personal representative, as the case may be) need not furnish the certificate described in clause (i) of this sentence. Certificates evidencing shares of Common Stock issued upon exercise of the Option may contain such legends reflecting any restrictions upon sale or transfer as in the view of counsel to the Company may be necessary to the lawful and proper issuance of such certificates.

19.      SHAREHOLDER APPROVAL.

The Plan shall become effective upon adoption by the Board. The Plan shall be subject to approval by the affirmative vote of the holders of a majority of all outstanding shares of capital stock of the Company entitled to vote thereon within one (1) year before or after adoption of the Plan by the Board. In the event such shareholder approval is withheld or otherwise not received within the given time period, the Plan and all options which may have been granted thereunder shall become null and void.