Form 10-Q
period 1998-11-30
SONO TEK CORP
filed 1999-01-15
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1998

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding as of
         Class                                         January 15, 1999
         -----                                        -----------------
Common Stock, par value $.01 per share                    4,378,387

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                            Page


Item 1 - Financial Statements:                                            1 - 3


Balance Sheets - November 30, 1998 (Unaudited) and February 28, 1998        1


Statements of Operations - Nine Months and Three Months Ended
         November 30, 1998 and 1997 (Unaudited)                             2


Statements of Cash Flows - Nine Months Ended November 30, 1998
          and 1997 (Unaudited)                                              3


Notes to Financial Statements                                             4 - 5


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6 - 9


Item 3 - Quantitative and Qualitative Disclosure About Market Risk - Not applicable


Part II - Other Information                                                 10


Signatures                                                                  11

                              SONO-TEK CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                 November 30,   February 28,
                                                                    1998            1998
                                                                  Unaudited
                                                                 ------------   ------------
Current Assets
     Cash and cash equivalents                                   $   16,276     $  113,759
     Accounts receivable (less allowance of $10,000 and $1,000
         at November 30 and February 28, respectively)              359,493        810,560
     Inventories (Note C)                                           836,105        615,459
     Prepaid expenses and other current assets                       25,749         15,780
                                                                 ----------     ----------
                  Total current assets                            1,237,623      1,555,558

Equipment and furnishings (less accumulated depreciation
     of $397,417 and $369,398 at November 30 and February 28,
     respectively)                                                  113,754        122,016

Patents, patents pending and copyrights (less accumulated
     amortization of $76,986 and $123,930 at November 30 and
     February 28, respectively)                                      40,044         45,187

Other assets                                                          5,917          5,917
                                                                 ----------     ----------
TOTAL ASSETS                                                     $1,397,338     $1,728,678
                                                                 ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt                        $   10,098        $55,438
     Revolving line of credit                                       149,948         50,000
     Accounts payable                                               301,806        405,009
     Accrued expenses                                               277,692        353,776
                                                                 ----------     ----------
                  Total current liabilities                         739,544        864,223
                                                                 ----------     ----------

Long term debt, less current maturities                             570,142        577,815
Noncurrent rent payable                                               8,828          8,083
                                                                 ----------     ----------
                  Total liabilities                               1,318,514      1,450,121
                                                                 ----------     ----------

Stockholders' Equity
     Common stock, $.01 par value; 12,000,000 shares
       authorized, 4,378,387 issued and outstanding at
       November 30 and 4,374,387 issued and outstanding
       at February 28                                                43,784         43,744
     Additional paid-in capital                                   3,825,501      3,824,221
     Accumulated deficit                                         (3,790,461)    (3,589,408)
                                                                 ----------     ----------
                  Total stockholders' equity                         78,824        278,557
                                                                 ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,397,338     $1,728,678
                                                                 ==========     ==========

                       See notes to financial statements.

                              SONO-TEK CORPORATION

                            STATEMENTS OF OPERATIONS


                                                   Nine Months Ended November 30,        Three Months Ended November 30,
                                                              Unaudited                              Unaudited
                                                        1998             1997                  1998              1997
                                                    ----------------------------           ----------------------------

Net Sales                                           $2,395,727        $2,588,626             $679,428        $1,013,198
Cost of Goods Sold                                   1,291,940         1,270,194              382,953           493,803
                                                    ----------         ---------            ---------        ----------
                  Gross Profit                       1,103,787         1,318,432              296,475           519,395
                                                    ----------         ---------            ---------        ----------

Operating Expenses
Research and product development costs                 370,572           272,521              107,906           100,928
Marketing and selling expenses                         548,563           559,207              177,946           219,759
General and administrative costs                       353,682           292,104              114,808           101,193
                                                    ----------        ----------            ---------        ----------

                  Total Operating Expenses           1,272,817         1,123,832              400,660           421,880
                                                    ----------        ----------            ---------        ----------

Operating (Loss) Income                               (169,030)          194,600             (104,185)           97,516

Interest Expense                                       (42,775)          (37,164)             (14,925)          (11,900)

Miscellaneous Income                                     8,137                 0                8,137                 0

Interest and Other Income                                2,615                 0                1,083                 0
                                                    ----------        ----------            ---------        ----------

(Loss) Income Before Income Taxes                     (201,053)          157,436             (109,890)           85,616

Income Tax Expense (Note D)                                  0                 0                    0                 0
                                                    ----------        ----------            ---------        ----------

Net (Loss) Income                                    $(201,053)         $157,436            $(109,890)          $85,616
                                                    ==========        ==========            =========        ==========


Basic Earnings Per Share                                $(0.05)           $0.04                $(0.03)            $0.02
                                                        ======            =====                ======             =====

Diluted Earnings Per Share                              $(0.05)           $0.03                $(0.03)            $0.02
                                                        ======            =====                ======             =====


Weighted Average Shares - Basic                      4,375,720         4,336,795            4,378,387         4,374,387
                                                     =========         =========            =========         =========

Weighted Average Shares - Diluted                    4,375,720         4,686,878            4,378,387         4,724,470
                                                     =========         =========            =========         =========

                       See notes to financial statements.

                              SONO-TEK CORPORATION
                            STATEMENTS OF CASH FLOWS
                                                               Nine Months Ended November 30,
                                                                         Unaudited
                                                                    1998           1997
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income                                            $(201,053)     $157,436

    Adjustments to reconcile net (loss) income to net
      cash used in operating activities:
          Depreciation and amortization                             33,162        25,167
          Provision for doubtful accounts                            9,000         9,000
          (Increase) decrease in:
             Accounts receivable                                   441,134      (161,130)
              Inventories                                         (220,646)      (46,378)
              Prepaid expenses and other current assets             (9,035)       15,017
          Increase (decrease) in:
              Accounts payable and accrued expenses               (179,287)      (21,791)
              Non-current rent payable                                 744         5,994
                                                                 ---------      --------
                 Net Cash Used in Operating Activities            (125,981)      (16,685)
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and furnishings                           (19,757)      (10,328)
                                                                 ---------      --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                           99,948             0
   Proceeds from sale of common stock                                1,320             0
   Repayments of equipment loan                                     (6,760)            0
   Repayments of note payable, bank                                (46,253)      (59,729)
                                                                 ---------      --------
              Net Cash Provided by (Used in) Financing Activities   48,255       (59,729)
                                                                 ---------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (97,483)      (86,742)

CASH AND CASH EQUIVALENTS
   Beginning of period                                             113,759       107,746
                                                                 ---------      --------

   End of period                                                   $16,276      $ 21,004
                                                                 =========      ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                 $  13,424      $ 27,007
                                                                 =========      ========
   Non-cash exchange of accrued interest
    for common stock                                                     0      $ 67,787
                                                                         =      ========

                       See notes to financial statements.

                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                           November 30, 1998 and 1997


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

NOTE C:  Inventories at November 30, 1998 are comprised of:

                        Finished goods                     $138,359
                        Consignment                           7,257
                        Work in process                     185,900
                        Raw materials and subassemblies     513,589
                        Inventory obsolescence reserve       (9,000)
                                                           --------
                              Net total inventories        $836,105
                                                           ========

NOTE D: The Company has a net operating loss carryforward, therefore no income tax expense is recorded for the nine months ended November 30, 1997. The Company has not recognized an income tax benefit from net operating loss carryforwards generated by the loss for the nine months ended November 30, 1998 based on the absence of available evidence that such benefits will be recoverable. At February 28, 1998, the Company had available operating loss carryforwards of approximately $3,208,000 for income tax purposes.

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

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method. The convertible secured subordinated promissory Note E (continued):

notes and related warrants are antidilutive and therefore are not considered in the Diluted EPS calculations. Stock options for employees and outside consultants are antidilutive during 1999 as a result of the net loss and therefore are not considered in the diluted EPS calculation.

The computation of basic and diluted earnings per share are set forth on the following table:


                                                           Nine Months Ended              Three Months Ended
                                                                November 30,                     November 30,
                                                           1998           1997              1998           1997
                                                           ----           ----              ----           ----
    Numerator-
       Numerator for basic and diluted earnings
          per share - net (loss) income                $(201,053)      $ 157,436        $(109,890)       $  85,616
                                                       =========       =========        =========        =========

    Denominator:
       Denominator for basic (loss) earnings
          per share - weighted average shares          4,375,720       4,336,795        4,378,387        4,374,387
       Effects of dilutive securities:
          Stock options for employees
          and outside consultants                              0*        350,083                0*         350,083
                                                       ---------       ---------        ---------        ---------

       Denominator for diluted (loss) earnings
          per share                                    4,375,720**     4,686,878**      4,378,387**      4,724,470**
                                                       =========       =========        =========        =========

         *Stock options for employees and outside consultants are antidilutive during 1999 as a result of the net loss and therefore are not considered in the Diluted EPS calculation.

         **The effect of considering the convertible secured subordinated promissory notes and related warrants are antidilutive and therefore not considered in the diluted (loss) earnings per share calculations.

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

Results of Operations
---------------------

The Company's sales decreased $192,899 from $2,588,626 for the nine months ended November 30, 1997 to $2,395,727 for the nine months ended November 30, 1998. Sales of the SonoFlux System sales decreased approximately $114,000, while sales of new products, particularly the MCS Infinity System and Liquid Delivery Systems increased $140,000. Sales of the Company's Nozzle Systems decreased approximately $216,000.

For the three months ended November 30, 1998 the Company's sales decreased $333,770 to $679,428 from $1,013,198 for the three months ended November 30, 1997. During this three month period sales of the Company's SonoFlux Systems decreased approximately $365,000 and sales of new products increased by $21,000, while sales of the Company's Nozzle Systems increased approximately $8,000.

The Company believes the decrease in sales of the SonoFlux System for both the three-month and nine-month periods is a result of a general slowdown in certain segments of the electronics industry. The SonoFlux System continues to have a reputation for reliable and cost-effective performance, and the Company expects sales of this system will recover when the electronics assembly industry returns to a period of growth.

Over the last two years, the Company has made significant efforts to diversify its product line by developing new products. The increased sales during the first three quarters of Fiscal 1999 of the MCS Infinity System and Liquid Delivery Systems, which now account for slightly over 8% of total sales, is a direct result of these efforts.

Management believes the reduction in the sales of Nozzle Systems is due to several factors including (i) certain customers opting to purchase a more complete spraying solution such as the Company's MCS Infinity System, (ii) the rapid decline in acceptance of historic marketing techniques for Nozzle Systems such as post-card decks, and (iii) the nature of the market where it is not uncommon for the Company to experience significant fluctuations in sales from year to year.

The Company is attempting to increase sales of Nozzle Systems by (i) a significantly enhanced presence on the internet, and (ii) its Distribution Agreement with PNR Italia whereby PNR will sell Sono-Tek's Nozzle Systems through its established worldwide sales organizations.

Gross profit decreased $214,645 from $1,318,432 for the nine-month period ended November 30, 1997 to $1,103,787 for the nine-month period ended November 30, 1998. The Company's gross profit decreased $222,920 from $519,395 for the three months ended November 30, 1997 to $296,475 for the three months ended November 30, 1998. For both the three and nine month periods the decrease in gross profit is attributed to a decrease in sales. The percentage of gross profit to sales decreased as a result of an increase in personnel costs and depreciation costs.

Research and product development costs increased $98,051 from $272,521 for the nine months ended November 30, 1997 to $370,572 for the nine months ended November 30, 1998, primarily due to $93,000 in compensation for a larger engineering staff. The Company believes this increase is necessary to develop new products such as the MCS Infinity System and Liquid Delivery products to reduce its dependence on the electronics industry and provide for future stability and growth. Research and product development costs increased $6,978 from $100,928 for the three months ended November 30, 1997 to $107,906 for the three months ended November 30, 1998. This increase is also attributed to increased personnel costs.

Marketing and selling costs decreased $10,644 from $559,207 for the nine months ended November 30, 1997 to $548,563 for the nine months ended November 30, 1998. The cost decrease reflects a reduction in personnel costs of $34,000 because of one less sales engineer, and a decrease in commissions of $9,000 because of lower sales. However, these reductions were offset by an increase of $39,000 for the start-up costs associated with developing a market for pressure nozzles. Marketing and selling costs decreased $41,813 from $219,759 for the three months ended November 30, 1997 to $177,946 for the three months ended November 30, 1998. During this period, there was a decrease in personnel costs of $9,000 and a decrease in commissions of $49,000, offset by an increase of $23,000 of start-up costs in the pressure nozzle business. Management believes the start-up costs associated with developing the pressure business in necessary to transfer the Company into a full service spray company which will result in long-term growth opportunities.

General and administrative costs increased $61,578 from $292,104 for the nine month period ended November 30, 1997 to $353,682 for the nine month period ended November 30, 1998, primarily as a result of higher compensation costs of approximately $37,000 and an increase in professional and consulting fees of approximately $27,000. General and administrative costs increased $13,615 from $101,193 for the three month period ended November 30, 1997 to $114,808 for the three month period ended November 30, 1998. The increased costs were due primarily to an increase in compensation costs of approximately $5,000 and an increase in professional fees of $13,000. The increase in professional fees for both periods was in connection with the Company's ISO 9001 Certification, registering its 1993 Employee Stock Incentive Plan on Form S-8 with the Securities and Exchange Commission on August 3, 1998, the hiring of a new Sales Manager for Hydraulic Nozzles, and retaining a business development consultant.

Interest expense increased $5,611 from $37,164 for the nine month period ended November 30, 1997 to $42,775 for the nine months ended November 30, 1998. Interest expense increased $3,025 from $11,900 for the three month period ended November 30, 1997 to $14,925 for the three months ended November 30, 1998. The increase in interest expense is a result of a bank loan for the purchase of production equipment and increased borrowings under the line of credit.

For the nine months ended November 30, 1998 the Company had a net loss of $201,053 or $(0.05) per share as compared to earnings of $157,436 or $0.04 per share for the nine months ended November 30, 1997. For the three months ended November 30, 1998, the Company had a net loss of $109,890 or $(0.03) per share as compared to earnings of $85,616 or $.02 per share for the three months ended November 30, 1997. The decrease in earnings for both the nine month and three month periods were a result of the decrease in sales, and higher costs in the areas of research and product development and general and administrative costs.

Liquidity and Capital Resources
-------------------------------

The Company's working capital decreased $193,256 from $691,335 at February 28, 1998 to $498,079 at November 30, 1998. The Company's stockholders' equity decreased $199,733 from $278,557 on February 28, 1998 to $78,824 on November 30, 1998. The decrease in working capital and stockholders' equity was primarily a result of the net loss for the first and third quarters of fiscal year 1999.

The Company currently has a $150,000 revolving line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company. The Company has applied to increase the line of credit, and in the past has received short term loans from officers of the Company to cover short term cash deficiencies.

Although there can be no assurances, management believes that working capital generated by continuing operations and available line of credit will be sufficient to support the Company's working capital needs for the next twelve months based on anticipated sales levels.

Impact of Year 2000
-------------------

The Company has performed a thorough assessment to determine its readiness for the Year 2000 (Y2K). The results of this assessment have identified that the Company's accounting software and certain components of the internal computer network are not Y2K compliant. Accordingly, the Company has ordered and received new software that is Y2K compliant, and the Company has placed on order the necessary hardware upgrades for its internal computer network The Company has a detailed plan to evaluate these new systems and have them on-line by February 28, 1999. Both the software and hardware upgrades are "off-the-shelf" items, therefore there is minimal risk in these systems not performing. Expenditures to date have been $15,000, with an estimated additional expenditures of $10,000 expected.

As part of its assessment, the Company evaluated its phone, security, and manufacturing machinery and determined that all of these systems are Y2K compliant. The Company has also evaluated the software and hardware used in its products and determined that they are all Y2K compliant.

The Company is in the process of surveying its major suppliers for their Y2K readiness. Because all major components and materials used by the Company in the manufacture of its products are readily available from several suppliers, management considers this area to be of minimal risk.

The Company plans to complete all necessary purchases, installations, and evaluations by February 28, 1999. At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan based on the results of its findings at February 28, 1999.

This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

                           PART II - OTHER INFORMATION

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

Dated: January 15, 1999



                              SONO-TEK CORPORATION
                                  (Registrant)



By:      /s/ James L. Kehoe
         -------------------
         James L. Kehoe
         Chief Executive Officer


By:      /s/ Kathleen N. Martin
         ----------------------
         Kathleen N. Martin
         Treasurer & Chief Financial Officer