Form 10-K
period 1999-02-28
SONO TEK CORP
filed 1999-06-01
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 28, 1999 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,225,300 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $0.30.

         The Registrant had 6,281,667 shares of Common Stock outstanding as of May 28, 1999.

                                     PART I
ITEM 1   Business

(a)      General Development of Business.

Sono-Tek Corporation (the "Company" or "Sono-Tek") was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzles atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency (ultrasonic) vibrations which break liquids into minute drops that can be applied to surfaces at low velocity. The Company is continuously striving to improve the performance and versatility of its line of ultrasonic nozzles, as well as searching for new industry applications.

During Fiscal 1999, the Company signed an agreement with a large European manufacturer of pressure nozzles to begin selling the Company's line of ultrasonic nozzles from its sales offices throughout Europe, South America and Asia.

The Company's SonoFlux System, which applies a uniform coating of flux to printed circuit boards immediately prior to the components being soldered in place, was introduced to the market in 1991 and has become an industry leading product.

During Fiscal 1998, the Company developed and announced a complete family of liquid delivery products including a Gravity Feed System, a Syringe Pump, and multiple models of Gear Pumps and Pressure Reservoirs. These liquid delivery products enable customers to purchase a complete, fully integrated and tested spray solution from a single supplier. Also during Fiscal 1998, the Company announced the MCS Infinity System which is a precise, highly efficient spray coating system designed for general top-down spraying applications, and the MCS Accu Mist System which provides the ability to spray liquids to very small areas, either as discrete dots or continuous lines.

During Fiscal 1999, Sono-Tek also began distributing in the U.S. market a full range of pressure nozzles manufactured by a European company. Sono-Tek currently generates the majority of its revenues from sales of capital equipment, which is expensive and seldom requires replacement. Sales of pressure nozzles differ because they are commodity items, relatively inexpensive, and generate a continuous source of revenue because of their limited useful life.

On March 3, 1999, as part of the Company's plan to grow and diversify, the Company signed a non-binding letter of intent to acquire a local manufacturer of specialty equipment that produces cleaning, degreasing and vapor drying systems for the semiconductor, disk drive, and other high technology industries. The
Company believes this acquisition, if consummated, would complement the Company's core business including industry focus and manufacturing similarities. The Company also believes that significant efficiencies could be realized by integrating the operation of the two companies. The Company anticipates reporting this transaction on Form 8-K upon the execution of a definitive acquisition agreement.

On May 5, 1999, the Company released a Private Placement Memorandum to sell via a private placement 1,666,667 shares of the Company's common stock at a purchase price of $0.30 per share contingent upon consummation of the acquisition described above. The proceeds from this private placement will be used to fund the Company's acquisition as mentioned above, and for working capital purposes. In the event that the acquisition is not consummated, no shares will be issued and all funds will be refunded to the purchasers. The shares sold pursuant to this private placement will not have been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with the private placement, the Company has agreed to use its reasonable best efforts to cause the purchased shares to become registered under the Securities Act within 180 days of purchase.

(b)      Financial Information about Industry Segments.

During Fiscal 1999 the Company was engaged in one industry segment and line of business. All the products manufactured by the Company are based on the process of ultrasonic spraying.

(c)      Description of Business.

Background

The Company is engaged in the development, manufacture, and sale of ultrasonic liquid atomizing units consisting of a nozzle based on patented technology, an electrical power supply, and related hardware which atomizes low-to-medium viscosity liquids used in various spraying applications.

Ultrasonic nozzles break the liquid stream into a spray of minute drops by intense ultrasonic vibrations concentrated on the head of the nozzle called the "atomizing surface". The Company manufactures nozzles with atomizing surfaces that produce spray shapes to meet individual customer specifications. In addition, nozzles are made in different sizes and configurations to accommodate various flow rates and to meet the requirements of specific applications.

Ultrasonic nozzles produce a soft low-velocity spray of liquid which virtually eliminates overspray, thereby minimizing waste and loss to the surrounding environment. Ultrasonic nozzles are capable of spraying material in minute amounts on the order of one-millionth of a liter of liquid per second.

Ultrasonic nozzles typically have large passageways which makes them more resistant to clogging.

Marketing Overview

The SonoFlux System accounted for approximately 71% of the Company's sales during Fiscal 1999, 76% during Fiscal 1998, and 66% during Fiscal 1997. Nozzle systems accounted for 18%, 21% and 34% of sales, during those same years, respectively. Sales of the MCS Systems accounted for 9% of the Company's sales during Fiscal 1999, and 3% during Fiscal 1998. No single customer accounted for more than 10% of net sales in Fiscal 1998 and 1997. During Fiscal 1999 one customer, Delco Electronics, accounted for 17% of net sales.

The Company markets ultrasonic nozzles to customers requiring specialized applications of liquids to their products. A majority of sales leads are generated via direct mail advertising, advertisements and technical articles in trade journals, product news releases, participation in trade shows and seminars, and by responses to the Company's website. The majority of sales are made to end users who use ultrasonic nozzles in the manufacture of their own products, to original equipment manufacturers ("OEMs") who incorporate ultrasonic nozzles into their own products for resale, and to government, university, and private laboratories who use nozzle systems for research projects. The sales function of the Company's products is currently performed by six people located in the Company's facilities in Milton, New York.

The market for the SonoFlux product line is the Printed Circuit Board (PCB) assembly industry. For this product line, the Company utilizes the services of independent Manufacturer's Representatives ("Reps") in North America to augment its internal direct sales force. These Rep organizations are paid a commission on sales after the Company receives payment from the customer. The Company currently has seventeen such Rep organizations under contract with a total of approximately forty people performing direct sales.

In foreign markets, the Company uses Distributors to market the SonoFlux product line in certain European and Far Eastern countries. The Company currently has six such Distributor companies under contract.

Initial sales of the MCS Accu Mist and MCS Infinity Systems were made during Fiscal 1998 to companies for general top-down spraying applications. During Fiscal 1999 sales were made into applications such as BGA fluxing, spraying perfumes onto non-woven fabrics, spraying a mold release agent for a manufacturer of filters, and spraying plastic spheres used in the manufacture of touch-screens for flat panel displays. All MCS Systems consist of (i) a control module which provides power to the ultrasonic nozzle, liquid delivery, and electronic control and interface functions, (ii) an ultrasonic nozzle, and (iii) a vertical jet assembly which is available in a wide variety of designs to accommodate various spray widths. Each module is capable of spraying areas as narrow as 0.25 inches or as wide as one foot. Areas greater than one foot in width can be accommodated by grouping together as many individual modules as necessary. The Company anticipates this product will satisfy the requirements of a broad range of industrial applications.

In January 1998, the Company signed a distribution agreement with a European company and its subsidiaries in eleven countries covering parts of Europe, Asia and South America, to market and sell all Sono-Tek product lines except the SonoFlux System. There were approximately $36,000 in sales made through this company in Fiscal 1999.

Markets for the Company's Products

Nozzle Systems

The Company markets ultrasonic nozzles to customers requiring specialized applications of liquids to their products such as applying chemicals on silicon wafers in the production of integrated circuits, applying biochemical compounds to medical devices, spray drying of ceramics, lubrication, moisturization, and application of protective coatings to float glass.

The Company works with potential customers in industries which it believes can benefit from ultrasonic nozzles to meet specialized application requirements. The Company has been concentrating its efforts on establishing its presence in a number of different markets. (See "Product Development"). Currently, the Company's principal markets for its products are in the medical products, semiconductor manufacturing and electronics fabrication industries.

SonoFlux System

The SonoFlux System is attractive to the electronics industry because it significantly reduces the amount of flux consumed, the related emission of these materials to the environment, and the cost of disposing of waste flux.

MCS Infinity and MCS Accu Mist Systems

The MCS Infinity System is targeted for markets where surface areas ranging from several inches up to several feet need to be coated with a precise, low velocity spray. The initial markets being targeted for this system include non-woven fabrics, flat panel display manufacturing, and the spraying of mold release agents.

The MCS Accu Mist System is targeted for markets where the surface area to be coated is generally small, as low as a quarter of an inch. The initial market being targeted for this system involves the application of liquid solder flux to individual leads or connectors used in specialized electronic assembly areas.

The initial shipment of the Sono-Tek's MCS Infinity System occurred during Fiscal 1998.

Pressure Nozzles

During Fiscal 1999, the Company began distributing pressure nozzles in the U.S. market. These nozzles are manufactured by a leading European developer and manufacturer. Sales of pressure nozzles, which require frequent replacement and are relatively inexpensive, will help diversify the Company's product line and complement Sono-Tek's sales of capital equipment.

Product Development

For the Fiscal years ended February 28, 1999, 1998, and 1997, the Company expended approximately $488,000, $410,000, and $369,000, respectively on research and development. In addition to continuous improvement programs on nozzle systems and the SonoFlux 9500, these expenditures were incurred to develop (i) a photoresist application system for the semiconductor industry,
(ii) the MCS Accu Mist and MCS Infinity Systems, (iii) and a range of liquid delivery systems including a Gravity Feed System, a Syringe Pump, and multiple models of Gear Pumps and Pressure Reservoirs.

Management believes that the Company's long-term growth and stability is linked to the continuous development and release of products that provide total solutions to customer needs across a wide spectrum of industries, and advance the utility of the Company's core technology.

Nozzle Products

During the third quarter of Fiscal 1997, the Company introduced a new power supply, the Broadband Ultrasonic Generator, or the "BUG". This power supply provides a stable, frequency-locked electrical signal to the attached ultrasonic nozzle and is capable of driving all of the Company's nozzles.

SonoFlux System

The SonoFlux 9500 is based on the industry proven design utilizing Sono-Tek's patented spray assembly with a stationary ultrasonic nozzle and spray dispersion mechanism. This well-established technology has been combined with a flexible programmable logic controller to monitor and control all system functions. Any system parameter is easily changed using an operator keypad and LCD display. The controller also provides visual and audible warnings for system errors and alarms.

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

During Fiscal 1997, the SonoFlux System was tested and certified by an independent testing laboratory. The system passed all of the safety and other tests required to be "CE" compliant, which is a prerequisite to sell into the European market.

MCS Accu Mist System

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

The Company recognized the need to target the emerging industry application for selective soldering, and in Fiscal 1998, released the MCS Accu Mist System to address this need. The MCS Accu Mist incorporates an ultrasonic nozzle designed for low flow rates, together with a spray-shaping device to gently shape the spray from the nozzle into a precisely defined pattern whose width can be adjusted from 0.070 to 0.250 inches. Other attractive features of this system are that it is a non-contact process, and because of its low-energy nature, fragile components are completely shielded from any disturbance due to the spray.
The nozzle and spray shaping device can be mounted on any type of robotic arm, conveyor, or X-Y table. Patterns of virtually any shape can be produced. For example, discrete dots, containing only a few-tenths of a microliter of flux or continuous patterns, such as lines, can be deposited.

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

1. Syringe Pumps are the most precise of all liquid delivery methods, and are ideal for very low flow rates, including single shots down to the nanoliter (one-billionth of a liter) range.

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

Manufacturing

The Company currently employs twelve people for its manufacturing and quality control activities. The Company's manufacturing operations are located in one facility in the town of Milton, New York. As the Company expands its business by diversifying its product line, the Company may need to expand into a larger facility.

The Company's current manufacturing area consists of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, (iv) a system assembly area, and (v) a receiving and shipping area. The machine shop produces machined parts for nozzle systems, components for development projects and custom parts to satisfy unique customer requirements. During the fourth quarter of Fiscal 1998, the Company purchased new production equipment which has reduced production costs and improved quality. It is believed that all of these services could be obtained at numerous local machine shops if required.

The nozzle assembly and test area assembles the machined components of the nozzle with purchased crystals and electrodes, and after a visual inspection and aging period, subjects the nozzle to test procedures to assess its performance characteristics. In the electronics assembly area, assembled electronic circuit boards, pumps, and power supplies are mounted in sheet metal enclosures and wired to provide interconnections between the individual components and sub-assemblies. The circuit boards and the components that populate them, as well as the sheet metal components, are purchased from outside suppliers and are available from a wide range of suppliers throughout the world.

The system assembly area combines the assembled modules from the electronics assembly area, the assembled and tested ultrasonic nozzle, and additional sheet metal and wiring to complete SonoFlux systems, MCS Infinity Systems, Liquid Delivery Systems, and MCS Accu Mist Systems.

All raw materials used in the Company's products are readily available from many different domestic suppliers.

The Company provides a limited warranty on all of its products covering parts and labor for a period of one year from the date of sale.

The Company has begun to purchase for resale, pressure nozzles from a European manufacturer with whom the Company intends to enter into a U.S. distributor agreement. The Company began sales of the pressure nozzles manufactured by this European manufacturer in Fiscal 1999.

The Company maintains comprehensive general liability insurance in an amount which it believes is adequate for the nature of its operations.

The Company became ISO 9001 Registered in September 1998. Management believes that achieving this standard demonstrates a long-term commitment to the business and will provide a competitive edge in marketing. In addition to the high degree of quality implied by being ISO registered, the Company expects that such registration will discipline the Company in running its business and will stimulate continuous improvement.

Patents

The Company's business is based in part on the technology covered by eight United States patents held by the Company, two of which have expired with no material effect on the Company. Patent applications, based on the United States applications, covering fundamental aspects of the ultrasonic technology developed by the Company have been issued in several foreign jurisdictions. Two patents have expired and the rest will expire between now and December 2007. The Company's earliest patent on its central-bolt nozzle design, used in current product offerings, is due to expire in October 1999. The Company has been granted a patent on the spray assembly portion of its SonoFlux System, which will expire in June, 2010. There can be no assurance that the Company's existing patents will, if challenged, be upheld, or that any such patents will afford the necessary degree of patent protection with respect to the nozzle systems. Furthermore, due to the high cost of maintaining patents in several foreign jurisdictions, the Company decided not to maintain its patent protection in certain countries in which the Company believes the protection is no longer required. There can be no assurance that events will not occur which, as a result of the Company's failure to maintain its patent protection, would have a material adverse affect on the Company's sales in such foreign jurisdictions.

In addition, the Company may be unable, for financial or other reasons, to enforce its rights under its patents. The Company also relies on unpatented know-how in the production of its nozzle systems. Management is aware of one other company that has developed a nozzle that operates in a manner similar to the nozzle that is part of the Company's nozzle systems. This company has access to financial resources significantly greater than the Company's financial resources. There can be no assurance that this company will not develop additional nozzle designs and thus expand the applications of its nozzles. Moreover, technological advances have evolved in the nozzle industry and there can be no assurance that these companies or other entities with far greater resources and capabilities than the Company will not develop products competitive with or superior to the Company's nozzle system. (See "Competition").

Competition

Ultrasonic nozzles are sold primarily to customers that require specific performance characteristics which the Company believes are not attainable using competing methods such as pressure nozzles or other coating methods. At present, management is aware of only one other company that manufactures nozzles that operate in a manner similar to the Company's ultrasonic nozzle. Management believes this company offers a very limited range of ultrasonic products, has not introduced any new products in several years, and is rarely encountered by the Company's sales force. Management believes this company does not currently present any significant competition to the Company's products.

In the electronic fabrication area, the Company's SonoFlux System competes with spray fluxing systems from several other companies. Sono-Tek was a pioneer in this industry and has become one of the industry's leading suppliers of spray fluxing equipment. The Company has competed favorably against these companies in the past based on the ease-of-use, performance, and reliability of its equipment. Management believes that Sono-Tek also has a reputation in the industry of providing excellent customer support and service.

Although management believes that it has competed against such companies successfully in the past, there can be no assurance that the Company will be able to successfully compete against these Companies in the future.

The Company believes that a large market exists for industrial spray nozzles in the U.S. Sono-Tek competes with several well established companies in this market. Sono-Tek believes it will be able to compete effectively against these companies because it will offer a complete range of interchangeable products that are competitively priced. The Company also believes that it will be able to offer better customer support and service, be more flexible in offering custom products to satisfy unique customer requirements, be able to provide a better level of application engineering support, and provide complete "turn key" solutions which many customers find desirable.

Employees

As of May 28, 1999, the Company had 28 full-time employees. The Company believes that its relationship with its employees is good.


(d) Financial Information about Foreign and Domestic Operations and Export Sales

The Company has focused primarily on the North American market. In March 1998, the Company entered into an agreement with a European nozzle manufacturer to see its line of pressure nozzles in the U.S. The Company also utilizes independent sales representatives or sales representative companies throughout North America (including parts of Canada and Mexico) to sell SonoFlux equipment on a commission  basis.  During  Fiscal  1999,  1998 and 1997,  the sales to  foreign customers accounted for approximately $620,000, $435,000 and $679,000, respectively, or 17%, 12% and 22%, respectively, of total revenues.

(e)      Backlog

The backlog for the Company's products was approximately $115,000, $104,000 and $81,000 as of February 28, 1999, 1998 and 1997, respectively. The Company anticipates that it will ship all of its February 28, 1999 backlog during Fiscal 2000.

ITEM 2            Properties

The Company's offices, product development, manufacturing and assembly facilities are located in one building consisting of 13,200 square feet of space at 2012 Route 9W, Building 3, Milton, New York. The Company leased these facilities pursuant to a lease which expired January 31, 1997. The Company had an option at the end of the lease term to renew the lease for an additional five year period, but that option was not exercised. As of May 28, 1999 the Company has not signed a renewal lease agreement. The Company is making payments on a month-to-month basis equal to the amount that would have been required per month if the option had been exercised.

As the Company increases its sales of new products, and plans the acquisition of another manufacturing firm (see "General Development of Business" above), the Company may need to expand into a larger facility or to rent or lease additional space.

ITEM 3   Legal Proceedings

None

ITEM 4            Submission of Matters to a Vote of Security Holders
------

None

                                     PART II

ITEM 5     Market for Registrant's Common Equity and Related Stockholder Matters
------

(a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing quotations for the Company's Common Stock for the periods indicated as furnished by the National Quotations Bureau, Incorporated.

FISCAL YEAR ENDED                      FEBRUARY 28,                             FEBRUARY 28,
                                            1999                                     1998
                                            ----                                     ----
                                    HIGH             LOW                   HIGH               LOW
                                    ----             ---                   ----               ---
First Quarter                       $ 7/8            $ 1/2                 $ 3/8              $ 9/32
Second Quarter                       41/64             7/16                  7/16              17/64
Third Quarter                        15/32             7/32                    1                5/16
Fourth Quarter                        3/8              1/8                  13/16               1/2

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there is no established public trading market for the Company's Common Stock.

(b) As of May 28, 1999 there were 295 record holders of the Company's Common Stock.

(c) The Company has not paid any cash dividends on its Common Stock since its inception and intends to retain earnings, if any, for use in its business or for other corporate purposes.

ITEM 6   Selected Financial Data(1)

Year Ended                    02/28/99          02/28/98         02/28/97          02/29/96           02/28/95
----------                    --------          --------         --------          --------           --------
Net Sales                     $2,902,951        $3,570,379       $3,110,672        $2,747,891         $2,548,363
                              ==========        ==========       ==========        ==========         ==========

Net (Loss)Income              $ (810,702) (2)   $  252,047       $  152,639        $  155,078         $ (483,050)
                              ===========       ==========       ==========        ==========         ==========

Basic (Loss) Earnings
    Per Share                   $(0.18)           $0.06            $0.04             $0.04              $(0.12)
                                ======            =====            =====             =====              ======

Diluted (Loss) Earnings
    Per Share                   $(0.18)           $0.05            $0.03             $0.04              $(0.12)
                                ======            =====            =====             =====              ======

Cash Dividends                    None             None              None             None                None

Weighted Average
    Shares - Basic             4,386,799         4,376,064        4,204,913         4,204,913          3,873,146
                               =========         =========        =========         =========          =========

Weighted Average
    Shares - Diluted(3)        4,386,799         4,773,667        4,507,441         4,477,646          3,911,323
                               =========         =========        =========         =========          =========

Total Assets                  $1,335,649        $1,728,678       $1,251,868        $1,199,717         $1,211,161
                              ==========        ==========       ==========        ==========         ==========

Long-Term Liabilities         $   46,376(4)     $  585,898       $  576,722        $  668,082         $  775,816
                              ==========        ==========       ==========        ==========         ==========

(1) Should be read in conjunction with the Financial Statements and notes thereto.
(2) Upon conversion of $530,000 Subordinated Debt to equity, the Company expensed $354,280 of which $302,857 is due to the lowering of the conversion price from $.70 to $.30 and $51,423 is due to the value of the new warrants granted.
(3) Stock options for employees and outside consultants are antidilutive during Fiscal 1999 as a result of the net loss and therefore are not considered in the Diluted EPS calculation.
(4) The Long-Term Liabilities decreased in Fiscal 1999 due to the conversion of the Subordinated Convertible Debt of $530,000 to equity.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Federal Securities Laws. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; political, regulatory, competitive and technological developments affecting the Company's operations or the demand for its products; timely development and market acceptance of new products; adequacy of financing; capacity additions; and ability to enforce patents.
The Company undertakes no obligation to update publicly any forward-looking statement.

Capital Resources and Liquidity

On February 28, 1999 the Company had working capital of $272,916 and stockholders' equity of $398,682. This compares to working capital of $691,335 and stockholders' equity of $278,557 on February 28, 1998. The net decrease in working capital of $418,419 is due to a decrease in cash and cash equivalents and accounts receivable, partially offset by an increase in inventory. The net increase of $120,125 in the Company's stockholders' equity is a result of converting $530,000 of Convertible Secured Subordinated Promissory Notes to equity, net of the 1999 operating loss.

During Fiscal 1999 and 1998 the Company reduced its obligations on a bank loan by $46,253 and $94,173, respectively. The loan was paid off in full during Fiscal 1999. During Fiscal 1998 the Company obtained a $150,000 revolving line of credit which was increased in Fiscal 1999 to $300,000. The line of credit is collateralized by accounts receivable, inventory and all other personal property of the Company, and guaranteed by the CEO of the Company. As of May 28, 1999, the Company has used $250,948 from the line of credit.

Capital expenditures decreased during Fiscal 1999 to $44,000 from $95,000 during Fiscal 1998. The decrease was mainly due to the fact that the Company purchased a large piece of production equipment during Fiscal 1998. During Fiscal 1998 the Company entered into a collateralized $57,000 term loan agreement to purchase new production equipment. During Fiscal 1999, $9,204 was paid on the equipment loan.

The Company's Convertible Secured Subordinated Promissory Notes that were scheduled to mature on August 15, 2000 were converted under the Fourth Note Amendment Agreement dated February 26, 1999. This agreement provided for the reduction in the conversion price from $.65 per share to $.30 per share. The Noteholders received stock for the converted Notes and for the unpaid interest as of February 26, 1999. At the same time, the exercise price of the warrants was reduced from $1.50 per share to $.65 per share, and the expiration date of the warrants was extended to February 28, 2002.

Due to the losses incurred during Fiscal 1999, the Company was required to borrow on a short term basis from two officers of the Company. As of May 28, 1999, the balance owed the officers was $165,000. These losses also limited the Company's ability to pay trade creditors in a timely manner and make interest payments on the Convertible Secured Subordinated Promissory Notes.

As necessary, the Company plans on funding the operations by using the available borrowings under the current line of credit agreement and obtaining loans from shareholders (as required in the past).

Although there can be no assurances, management believes that the introduction of the MCS Accu Mist, MCS Infinity, and Liquid Delivery Systems, the additional sales channels for ultrasonic nozzles, and the sustained sales of the SonoFlux 9500 will lead to broader markets and increases in sales and profits, which will in turn allow the Company to meet its current obligations as they become due.

Results of Operations - 1999 Compared to 1998

The Company's sales decreased $667,428 or 19% from $3,570,379 for Fiscal 1998 to $2,902,951 for Fiscal 1999. The decrease in sales was a result of a decrease in unit sales of the Company's SonoFlux Systems and ultrasonic nozzles, partly offset by an increase in new product sales. Sales of fluxing systems decreased by $632,995 or 24% from $2,692,923 in Fiscal 1998 to $2,059,928 in Fiscal 1999.
The Company attributes the decrease in sales of this product to the excess of supply over demand in the electronics assembly industry for the last several months. Sales of the Company's nozzle systems decreased $233,113 or 31% from $760,197 in Fiscal 1998 to $527,084 in Fiscal 1999. This decrease was a result of lower sales and a decrease in nozzle repairs. During Fiscal 1999, new products accounted for $309,594 in sales or 10% of total sales.

The Company's cost of goods sold decreased $123,600 or 7% from $1,740,217 in Fiscal 1998 to $1,616,617 in Fiscal 1999. The decrease in cost of goods sold is a result of the decrease in sales of the Company's products, and the subsequent decrease in material costs partially offset by an increase in cost of goods sold related to new products. The gross profit margin decreased $543,828 or 30% from $1,830,162 in Fiscal 1998 to $1,286,334 in Fiscal 1999. The gross profit margin was 44% and 51% of sales for Fiscal 1999 and 1998, respectively. The decrease is attributable to the increases in personnel and benefit costs, including temporary employees, additional depreciation on production equipment purchased at the end of Fiscal 1998, and also to supplies needed to operate the new production equipment.

Research and product development costs increased $78,066 or 19% from $409,722 in Fiscal 1998 to $487,788 in Fiscal 1999. The increase is a result of additional staff to work on new product development.

General and administrative costs increased $102,563 or 26% from $395,954 in Fiscal 1998 to $498,517 in Fiscal 1999. The increase was a result of consulting expenses related to the planned acquisition and raising the capital necessary to consummate the transaction, a settlement to a former employee, and additional employee and benefit costs. In Fiscal 1999, the Company also recorded a non-cash charge of $354,280 associated with inducing Noteholders to convert their Convertible Secured Subordinated Promissory Notes.

Sales and marketing expense decreased $16,704 or 2% from $723,919 in Fiscal 1998 to $707,215 in Fiscal 1999. A decrease in commissions of $55,000, due to lower sales, was offset by approximately $72,000 in startup costs associated with expenses incurred in the distribution of pressure nozzles.

The Company's operating profit decreased $1,062,033 or 353% from $300,567 in Fiscal 1998 to a loss of $761,466 in Fiscal 1999. The decrease in operating profit is mainly a result of decreased sales of the Company's products, a non-cash charge associated with the conversion of the Convertible Secured Subordinated Promissory Notes of $354,280 and the additional expense of $72,000 related to start up activities associated with the sales of pressure nozzles.

Interest and other income increased $10,844 from $368 in Fiscal 1998 to $11,212 in Fiscal 1999. The Company enrolled in a reinvestment program with its bank, providing interest income on unused cash for a total of $3,000. The Company also recovered unclaimed customer credits of $8,000. Interest expense increased $11,560 or 24% from $48,888 in Fiscal 1998 to $60,448 in Fiscal 1999 due to interest incurred on a collateralized equipment term loan entered into in February 1998, and additional balances on the line of credit.

Inflation and changing prices did not have a material effect on the Company's operations in Fiscal 1998 or 1999.

Results of Operations - 1998 Compared to 1997

The Company's sales increased $459,707 or 15% from $3,110,672 for Fiscal 1997 to $3,570,379 for Fiscal 1998. The increase in sales resulted from an increase in unit sales of the Company's SonoFlux Systems partially offset by a decrease in sales of the Company's nozzle systems. Sales of the SonoFlux System increased $630,610 or 31% from $2,062,313 in Fiscal 1997 to $2,692,923 in Fiscal 1998. The
Company attributes the increase in sales of this product to the success of its newest generation of SonoFlux Systems the "9500". Sales of the Company's nozzle systems decreased $288,160 or 27% from $1,048,357 in Fiscal 1997 to $760,197 in Fiscal 1998 due to a decrease in nozzle repairs.

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

General and administrative expense increased $18,920 or 5% from $377,037 in Fiscal 1997 to $395,954 in Fiscal 1998 as a result of additional employee costs and professional fees.

Sales and marketing expense increased $93,625 or $15% from $630,295 in Fiscal 1997 to $723,919 in Fiscal 1998. The increase was due to commissions generated from higher sales.

The Company's operating profit increased $85,331 or 40% from $215,236 in Fiscal 1997 to $300,567 in Fiscal 1998. The increase in operating profit is a result of increased sales of the Company's products while keeping increases in overhead expenses to a minimum.

Interest and other income decreased $3,823 or 91% from $4,192 in Fiscal 1997 to $369 in Fiscal 1998. Interest expense decreased $17,901 or 27% from $66,789 in Fiscal 1997 to $48,888 in Fiscal 1998 due to monthly installment payments reducing the outstanding principal balances outstanding during Fiscal 1998 New equipment that was purchased during the 4th quarter was financed and had a negligible effect on Fiscal 1998 interest expense.

Inflation and changing prices did not have a material effect on the Company's operations in Fiscal 1998 or 1997.

Year 2000 Compliance

The Company has performed a thorough assessment to determine its readiness for the Year 2000 (Y2K). This assessment identified areas that needed to be modified, and resulted in the Company upgrading both hardware and software used internally.

As part of its assessment, the Company evaluated its phone, security and manufacturing machinery and determined that all of these systems are Y2K compliant. The Company has also evaluated the software and hardware used in its products and determined that they are Y2K compliant. The Company has surveyed its major suppliers for their Y2K readiness. Because all major components and materials used by the Company in the manufacture of its products are readily available from several suppliers, management considers this area to be of minimal risk.

At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan. The Company has incurred internal staff costs, as well as the expense to purchase additional hardware and software of approximately $25,000. The additional costs related to the Y2K compliance is approximately $10,000 and is not anticipated to have a material effect on the Company's business, results of operations or financial condition. Despite its efforts to survey its customers, suppliers and service providers, the Company cannot be certain as to the actual Y2K readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A           Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk related to changes in interest rates and, to a lesser extent foreign currency exchange rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 28, 1999, the effect on the Company's results of operations would approximate $3,000.

ITEM 8   Financial Statements and Supplementary Data

Financial information required by Item 8 is included elsewhere in this report. (See Part IV, Item 14.)

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III

ITEM 10  Directors and Executive Officers of the Registrant

         (a)      Identification of Directors

         Name                       Age     Position with the Company
         ----                       ---     -------------------------
         John J. Antretter          36      Director
         Harvey L. Berger           60      President and a Director
         Christopher L. Coccio      57      Director
         James L. Kehoe             52      Chairman, Chief Executive Officer and a Director
         Samuel Schwartz            79      Director
         J. Duncan Urquhart         45      Director

Mr. Antretter has been a Director of the Company since February 1999. Dr. Berger has been a Director of the Company since June 1975. Mr. Coccio has been a Director of the Company since June 1998. Mr. Kehoe has been a Director since June 1991. Mr. Schwartz has been a Director since August 1987. Mr. Urquhart has been a Director since September 1988.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years, and until their respective successors are duly elected and qualified. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Kehoe, Schwartz and Urquhart will be until the annual meeting to be held in 2000, and the term of Dr. Berger and Messrs. Antretter and Coccio will be until the annual meeting to be held in 1999, and in each case until their respective successors are elected and qualified.

(b)      Identification of Executive Officers

         Name                        Age    Position with the Company
         ----                        ---    -------------------------
         Harvey L. Berger            60     President and a Director
         James L. Kehoe              52     Chairman, Chief Executive Officer and a Director
         Kathleen N. Martin          46     Chief Financial Officer and Treasurer
         William J. McCormick        42     Vice President

Dr. Berger was Vice Chairman of the Board from March 1981 to September 1985. He was President from November 1981 to September 1984 and again became President in September 1985. From September 1986 to September 1988 he also served as Treasurer. Mr. Kehoe has served as Chairman since May 1999 and Chief Executive Officer since August 1993. Ms. Martin has served as Chief Financial Officer and Treasurer since November 1997. Mr. McCormick has served as Vice President since May 1999.

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

(c)      Identification of Certain Significant Employees

         Not applicable.

(d)      Family Relationships

         None.

(e)      Business Experience

JOHN J. ANTRETTER has been a consultant to the Company since November 1998, and a Director since February 1999. From January 1996 through September 1998, Mr. Antretter was Chairman and CEO of Technology Manufacturing & Design Inc. (TMD), an Austin, TX based contract electronics manufacturing firm. Prior to joining TMD, he was the CEO and a Director of Plasmaco, Inc., a developer of flat panel display systems from 1994 to 1996. In January 1996, Mr. Antretter negotiated the sale of Plasmaco to Panasonic. Mr. Antretter has additional experience in the venture capital and investment banking fields, and was a commercial lending officer for the Bank of New York. Mr. Antretter received his MBA from Fordham University in 1989.

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

CHRISTOPHER L. COCCIO has been a Director of the Company since June 1998. From 1964 to 1996 he held various management positions at General Electric Company. He received a B.S. from Stevens Institute of Technology, an M.S. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute. He is a consultant to the New York State Legislative Commission on Science and Technology.

JAMES L. KEHOE has been Chairman of the Board since May 1999, Director of the Company since June, 1991 and Chief Executive Officer of the Company since August 1993. Prior to that, he was President and Chief Executive Officer of Plasmaco, Inc., which he founded in 1987 and remained as President and CEO until 1993. Plasmaco is involved in the development and manufacture of AC plasma flat panel displays. Prior to founding Plasmaco, Mr. Kehoe was employed for twenty two years by International Business Machines Corporation where he held a variety of engineering and management positions.

KATHLEEN N. MARTIN has been the Chief Financial Officer and Treasurer of the Company since November 1997. From 1992 to 1997, Ms. Martin was employed by Plasmaco, Inc. where she served as Accounting Analyst and Controller. Ms. Martin has a B.A. in Mathematics from Hartwick College and a B.S. in Accounting from the State University of New York at New Paltz.

WILLIAM J. MC CORMICK has been Vice President of the Company since May 1999. He joined Sono-Tek in 1994 as a sales engineer. Since April 1995 he has been the Engineering Manager of the Company. Prior to joining Sono-Tek, Mr. McCormick worked for 13 years at IBM and Highland Manufacturing Company where he held various technical, sales, and management positions. He has over thirteen years of experience managing various business functions such as engineering, manufacturing, operations, sales, and finance. He has an Electronics Engineering Technology Degree from Ohio Institute of Technology, and is pursuing his MBA from SUNY at New Paltz.

SAMUEL SCHWARTZ has been a Director of the Company since August 1987 and was Chairman of the Board from February 1993 to May 1999. From 1959 to 1992 he was the Chairman and CEO of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.CH.E. from Rensselaer Polytechnic Institute in 1941 and a M.CH.E. from New York University in 1948.

J. DUNCAN URQUHART has been a Director of the Company since September 1988. Since January 1999 he has been a Consultant Associate with Resources Connection, which provides contract accounting services. From October 1997 to December 1998, Mr. Urquhart was Director of Business Operations at The Gun Parts Corporation, an international supplier of gun parts. Prior to his resignation from Sono-Tek in October 1997, he was Controller of the Company from January 1988, and Treasurer of the Company from September 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

Samuel Schwartz, a Director and beneficial owner of greater than 10% of the outstanding common stock of the Company, did not timely file a Form 4 with respect to certain shares of stock he acquired upon conversion of outstanding debt. Kathleen N. Martin, Chief Financial Officer and Treasurer did not timely file a Form 5 with respect to certain options granted by the Board of Directors.

ITEM 11  Executive Compensation

The following table sets forth the aggregate remuneration paid or accrued by the Company through February 28, 1999 for the Chief Executive Officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the fiscal year ended February 28, 1999.

                           SUMMARY COMPENSATION TABLE
                                                                             Long Term
                                         Annual Compensation               Compensation
Name and                                                                 Awards, Securities              All Other
Principal Position         Year       Salary ($)     Bonus ($)         Underlying Options (#)       Compensation ($)1
---------------------------------------------------------------------------------------------------------------------
James L. Kehoe             1999        $115,000         $0                           0                   $2,300
Chief Executive Officer    1998         102,000          0                     200,000                    1,244
                           1997          85,000          0                           0                      818

1 Dollar amounts are Company contributions under the SARSEP.

The following table sets forth information regarding option exercises during the fiscal year ended February 28, 1999, as well as any unexercised options held as of February 28, 1999 by each named executive.

                                                           Number of Securities Underlying   Value of Unexercised
                                                                 Unexercised Options         In the Money Options
                                   Shares                        at Fiscal Year End (#)      At Fiscal Year End ($)
                                Acquire on       Value
Name                            Exercise (#)   Realized ($)   Exercisable Unexercisable   Exercisable  Unexercisable
--------------------------------------------------------------------------------------------------------------------
Harvey L. Berger                      0            0             50,000            0           0           0
James L. Kehoe                        0            0            270,000            0           0           0
Kathleen N. Martin                    0            0              9,000       41,000           0           0
William J. McCormick                  0            0             20,000       30,000           0           0

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors has a Compensation Committee composed of Christopher L. Coccio, Samuel Schwartz and J. Duncan Urquhart, all Directors of the Company. However, the Compensation Committee serves an advisory function only. All decisions regarding compensation are made by the full Board of Directors, including Mr. Berger and Mr. Kehoe who could participate in decisions regarding the compensation of the Company's executive officers, including their own.

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

The following information is furnished as of May 28, 1999 to indicate beneficial ownership of the Company's Common Stock by each Director, by each executive officer, by all Directors and executive officers as a group and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if                      Amount
   more than 5%) of                    Beneficially
   Beneficial owner                       Owned               Percent
   ----------------                       -----               -------

Directors
     *John J. Antretter                 20,000(1)               **
     *Harvey L. Berger                 371,700(2)              4.8%
     *Christopher L. Coccio             15,000                  **
     *James L. Kehoe                   603,400(3)              7.8%
     *Samuel Schwartz                  786,609(4)             10.1%
     *J. Duncan Urquhart                10,000(5)               **

Executive Officer
     *Kathleen N. Martin                14,000(6)               **
     *William J. McCormick              25,000(7)               **

All Executive Officers and
      Directors as a Group           1,845,709(8)             23.8%

Additional 5% owners

     Herbert Spiegel                   514,692(9)              6.6%
     425 East 58th Street
     New York, NY 10022


*c/o Sono-Tek Corporation, 2012 Route 9W, Bldg. 3, Milton, NY  12547.

** Less than 1%

(1)  Includes options to purchase 20,000 shares under the 1993 Plan.

(2) Includes 4,000 shares in the name of Dr. Berger's wife and includes options to purchase 50,000 shares under the 1993 Plan.

(3) Includes options to purchase 270,000 shares under the 1993 Plan, plus warrants to purchase 300,000 shares awarded by the Board of Directors in May 1999.

(4) Includes 166,667 shares issued for the conversion of a convertible secured subordinated promissory note in the principle sum of $50,000 and 12,888 shares issued for accrued interest of $3,866 related to the note. Also assumes the exercise of a warrant Mr. Schwartz received upon conversion of a secured subordinated promissory note, which warrant is exercisable at $.65 per share for an additional 71,400 shares of Common Stock. Also includes warrants to purchase 300,000 shares awarded by the Board of Directors in May 1999.

(5) Includes options to purchase 10,000 shares granted in May 1999 under the 1993 Plan.

(6)  Includes options to purchase 9,000 shares under the 1993 Plan.

(7)  Includes options to purchase 20,000 shares under the 1993 Plan.

(8) Includes options to purchase 309,000 shares under the 1993 Plan, and 179,555 shares from the conversion of debt and interest and 71,400 shares from warrants in footnote 4 above, and warrants to purchase 600,000 shares awarded by the Board of Directors in May 1999.

(9) Includes 216,667 shares issued for the conversion of a convertible secured subordinated promissory note in the principle sum of $65,000 and 16,754 shares issued for accrued interest of $5,026 related to the note. Also assumes the exercise of a warrant Mr. Spiegel received upon conversion of a secured subordinated promissory note, which warrant is exercisable at $.65 per share for an additional 92,820 shares of Common Stock.

ITEM. 13 Certain Relationships and Related Transactions

On February 26, 1999 the Directors of the Company agreed to reduce the conversion price of the Convertible Secured Subordinated Promissory Notes from $0.70 per common share to $0.30 per common share. In addition to changing the conversion price of the Notes, the Directors also extended the term of the Warrants from August 15, 2000 to February 28, 2002, adjusted the exercise price from $1.50 per share to $0.65 per share, provided that if the Company's common stock trades at a price greater than $1.95 per share for a period of thirty consecutive trading days, the Company can force the exercise of the Warrants within ninety days of providing notice to the holder, and obtained a waiver of all events and prospective events of default. Samuel Schwartz agreed to convert $50,000 in principal and $3,866 in interest into 179,555 shares of common stock, and Herbert Spiegel agreed to convert $65,000 in principal and $5,026 in interest into 233,421 shares of common stock. As a result of the conversion, the Company recorded a non-cash charge of $302,857 due to the lowered conversion price, and a non-cash charge of $51,423 due to the lowered warrant price.

During Fiscal 1999 Samuel Schwartz and James L. Kehoe loaned the Company a total of $88,000 that was not repaid at February 28, 1999. The demand loans carried an interest rate of prime plus 2% (9.75% at February 28, 1999). Subsequent to year end, Messrs. Schwartz and Kehoe loaned an additional $77,000 to the Company. In May 1999, the Board of Directors awarded each of them warrants to purchase 300,000 shares of the Company's common stock.

                                  PART IV

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The financial statements and schedules listed in the accompanying "Index to Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.  Description
3(a)4    Certificate of Incorporation of the Company and all amendments thereto.
3(b)1    By-laws of the Company as amended.
4(a)4    Form of Convertible Note.
4(b)3    Form of Warrant.
4(c)3    Master Security Agreement.
4(d) The Company agrees to furnish a copy of the equipment loan referred to in the Company's financial statements to the Commission upon request.
4(e)6    Form of 1995 Amendment to Convertible Note.
4(f)7    Form of 1996 Amendment to Convertible Note.
4(g)9    Form of 1997 Amendment to Convertible Note
4(h)8    Letter agreement between the Company and The Bank of New York.
4(i)     Form of 1999 Amendment to Convertible Note.
4(j)     Mr. Kehoe's Personal Guarantee for the Bank of New York.
*10(a)4 Employment Agreement dated October 14, 1993 between the Company and Dr. Harvey L. Berger.
10(b)2   Lease for the Company's facilities in Milton, NY dated July 19, 1991.
10(c)2   Amendment No. 1 to Milton, NY lease dated December 27, 1991.
10(d)4   Amendment No. 2 to Milton, NY lease dated January 22, 1992.
*10(e)5  1993 Stock Incentive Plan as amended.
10(f)    Bank of New York Line of Credit.
23(a)    Independent Auditors' Consent.
27.1     Financial Data Schedule. EDGAR filing only.

* Management Contract or Compensatory Plan.

1 Incorporated herein by reference to exhibit 2 to Amendment No. 1 to Form 8-A, SEC file #0-16035.

2 Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 1992.

3 Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1993.

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

9 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1997.

(b)      Reports on Form 8-K.
         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SONO-TEK CORPORATION

                                    FORM 10-K

                                ITEMS 8 AND 14(d)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 28, 1999



INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS (ITEM 8):

              Balance Sheets at February 28, 1999 and February 28, 1998

              Statements of Operations
                 For the Years Ended February 28, 1999, 1998 and 1997

              Statements of Stockholders' Equity (Deficiency)
                 For the Years Ended February 28, 1999, 1998 and 1997

              Statements of Cash Flows
                 For the Years Ended February 28, 1999, 1998 and 1997

              Notes to the Financial Statements



FINANCIAL STATEMENTS SCHEDULE (ITEM 14(d) SCHEDULE INCLUDED):

              Schedule II - Valuation and Qualifying Accounts

              All other schedules have been omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
Sono-Tek Corporation
Milton, New York

We have audited the accompanying balance sheets of Sono-Tek Corporation (the "Company") as of February 28, 1999 and 1998 and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended February 28, 1999. Our audits also included the financial statement schedule listed in the index at item 14d. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended February 28, 1999 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP
Stamford, CT
May 5, 1999 (May 13, 1999 as to Note 16)

                              SONO-TEK CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                                                                   February 28,
                                                                        -------------------------------
                                                                            1999                 1998
                                                                            ----                 ----
Current Assets
     Cash and cash equivalents                                             $70,051             $113,759
     Accounts receivable (less allowance of $6,000 and $1,000
         in 1999 and 1998, respectively)                                   264,217              810,560
     Inventories - (Note 3)                                                787,200              615,459
     Prepaid expenses and other current assets                              42,039               15,780
                                                                         ---------            ---------
                  Total current assets                                   1,163,507            1,555,558

Equipment and furnishings (less accumulated depreciation and amortization of $407,486 and $369,398 in 1999 and 1998,
     respectively) (Note 4)                                                127,892              122,016

Patents and patents pending (less accumulated amortization
     of $78,697 and $123,930 in 1999 and 1998, respectively)                38,333               45,187

Other assets                                                                 5,917                5,917
                                                                         ---------            ---------
TOTAL ASSETS                                                            $1,335,649           $1,728,678
                                                                        ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt (Note 6)                         $10,503              $55,438
     Short term loans-related parties (Note 13)                             88,000                    -
     Revolving Line of Credit (Note 5)                                     199,948               50,000
     Accounts payable                                                      324,192              405,009
     Accrued expenses (Note 7)                                             267,948              353,776
                                                                        ----------            ----------
                  Total current liabilities                                890,591              864,223
                                                                        ----------            ---------

Long term debt, less current maturities (Note 6)                            37,293              577,815
Noncurrent rent payable                                                      9,083                8,083
                                                                        ----------            ---------
                  Total liabilities                                        936,967            1,450,121
                                                                        ----------            ---------

Commitments and Contingencies (Note 8)                                           -                    -

Stockholders' Equity
     Common stock, $.01 par value;  12,000,000 shares authorized,
       6,281,667 and 4,374,387 issued and outstanding in 1999
       and 1998, respectively                                               62,817               43,744
     Additional paid-in capital                                          4,735,975            3,824,221
     Accumulated deficit                                                (4,400,110)          (3,589,408)
                                                                        ----------           ----------
                  Total stockholders' equity                               398,682              278,557
                                                                        ----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,335,649           $1,728,678
                                                                        ==========           ==========

                               See notes to financial statements.

                              SONO-TEK CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                               Years Ended February 28,
                                                                   --------------------------------------------------
                                                                     1999                1998                 1997
                                                                     ----                ----                 ----

Net Sales (Note 14)                                                $2,902,951          $3,570,379          $3,110,672
Cost of Goods Sold                                                  1,616,617           1,740,217           1,518,971
                                                                    ---------           ---------           ---------
                  Gross Profit                                      1,286,334           1,830,162           1,591,701
                                                                    ---------           ---------           ---------

Operating Expenses
     Research and product development
      expenses                                                        487,788             409,722             369,133
     Marketing and selling expenses                                   707,215             723,919             630,295
     General and administrative expenses                              498,517             395,954             377,037
     Non-cash charge for conversion of debt (Note 10)                 354,280                   -                   -
                                                                    ---------           ---------           ---------
                  Total Operating Expenses                          2,047,800           1,529,595           1,376,465
                                                                    ---------           ---------           ---------

Operating (Loss) Income                                              (761,466)            300,567             215,236

Interest Expense                                                      (60,448)            (48,888)            (66,789)

Interest and Other Income                                              11,212                 368               4,192
                                                                     --------            --------            --------
(Loss) Income Before Income Taxes                                    (810,702)            252,047             152,639

Income Tax Expense (Note 9)                                                 -                   -                   -
                                                                     --------            --------            --------

Net (Loss) Income                                                   $(810,702)           $252,047            $152,639
                                                                    =========            ========            ========


Basic (Loss) Earnings Per Share                                       ($0.18)              $0.06              $0.04
                                                                       ======              =====              =====

Diluted (Loss) Earnings Per Share                                     ($0.18)              $0.05              $0.03
                                                                       ======              =====              =====


Weighted Average Shares - Basic                                     4,386,799           4,346,064           4,204,913
                                                                    =========           =========           =========

Weighted Average Shares - Diluted                                   4,386,799           4,773,667           4,507,441
                                                                    =========           =========           =========

                                       See notes to financial statements.

                              SONO-TEK CORPORATION

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                  YEARS ENDED FEBRUARY 28, 1999, 1998 and 1997


                                        Common Stock                                                           Total
                                       Par Value $.01              Additional                              Stockholders'
                                     -----------------------        Paid-In            Accumulated            Equity
                                     Shares        Amount           Capital              Deficit           (Deficiency)
                                     ------        ------           -------              -------           ------------

Balance - March 1, 1996             4,204,913        $42,049       $3,758,128         $(3,994,094)          $(193,917)

Net Income                                  -              -                -             152,639             152,639
                                    ---------        -------       ----------         -----------           ---------
Balance - February 28, 1997         4,204,913         42,049        3,758,128          (3,841,455)            (41,278)

Issuance of common stock              169,474          1,695           66,093                   -              67,788

Net Income                                  -              -                -             252,047             252,047
                                    ---------        -------       ----------         -----------           ---------
Balance - February 28, 1998         4,374,387         43,744        3,824,221          (3,589,408)            278,557

Issuance of common stock                4,000             40            1,280                   -               1,320

Subordinated Debt conversion        1,766,667         17,667          866,613                   -             884,280

Interest conversion                   136,613          1,366           39,618                   -              40,984

Non-employee stock option                   -              -            4,243                   -               4,243

Net Loss                                    -              -                -            (810,702)           (810,702)
                                    ---------        -------       ----------         -----------            --------
Balance - February 28, 1999         6,281,667        $62,817       $4,735,975         $(4,400,110)           $398,682
                                    =========        =======       ==========         ===========            ========

                        See notes to financial statements.

                              SONO-TEK CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                 Years Ended February 28,
                                                                   --------------------------------------------------
                                                                       1999                1998                1997
                                                                       ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income                                               $(810,702)           $252,047            $152,639
    Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
          Non-cash charge for conversion of debt                      354,280                   -                   -
          Non-cash charge for stock options                             4,243                   -                   -
          Depreciation and amortization                                44,941              37,182              61,298
          Provision (benefit) for doubtful accounts                     5,000             (34,814)             11,500
          (Increase) decrease in:
              Accounts receivable                                     541,343            (244,368)            (75,135)
              Inventories                                            (171,741)           (146,218)              8,140
              Prepaid expenses and other current assets               (26,258)             (1,131)             (3,607)
              Other assets                                                  -              13,564                   -
          Increase (decrease) in:
              Accounts payable and accrued expenses                  (125,661)            204,518              25,281
              Non-current rent payable                                  1,000               7,417              (9,551)
                                                                    ---------            --------            --------
       Net Cash (Used In) Provided by Operating Activities           (183,555)             88,197             170,565
                                                                    ----------           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES-
   Purchase of equipment and furnishings                              (43,964)            (95,011)            (15,634)
                                                                     --------            --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of notes and obligations payable -
    professional fees                                                       -                   -             (18,472)
   Repayments of notes payable - lease termination                          -                   -             (23,339)
   Payments on capital leases                                               -                   -              (1,753)
   Repayments of note payable, bank                                   (46,253)            (94,173)            (72,654)
   Repayments of equipment loan                                        (9,204)                  -                   -
   Proceeds from revolving line of credit                             149,948              50,000                   -
   Proceeds from equipment loan                                             -              57,000                   -
   Proceeds from short term loans-related parties                      88,000                   -                   -
   Proceeds from sale of common stock                                   1,320                   -                   -
                                                                      -------             -------            --------
       Net Cash Provided by (Used in) Financing Activities            183,811              12,827            (116,218)
                                                                      -------             -------            --------

NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                              (43,708)              6,013              38,713

CASH AND CASH EQUIVALENTS
   Beginning of year                                                  113,759             107,746              69,033
                                                                      -------            --------            --------
   End of year                                                        $70,051            $113,759            $107,746
                                                                      =======            ========            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                      $17,960             $29,208             $51,419
                                                                      =======             =======             =======
   Non-cash exchange of accrued interest
    for common stock (Note 10)                                        $40,984             $67,788                   -
                                                                      =======             =======             =======
   Conversion of debt to equity (Note 10)                            $884,280                   -                   -
                                                                      =======             =======             =======

                                       See notes to financial statements.

                              SONO-TEK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED FEBRUARY 28, 1999, 1998 AND 1997

1.       BUSINESS DESCRIPTION

         The Company was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency (ultrasonic) vibrations which break liquids into minute drops that can be applied to surfaces at low velocity.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with maturities of 90 days or less.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods. Consignment goods are spare parts used by outside sales representatives for emergency repairs performed on customer's equipment.

         Equipment and Furnishings - Equipment and furnishings are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets which range from five to ten years.

         Product Warranty - Expected future product warranty expense is recorded when the product is sold.

         Patent and Patent Pending Costs - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations.

         Research and Product Development Expenses - Research and product development expenses represent engineering and other expenditures incurred for developing new products, for refining the Company's existing products and for developing systems to meet unique customer specifications for potential orders or for new industry applications and are expensed as incurred. Engineering costs directly applicable to the manufacture of existing products are included in cost of goods sold.

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

         Earnings (Loss) Per Share - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method. The convertible secured subordinated promissory notes and related warrants (see Note 6) were antidilutive and therefore are not considered for the Diluted EPS calculations.

         Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 1999, 1998 and 1997 was $110,805, $113,153, and $102,439, respectively.

         Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

         Stock-Based Employee Compensation - The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the Financial Accounting Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". Under SFAS 123, the Company will continue to apply the provisions of APB 25 to its stock-based employee compensation arrangements, and is only required to supplement its financial statements with additional proforma disclosures.

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

3.       INVENTORIES

         Inventories consist of the following:

                                                        February 28,
                                              -------------------------------
                                                1999                   1998
                                                ----                   ----
                    Raw Materials             $591,536               $281,467
                    Work-in-process             56,119                160,450
                    Consignment                 10,868                      -
                    Finished Goods             128,677                173,542
                                               -------                -------
                                              $787,200               $615,459
                                              ========               ========

4.       EQUIPMENT AND FURNISHINGS

         Equipment and furnishings consist of the following:

                                                              February 28,
                                                     ------------------------------
                                                       1999                  1998
                                                       ----                  ----
                    Laboratory equipment             $ 79,441              $ 77,436
                    Machinery and equipment           324,444               289,576
                    Furniture and fixtures            131,493               124,402
                                                     --------              --------
                    Totals                            535,378               491,414
                    Less:  accumulated depreciation  (407,486)             (369,398)
                                                     --------              --------
                                                     $127,892              $122,016
                                                     ========              ========

5.       REVOLVING LINE OF CREDIT
         On January 2, 1998, the Company received a $150,000 line of credit which carries an interest rate of prime plus 2% (9.75% at February 28,
         1999). On February 15, 1999, the line of credit was restructured and increased to $300,000. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the CEO of the Company. The line of credit is payable on demand. As of February 28, 1999 and 1998, the balance was $199,948 and $50,000 respectively.

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                February 28,
                                                                                      -------------------------------
                                                                                        1999                   1998
                                                                                        ----                   ----

           Note payable, bank, collateralized by accounts receivable,  inventory and all other personal property of the Company.  As modified in May
             1996,  the note was  payable  in  monthly  installments,  including interest at 2% over the bank's  prime rate  (10.5% at February  28,
             1998), of $7,500.  The weighted average interest rate was 10.5% and
             10.4% during Fiscal 1999 and 1998, respectively.  The loan was personally guaranteed by the Company's President and a former
             Chairman and Chief Executive Officer of the Company.  The note was
             paid off in August 1998.                                                        -                 46,253

           Convertible  secured  subordinated  promissory notes, as amended with individuals,  collateralized by all of the personal property of the
             Company,  and  subordinate  to the note  payable to the bank or any successor  credit  facility up to $1,500,000.  Payable in quarterly installments  of interest at 1/2% under the prime rate in effect on
             August 15 of each year until  maturity on August 15,  2000.  In the original note,  each $1,000 portion of these notes was  convertible into  1,428  common  shares of the  Company  and a  warrant,  which expired in August 2000, to purchase an  additional  1,428 shares of common stock at $1.50 a share.  During Fiscal 1999, the Company was in default of the  agreement  for failure to pay interest when due.
             On February 26, 1999 the Note was amended to reduce the  conversion price from $0.70 to $0.30,  and the noteholders  converted.  At the same time the warrants were extended to February 28, 2002,  and the price was  reduced  to $0.65 per share (see Note 11).  These  notes
             included $50,000 issued to the Company's former Chairman of the Board.          -                530,000

           Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of $1,225, including interest at 2%
             over the bank's prime rate (9.75% at February 28, 1999).                   47,796                 57,000
                                                                                       -------               --------
                           Total long term debt                                         47,796                633,253

                           Due within one year                                         (10,503)               (55,438)
                                                                                       -------               --------
                           Due after one year                                          $37,293               $577,815
                                                                                       =======               ========

         Long-term debt is payable as follows (as of February 28, 1999):

                February 28, 2000            $10,503
                February 28, 2001             11,574
                February 28, 2002             12,754
                February 29, 2003             12,965
                                             -------
                                             $47,796
                                             =======

         Management believes that the fair value of the debt payable to the bank approximates its carrying value because of the variable interest rate on the loan. Management does not believe it is practical to determine the fair value of the convertible secured subordinated promissory notes as there are no similar notes to compare them to. As of February 28, 1999 the Company was in compliance with the terms of the covenants related to the bank loan.

7.       ACCRUED EXPENSES

         Accrued expenses consist of the following:
                                                         February 28,
                                               -------------------------------
                                                 1999                   1998
                                                 ----                   ----
                  Professional fees            $ 93,076               $ 88,576
                  Estimated warranty costs       17,800                 30,250
                  Accrued compensation          120,203                137,068
                  Accrued commissions             5,593                 70,480
                  Accrued interest                1,364                 20,253
                  Accrued claim                  25,000                      -
                  Other accrued expenses          4,912                  7,149
                                                -------               --------
                                               $267,948               $353,776
                                               ========               ========

8.       COMMITMENTS AND CONTINGENCIES

         Litigation - During the normal course of business the Company is involved in various routine legal matters. The Company believes the outcome of these matters will not have a material adverse effect on the Company's financial statements.

         Leases - The Company leases an office and manufacturing facility under a lease that expired in January 1997. The lease provided for a five year renewal option at annual rentals varying from $65,000 to $78,000, but that option was not exercised. The Company is making payments on a month-to-month basis equal to the amount that would have been required per month if the option had been exercised.

         Rent expense was approximately $73,000, $73,000, and $61,000 for the years ended February 28, 1999, 1998, and 1997, respectively.

9.       INCOME TAXES

         The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

                                                                               February 28,
                                                   ------------------------------------------------------------------
                                                      1999       %             1998      %             1997        %
                                                      ----       -             ----      -             ----        -
              Computed tax (benefit)
              expense at maximum rate              ($275,639)  (34.0)        $85,700    34.0         $52,700     34.0

              Permanent differences                    2,574      .3           1,330      .5               -        -
              Tax effect of debt
                  conversion costs                   121,898    15.0               -     -                 -        -
              Change in valuation
                  allowance for tax
                  effect of operating
                  loss carryforwards                 151,167    18.7         (87,030)  (34.5)        (52,700)   (34.0)
                                                     -------                 -------    ----         -------     ----
              Provision for
                  income taxes                     $      -        -         $     -       -         $     -        -
                                                   ========    =====         =======    ====         =======     ====

         The net deferred tax asset is comprised of the following:

                                                                                  February 28,
                                                                     -------------------------------------
                                                                         1999                       1998
                                                                         ----                       ----
              Allowance for doubtful accounts                         $    2,000                $        0
              Accumulated depreciation                                    24,000                    24,000
              Accumulated amortization                                     8,000                     8,000
              Inventory                                                   52,000                    19,000
              Noncurrent rent payable                                      4,000                     3,000
              Accrued vacation                                            10,000                    11,000
              Accrued expenses                                            60,000                    57,000
              Operating loss carryforwards                             1,452,000                 1,283,000
                                                                       ---------                 ---------

              Net deferred tax assets before
                           valuation allowance                         1,612,000                 1,405,000
              Deferred tax asset valuation allowance                  (1,612,000)               (1,405,000)
                                                                       ---------                 ----------

              Net deferred tax asset                                  $       -                 $        -
                                                                      ==========                ==========

         The change in the valuation allowance was $207,000 and ($123,000) for the years ended February 28, 1999 and 1998, respectively.

         At February 28, 1999, the Company has available operating loss carryforwards of approximately $3,632,000 for income tax purposes which expire between 2001 and 2019.

10.      CAPITAL STOCK

         On April 30, 1997, the Company reached an agreement with the holders of $530,000 of secured convertible secured subordinated promissory notes, whereby they agreed to, among other things, accept 169,474 shares of the Company's Common Stock as payment for the total amount of interest due as of February 28, 1997 of $67,788. During Fiscal 1999, as part of the Fourth Note Amendment Agreement, the Noteholders agreed to convert $530,000 of convertible secured subordinated promissory notes on February 26, 1999 into 1,766,667 shares of the Company's Common Stock. Also, as part of the Fourth Note Agreement, the Noteholders received 136,613 shares of the Company's Common Stock as payment for the total amount of interest due as of February 26, 1999. The Agreement lowered the conversion price from $.70 per share to $.30 per share. This resulted in a non-cash charge of $302,857 to earnings for Fiscal 1999. An additional non-cash charge of $51,423 was the result of the lowering of the warrant exercise price from $1.50 per share to $.65 per share (see Note 11).

11.      STOCK OPTIONS AND WARRANTS

         Stock Options - Under the 1993 Stock Incentive Plan, ("1993 Plan") options can be granted to officers, directors, consultants and employees to purchase up to 750,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2003.

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

         During Fiscal 1999, the Company granted options for 172,500 shares exercisable at between $.38 per share and $.60 per share to qualified employees, and 20,000 shares exercisable at $.30 per share to a consultant of the Company. During Fiscal 1999 compensation expense of $4,243 was recognized based on the fair value of fully vested options granted to non-employees. During Fiscal 1998, the Company granted options for 299,000 shares exercisable at between $.37 per share and $.82 per share to qualified employees. During Fiscal 1997, the Company granted to qualified employees 17,500 shares exercisable at $.78 per share and 5,124 shares, exercisable at $.625 per share to outside consultants.

         A summary of the 1993 Plan activity for the three year period ended February 28, 1999 is as follows:

                                                       Stock Options                        Exercise Price
                                            Outstanding             Exercisable      Outstanding      Exercisable
                                            -----------             -----------      -----------      -----------
         Balance -March 1, 1996                    283,500            131,450          $ .37            $ .37
         Granted - Fiscal 1997                      22,624                               .74
         Canceled - Fiscal 1997                     (2,500)                              .38)
                                                   -------            -------          -----            -----
         Balance - February 28, 1997               303,624            221,544            .40              .35
         Granted Fiscal 1998                       299,000                               .42
         Canceled Fiscal 1998                      (45,000)                             (.52)
                                                   -------            -------          -----            -----
         Balance - February 28, 1998               557,624            457,875            .40              .38
         Granted Fiscal 1999                       192,500                               .55
         Canceled Fiscal 1999                      (43,500)                             (.39)
         Exercised Fiscal 1999                      (4,000)                             (.33)
                                                   -------                             -----
         Balance - February 28, 1999               702,624            512,049          $ .44            $ .39
                                                   =======            =======          =====            =====

         The fair value of options granted under the Company's fixed stock option plans during Fiscal 1999, 1998 and 1997 were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 83%, 75% and 60% in Fiscal 1999, 1998 and 1997, respectively, risk free interest rate of approximately 5.25%, 6% and 6.3% in Fiscal 1999, 1998 and 1997, respectively, and expected lives of option grants of approximately five years.

         The estimated fair value of options granted during Fiscal 1999, 1998 and 1997 were $.25 per share, $.17 per share and $.20 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended February 28, 1999, 1998 and 1997 would have been changed to the pro forma amounts indicated below:

                                                      1999            1998               1997
                                                      ----            ----               ----
         Net (Loss)Income:
                As reported                        $(810,702)       $252,047           $152,639
                Pro forma                          $(882,675)       $210,896           $147,229
         Basic earnings (loss) per share:
                As reported                          $(.18)           $.06               $.04
                Pro forma                            $(.20)           $.05               $.04

         Diluted earnings (loss) per share (see Note 12):
                As reported                          $(.18)           $.05               $.03
                Pro forma                            $(.20)           $.04               $.03

         Warrants - In connection with the conversion of the Convertible Secured Subordinated Promissory Notes (see Note 6), on February 26, 1999 the Company modified the terms of the original detachable stock warrants reducing the exercise price from $1.50 per share to $0.65 per share. After conversion of the note, there are 756,840 warrants outstanding. The estimated fair value of these warrants at the date issued was $0.07 per share using the minimum value options-pricing model and assumptions similar to those used for valuing the Company's stock options as described above, except the expected lives of the warrants is two years. A non-cash charge for conversion of debt of $51,423 was recorded in connection with the issuance of these warrants.

12.      EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                      February 28,
                                                                   -----------------------------------------------
                                                                       1999              1998                1997
                                                                       ----              ----                ----
         Numerator-
           Numerator for basic and diluted earnings
              (loss) per share - net (loss) income                  $(810,702)        $252,047            $152,639
                                                                    ==========        ========            ========

         Denominator:
           Denominator for basic earnings (loss) per
               share -weighted average shares                       4,386,799        4,346,064           4,204,913
           Effects of dilutive securities:
              Stock options for employees
              and outside consultants                                       0*         427,603             302,528
                                                                    ---------        ---------          ----------

           Denominator for diluted earnings (loss)
              per share                                             4,386,799**      4,773,667**         4,507,441**
                                                                    =========        =========           =========

         Basic Earnings (Loss) Per Share                             $(.18)             $.06               $.04
                                                                     ======             ====               ====

         Diluted Earnings (Loss) Per Share                           $(.18)***          $.05***            $.03***
                                                                     ======             ====               ====

         * Stock options for employees and outside consultants are antidilutive during Fiscal 1999 as a result of the net loss and therefore are not considered in the Diluted EPS calculation.

         **The effect of considering the warrants issued in connection with the debt conversion during Fiscal 1999 (see Notes 6 and 11) at February 28, 1999 and the convertible secured subordinated promissory notes and related warrants (see Notes 6 and 11) at February 28, 1998 and 1997 are antidilutive and therefore not considered for the diluted (loss) earnings per share calculations.

         ***Under the assumption that stock options and warrants were not antidilutive as described in * and **, the denominator for diluted earnings (loss) per share would be 5,766,578, 5,530,507, and 5,264,281 at February 28, 1999, 1998 and 1997, respectively.


13.      RELATED PARTY TRANSACTIONS

         Short term loans - related parties - From time to time the Company has required short term loans to meet its cash requirements. All of these loans have been provided by two Board members of the Company, one of which is an officer, at the rate of prime plus 2% (9.75% at February 28, 1999). As of February 28, 1999 the amount outstanding was $88,000. During Fiscal 1999, interest expense relating to these loans was $1,354.

         Consulting agreement - At February 28, 1999 and February 28, 1998, accounts payable includes a liability for prior years' consulting fees to the Company's former Chairman of the Board of $69,076 recorded from 1993 to 1996.

14.      SIGNIFICANT CUSTOMERS AND FOREIGN SALES

         For the year ended February 28,1999 one customer accounted for 17% of sales. At February 28, 1999, this customer accounted for 29% of trade receivables. No single customer accounted for more than 10% of sales or trade receivables for the years ended February 28, 1998 and February 28, 1997.

         Export sales to customers located outside the United States were approximately as follows:


                                                                                 February 28,
                                                         ------------------------------------------------------------
                                                           1999                      1998                      1997
                                                           ----                      ----                      ----
             Western Europe                              $235,000                  $ 41,000                  $399,000
                   Far East                               100,000                   163,000                   164,000
                      Other                               285,000                   231,000                   116,000
                                                          -------                   -------                   -------
                                                         $620,000                  $435,000                  $679,000
                                                         ========                  ========                  ========

15.      FINANCIAL CONSIDERATIONS AND MANAGEMENT'S PLANS

         The Company incurred a net loss during Fiscal 1999 of $810,702, consisting of a loss from operations and a non-cash charge of $354,280 resulting from the conversion of the Convertible Secured Subordinated Promissory Note to equity. The operating loss was a result of lower sales stemming from a down turn in the capital goods market in the electronics industry. In response to the loss, the Company initiated a series of cost reductions, lowered interest expense by converting the Convertible Secured Subordinated Promissory Notes, and increased its efforts to expand the customer base outside of the electronics market. Management also anticipates the acquisition of a company that manufactures cleaning, rinsing and drying systems for the semiconductor, disk drive, precision parts manufacturing, and flat panel display industries, (see Note 16) will give the Company additional sales, and the ability to reduce overhead costs by sharing the costs between the two companies.

         As necessary, the Company plans on funding the operations by using the available borrowings under the current line of credit agreement and obtaining loans from shareholders (as required in the past).

         Although the results of these actions cannot be predicted, including the success of the acquisition and the ability to derive sufficient cash flows from the new acquisition (See Note 16), the Company believes that these steps are appropriate and will help the Company return to profitability in Fiscal 2000.

16.      SUBSEQUENT EVENTS

         During the first quarter of Fiscal 2000, two Board members, one of which is an officer, provided short term loans to the Company in the amount of $77,000 bringing the total loans from related parties to $165,000.

         On March 3, 1999, as part of the Company's plan to grow and diversify, the Company signed a non-binding letter of intent to acquire a local manufacturer of specialty equipment that produces cleaning, degreasing and vapor drying systems for the semiconductor, disk drive, and other high technology industries. The Company believes this acquisition will complement the Company's core business including industry focus and manufacturing similarities. The Company also believes that significant efficiencies can be realized by integrating the operation of the two companies. The Company anticipates reporting this transaction on Form 8-K upon the execution of a definitive acquisition agreement.

         On May 5, 1999 the Company released a Private Placement Memorandum which offers 1,666,667 shares of the Company's common stock at $0.30 per share. The money raised from this offering will be used for the planned acquisition, as discussed in the proceeding paragraph, and as working capital.

         At a meeting held May 13, 1999, the Board of Directors granted a five year stock purchase warrant for 300,000 shares, exercisable at $.30 per share to each of the two Board members who have loaned money to the Company over the last several years. The Board also authorized the grant of 100,000 shares of the Company's common stock to the CEO upon the completion of the acquisition discussed above. At the same meeting, a non-employee director was granted 20,000 options, exercisable at $.30 per share, of which 10,000 were vested immediately and 10,000 vest at the end of his current term as a director.

                                   SCHEDULE II


                              SONO-TEK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                  Column C
Column A                            Column B                     Additions               Column D           Column E
---------------------------------------------------------------------------------------------------------------------
                                     Balance       Charged (credited)     Charged to                        Balance
                                  at Beginning         to Costs and        to Other                          at End
Description                         of Period            Expenses          Accounts       Deductions*       of Period
-----------                         ---------            --------          --------       -----------       ---------

Allowance for doubtful accounts:

   Year Ended February 28, 1999       $1,000             $5,000             -                $ 0             $6,000

   Year Ended February 28, 1998       35,814            (34,814)            -                  0              1,000

   Year Ended February 28, 1997       25,000             11,500             -                686             35,814

* Represents write-offs, net of recoveries, of uncollectible accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: June 1, 1999

Sono-Tek Corporation
(Registrant)

By: /s/ James L. Kehoe
----------------------
         James L. Kehoe
         Chairman and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that the undersigned directors and officers of Sono-Tek Corporation, a New York corporation, which is filing its Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended, hereby constitute and appoint James L. Kehoe and Kathleen N. Martin and each of them their true and lawful attorney-in-fact and agent, with full power and substitution and re-substitution, for him and her and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K and any or all amendments to the Form 10-K, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James L. Kehoe         June 1, 1999
------------------
James L. Kehoe
Chairman, Chief Executive Officer and Director

/s/ John J. Antretter      June 1, 1999    /s/ Harvey L Berger      June 1, 1999
---------------------                        -------------------
John J. Antretter                            Harvey L. Berger
Director                                     President and Director

/s/ Christopher L. Coccio  June 1, 1999   /s/ Samuel Schwartz       June 1, 1999
-------------------------                    -------------------
Christopher L. Coccio                        Samuel Schwartz
Director                                     Director

/s/ J. Duncan Urquhart     June 1, 1999   /s/ Kathleen N. Martin    June 1, 1999
----------------------                       ----------------------
J. Duncan Urquhart                           Kathleen N. Martin
Director                                     Treasurer & Chief Financial Officer

Exhibit 4(i)  Form of 1999 Amendment to Convertible Note

                         FOURTH NOTE AMENDMENT AGREEMENT

Reference is made to that certain Convertible Secured Subordinated Note (as amended, the "Note") by and between Sono-Tek Corporation (the "Company") and NAME~ (the "Holder") in the principal amount of $DOLLARS~ made as of November 16, 1993, as amended by the Note Amendment Agreement made as of March 23, 1995, the Second Note Amendment Agreement made as of April 30, 1996, and the Third Note Amendment Agreement made as of April 30, 1997.

Whereas the Company has not made several interest payments to Holder which were due on the dates and in the amounts shown in Attachment I hereto, and

Whereas the failure of the Company to make said interest payments on the dates due constitutes (or in the case of the interest payment due February 15, 1999 will, with the passage of time constitute) events of default in accordance with the terms of the Note, and

Whereas the Company may not be able to repay the principal amount of the Note in the amount stated above when such amount becomes due on August 15, 2000, and

Whereas the Board of Directors of the Company unanimously agreed on February 19, 1999 to reduce the conversion price of the Note from $0.70 per share to $0.30 per share;

Now, therefore, the Company and the Holder hereby agree as follows:

1. The Holder hereby agrees and elects to convert the entire Note, the past due interest on the Note, and interest due on the past due interest, all as shown in Attachment I hereto, into Common stock of the Company at the rate of $0.30 per share. The Holder and the Company agree that rounding to the nearest whole share will be in lieu of a cash payment for any fractional share.
2. Upon the signing hereof and the surrender of the Note, the Company will promptly issue instructions to it's transfer agent to issue to the Holder certificates for a total of SHARES~ shares of its common stock, in denominations as shown in Attachment I hereto. Certificates for these shares shall bear the restrictive legend set forth in Attachment II hereto.
3. The Company agrees to use its reasonable best efforts to register the shares issued in connection with this Agreement within one year of the date hereof, unless the Company shall furnish an opinion of counsel to the Company that such registration is not required under the Securities Act of 1933 or unless the shares are eligible for sale pursuant to Rule 144 under such Act.
4. The Holder hereby waives all events and prospective events of default under the Note (including those described above) and will not seek to enforce any rights or remedies against the Company provided in the Note or otherwise based on or resulting from such defaults.
5. The Company hereby extends the expiration date of the Warrant to be issued to the Holder upon conversion of the Note from August 15, 2000 to February 28, 2002, and further agrees to reduce the exercise price of said Warrant from $1.50 per share to $0.65 per share. The Holder agrees that if the common stock of Sono-Tek trades at a price equal to or greater than $1.95 per share for a period of thirty (30) consecutive days, the Company shall have the right to require that the warrant be exercised at the reduced exercise price of $0.65 within ninety (90) days of providing notice to the Holder of such event. If the Warrant is not exercised as herein described, the Company shall have the right to repurchase the Warrant at $0.001 per share. The Holder agrees that the Warrant to be issued to the Holder will reflect the provisions of this paragraph 5.
6. Holder, by his signature hereto, agrees to all of the provisions of Attachment II hereto.

Sono-Tek Corporation                                          February 26, 1999

---------------                                                  ---------------
James L. Kehoe                                                   NAME
Chief Executive Officer

Fourth Note Amendment Agreement - Attachment II

The undersigned understands, agrees, represents and warrants as follows:

1. The shares referred to in paragraph 1 of the Fourth Note Amendment Agreement are referred to as the "Shares" in this Attachment II.

2. Holder's right to transfer the Shares will be highly restricted. The Shares may not be transferred except (a) pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act"), (b) if, in the opinion of counsel to the Company, such transfer may be made pursuant to an exemption from the registration requirements of the Act, or
     (C) pursuant to SEC Rule 144 under the Act. Holder is familiar with the provisions of Rule 144, including without limitation the holding periods required by said Rule. Holder is prepared to bear the economic risk of this investment for an indefinite period of time.


3. The certificates for the Shares may bear a legend reading substantially as follows:

          "These securities have not been registered under the Securities Act of 1933. They may not be sold, offered for sale, pledged, hypothecated or otherwise transferred in the absence of a registration statement in effect with respect to the securities under such Act or an opinion of counsel to the Company that such registration is not required or unless sold pursuant to Rule 144 under such Act."

     Appropriate stop transfer instructions with respect to certificates for the Shares will be placed with the Company's transfer agent. 4. Holder is acquiring the Shares for Holder's own account for investment purposes and not for sale or with a view to distribution of all or any part of such Shares. Holder agrees not to make any transfer of the Shares unless the Shares are the subject of an effective registration statement under the Act or unless an exemption from the registration requirements of the Act is available.

5. The Company has provided Holder with all information, documents, books and records which Holder has requested for deciding whether to purchase the Shares, including without limitation true and complete copies of the Company's Annual Report to Shareholders for its fiscal year ended February 28, 1998; its definitive proxy statement dated July 13, 1998 for its annual meeting of shareholders held August 20, 1998, its annual report on Form 10-K for its fiscal year ended February 28, 1998, its quarterly reports on Form 10-Q for its fiscal quarters ended May 31, 1998, August 31, 1998 and November 30, 1998, and its Form 8-A amendment No. 2 dated February 23, 1999. Holder is aware that the Company has not made the interest payments described in the Fourth Note Amendment Agreement, to any holders of the Company's Convertible Secured Subordinated Notes in the aggregate principal sum of $530,000. Holder confirms that Holder has been granted the opportunity to ask questions and receive answers from the Company regarding the terms and conditions of the offering of the Shares.

6. Holder recognizes that investment in the Shares involves certain risks, and Holder has taken full cognizance of and understands all of the risks related to the purchase of the Shares. Holder is an "accredited investor" within the meaning of SEC Regulation D promulgated under the Act, has the financial sophistication, knowledge and experience in financial and business matters to evaluate and analyze the merits and risks of an investment in the Shares, and is able to bear the risk of loss of such investment. If Holder is a natural person, Holder represents that Holder's individual net worth, or joint net worth with that person's spouse, exceeds $1,000,000 or that Holder had an individual income in excess of $200,000 in each of the two most recent years or joint income with that person's spouse in excess of $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year. If Holder is not a natural person, Holder represents that it was not organized for the specific purpose of making this particular investment.

7.   This Attachment II is not transferable or assignable by Holder.

DATED: February 26, 1999                           ACCEPTED

------------------------------                     -----------------------------
NAME~    Sono-Tek Corporation
STREET~  James L. Kehoe
TOWN~    Chief Executive Officer

Exhibit 4(j)  Mr. Kehoe's Personal Guarantee for the Bank of New York

THE
BANK OF
NEW                                          GENERAL GUARANTEE
YORK

285 Main Mall, Poughkeepsie                                    February 15, 1999
(Banking Office)


FOR VALUE RECEIVED, and in consideration of loans made or to be made or credit otherwise extended or to be extended by THE BANK OF NEW YORK (the "Bank") to or for the account of Sono-Tek Corporation (the "Borrower") of 2012 Route 9W, Bldg. 3, Milton, NY from time to time and at any time and for other good and valuable consideration and to induce the Bank, in its discretion, to make or commit to make such loans or extensions of credit and to make or grant such renewals, extensions, releases of collateral or relinquishments of legal rights as the Bank may deem advisable, the undersigned (jointly and severally, if more than one guarantor, whether executing the same instrument or separate instruments) absolutely and unconditionally guarantees to the Bank the prompt payment when due, whether by acceleration or otherwise, of all present or future obligations and liabilities of any and all kinds of the Borrower to the Bank and of all instruments of any nature evidencing or relating to any such obligations and liabilities upon which the Borrower or one or more parties and the Borrower is or may become liable to the Bank, whether incurred by the Borrower as maker, indorser, drawer, acceptor, guarantor, accommodation party, counterparty, purchaser, seller or otherwise, and whether due or to become due, secured or unsecured, absolute or contingent, joint and/or several, and howsoever or whensoever acquired by the Bank (all of which are referred to as the "Obligations"), and irrespective of the genuineness, validity, regularity, discharge, release or enforceability of such Obligations, or of any instrument evidencing any of the Obligations or of any collateral therefor or of the existence or extent of such collateral or of the obligations of the undersigned under this guarantee. The Obligations shall include interest accruing thereon before or after the commencement of any insolvency, bankruptcy or reorganization proceeding in respect of the Borrower or any other guarantor of the Obligations whether or not such interest is an allowable claim in any such proceeding and irrespective of the discharge or release of the Borrower or any other guarantor in such proceeding.

The undersigned assents that the Bank may at any time and from time to time, either before or after the maturity thereof, without notice to or further consent of the undersigned, extend the time of payment of, exchange, release, substitute or surrender any collateral for, renew or extend any of, or change the amount of, the Obligations or increase the interest rate thereon, and may also make any agreement with the Borrower or with any other party to or person liable on any of the Obligations or any guarantor of or hypothecator of collateral or other surety for such Obligations or interested therein, for the extension, renewal, payment, compromise, discharge or release thereof, in whole or in part, or for any modification of the terms thereof or of any agreement between the Bank and the Borrower of any such other party or person, without in any way impairing or affecting this guarantee.

The undersigned agrees that this guarantee shall not be impaired or otherwise affected by any failure to call for, take, hold, protect or perfect, continue the perfection of or enforce any security interest in or other lien upon, any collateral for the Obligations, or by an failure to exercise, delay in the exercising or waiver of, or forbearance with respect to, any right or remedy available to the Bank with respect to the Obligations.

The undersigned acknowledges that it has derived or expects to derive a financial or other benefit from each and every Obligation incurred by the Borrower to the Bank.

The undersigned waives notice of the acceptance of this guarantee and of the making of any such loans or extensions of credit or the incurrence of any Obligation, presentment to or demand of payment from anyone whomsoever liable upon any of the Obligations, protest, notice or presentment, nonpayment or protest and notice of any sale or other disposition of collateral security or any default of any sort.

To secure the liabilities of the undersigned under this guarantee, the undersigned grants to the Bank a security interest in and a lien upon all personal property of the undersigned or in which the undersigned may have an interest which is now or may at any time hereafter come into the possession or control of the Bank, or of any third party acting on behalf of the Bank, whether for the express purpose of being used by the Bank as collateral security or for custody or for any other or different purpose, including such personal property as may be in transit by mail or carrier for any purpose or covered or affected by any documents in the Bank's possession or control, or in the possession or control of any third party acting on behalf of the Bank, or any collateral which secures any other obligations of the undersigned to the Bank. The undersigned authorizes the Bank in its discretion, at any time, to appropriate and apply upon any of the liabilities of the undersigned under this guarantee any such property of the undersigned and to charge any of such liabilities against any balance of any account standing to the credit of the undersigned on the books of the Bank. To satisfy the liabilities of the undersigned under this guarantee, the Bank shall have, in addition to all other rights and remedies allowed by law, the rights and remedies of a secured party under the Uniform Commercial Code and without limiting the generality of the foregoing, the Bank may immediately, without demand of performance and without notice of intention to sell or otherwise dispose of or of the time or place of sale or other disposition or of redemption or other notice or demand whatsoever to the undersigned, all of which are expressly waived, to the extent permitted by law, and without advertisement, sell at public or private sale, grant options to purchase or otherwise realize upon, in the State of New York, or elsewhere, the whole or from time to time any part of said collateral upon which the Bank shall have a security interest and lien as aforesaid, and after deducting from the proceeds of sale or other disposition of the said collateral all expenses (including all reasonable expenses for legal services of every kind and other expenses as set forth below), the Bank shall apply the residue of such proceeds towards the payment of any of the liabilities of the undersigned under this guarantee in such order as the Bank shall elect, the undersigned remaining liable for any deficiency remaining unpaid after such application. If notice of any sale or other disposition is required by law to be given, the undersigned hereby agrees that notice sent at least five days before the time of any intended public sale or of the time after which any private sale or other disposition of the said collateral is to be made, shall be reasonable notice of such sale or other disposition.

At any such sale or other disposition the Bank or any other person designated by the Bank may itself purchase the whole or any part of the collateral sold or otherwise disposed of, free from any right of redemption on the part of the undersigned, which right, to the extent permitted by law, is hereby waived and released.

The undersigned agrees to pay on demand, all expenses (including, but not limited to, reasonable attorneys' fees and expenses, whether or not litigation is commenced, and cost of any insurance and payment of taxes or other charges) of, or incidental to, the custody, care, sale or collection of, or realization upon, any of the said collateral.

This is a continuing guarantee and shall apply to all Obligations notwithstanding that at any particular time any or all of the Obligations shall have been paid in full. This guarantee shall remain in full force and effect and be binding upon the undersigned, and the undersigned's successors and assigns, until written notice of its revocation shall actually be received by the Bank. No such revocation shall release the undersigned or affect in any manner the rights, remedies, powers, security interests and liens of the Bank under this guarantee with respect to any of the Obligations which shall have been created, contracted, assumed or incurred prior to actual receipt by the Bank of such written notice of revocation and any renewals or extensions thereof or any Obligations which shall have been created, contracted, assumed or incurred after actual receipt of such written notice pursuant to any agreement entered into by the Bank prior to actual receipt of such written notice and any renewals or extensions thereof. Any such revocation by one of the undersigned shall not affect the continuing liabilities hereunder of such of the undersigned as do not give notice of revocation. If any on the present or future Obligations are guaranteed by persons, partnerships, limited liability companies or corporations in addition to the undersigned, the death, release or discharge in whole or in part, or the bankruptcy, liquidation or dissolution of one or more of them, shall not discharge or affect the liabilities of the undersigned under this guarantee.

This guarantee shall continue to be effective, or shall be reinstated, as the case may be, if at any time payment of all or any part of any payment of any of the Obligations is rescinded or must be restored or returned by the Bank whether under any insolvency, bankruptcy, receivership or reorganization proceeding or otherwise.

This guarantee may be assigned by the Bank and its benefits shall inure to the successors, indorsees and assigns of the Bank.

This guarantee is a guarantee of payment and not of collection, and the Bank shall be under no obligation to take any action against the Borrower or any other person liable with respect to any of the Obligations or resort to any collateral security securing any of the Obligation or this guarantee as a condition precedent to the undersigned being obligated to make payment and to perform as agreed herein. The undersigned hereby waives any right to claim or interpose any defense, counterclaim or offset of any nature and description which it may have or which may exist between and among the Bank, the Borrower and/or the undersigned or to seek injunctive relief.

Promptly upon the Bank's request, the undersigned agrees to furnish such information (including financial statements and tax returns of the undersigned) to the Bank and to permit the Bank to inspect and make copies of its books and records, as the Bank shall reasonable request from time to time.

The undersigned authorizes the Bank to date this guarantee and to complete any blank space herein according to the terms upon which this guarantee was given.

Any notice to the Bank shall be effective only upon receipt by the Bank and if directed to the Bank at its banking office set forth above or any other address hereafter specified by written notice from the Bank to the undersigned.

Until such time as the Bank shall have received payment in full in cash satisfaction of all of the Obligations, the undersigned waives any right to be subrogated to the rights of the Bank with respect to the Obligations, and the undersigned waives any right to and agrees that it will not institute or take any action against the Borrower seeking contribution, reimbursement or indemnification by the Borrower with respect to any payment made by the undersigned to the Bank hereunder.

The undersigned agrees to pay all costs and expenses incurred by the Bank incidental to or in any way relating to the enforcement of the Obligation or the obligations of the undersigned hereunder or the protection of the rights of the Bank hereunder or with respect to any of the Obligations including, but not limited to, reasonable attorneys' fees and expenses, whether or not litigation is commenced.

Every provision of this guarantee is intended to be severable; if any term or provision of this guarantee shall be invalid, illegal or unenforceable for any reason whatsoever, the validity, legality and enforceability of the remaining provision hereof shall not in any way be affected or impaired thereby.

No failure on the part of the Bank to exercise, and no delay in exercising, any right, remedy or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the Bank of any right, remedy or power hereunder preclude any other or future exercise thereof or the exercise of any other fight, remedy or power.

Each and every right, remedy and power hereby granted to the Bank or allowed it by law or other agreement shall be cumulative and not exclusive of any other right, remedy or power, and may be exercised by the Bank at any time and from time to time.

This guarantee contains the entire agreement and understanding between the Bank and the undersigned with respect to the subject matter hereof and supersedes all prior agreements and understanding relating to the subject matter hereof. This guarantee may not be amended, and compliance with its terms may not be waived, orally or by course of dealing, but only by a writing signed by an authorized officer of the Bank.

Until cash payment in full of the obligation, the liability of the undersigned under this guarantee shall not be released.


IF THE UNDERSIGNED IS A CORPORATION:

The undersigned represents and warrants that the undersigned is a corporation duly organized, validly existing- and in good standing under the laws of the state of' its incorporation; that the execution, delivery and performance of this guarantee are within the undersigned's corporate powers and have been duly authorized by all necessary action of its board of directors arid shareholders; and that each person executing this guarantee has the authority to execute and deliver this guarantee on behalf of the undersigned.

IF THE UNDERSIGNED IS A LIMITED LIABILITY COMPANY:

The undersigned represents and warrants that the undersigned is a limited liability company duly organized, validly existing and in good standing under the laws of the state of' its organization; that the execution, delivery and performance of this guarantee are within the undersigned's company powers and have been duly authorized by all necessary action of its members; and that each person executing this guarantee has the authority to execute and deliver this guarantee on behalf of the undersigned.

IF THE UNDERSIGNED IS A PARTNERSHIP:

The undersigned represents and warrants that the undersigned is a partnership duly formed under the laws of the state of' its formation; that the execution, delivery and performance of this guarantee are within the undersigned's partnership powers and have been duly authorized by all necessary action of its partners and do not contravene the provision of its partnership agreement; and that each person executing this guarantee has the authority to execute and deliver this guarantee on behalf of the undersigned.

THIS GUARANTEE SHALL BE CONSTRUED AND INTERPRETED, AND ALL RIGHTS AND OBLIGATIONS HEREUNDER SHALL BE DETERMINED, IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAWS. UNLESS THE TEXT OTHERWISE REQUIRES, ALL TERMS USED HEREIN SHALL HAVE THE MEANINGS SPECIFIED IN THE UNIFORM COMMERCIAL CODE. THE UNDERSIGNED SUBMITS TO THE JURISDICTION OF STATE AND FEDERAL COURTS LOCATED IN THE CITY AND STATE OF NEW YORK IN PERSONAM AND AGREES THAT ALL ACTIONS AND PROCEEDINGS RELATING DIRECTLY OR INDIRECTLY TO THIS GUARANTEE SHALL BE LITIGATED ONLY IN SAID COURTS OR COURTS LOCATED ELSEWHERE AS THE BANK MAY SELECT AND THAT SUCH COURTS ARE CONVENIENT FORUMS. THE UNDERSIGNED WAIVES PERSONAL SERVICE UPON IT AND CONSENTS TO SERVICE OF PROCESS OUT OF SAID COURTS BY MAILING A COPY THEREOF TO IT BY REGISTERED OR CERTIFIED MAIL.

THE UNDERSIGNED AND THE BANK WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF OR IN ANY WAY CONNECTED TO THIS GUARANTEE OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY OR THE OBLIGATIONS.

IN WITNESS HEREOF, this guarantee has been executed by the undersigned as of the date first written above.


NAME OF GUARANTOR:         James L. Kehoe
                                    12 Lenape Lane
                                    Salisbury Mills, NY 12577


SIGNATURE OF GUARANTOR
OR AUTHORIZED SIGNER:-/s/James L. Kehoe
If Authorize Signer
Name:  James L. Kehoe


ACKNOWLEDGEMENT FOR INDIVIDUAL

State of New York
County of Ulster

On the 15th day of February, 1999, before me personally came James L. Kehoe, to me known to be the individual described in and who executed the foregoing instrument, and acknowledged that (s)he executed the same

/s/ Claudine Y. Corda
Claudine Y. Corda
Notary Public State of New York
Reg No. 01C06005915
Qualified in Dutchess County
Commission Expires 4/20/2000


                             LIMITATION OF LIABILITY
(the following provisions shall be effective only if executed by a duly authorized officer of the Bank)

Notwithstanding the aggregate amount of the Obligations which may become due to the Bank from the Borrower at any time and from time to time, the liability of the guarantor under this guarantee shall be limited to the sum of (i) $ _________________ (hereinafter referred to as the "Maximum Amount"), (ii) such portion of the interest, legal expenses, insurance, taxes and other charges and expenses as are provided for in the instruments or other documents (if any) evidencing the Obligations of the Borrower as the Maximum Amount bears to the aggregate principal amount of all Obligations of the Borrower to the Bank at the time the Bank demands payment under this guarantee and (iii) all expenses (including, but not limited to, reasonable attorneys' fees and expenses, whether or not litigation is commenced) in any way relating to the enforcement or protection of the rights of the Bank under this guarantee. It is understood, however, that the Obligations of the Borrower to the Bank may at any time exceed the Maximum Amount without affecting the liabilities of the guarantor under this guarantee.

BANK OFFICER

Exhibit10(f)  Bank of New York Line of Credit

THE
BANK OF
NEW                           MASTER PROMISSORY NOTE
YORK                               (PRIME RATE)

$ 300,000.00                                                   February 15, 1999


FOR VALUE RECEIVED, the undersigned (the "Borrower") hereby promises to pay to the order of THE BANK OF NEW YORK (the "Bank") at its 285 Main Mall, Poughkeepsie, New York office, the principal sum of THREE HUNDRED THOUSAND Dollars ($300,000.00) or the aggregate unpaid principal amount of all advances made by the Bank to the Borrower (which aggregate unpaid principal amount shall be equal to the amount duly indorsed and set forth opposite the date last appearing on the schedule attached to this note), whichever is less.
Advances evidenced by this note shall be payable ON DEMAND.

The Borrower agrees to pay interest on the unpaid principal balance of each advance evidenced hereby from the date such advance is made at a rate per annum equal to the Prime Rate plus 2.0%, but not to exceed the maximum rate permitted by law. If any payment which is to be made hereunder is not paid when due, the Borrower agrees to pay interest on such payment, payable on demand, at a rate per annum equal to the rate specified in the preceding sentence plus 2%, but not to exceed the maximum rate permitted by law. "Prime Rate" shall mean, for any day, the prime commercial lending rate of the Bank as publicly announced to be in effect from time to time, such rate to be adjusted automatically, without notice, on the effective date of any change in such rate. The Borrower acknowledges that the Prime Rate is not the lowest rate at which the Bank may make loans or other extensions of credit. Interest shall be computed on the basis of a 360 day year for the actual number of days elapsed and shall be payable on the ____ day of each month and at maturity of each advance evidenced by this note (whether by acceleration or otherwise).

If any payment of principal of or interest on the advances evidenced by this note becomes due and payable on a Saturday, Sunday or other day on which the Bank is permitted or required by law to be closed, then such payment shall be extended to the next succeeding business day, and interest shall be payable at the rate set forth above during such extension.

Advances evidenced by this note may be prepaid at any time without penalty, but with interest on the amount being prepaid through the date of prepayment.

If the Bank shall make a new advance on a day on which the Borrow is to repay an advance hereunder, the Bank shall apply the proceeds of the new advance to make such repayment and only the amount by which the amount being advanced exceed the amount being repaid shall be made available to the Borrower in accordance with the terms of this note.

The Borrow authorizes the Bank to accept oral (including telephonic) and written (including facsimile) instructions from the Borrower or an authorized representative of the Borrower to make an advance hereunder or receive any payment hereof and to indorse on the schedule attached hereto the amount of all advances hereunder and all principal payments hereof received by the Bank. The Borrower agrees that the Bank may rely on instructions believed by the Bank to be genuine and given by the Borrower or an authorized representative of the Borrower.

The Bank is authorized to charge any deposit account of the Borrower maintained at the Bank for each principal prepayment hereof on the date made, and for each principal payment and for each interest payment due hereunder on the due date thereof. The Bank shall credit the Borrower's deposit account maintained at the Bank in the amount of each advance hereunder on the date of such advance, which credit will be confirmed to the Borrower by standard advice of credit or notation in the monthly statement sent to the Borrower in connection with such account. The Borrower agrees that the actual crediting of the amount of the advance to the Borrower's deposit account shall constitute conclusive evidence that the advance was made, and neither the failure of the Bank to indorse on the schedule attached hereto the amount of the advance nor the failure of the Bank to forward an advice of credit to the Borrower or note such advance in the monthly statement sent to the Borrower shall effect the Borrower's obligations hereunder.

The Bank shall have a lien on the balances of the Borrower now or hereafter on deposit with or held as custodian by the Bank and the Bank shall have full authority to set off such balances against the indebtedness evidenced by this note or any other Obligation (which term shall include any and all present and future obligations or liabilities of the Borrower as maker, indorser, drawer, acceptor, guarantor, accommodation party, counterparty, purchaser, seller or otherwise, and whether due or to become due, secured or unsecured, absolute or contingent, joint and/or several, and howsoever and whensoever acquired by the
Bank) and may at any time, without notice, to the extent permitted by law, apply the same to the advances evidenced by this note or such other Obligations, whether due or not.

All obligations of the Borrower to the Bank under this note are secured pursuant to the terms of any security agreement executed by the Borrower in favor of the Bank dated of even date herewith as such agreement may be amended or modified from time to time and any other security agreement that the Borrower shall have executed or shall at any time execute in favor of the Bank, and the Bank is entitled to all the benefits thereof.

The Borrower acknowledges that the advances evidence hereby are payable on demand and payment thereof may be demanded by the Bank at any time for any reason in the sole and absolute discretion of the Bank.

All advances evidenced hereby together with all accrued interest thereon shall become immediately and automatically due and payable, without demand, presentment, protest or notice of any kind, upon the commencement by or against the Borrower, any guarantor of this note or any hypothecator of collateral securing this note of a case or proceeding under any bankruptcy, insolvency or other law relating to the relief of debtors, the readjustment, composition or extension of indebtedness or reorganization or liquidation.

The Borrower waives presentment, demand, protest and notice of protest, non-payment or dishonor of this note.

The Borrower agrees to pay all costs and expenses incurred by the Bank incidental to or in any way relating to the Bank's enforcement of the obligations of the Borrower hereunder or the protection of the Bank's rights in connection herewith, including, but not limited to, reasonable attorneys' fees and expenses, whether or not litigation is commenced.

Promptly upon the Bank's request, the Borrower agrees to furnish such information (including, without limitation, financial statements and tax returns of the Borrower) to the Bank and to permit the Bank to inspect and make copies of its books and records, as the Bank shall reasonably request from time to time.

So long as any obligation of the Borrower to the Bank is or may be outstanding and unpaid, the Borrower agrees that it will not grant, without the prior written consent of the Bank, a security interest in, a lien upon or an assignment of, any of its current assets (as classified in accordance with generally accepted accounting principles) now owned or hereafter acquired, to secure any obligation for the payment of borrowed money indebtedness except indebtedness owed to the Bank.

The Borrower waives any right to claim or interpose any counterclaim or set-off of any kind in any litigation relating to this note or the transactions contemplated hereby.

This note may not be amended. and compliance with its terms may not be waived, orally or by course of dealing, but only by a writing signed by an authorized officer of the Bank.

This note may be assigned or indorsed by the Bank and its benefits shall inure to the successors, indorsees and assigns of the Bank.

The Borrower authorizes the Bank to date this note and to complete any blank space herein according to the terms upon which said advances were granted.

No failure on the part of the Bank to exercise, and no delay in exercising, any right, remedy or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise by the Bank of any right, remedy or power hereunder preclude any other or future exercise thereof or the exercise of any other right, remedy or power.

Each and every right, remedy and power hereby granted to the Bank or allowed it by law or other agreement shall be cumulative and not exclusive of any other right, remedy or power, and may be exercised by the Bank at any time and from time to time.

Every provision of this note is intended to be severable; if any term or provision of this note shall be invalid, illegal or unenforceable for any reason, the validity, legality and enforceability of the remaining provisions hereof shall not in any way be affected or impaired thereby.

IF THE BORROWER IS A CORPORATION:

The Borrower represents and warrants that the Borrower is a corporation duly organized, validly existing and in good standing under the laws of the state of' its incorporation and is duly qualified to do business in the State of New York; that the execution, delivery and performance of this note are within the Borrower's corporate powers and have been duly authorized by all necessary action of its board of directors and shareholders; and that each person executing this note has the authority to execute and deliver this note on behalf of the Borrower.

IF THE BORROWER IS A LIMITED LIABILITY COMPANY:

The Borrower represents and warrants that the Borrower is a limited liability company duly organized, validly existing- and in good standing under the laws of the state of' its organization and is duly qualified to do business in the State of New York; that the execution, delivery and performance of this note are within the Borrower's company powers and have been duly authorized by all necessary action of its members; and that each person executing this note has the authority to execute and deliver this note on behalf of the Borrower.

IF THE BORROWER IS A PARTNERSHIP:

The Borrower represents and warrants that the Borrower is a partnership duly formed under the laws of the state of' its formation and is duly qualified to do business in the State of New York; that the execution, delivery and performance of this note are within the Borrower's partnership powers and have been duly authorized by all necessary action of its partners and do not contravene the provisions of its partnership agreement; and that each person executing this note has the authority to execute and deliver this note on behalf of the Borrower.

THE PROVISIONS OF THIS NOTE SHALL BE CONSTRUED AND INTERPRETED, AND ALL RIGHTS AND OBLIGATIONS HEREUNDER DETERMINED, IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO THE PRINCIPLES OF CONFLICT OF LAWS. THE BORROWER SUBMITS TO THE JURISDICTION OF STATE AND FEDERAL COURTS LOCATED IN THE CITY AND STATE OF NEW YORK IN PERSONAM AND AGREES THAT ALL ACTIONS AND PROCEEDINGS RELATED DIRECTLY OR INDIRECTLY TO THIS NOTE SHALL BE LITIGATED ONLY IN SAID COURTS OR COURTS LOCATED ELSEWHERE AS SELECTED BY THE BANK AND THAT SUCH COURTS ARE CONVENIENT FORUMS. THE BORROWER WAIVES PERSONAL SERVICE UPON IT AND CONSENTS TO SERVICE OF PROCESS BY MAILING A COPY THEREOF TO IT BY REGISTERED OR CERTIFIED MAIL.

THE BORROWER AND THE BANK WAIVE THE RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF OR IN ANY WAY CONNECTED TO THIS NOTE OR THE TRANSACTIONS CONTEMPLATED HEREBY.


Name of Borrower:      Sono-Tek Corporation
Address of Borrower:   2012 Route 9W, Bldg. 3
                       Milton, NY  12547

Signature of Borrower
or Authorized Signer:  /s/James L. Kehoe
Name:                  James L. Kehoe
Title:                 CEO

Signature of Borrower
or Authorized Signer:  /s/Kathleen N. Martin
Name:                  Kathleen N. Martin
Title:                 CFO, Treasurer

Exhibit 23(a)  Independent Auditors' Consent

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-60481 on Form S-8 of our report dated May 5, 1999 (May 13, 1999 as to Note
16) appearing in the Annual Report on Form 10-K of Sono-Tek Corporation for the year ended February 28, 1999.

DELOITTE & TOUCHE LLP
Stamford, Connecticut
May 28, 1999