Form 10-Q
period 1999-05-31
SONO TEK CORP
filed 1999-07-15
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

             New York                                 14-1568099
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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding as of
                  Class                                   July 12, 1999

Common Stock, par value $.01 per share                      6,281,667

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                            Page


Item 1 - Financial Statements:                                            1 - 3


Balance Sheets - May 31, 1999 (Unaudited) and February 28, 1999             1


Statements of Operations - Three Months Ended May 31, 1999
         and 1998 (Unaudited)                                               2


Statements of Cash Flows - Three Months Ended May 31, 1999
         and 1998 (Unaudited)                                               3


Notes to Financial Statements                                             4 - 6


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      6 - 8

Part II - Other Information                                               8 - 9


Signatures                                                                 10

                              SONO-TEK CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                       May 31,          February 28,
                                                                        1999                 1999
                                                                      Unaudited
                                                                      ------------------------------
Current Assets
    Cash and cash equivalents                                       $    6,707          $   70,051
     Accounts receivable (less allowance of $6,000
         at May 31 and February 28)                                     443,071             264,217
     Loan receivable (Note C)                                            25,426                   0
     Inventories (Note D)                                               852,252             787,200
     Prepaid expenses and other current assets (Note C)                 112,635              42,039
                                                                     ----------          ----------
                  Total current assets                                1,440,091           1,163,507

Equipment and furnishings (less accumulated depreciation
     of $416,347 and $407,486 at May 31 and February 28,
     respectively)                                                      119,669             127,892

Patents, patents pending and copyrights (less accumulated
     amortization of $80,371 and $78,697 at May 31 and
     February 28, respectively)                                          36,659              38,333

Other assets                                                              5,917               5,917
                                                                     ----------          ----------

TOTAL ASSETS                                                         $1,602,336          $1,335,649
                                                                     ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt                              $ 10,762             $10,503
     Short term loans-related parties (Note E)                          165,000              88,000
     Revolving Line of Credit                                           250,948             199,948
     Accounts payable                                                   494,295             324,192
     Accrued expenses                                                   227,295             267,948
                                                                     ----------          ----------
                  Total current liabilities                           1,148,300             890,591

Long term debt, less current maturities                                  34,490              37,293
Noncurrent rent payable                                                   9,332               9,083
                                                                     ----------          ----------
                  Total liabilities                                   1,192,122             936,967
                                                                     ----------          ----------

Stockholders' Equity
     Common stock, $.01 par value; 12,000,000 shares
       authorized, 6,281,667 shares issued and
       outstanding at May 31 and February 28                             62,817              62,817
     Additional paid-in capital                                       4,838,601           4,735,975
     Accumulated deficit                                             (4,491,204)         (4,400,110)
                                                                     ----------          ----------
                  Total stockholders' equity                            410,214             398,682
                                                                     ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,602,336          $1,335,649
                                                                     ==========          ==========

                           See notes to financial statements.

                              SONO-TEK CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                         Three Months Ended May 31,
                                                                                 Unaudited
                                                                         1999                1998
                                                                       ----------------------------
Net Sales                                                              $805,329            $746,042
Cost of Goods Sold                                                      345,571             416,491
                                                                       --------            --------
                  Gross Profit                                          459,758             329,551
                                                                       --------            --------

Operating Expenses
     Research and product development costs                             111,249             134,198
     Marketing and selling expenses                                     217,105             166,262
     General and administrative costs                                   116,199             115,303
                                                                       --------            --------
                  Total Operating Expenses                              444,553             415,763
                                                                       --------            --------
Operating Income (Loss)                                                  15,205             (86,212)

Interest Expense (Note E)                                              (112,768)            (13,601)

Interest and Other Income                                                 6,469               1,109
                                                                       --------            --------
Loss Before Income Taxes                                                (91,094)            (98,704)

Income Tax Expense (Note F)                                                   0                   0
                                                                       --------            --------
Net Loss                                                               $(91,094)           $(98,704)
                                                                       ========            ========


Basic Loss Per Share                                                    $(0.01)             $(0.02)
                                                                        =======             =======

Diluted Loss Per Share                                                  $(0.01)             $(0.02)
                                                                        =======             =======


Weighted Average Shares - Basic                                       6,281,667           4,374,387
                                                                      =========           =========

Weighted Average Shares - Diluted                                     6,281,667           4,374,387
                                                                      =========           =========

                               See notes to financial statements.

                              SONO-TEK CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended May 31,
                                                                                 Unaudited
                                                                         1999                1998
                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                           $(91,094)           $(98,704)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
          Non-cash charge for issuance of warrants                      102,626                   0
          Depreciation and amortization                                  10,536              10,571
          Provision for doubtful accounts                                     0               3,000
          (Increase) decrease in:
              Accounts receivable                                      (179,280)            349,693
              Inventories                                               (65,051)           (172,822)
              Prepaid expenses and other current assets                 (70,596)            (26,701)
          Increase (decrease) in:
              Accounts payable and accrued expenses                     129,450            (133,791)
              Non-current rent payable                                      249                 248
                                                                       --------            --------
       Net Cash Used In Operating Activities                           (163,160)            (68,506)
                                                                       --------            --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of equipment and furnishings                                   (638)                  0
   Loan receivable                                                      (25,000)                  0
                                                                        -------            --------
       Net Cash Used In Investing Activities                            (25,638)                  0
                                                                        -------            --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                51,000                   0
   Proceeds from short term loans-related parties                        77,000                   0
   Repayments of equipment loan                                          (2,546)                  0                          0
   Repayments of note payable, bank                                           0             (23,700)
                                                                        -------            --------
       Net Cash Provided by (Used In) Financing Activities              125,454             (23,700)
                                                                        -------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (63,344)            (92,206)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                   70,051             113,759
                                                                        -------            --------

   End of period                                                        $ 6,707            $ 21,553
                                                                        =======            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                        $ 6,392            $  3,802
                                                                        =======            ========

                             See notes to financial statements.

                              SONO-TEK CORPORATION
                          Notes to Financial Statements
                              May 31, 1999 and 1998

NOTE A: The attached summary financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at February 28, 1999 included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

NOTE B: The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C: On March 3, 1999 the Company signed a non-binding letter of intent to acquire a manufacturer of specialty equipment. As of May 31, 1999, the Company has loaned this manufacturer $25,000, to be repaid at the time of closing or termination of the acquisition. The interest on the loan has been accrued at an annual interest rate of 9.75%. As of May 31, 1999, the Company has incurred and recognized as prepaid expense and other current assets approximately $65,000 in costs related to the acquisition. These costs will be included as part of the purchase price at the time of the closing, or expensed if the acquisition does not occur.

NOTE D:  Inventories at May 31, 1999 are comprised of:

                  Finished goods                                        $166,260
                  Work in process                                         84,884
                  Consignment                                             10,868
                  Raw materials and subassemblies                        590,238
                                                                       ---------
                  Net inventories                                       $852,252
                                                                        ========

NOTE E: From time to time the Company has required short term loans to meet its cash requirements. All of these loans, which are payable on demand, have been provided by two Board members of the Company, one of whom is an officer, at an interest rate of prime plus 2% (9.75% at May 31, 1999). As of May 31, 1999 the amount of these loans outstanding was $165,000. Interest expense for the three month period ended May 31, 1999 was $3,750 on these short term loans. Accrued interest on these short term loans was $5,114 and $1,354 at May 31, 1999 and February 28, 1999, respectively. On May 13, 1999, the Board of Directors granted to the Board members who provided the short term loans 600,000 warrants exercisable at $0.30 per share that expire May 13, 2004. The Company recognized a non-cash interest charge of $102,626 for the immediate amortization of the discounted short term loans that had been discounted based on the fair market value of the warrants granted. The Company estimated the fair market value of the warrants using the minimum value method under the assumption that the estimated life of the warrants were 5 years, the discount rate was 5.25% and expected volatility of the Company's common stock was 94%.

NOTE F: The Company has a net operating loss carryforward, therefore no income tax expense is recorded for the three months ended May 31, 1999 and 1998. At February 28, 1999, the Company had available operating loss carryforwards of approximately $3,632,000 for income tax purposes.

NOTE G: Basic loss per share ("LPS") is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted LPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted LPS calculations under the treasury stock method.

The computation of basic and diluted loss per share are set forth on the following table:


                                                                         Three Months Ended May 31,
                                                                         1999                  1998
                                                                         --------------------------

         Numerator-

           Numerator for basic and diluted loss
              per share                                                $(91,094)           $(98,704)
                                                                       ========            ========
         Denominator:
           Denominator for basic loss per
              share - weighted average shares                          6,281,667           4,374,387
           Effects of dilutive securities:
              Stock warrants for directors                                     0*                  -
              Stock options for employees
                and outside consultants                                        0*                  0*
                                                                       ---------           ---------
           Denominator for diluted loss per share                      6,281,667**         4,374,387**
                                                                       =========           =========

         *Stock options and warrants for employees and outside consultants are antidilutive as a result of the net loss and therefore are not considered in the Diluted LPS calculation.

         **The effect of considering the detachable warrants related to the convertible secured subordinated promissory notes which were converted on February 26, 1999, are antidilutive and therefore not considered for the Diluted LPS calculations.

Under the assumption that stock options and warrants were not antidilutive as described in * and **, the denominator for diluted loss per share would be 8,280,501 and 5,617,903 shares at May 31, 1999 and 1998, respectively.

NOTE H:  SUBSEQUENT EVENTS

On June 8, 1999, the Board of Directors of the Company granted options to acquire 42,500 shares of Common Stock to qualified employees of the Company, exercisable at current fair market value, under the 1993 Stock Incentive Plan.

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

Liquidity and Capital Resources
-------------------------------

The Company's working capital increased $18,875 to $291,791 at May 31, 1999 from $272,916 at February 28, 1999. The stockholders' equity increased $11,532 to $410,214 on May 31, 1999 from $398,682 on February 28, 1999. The increase in working capital and stockholders' equity was the result an increase in paid in capital of $102,626 from the issuance of 600,000 warrants that was offset by a loss of $(91,094) for the three months ended May 31, 1999.

The Company currently has a $300,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the CEO of the Company. As of May 31, 1999 the outstanding balance was $250,948, with an available amount of $49,052 under the terms of the line of credit. Due to losses incurred during Fiscal 1999, the Company was required to borrow on a short term basis from two officers of the Company. As of May 31, 1999 the balance owed the officers was $165,000.

On March 3, 1999, as part of the Company's plan to grow and diversify, the Company signed a non-binding letter of intent to acquire a manufacturer of specialty equipment that produces cleaning, degreasing and vapor drying systems for the semiconductor, disk drive, and other high technology industries. The Company believes this acquisition will complement the Company's core business including industry focus and manufacturing similarities. The Company also believes that significant efficiencies can be realized by integrating the operation of the two companies. The Company anticipates reporting this transaction on Form 8-K upon the execution of a definitive acquisition agreement.

On May 5, 1999 the Company released a Private Placement Memorandum which offers 1,666,667 shares of the Company's common stock at $0.30 per share. The money raised from this offering will be used for the planned acquisition, as discussed in the preceding paragraph, and as working capital.

Although there can be no assurances, management believes that the continued success of the MCS Accu Mist, MCS Infinity and Liquid Delivery Systems, along with the improvement in the market for the SonoFlux Systems will lead to broader markets and increases in sales and profits, which will in turn allow the Company to meet its current obligations as they become due.

Results of Operations
---------------------

For the three months ended May 31, 1999, the Company's sales increased $59,287 to $805,329 as compared to $746,042 for the three months ended May 31, 1998. The increase was a result of an increase in the sales of the MCS Infinity and Accu Mist Systems of $69,000, plus sales of special orders of $53,000 that were offset by a decrease in sales of the Company's Nozzle Systems of $10,000 and Fluxer Systems of $51,000. During the past year there was a slowdown in certain segments of the electronics industry that effected the sales of the Sono-Flux System. The Company believes that the electronics industry has begun to improve, resulting in an increase in fluxer sales between the last quarter of fiscal year 1999 and the first quarter of fiscal year 2000.

The Company's gross profit increased $130,207 to $459,758 for the three months ended May 31, 1999 from $329,551 for the three months ended May 31, 1998. The increase was primarily a result of increased sales of the Company's products, combined with decreases in direct labor costs of $25,000, service related travel of $28,000 and warranty costs of $11,000. The gross profit margin was 57% and 44% of sales for the three months ended May 31, 1999 and 1998, respectively. The increase in the gross profit margin was a result of an increase in sales and a decrease in production and warranty costs.

Research and product development costs decreased $22,949 to $111,249 for the three months ended May 31, 1999 from $134,198 for the three months ended May 31, 1998. The decrease was due to a decrease in engineering supplies and the reimbursement for engineering services provided to outside companies.

Marketing and selling costs increased $50,843 to $217,105 for the three months ended May 31, 1999 from $166,262 for the three months ended May 31, 1998. The increases were due to expenses related to start up costs associated with the sale of pressure nozzles of $30,000, sales related travel of $8,000, additional commissions and labor costs of $8,000, and trade shows of $5,000.

General and administrative costs increased $896 to $116,199 for the three months ended May 31, 1999 from $115,303 for the three months ended May 31, 1998 as the Company stabilized administrative costs.

Interest expense increased $99,167 to $112,768 for the three months ended May 31, 1999 from $13,601 for the three months ended May 31, 1998. The increase is primarily due to a non-cash charge of $102,626 for the costs associated with 600,000 warrants that were issued on May 13, 1999 offset by a decrease in interest expense after the conversion of the convertible secured subordinated promissory notes into stock in February 1999.

For the three months ended May 31, 1999, the Company had a loss of $(91,094) or $(0.01) per share as compared to a loss of $(98,704) or $(0.02) per share for the three months ended May 31, 1998. The decrease in net loss was primarily a result of an increase in sales combined with a lower cost of goods sold offset by increases in marketing and selling expenses and the non-cash charge of $102,626 for warrants issued May 13, 1999.

Year 2000 Compliance
--------------------

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



                           PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings
                    None

         Item 2.    Changes in Securities and Use of Proceeds.
                    On April 1, 1999, the Company issued warrants to purchase 5,000 shares of common stock to Donald Neville in consideration of his efforts in drafting the Private Placement Memorandum. These warrants are exercisable at a price equal to $0.30 per share of common stock and expire April 1, 2004. On May 13, 1999, the Company issued warrants to purchase 300,000 share of common stock to Samuel Schwartz, a Director of the Company, in consideration of Mr. Schwartz's forbearance on demand loans Mr. Schwartz previously made to the Company. These warrants are exercisable at a price equal to $0.30 per share of common stock and expire May 13, 2004. Also on May 13, 1999, the Company issued warrants to purchase 300,000 shares of common stock to James L. Kehoe, the Company's Chairman, Chief Executive Officer and a Director, in consideration of Mr. Kehoe's forbearance on demand loans Mr. Kehoe previously made to the Company. These warrants are exercisable at a price equal to $0.30 per share of common stock and expire May 13, 2004. All of the above issuance of warrants were made in reliance on exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

         Item 3.    Defaults Upon Senior Securities
                    None

         Item 4.    Submission of Matters to a Vote of Security Holders
                    None

         Item 5.    Other Information
                    None

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

Dated: July 15, 1999


                              SONO-TEK CORPORATION
                                  (Registrant)


       /s/ James L. Kehoe
By: ____________________________________
James L. Kehoe
Chief Executive Officer


       /s/ Kathleen N. Martin
By: ____________________________________
Kathleen N. Martin
Treasurer & Chief Financial Officer