Form 10-Q
period 1999-08-31
SONO TEK CORP
filed 1999-10-15
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1999

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding as of
         Class                                         October 15, 1999

Common Stock, par value $.01 per share                     8,218,962

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                           Page


Item 1 - Financial Statements:                                           1 - 3


Consolidated Balance Sheets -
         August 31, 1999 (Unaudited) and February 28, 1999                 1


Consolidated Statements of Operations - Six Months and Three Months
          Ended August 31, 1999 and 1998 (Unaudited)                       2


Consolidated Statements of Cash Flows - Six Months Ended
         August 31, 1999 and 1998 (Unaudited)                              3


Notes to Consolidated Financial Statements                               4 - 9


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10 - 13


Part II - Other Information                                                13


Item 3 - Quantitative and Qualitative Disclosure About Market Risk - Not applicable


Signatures                                                                 14

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                       August 31,         February 28,
                                                                                          1999                 1999
Current Assets                                                                          Unaudited
                                                                                        ------------------------------
     Cash and cash equivalents                                                         $   58,097          $   70,051
     Accounts receivable (less allowance of $6,915 and $6,000
         at August 31 and February 28, respectively)                                      976,393             264,217
     Inventories (Note 5)                                                                 857,443             787,200
     Prepaid expenses and other current assets                                             57,937              42,039
                                                                                     ------------        ------------
                  Total current assets                                                  1,949,870           1,163,507

Equipment and furnishings (less accumulated depreciation and of $425,453 and $407,486 at August 31 and February 28,
     respectively)                                                                        157,765             127,892

Goodwill (less accumulated amortization of $6,928 at August 31) (Note 3)                1,240,108                   0

Patents, patents pending and copyrights (less accumulated
     amortization of $82,044 and $78,697 at August 31 and
     February 28, respectively)                                                            34,985              38,333

Other assets                                                                               30,572               5,917
                                                                                    -------------      --------------
TOTAL ASSETS                                                                           $3,413,300          $1,335,649
                                                                                       ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt (Note 7)                                     $  187,592           $  10,503
     Short term loans-related parties (Note 6)                                            215,000              88,000
     Revolving line of credit                                                             299,948             199,948
     Accounts payable                                                                     695,434             324,192
     Accrued expenses                                                                     435,870             267,948
                                                                                       ----------          ----------
                  Total current liabilities                                             1,833,844             890,591

Long term debt, less current maturities (Note 7)                                          329,022              37,293
Long term loans-related parties (Note 6)                                                  150,000                   0
Customer deposits                                                                          47,847                   0
Noncurrent rent payable                                                                     9,582               9,083
                                                                                     ------------         -----------
                  Total liabilities                                                     2,370,295             936,967
                                                                                        ---------          ----------

Stockholders' Equity
     Common stock, $.01 par value;  12,000,000 shares authorized,  8,138,961 and
       6,281,667 outstanding at August 31 and
       February 28, respectively                                                           81,390              62,817
     Additional paid-in capital                                                         5,391,216           4,735,975
     Accumulated deficit                                                               (4,429,601)         (4,400,110)
                                                                                       -----------         ----------
                  Total stockholders' equity                                            1,043,005             398,682
                                                                                      -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $3,413,300          $1,335,649
                                                                                       ==========          ==========

                    See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Six Months Ended August 31,            Three Months Ended August 31,
                                                              Unaudited                              Unaudited
                                                        1999             1998                  1999              1998
                                                    ----------------------------           ----------------------------

Net Sales                                           $2,108,428        $1,716,299           $1,303,099          $970,257
Cost of Goods Sold                                     986,544           908,987              643,793           492,495
                                                    ----------         ---------            ---------         ---------
                  Gross Profit                       1,121,884           807,312              659,306           477,762
                                                    ----------         ---------            ---------         ---------

Operating Expenses
Research and product development costs                 259,356           262,667              148,108           128,469
Marketing and selling expenses                         484,696           370,616              267,591           204,354
General and administrative costs                       290,854           238,874              174,655           123,572
                                                     ---------        ----------              -------          --------

                  Total Operating Expenses           1,034,906           872,157              590,353           456,395
                                                    ----------         ---------              -------         ---------

Operating Income (Loss)                                 86,978           (64,845)              71,772            21,367

Interest Expense (Note 6)                             (129,037)          (27,849)             (16,269)          (14,249)

Interest and Other Income                               12,568             1,531                6,099               423
                                                    ----------        ----------            ---------       -----------

(Loss) Income Before Income Taxes                      (29,492)          (91,163)              61,602             7,541

Income Tax Expense (Note 8)                                  0                 0                    0                 0
                                                    ----------        ----------          -----------      ------------

Net (Loss) Income                                     $(29,492)         $(91,163)             $61,602            $7,541
                                                       ========         =========             =======            ======


Basic (Loss) Earnings Per Share                         $(0.00)          $(0.02)                $0.01             $0.00
                                                        =======          =======                =====             =====

Diluted (Loss) Earnings Per Share                       $(0.00)          $(0.02)                $0.01             $0.00
                                                        =======          =======                =====             =====


Weighted Average Shares - Basic                      6,594,581         4,374,387            6,907,494         4,374,387
                                                     =========         =========            =========         =========

Weighted Average Shares - Diluted                    6,594,581         4,374,387            8,194,809         4,931,126
                                                     =========         =========            =========         =========

                    See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended August 31,
                                                                                                   Unaudited
                                                                                           1999                1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                             $(29,492)           $(91,163)

    Adjustments to  reconcile  net loss income to net cash
       used in operating activities:
          Non-cash charge for issuance of warrants                                        102,626                   0
          Depreciation and amortization                                                    34,318              21,800
          Provision for doubtful accounts                                                     915               6,000
          (Increase) decrease in:
              Accounts receivable                                                        (506,718)            352,295
              Inventories                                                                  14,019            (173,270)
              Prepaid expenses and other current assets                                    15,732             (26,226)
          Increase (decrease) in:
              Accounts payable and accrued expenses                                       276,369            (118,182)
              Customer deposits                                                            31,847                   0
              Non-current rent payable                                                        499                 496
                                                                                       ----------         -----------
                 Net Cash Used in Operating Activities                                    (59,885)            (28,250)
                                                                                         ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition costs net of cash received                                                (315,518)                  0
   Purchase of equipment and furnishings                                                   (6,469)            (16,489)
                                                                                          --------         -----------
                 Net Cash Used in Investing Activities                                   (321,986)            (16,489)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                                 100,000              99,948
   Proceeds from short term loans-related party                                           127,000              41,700
   Proceeds from issuance of stock                                                        222,000                   0
   Financing costs paid                                                                   (10,000)                  0
   Repayments of short term loans-related party                                                 0             (41,700)
   Repayments of long term loans-related party                                            (50,000)                  0
   Repayments of long term debt                                                           (19,083)            (50,690)
                                                                                          -------             -------
Net Cash Provided by Financing Activities                                                 369,917              49,258
                                                                                          -------           ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (11,954)              4,519

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                     70,051             113,759
                                                                                         --------            --------

   End of period                                                                          $58,097            $118,278
                                                                                          =======            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $  12,846          $    8,167
                                                                                        =========          ==========
   Non-cash exchange of accrued bonuses
    for common stock                                                                    $  17,188                  $0
                                                                                        =========                  ==

                        See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                            August 31, 1999 and 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation (the "Company") include the accounts of the Company and its wholly owned subsidiary, S&K Products International, Inc. ("S&K") which was acquired by the Company on August 3, 1999. All significant intercompany accounts and transactions are eliminated in consolidation. The acquisition of S&K has an effect on the comparison of the Company's fiscal year 2000 results to prior periods because S&K was included in the Company's results of operations for only 28 days in the second quarter of fiscal year 2000.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at February 28, 1999, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2:  SEGMENT INFORMATION

The Company has adopted the Statement of Financial Accounting Standard No 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information". The Company has two reportable segments: spraying products and cleaning systems. The spraying products segment is primarily engaged in the business of developing, installing and servicing ultrasonic spray equipment for industrial uses, and manufacturing all products for both segments. The cleaning systems segment is engaged in the business of developing, installing and servicing cleaning systems for the semiconductor, disk drive and precision cleaning industries.

Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                  Six Months Ended August 31, 1999
                                                                   Spraying              Cleaning
                                                                   Products              Systems             Total
         Net Sales                                                $2,020,653              $87,775        $2,108,428
         Net Loss                                                     (1,274)             (28,218)          (29,492)
         Identifiable Assets                                       1,685,714            1,727,586         3,413,300
         Capital Expenditures                                          6,469                    0             6,469
         Depreciation and Amortization Expense                        27,785                7,386            34,318

The Company operated in a single reportable segment for the six months ended August 31, 1998.

NOTE 3:  ACQUISITION

On August 3, 1999 the Company purchased all the outstanding stock of S&K, a supplier of cleaning and drying systems for the semiconductor, disk drive, and precision cleaning industries. S&K is a wholly owned subsidiary of the Company.

The aggregate consideration tendered by the Company in respect to the acquisition described above was $5,000 of cash and 810,000 shares of the Company's common stock with a valuation of $0.30 per share. Also at the time of the closing, two stock grants for a total of 250,000 shares of the Company's common stock were made to two directors of the Company and 200,000 warrants were issued to a non-employee director of the Company as an acknowledgment of their services in consummating the acquisition. The value of the stock issued and warrants granted to the non-employee director were accounted for as additional purchase price. Professional fees of $101,345 associated with the acquisition were also accounted for as additional purchase price. The fair value of net assets acquired were:

                Cash                                                  $26,648
                Accounts Receivable                                   206,372
                Inventory                                              84,263
                Equipment & Furnishings                                47,447
                Other Assets                                           46,285
                Accounts Payable                                     (142,977)
                Accrued Expenses                                     (153,007)
                Long Term Debt                                       (687,901)
                                                                     --------
                Net Liabilities Assumed                              (572,870)
                Acquisition Costs                                    (674,166)
                                                                     --------
                Goodwill                                           $1,247,036
                                                                   ==========

The goodwill will be amortized on the straight-line basis over 15 years. Accumulated amortization at August 31, 1999 was $6,928.

The  following  unaudited  proforma   information  presents  a  summary  of  the
consolidated results of operations of Sono-Tek and S&K as if the acquisition had occurred on March 1, 1998.

                                                             Proforma Consolidated Statement of Operations
                                                                     Six months ended August 31,
                                                                       1999                      1998
                                                                       ----                      ----

                  Net Sales                                           $2,667,655                $3,096,606
                  Cost of Goods Sold                                   1,222,607                 1,572,887
                                                                       ---------                 ---------
                  Gross Profit                                         1,445,048                 1,523,719
                  Operating Expenses                                   1,555,081                 1,636,499
                                                                       ---------                 ---------
                  Net Loss                                              (110,033)                 (112,780)
                  Interest Expense                                      (160,122)                  (79,557)
                  Interest  & Misc. Income                                28,970                    (5,990)
                                                                     -----------               ------------
                  Net Loss                                             $(241,185)                $(198,327)
                                                                      ==========                ==========

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the elimination of extraordinary items associated with the S&K reorganization. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on March 1, 1998, or of future results of operations of the consolidated entities.

NOTE 4: PRIVATE PLACEMENT

On May 5, 1999, the Company issued a Private Placement Memorandum to raise $500,000 by offering 1,666,667 shares of common stock at $0.30 per share. The Company completed the sale of 740,000 shares of common stock (of which the Company's officers and directors purchased 310,000) through August 31, 1999 for $222,000. The gross proceeds were used to pay certain costs associated with the acquisition of S&K and for working capital. Gross proceeds of the offering were reduced by $30,000 for professional fees incurred during the offering. The Company is continuing to offer additional shares pursuant to the Private Placement Memorandum (Note 11).

NOTE 5:  INVENTORY

Inventories at August 31, 1999 are comprised of:

                    Finished goods                      $189,443
                    Work in process                      115,027
                    Raw materials and subassemblies      553,167
                                                        --------
                    Net total inventories               $857,443
                                                        ========


Note 6:  RELATED PARTY LOANS

Short term loans - From time to time the Company has required short-term loans to meet its payment obligations. All of these loans, which are payable on demand, have been provided by certain officers and Directors of the Company at an interest rate of prime plus 2% at the time of the loan (10.25% at August 31, 1999). As of August 31, 1999 the amount of these loans outstanding was $215,000. Interest expense for the six-month period ended August 31, 1999 was $7,906. Accrued interest was $9,226 and $1,320 at August 31, 1999 and February 28, 1999, respectively.

On May 13, 1999, the Board of Directors granted to the Board members who provided the short term loans 600,000 warrants exercisable at $0.30 per share that expire May 13, 2004. The Company recognized a non-cash interest charge of $102,626 for the immediate amortization of the discounted short-term loans that had been discounted based on the fair market value of the warrants granted. The Company estimated the fair market value of the warrants using the minimum value method under the assumption that the estimated life of the warrants were 5 years, the discount rate was 5.25% and expected volatility of the Company's common stock was 94%.

Long term loans - Two convertible subordinated notes for a total of $150,000 were converted from S&K debt to Company debt at the time of the acquisition. The notes are subordinate to the long-term debt with S&K's bank. The notes are payable August 3, 2002 with interest of 6%. The unpaid principal balance is convertible into common stock at $1.00 per share.

NOTE 7:  LONG TERM DEBT


Long term debt consists of the following:
                                                                             August 31                 February 28
                                                                             -------------------------------------
Equipment loan, bank, collateralized by related production equipment, payable in monthly  installments of $1,225,  including interest at 2% over the bank's prime rate (10.25% and 9.75% at August 31 and
February 28, 1999, respectively).                                                $42,701                    $47,796

Note payable, bank, collateralized by all assets of S&K,
personally guaranteed by two officers of S&K, payable in
monthly installments of $17,852, including interest at 9.5%                      473,913                          0
                                                                                 -------                -----------

                Total long term debt                                             516,614                     47,796
                 Due within one year                                            (187,592)                   (10,503)
                                                                               ---------                   --------
                                    Due after one year                          $329,022                    $37,293
                                                                                ========                    =======

At August 31, 1999, long term debt is payable as follows:

                  August 31, 2000                             $187,592
                  August 31, 2001                              206,298
                  August 31, 2002                              116,109
                  August 31, 2003                                6,615
                                                              --------
                                                              $516,614
                                                              ========

NOTE 8:  INCOME TAXES

The Company has a net operating loss carryforward, therefore no income tax expense is recorded for the six months ended August 31, 1999 and 1998. For income tax purposes, Sono-Tek had available operating loss carryforwards of approximately $3,632,000 at February 28, 1999. A valuation allowance has been reported in an amount equal to the net deferred tax assets due to the Company's inability to estimate it's ability to recover such amounts.

NOTE 9:  EARNINGS PER SHARE

Basic earnings per share ("EPS") and loss per share ("LPS") are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS and LPS reflect the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS and LPS calculations under the treasury stock method.

The computation of basic and diluted earnings (loss) per share are set forth on the following table:


                                                           Six Months Ended               Three Months Ended
                                                                August 31,                       August 31,
                                                           1999           1998              1999           1998
                                                           ----           ----              ----           ----
    Numerator-
       Numerator for basic and diluted
          earnings (loss) per share                     $(29,492)       $(91,163)         $61,602        $7,541
                                                        =========       =========         =======        ======

    Denominator:
       Denominator for basic earnings (loss)
          per share - weighted average shares          6,594,581       4,374,387        6,907,494      4,374,387
       Effects of dilutive securities:
          Stock warrants for directors                         0*              0*         800,000              0
          Stock options for employees, directors
              and outside consultants                          0*              0*         490,315        556,739
                                                  -------------- ---------------       ----------        -------

       Denominator for diluted earnings
          (loss) per share                             6,594,581**     4,374,387**      8,197,809**    4,931,126**
                                                       =========       =========        =========      =========

         *Stock options and warrants for employees, directors and outside consultants are antidilutive as a result of the net loss and therefore are not considered in the Diluted LPS calculation.

          **The effect of considering a) the detachable warrants related to $530,000 of convertible secured subordinated promissory notes which were converted to equity as of February 26, 1999 and b) the convertible long term loans-related parties (Note 6) are antidilutive and therefore not considered in the Diluted EPS and LPS per share calculations.


Under the assumption that stock options, warrants and convertible long term loans were not antidilutive as described in * and **, the denominator for Diluted LPS would be 7,884,896 and 4,931,126 weighted average shares at August 31, 1999 and 1998 respectively.

On June 8, 1999, the Board of Directors of the Company granted options to acquire 42,500 shares of common stock to qualified employees of the Company, exercisable at the fair market value on the date of grant, under the 1993 Stock Incentive Plan. On June 25, 1999, three Directors cancelled options to acquire a total of 40,000 shares of common stock.

NOTE 10:  OPERATING LEASES

The Company leases an office and manufacturing facility in Milton, NY under a lease that expired in January 1997. The lease provided for a five-year renewal option at annual rentals varying from $65,000 to $78,000, but that option was not exercised. The Company is making payment on a month-to-month basis equal to the amount that would have been required per month if the option had been exercised.

The Company leases an office and warehouse facility in Chestnut Ridge, NY under a one year lease that was signed at the time of the acquisition of S&K for a base annual rental fee of $92,000. The building is owned by an officer of S&K. The rent expense was $9,000 for the six-month period ended August 31, 1999.

NOTE 11:  SUBSEQUENT EVENTS

On September 29, 1999, the Company entered into a Note and Warrant Purchase Agreement with a venture capital corporation ("VCC") whereby the Company borrowed $450,000 due on September 29, 2004 pursuant to a Note payable (the "Note") and granted the VCC warrants to purchase 1,100,000 shares of the Company's common stock at an exercise price equal to the fair market value of $0.30 per share. The warrants expire six years following the repayment of the Note. Interest on the Note is payable monthly at the rate of 12% per year. The value associated with the warrants and professional fees incurred in connection with this agreement will be amortized over the term of the Note. Payments on the Note are interest only for the first two years, with the principal balance amortizing equally over the remaining three years. The Note is collateralized by all assets of the Company, subordinated to the existing lien in favor of the Company's bank securing its line of credit.

During September 1999, the Company sold 80,000 shares of the Company's common stock under the terms of the May 5, 1999 Private Placement Memorandum for $24,000. The Company is continuing to offer up to an additional 346,667 shares for $104,000 (Note 4).

At the 1999 Annual Meeting held on September 30, 1999, the Company's shareholders approved an increase to the number of shares that can be issued pursuant to the 1993 Stock Incentive Plan (the "Plan") to employees, directors, and consultants to the Company from seven hundred fifty thousand (750,000) to one million five hundred thousand (1,500,000), effective immediately. The shareholders further agreed to amend the Plan to permit the granting of Incentive Stock Options or Non-Qualified Stock Options to any person who, at the time the Award is granted, is regularly employed by the Company or any "subsidiary corporation" of the Company, as that term is defined by section 424(f) of the Code, which change shall be effective as if originally included at the Plan's inception.

At  the  1999  Annual   Meeting  held  on  September  30,  1999,  the  Company's
shareholders approved an increase to the number of authorized shares of common stock of the Company, $0.01 par value, from 12,000,000 to 25,000,000.

                              SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Federal Securities Laws. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions; political, regulatory, competitive and technological developments affecting the Company's operations or the demand for its products; timely development and market acceptance of new products; adequacy of financing; capacity additions; and ability to enforce patents.
The Company undertakes no obligation to update publicly any forward-looking statements.

Liquidity and Capital Resources

The Company's working capital decreased $156,890 from $272,916 at February 28, 1999 to $116,026 at August 31, 1999. The decrease in working capital was primarily a result of an increase in accounts receivable and inventories of $782,000 that was offset by an increase in short term loans and current liabilities of $943,000.

The Company's stockholders' equity increased $644,323 from $398,682 on February 28, 1999 to $1,043,005 on August 31, 1999. Of this increase, $222,000 was due to the sale of 740,000 shares of common stock through the Private Placement Memorandum dated May 5, 1999, $102,626 was due to the issuance of 600,000 warrants, $332,000 was due to the issuance of 960,000 shares of common stock and 200,000 warrants to purchase common stock related to the acquisition of S&K and $17,000 was due to the conversion of accrued expense into 57,294 shares of common stock, all of which were partially offset by the $29,000 loss for the six months ended August 31, 1999.

The Company currently has a $300,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the Chairman and CEO of the Company. As of August 31, 1999 the outstanding balance was $299,948. Due to losses incurred during Fiscal 1999, the Company was required to borrow on a short-term basis from certain officers and Directors of the Company. As of August 31, 1999 the balance owed the officers and Directors was $215,000. A $150,000 related party loan to S&K was assumed at the time of acquisition and converted into subordinated convertible debt, payable August 3, 2002.

On September 30, 1999 the Company signed a 5-year note with a venture group for $450,000. The proceeds of this loan will be used for (i) professional fees incurred in connection with the transaction, (ii) the acquisition of S&K, (iii) paying loans, salary and accrued expenses to certain officers, (iv) the reduction of trade payables, (v) acquiring limited fixed assets, and (vi) general working capital and other corporate purposes of the Company and its subsidiaries.

Although there can be no assurances, management believes that the continued success of its new products, along with the improvement in the market for the SonoFlux Systems will lead to broader markets and increases in sales and profits. Management also believes that the acquisition of S&K will lead to increased sales while at the same time realizing significant efficiencies by integrating the operations of the two companies. With the increase in sales and savings from the combined operation of both companies, management believes the Company will be able to meet its current obligations as they become due.

Results of Operations

The Company's sales increased $392,129 from $1,716,299 for the six months ended August 31, 1998 to $2,108,428 for the six months ended August 31, 1999. The increase was due to $88,000 in sales of S&K's products, increased sales in MCSo Infinity and Accuo Mist Systems of $151,000, pressure nozzles of $30,000 and special orders of $137,000, that were offset by a decrease in nozzle sales of $33,000 and a decrease in SonoFlux Systems sales of $88,000. The Company believes that the electronics industry has begun to improve as demonstrated by an increase in SonoFlux sales between the last half of fiscal year 1999 and the first half of fiscal 2000.

The Company's sales increased $332,842 from $970,257 for the three months ended August 31, 1998 to $1,303,099 for the three months ended August 31, 1999. The increase was due to $88,000 in sales of S&K's products, an increase in MCSo
Infinity and Accuo Mist Systems of $115,000, pressure nozzles of $30,000 and special orders of $84,000 that were offset by a decrease in nozzle sales of $23,000 and a decrease in SonoFlux Systems of $35,000.

Gross profit increased $314,572 from $807,312 for the six month period ended August 31, 1998 to $1,121,884 for the six month period ended August 31, 1999. Gross profit increased $181,544 from $477,762 for the three months ended August 31, 1998 to $659,306 for the three months ended August 31, 1999. For both the three and six month periods the increase in the Company's gross profit was primarily a result of increased sales of the Company's products, combined with decreases in production labor, service travel and warranty costs.

Research and product development costs decreased $3,311 from $262,667 for the six months ended August 31, 1998 to $259,356 for the six months ended August 31, 1999. The decrease in research and development costs is primarily a result of a decrease in materials cost associated with the development of new products which was offset by the additional costs associated with S&K.

Research and product development costs increased $19,639 from $128,469 for the three months ended August 31, 1998 to $148,108 for the three months ended August 31, 1999. The increase was a result higher personnel costs and the additional costs associated with S&K.

Marketing and selling costs increased $114,080 from $370,616 for the six months ended August 31, 1998 to $484,696 for the six months ended August 31, 1999. The increase was a result of expenses related to start up cost associated with the sale of pressure nozzles of $47,000, additional commission and labor costs of $34,000, trade shows and travel of $12,000, plus the costs associated with S&K.

Marketing and selling costs increased $63,237 from $204,354 for the three months ended August 31, 1998 to $267,591 for the three months ended August 31, 1999. The increase was a result of expenses related to start up cost associated with the sale of pressure nozzles of $15,000 plus additional commissions and labor costs of $21,000 and costs associated with S&K.

General and administrative costs increased $51,980 from $238,874 for the six month period ended August 31, 1998 to $290,854 for the six month period ended August 31, 1999. General and administrative costs increased $51,083 from $123,572 for the three month period ended August 31, 1998 to $174,655 for the three month period ended August 31, 1999. For both periods the increase is a result of additional S&K costs, which were partially offset by a decrease in the Company's personnel costs.

Interest expense increased $101,188 from $27,849 for the six month period ended August 31, 1998 to $129,037 for the six months ended August 31, 1999. The increase is primarily due to a non-cash charge of $102,626 for the costs associated with 600,000 warrants that were issued on May 13, 1999 and offset by a decrease resulting from the conversion of the convertible secured subordinated promissory notes to equity in February 1999.

Interest expense increased $2,020 from $14,249 for the three month period ended August 31, 1998 to $16,269 for the three months ended August 31, 1999. The increase was due to interest expense on S&K debt.

For the six months ended August 31, 1999 the Company had a net loss of $29,492 or $(0.00) per share as compared to a net loss of $91,163 or $(0.02) per share for the six months ended August 31, 1998. The decrease in net loss was primarily a result of an increase in the Company's sales offset by the non-cash charge of $102,626 for the warrants issued May 13, 1999.

For the three months ended August 31, 1999, the Company had earnings of $61,602 or $0.01 per share as compared to earnings of $7,541 or $.00 per share for the three months ended August 31, 1998. The increase in earnings was primarily a result of an increase in the Company's sales.

Year 2000 Compliance

Sono-Tek has assessed its readiness for the Year 2000 (Y2K). This assessment identified areas that needed to be modified, and resulted in the Company upgrading both hardware and software used internally.

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

At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan. The Company has incurred internal staff costs, as well as the expense to purchase additional hardware and software of approximately $25,000. The additional costs related to the Y2K compliance is approximately $18,000 and is not anticipated to have a material effect on the Company's business, results of operations or financial condition. Despite its efforts to survey its customers, suppliers and service providers, the Company cannot be certain as to the actual Y2K readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

                           PART II - OTHER INFORMATION

Item 4. Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.       Description

4.1               27.      Financial Data Schedule - EDGAR filing only

         (b)      Reports on Form 8-K

                  Filed August 13, 1999

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 15, 1999




SONO-TEK CORPORATION
(Registrant)




By:      /s/ James L. Kehoe
         ------------------
         James L. Kehoe
         Chief Executive Officer





By:      /s/ Kathleen N. Martin
         ----------------------
         Kathleen N. Martin
         Chief Financial Officer