Form 10-Q
period 1999-11-30
SONO TEK CORP
filed 2000-01-14
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1999

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                               Outstanding as of
         Class                                                  January 14, 2000

Common Stock, par value $.01 per share                             8,355,628

                              SONO-TEK CORPORATION


                                      INDEX

Part I - Financial Information                                        Page


Item 1 - Financial Statements:                                       1 - 3


Consolidated Balance Sheets -
     November 30, 1999 (Unaudited) and February 28, 1999                1


Consolidated Statements of Operations - Nine Months and Three Months
     Ended November 30, 1999 and 1998 (Unaudited)                       2


Consolidated Statements of Cash Flows - Nine Months Ended
     November 30, 1999 and 1998 (Unaudited)                             3


Notes to Consolidated Financial Statements                            4 - 10


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11 - 14


Part II - Other Information                                          14 - 15

Item 3 - Quantitative and Qualitative Disclosure About Market Risk - Not Applicable

Signatures                                                              17


                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                       November 30,       February 28,
                                                                                          1999                 1999
Current Assets                                                                          Unaudited
                                                                                        ------------------------------
     Cash and cash equivalents                                                         $  140,414           $  70,051
     Accounts receivable (less allowance of $9,915 and $6,000
         at November 30 and February 28, respectively)                                    887,687             264,217
     Inventories (Note 5)                                                                 908,382             787,200
     Prepaid expenses and other current assets                                             82,592              42,039
                                                                                     ------------        ------------
                  Total current assets                                                  2,019,075           1,163,507

Equipment and furnishings (less accumulated depreciation of
     $447,696 and $407,486 at November 30 and February 28,
     respectively)                                                                        181,552             127,892

Intangible assets, net:
     Goodwill (Note 3)                                                                  1,219,325                   0
     Patents, patents pending and copyrights (Note 1)                                      33,313              38,333
     Deferred financing fees (Note 7)                                                      34,339                   0
                                                                                      -----------         -----------
                  Total intangible assets, net                                          1,286,977              38,333

Other assets                                                                               22,072               5,917
                                                                                     ------------      --------------
TOTAL ASSETS                                                                           $3,509,675          $1,335,649
                                                                                       ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Current maturities of long term debt (Note 8)                                       $192,002             $10,503
     Short term loans-related parties (Note 6)                                            165,000              88,000
     Revolving line of credit                                                             299,948             199,948
     Accounts payable                                                                     458,408             324,192
     Accrued expenses                                                                     396,804             267,948
                                                                                       ----------          ----------
                  Total current liabilities                                             1,512,162             890,591
                                                                                       ----------          ----------

Long term debt, less current maturities (Note 8)                                          279,513              37,293
Subordinated mezzanine debt (Note 7 )                                                     374,812                   0
Subordinated long term loans-related parties (Note 6)                                     150,000                   0
Noncurrent rent payable                                                                     9,832               9,083
                                                                                     ------------         -----------
                  Total liabilities                                                     2,326,319             936,967

Put Warrants                                                                               77,000                   0

Stockholders' Equity
     Common  stock,  $.01 par value;  25,000,000  shares  authorized,  8,355,628 issued and outstanding at November 30 and 12,000,000
       shares authorized, 6,281,667 issued and outstanding at February 28                  83,556              62,817
     Additional paid-in capital                                                         5,454,049           4,735,975
     Accumulated deficit                                                               (4,431,249)         (4,400,110)
                                                                                       -----------         ----------
                  Total stockholders' equity                                            1,106,356             398,682
                                                                                      -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $3,509,675          $1,335,649
                                                                                       ==========          ==========

                                           See notes to financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Nine Months Ended November 30,        Three Months Ended November 30,
                                                              Unaudited                              Unaudited
                                                        1999             1998                  1999              1998
                                                    ----------------------------           ----------------------------

Net Sales                                           $3,660,200        $2,395,727           $1,551,772          $679,428
Cost of Goods Sold                                   1,726,067         1,291,940              739,523           382,953
                                                    ----------         ---------            ---------         ---------
                  Gross Profit                       1,934,133         1,103,787              812,249           296,475
                                                    ----------         ---------            ---------         ---------

Operating Expenses
Research and product development costs                 430,068           370,572              170,712           107,906
Marketing and selling expenses                         787,757           548,563              303,061           177,946
General and administrative costs                       591,840           353,682              300,986           114,808
                                                     ---------        ----------            ---------         ---------

                  Total Operating Expenses           1,809,666         1,272,817              774,759           400,660
                                                     ---------         ---------            ---------         ---------

Operating Income (Loss)                                124,468          (169,030)              37,490          (104,185)

Interest Expense                                      (167,587)          (42,775)             (38,550)          (14,925)

Miscellaneous Income and (Expense)                       9,854             8,137                 (800)            8,137

Interest and Other Income                                2,126             2,615                  212             1,083
                                                    ----------      ------------              -------        ----------

Loss Before Income Taxes                               (31,140))        (201,053)              (1,648)         (109,890)

Income Tax Expense (Note 9)                                  0                 0                    0                 0
                                                 -------------      ------------          -----------      ------------

Net Loss                                              $(31,140)        $(201,053)             $(1,648)        $(109,890)
                                                      ========         ==========             ========        ==========


Basic (Loss)  Per Share                                 $(0.00)          $(0.05)               $(0.00)           $(0.03)
                                                        =======          =======               =======           =======

Diluted  (Loss)  Per Share                              $(0.00)          $(0.05)               $(0.00)           $(0.03)
                                                        =======          =======               =======           =======


Weighted Average Shares - Basic                      7,155,467         4,375,720            8,289,566         4,378,387
                                                     =========         =========            =========         =========

Weighted Average Shares - Diluted                    7,155,467         4,375,720            8,289,566         4,378,387
                                                     =========         =========            =========         =========

                                 See notes to financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended November 30,
                                                                                                   Unaudited
                                                                                           1999                1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                             $(31,140)          $(201,053)

    Adjustments to reconcile net loss to net cash used in operating activities:
          Non-cash charge for issuance of warrants                                        102,626                   0
          Depreciation and amortization                                                    75,937              33,162
          Provision for doubtful accounts                                                   3,915               9,000
          (Increase) decrease in:
              Accounts receivable                                                        (421,013)            441,134
              Inventories                                                                 (36,919)           (220,646)
              Prepaid expenses and other current assets                                   (10,423)             (9,035)
          Increase (decrease) in:
              Accounts payable and accrued expenses                                           277            (179,287)
              Customer deposit                                                            (16,000)                  0
              Non-current rent payable                                                        749                 744
                                                                                       ----------          ----------
                 Net Cash Used in Operating Activities                                   (331,991)           (125,981)
                                                                                        ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition costs net of cash received                                                (315,518)                  0
   Purchase of equipment and furnishings                                                  (46,424)            (19,757)
                                                                                         ---------         -----------
                  Net Cash Used in Investing Activities                                  (361,942)            (19,757)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                                 100,000              99,948
   Proceeds from short term loans-related parties                                         127,000                   0
   Proceeds from issuance of stock                                                        287,000               1,320
   Proceeds from subordinated mezzanine debt                                              450,000                   0
   Deferred financing fees                                                                (35,523)                  0
   Repayments of short term loans-related party                                          (100,000)                  0
   Repayments of long term debt                                                           (64,181)             (6,760)
   Repayments of note payable, bank                                                             0             (46,253)
                                                                                        ---------            --------
              Net Cash Provided by Financing Activities                                   764,296              48,255
                                                                                        ---------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       70,363             (97,483)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                     70,051             113,759
                                                                                         --------            --------

   End of period                                                                         $140,414            $ 16,276
                                                                                         ========            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                          $39,179            $ 13,424
                                                                                          =======            ========
   Non-cash exchange of accrued bonuses
    for common stock                                                                      $17,188                $  0
                                                                                          =======                ====

                        See notes to financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                           November 30, 1999 and 1998

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, S&K Products International, Inc., a New Jersey Corporation ("S&K"), which the Company acquired on August 3, 1999 (the "S&K Acquisition see Note 3). All significant intercompany accounts and transactions are eliminated in consolidation. The inclusion of S&K's results since August 3, 1999 has an effect on the comparison of the Company's Fiscal Year 2000 results to prior periods

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at February 28, 1999, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Patent and Patent Pending Costs - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations. The accumulated amortization is $83,717 and $78,697 at November 30 and February 28, 1999, respectively.

NOTE 2:  SEGMENT INFORMATION

The Company has adopted the Statement of Financial Accounting Standard No 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information". The Company has two reportable segments: spraying products and cleaning systems. The spraying products segment is primarily engaged in the business of developing, manufacturing, installing and servicing ultrasonic spray equipment. The cleaning systems segment is engaged in the business of developing, manufacturing, installing and servicing cleaning systems for the semiconductor, disk drive and precision cleaning industries.

Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                         Nine Months Ended November 30, 1999
                                                                   Spraying              Cleaning
                                                                   Products              Systems             Total
         Net Sales                                                $3,056,832             $603,368        $3,660,200
         Net Income (Loss)                                             7,777              (38,917)          (31,140)
         Identifiable Assets                                         148,290               39,262           181,552
         Capital Expenditures                                         42,134                4,290            46,424
         Depreciation and Amortization Expense                        35,752               40,185            75,937

                                                                        Three Months Ended November 30, 1999
                                                                   Spraying              Cleaning
                                                                   Products              Systems             Total
         Net Sales                                                $1,036,179             $515,593        $1,551,772
         Net Income (Loss)                                             9,051              (10,699)           (1,648)
         Identifiable Assets                                         148,290               39,262           181,552
         Capital Expenditures                                         35,665                4,290            39,955
         Depreciation and Amortization Expense                        14,437               27,184            41,621

The Company operated in a single reportable segment for the nine months and three months ended November 30, 1998.

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
                                                                    ==========

The aggregate purchase price exceeded the fair value of net assets acquired resulting in goodwill that will be amortized on the straight-line basis over 15 years. Accumulated amortization of goodwill at November 30, 1999 was $27,711.

The  following  unaudited  proforma   information  presents  a  summary  of  the
consolidated results of operations of Sono-Tek and S&K as if the acquisition had occurred on March 1, 1998.

                                                           Proforma Consolidated Statement of Operations
                                                                   Nine months ended November 30,
                                                                       1999                      1998
                                                                       ----                      ----

                  Net Sales                                           $4,219,427                $3,653,584
                  Cost of Goods Sold                                   1,962,130                 1,883,253
                  Gross Profit                                         2,257,297                 1,770,331
                  Operating Expenses                                   2,329,840                 1,978,471
                  Operating Loss                                         (72,543)                 (208,140)
                                                                      ----------                ----------
                  Interest Expense                                      (198,672)                  (95,973)
                  Interest  & Misc. Income                                28,382                      (432)
                                                                      ----------                ----------
                  Net Loss                                             $(242,833)                $(304,545)
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

NOTE 4:  PRIVATE PLACEMENT

On May 5, 1999, the Company issued a Private Placement Memorandum to raise up to $500,000 by offering 1,666,667 shares of common stock at $0.30 per share (the "Private Placement"). During the third quarter of Fiscal Year 2000 the Company completed the sale of an additional 216,667 shares of common stock for a total of 956,667 shares of common stock sold pursuant to the Private Placement. Of the total shares sold, 385,000 were purchased by directors of the Company, including 75,000 shares of common stock purchased in the third quarter. The gross proceeds from the Private Placement were used to pay certain costs associated with the acquisition of S&K and for working capital. The Company continued to offer an additional 210,000 shares pursuant to the Private Placement (Note 12).

NOTE 5:  INVENTORY

Inventories at November 30, 1999 are comprised of:

                 Finished goods                                       $186,257
                 Work in process                                        92,676
                 Raw materials and subassemblies                       629,449
                                                                      --------
                 Net total inventories                                $908,382
                                                                      ========

Note 6:  RELATED PARTY LOANS

Short term loans - From time to time the Company has required short-term loans to meet its payment obligations. All of these loans, which are payable on demand, have been provided by certain officers and directors of the Company at an interest rate of prime plus 2% computed at the time of the loan. The interest rate on such short term loans was 10.50% at November 30, 1999. As of November 30, 1999 and February 28, 1999 the amount of these loans outstanding was $165,000 and $88,000, respectively. Interest expense for the nine month period and three month period ended November 30, 1999 was $11,972 and $4,508, respectively. Accrued interest was $13,292 and $1,320 at November 30, 1999 and February 28, 1999, respectively.

Long term loans - Two convertible subordinated notes, issued to the former S&K shareholders or members of their immediate family, for an aggregate principal amount of $150,000 were converted from S&K debt to Company debt on August 3, 1999, the date of the S&K Acquisition (the "S&K Notes"). The S&K Notes are subordinate to the long-term debt with S&K's bank. The S&K Notes are payable August 3, 2002 with interest accruing at a rate of 6% per annum. The unpaid principal balance on the S&K Notes is convertible into common stock at $1.00 per share. Interest expense for the nine month period and three month period ended November 30, 1999 was $3,000 and $2,225, respectively. Accrued interest was $3,000 at November 30, 1999.

NOTE 7:  SUBORDINATED MEZZANINE DEBT

On September  30,  1999,  the Company  entered into a Note and Warrant  Purchase
Agreement with a Small Business Investment Corporation (the "SBIC Note") pursuant to which the Company obtained a loan, subordinated to the note payable, bank (see Note 8), in the principal amount of $450,000 with an interest rate of 12%. The five year loan requires interest only payments for the first two years, followed by monthly principal payments of $12,500 and interest for years three to five. The SBIC Note is collateralized by certain assets of the Company, equity interests in S&K and assigned life insurance policies on two directors of the Company. The SBIC Note, among other things, restricts the payment of dividends.

In addition, the SBIC Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at a price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as subsequently determined by an independent appraisal, of the Put Warrants was determined to be $0.07, and is accounted for as a discount to the SBIC Note and will be amortized over the principal repayment term of the agreement. The unamortized discount at November 30, 1999 is $75,188. The Put Warrants can be put to the Company from May 29, 2006 to May 29, 2007 as otherwise defined by the agreement and they expire on September 30, 2010, and have certain put options as defined by the agreement.

The deferred financing fees incurred to acquire the SBIC Note will be amortized over the life of the loan. Accumulated amortization of the deferred financing fees was $1,184 at November 30, 1999.

NOTE 8. LONG TERM DEBT Long term debt consists of the following:

                                                                            November 30            February 28
                                                                             -----------            -----------
Equipment loan, bank, collateralized by related production equipment, payable in monthly  installments of $1,225,  including interest at 2% over the bank's prime rate (10.50% and 9.75% at November 30 and
February 28, 1999, respectively).                                                $40,124                    $47,796

Note payable, bank, collateralized by all assets of S&K,
personally guaranteed by two officers of S&K, payable in
monthly installments of $17,852, including interest at 9.5%                      431,391                          0
                                                                                 -------                    -------

                Total long term debt                                             471,515                     47,796
                 Due within one year                                            (192,002)                   (10,503)
                                                                               ---------                   --------
                                    Due after one year                          $279,513                    $37,293
                                                                                ========                    =======

At November 30, 1999, long term debt is payable as follows:

                                    November 30, 2000                           $192,002
                                    November 30, 2001                            211,347
                                    November 30, 2002                             64,842
                                    November 30, 2003                              3,324
                                                                                   -----
                                                                                $471,515

NOTE 9:  INCOME TAXES

The Company has a net operating loss carryforward, therefore no income tax expense is recorded for the nine months and three months ended November 30, 1999 and 1998. For income tax purposes, the Company had available operating loss carryforwards of approximately $3,632,000 at February 28, 1999. A valuation allowance has been reported in an amount equal to the net deferred tax assets due to the Company's inability to estimate it's ability to recover such amounts.

NOTE 10:  LOSS PER SHARE

Basic earnings per share ("EPS") and loss per share ("LPS") are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS would reflect, if applicable, the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans would be included for Diluted EPS calculations, if applicable, under the treasury stock method.

The computation of basic and diluted (loss) per share are set forth on the following table:

                                                           Nine Months Ended              Three Months Ended
                                                              November 30,                     November 30,
                                                           1999           1998              1999           1998
                                                           ----           ----              ----           ----
       Numerator for basic and diluted
          (loss) per share                              $(31,140)      $(201,053)         $(1,648)    $(109,890)
                                                        =========      ==========         ========    ==========

    Denominator:
       Denominator for basic (loss)
          per share - weighted average shares          7,155,467       4,375,720        8,289,566      4,378,387
       Effects of dilutive securities:
          Stock warrants for directors                         0*              0*               0*             0*
          Stock options for employees, directors
              and outside consultants                          0*              0*               0*             0*
                                                  -------------- ---------------   -------------- --------------

       Denominator for diluted
          (loss) per share                             7,155,467**     4,375,720**      8,289,566**    4,378,387**
                                                       =========       =========        =========      =========

         *Stock options and warrants for employees, directors and outside consultants are antidilutive as a result of the net loss and therefore are not considered in the Diluted LPS calculation.

     **The effect of considering a) the detachable warrants related to $530,000 of convertible secured subordinated promissory notes which were converted to equity as of February 26, 1999 and b) the detachable Put Warrants (see
     Note 7) and c) the convertible long term loans-related parties (Note 6) are antidilutive and therefore not considered in the Diluted EPS and LPS per share calculations.


Under the assumption that stock options, warrants and convertible long term loans were not antidilutive as described in * and **, the denominator for Diluted LPS would be 9,408,667 and 5,701,811 weighted average shares for the nine month period at November 30, 1999 and 1998, respectively and 11,340,411 and 5,704,478 weighted average shares for the three month period at November 30, 1999 and 1998, respectively.

On October 22, 1999, the Board of Directors of the Company granted options to acquire 262,500 shares of common stock to qualified employees of the Company, exercisable at the fair market value on the date of grant, under the Company's 1993 Stock Incentive Plan, as amended.

NOTE 11:  OPERATING LEASES

The Company leases an office and manufacturing facility in Milton, NY under a lease that expired in January 1997. The lease provided for a five-year renewal option at annual rentals varying from $65,000 to $78,000, but that option was not exercised. The Company is making payments on a month-to-month basis equal to the amount that would have been required per month if the option had been exercised. Subsequent to November 30, 1999, the Company entered into a new lease for its existing facility in Milton, NY (see Note 12).

The Company leases an office and warehouse facility in Chestnut Ridge, NY pursuant to a one year lease executed on August 3, 1999. The annual base rent for the Company's Chestnut Ridge, NY facility is $92,000. The building is owned by an officer of S&K. The rent expense under this agreement was $9,000 for the period from August 3,1999 (see Note 3) to November 30, 1999.

NOTE 12:  SUBSEQUENT EVENTS

Operating Leases-On December 1, 1999 the Company entered into a lease agreement for an additional 3,500 square feet of space in Milton, NY. The space will be used for additional offices necessitated by the relocation of a substantial portion of S&K's operations to the Company's Milton, NY location. In addition, the new space will also house additional production and testing areas.

On January 1, 2000 the Company entered into two lease agreements. The first lease is for the Company's existing facility in Milton, NY. This lease terminates November 30, 2002 and has an annual rent of $78,000. In addition, a 2000 square foot warehouse has been leased through November 30, 2002 with an annual rent of $9,000.

Pursuant to the operating leases subsequent to November 30, 1999, the Company has the following future annual minimum payments through the end of the three year lease renewals:

                  Fiscal year ending February
                              2000            $  19,000
                              2001              105,000
                              2002              105,000
                              2003               78,750
                                                 ------
                                               $307,750

Equipment Loan-On December 30, 1999 the Company entered into a loan agreement with a bank for $73,000 for the construction of a cleanroom to be used in testing S&K equipment. The five year loan has an interest rate of prime plus 2%, which was 10.5 % on December 30, 1999, and is secured by the cleanroom. The loan will be repaid in sixty equal monthly installments of principal and interest.

Private Placement-On January 11, 2000, the Company completed the sale of 210,000 shares of common stock for $63,000. This completes the Private Placement offered by the Company on May 5, 1999.

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

Liquidity and Capital Resources

The Company's working capital increased $233,997 from $272,916 at February 28, 1999 to $506,913 at November 30, 1999. The increase in working capital was primarily a result of an increase in cash, accounts receivable and inventories of $855,000 that was offset by an increase in short term loans and current liabilities of $621,000. The increase in cash was derived from the Private Placement Memorandum and the SBIC Note.

The Company's stockholders' equity increased $707,674 from $398,382 on February 28, 1999 to $1,106,346 on November 30, 1999. Of this increase, $287,000 was due to the sale of 956,667 shares of common stock through the Private Placement Memorandum dated May 5, 1999, $102,626 was due to the issuance of 600,000 warrants, $332,000 was due to the issuance of 960,000 shares of common stock and 200,000 warrants to purchase common stock related to the acquisition of S&K and $17,000 was due to the conversion of accrued expenses into 57,294 shares of common stock, all of which were partially offset by the $31,140loss for the nine months ended November 30, 1999.

The Company currently has a $300,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the Chairman and CEO of the Company. As of November 30, 1999 the outstanding balance was $299,948. Due to losses incurred during Fiscal Year 1999, the Company was required to borrow on a short-term basis from certain directors of the Company. As of November 30, 1999 the balance owed the directors was $165,000. A $150,000 related party loan to S&K was assumed on August 3, 1999 and converted into subordinated convertible debt, payable on August 3, 2002. On September 30, 1999, the Company obtained a $450,000, five-year term loan from a Small Business Investment Corporation . The Company also issued a warrant to the Small Business Investment Corporation to purchase 1,100,000 shares of the Company's common stock with certain put features as defined in the agreement. The proceeds of this loan were used for
(i) professional fees incurred in connection with the loan, (ii) the S&K Acquisition, (iii) paying loans, salaries and accrued expenses of certain officers, (iv) the reduction of trade payables, (v) acquiring certain fixed assets, and (vi) general working capital and other corporate purposes of the Company and its subsidiaries.

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

Results of Operations

The Company's sales increased $1,264,473 from $2,395,727 for the nine months ended November 30, 1998 to $3,660,200 for the nine months ended November 30, 1999. The increase was due to $603,000 in sales attributable to S&K, increased sales of the SonoFlux System of $173,000, MCS Infinity and AccuMist Systems of $191,000, pressure nozzles of $79,000 and special orders of $166,000 that were offset by a decrease in nozzles and liquid delivery sales of $65,000.

The Company's sales increased $872,344 from $679,428 for the three months ended November 30, 1999 to $1,551,772 for the three months ended November 30, 1999. The increase was due to $515,000 in sales attributable to S&K, increased sales of the SonoFlux System of $261,000, MCS Infinity and AccuMist Systems of $35,000, pressure nozzles of $49,000 and special orders of $36,000 that were offset by a decrease in nozzles and liquid delivery sales of $25,000.

Gross profit increased $830,346 from $1,103,787 for the nine-month period ended November 30, 1998 to $1,934,133 for the nine-month period ended November 30, 1999. The Company's gross profit increased $515,774 from $296,475 for the three months ended November 30, 1998 to $812,249 for the three months ended November 30, 1999. The gross profit was 52% and 46% of sales for the nine month period ending November 30, 1999 and 1998, respectively. The gross profit was 52% and 44% of sales for the three month period ending November 30, 1999 and 1998, respectively. For both the three and nine month periods the increase in the Company's gross profit was primarily a result of increased sales of the Company's products, combined with decreases in labor costs and warranty costs.

Research and product development costs increased $59,496 from $370,572 for the nine months ended November 30, 1998 to $430,068 for the nine months ended November 30, 1999. Research and product development costs increased $62,806 from $107,906 for the three months ended November 30, 1998 to $170,712 for the three months ended November 30, 1999. For both the three and nine month periods, the increase in the Company's research and product development costs was a result of increased compensation resulting from a larger engineering staff and additional costs associated with S&K.

Marketing and selling costs increased $239,194 from $548,563 for the nine months ended November 30, 1998 to $787,757 for the nine months ended November 30, 1999. The increase was a result of additional commission and labor costs of $50,000, expenses related to start up costs associated with the sale of pressure nozzles of $44,000, trade shows and travel of $27,000, and costs associated with S&K.

Marketing and selling costs increased $125,115 from $177,946 for the three months ended November 30, 1998 to $303,061 for the three months ended November 30, 1999. The increase was a result of additional commission and labor costs of $95,000, trade shows and travel of $22,000, and the costs associated with S&K.

General and administrative costs increased $238,158 from $353,682 for the nine month period ended November 30, 1998 to $591,840 for the nine month period ended November 30, 1999. The increase was due to increases in compensation of $122,000, goodwill amortization of $28,000, professional and consulting fees of approximately $24,000, travel of $20,000 and additional S&K costs.

General and administrative costs increased $186,178 from $114,808 for the three month period ended November 30, 1998 to $300,986 for the three month period ended November 30, 1999. The increase was due to increases in compensation of $100,000, professional and consulting fees of approximately $27,000, goodwill amortization of $21,000, travel of $10,000, and additional S&K costs.

Interest expense increased $124,812 from $42,775 for the nine month period ended November 30, 1998 to $167,587 for the nine months ended November 30, 1999. The increase is primarily due to a non-cash charge of $102,626 for the costs associated with 600,000 warrants that were issued on May 13, 1999 and to interest expense on the S&K debt and the additional debt incurred on September 30, 1999.

Interest expense increased $23,625 from $14,925 for the three month period ended November 30, 1998 to $38,550 for the three months ended November 30, 1999. The increase is a result of interest expense on the S&K debt and the additional debt incurred on September 30, 1999.

For the nine months ended November 30, 1999 the Company had a net loss of $31,140 or $(0.00) per share as compared to a net loss of $201,053 or $(0.05) per share for the nine months ended November 30, 1998. The decrease in net loss was primarily a result of an increase in the Company's sales offset by the non-cash charge of $102,626 for the warrants issued May 13, 1999.

For the three months ended November 30, 1999, the Company had a net loss of $1,648 or $(0.00) per share as compared to a net loss of $109,890 or $(0.03) per share for the three months ended November 30, 1998. The decrease in net loss for the three month period was result of the increase in sales, offset by higher costs due to interest, goodwill amortization and costs associated with S&K.

Year 2000 Compliance

The Company has assessed its readiness for the Year 2000 (Y2K). This assessment identified areas that needed to be modified, and resulted in the Company upgrading both hardware and software used internally.

As part of its assessment, the Company evaluated its phone, security and manufacturing machinery and determined that all of these systems are Y2K compliant. The Company also evaluated the software and hardware used in its products and determined that they are Y2K compliant. The Company has surveyed its major suppliers for their Y2K readiness. Because all major components and materials used by the Company in the manufacture of its products are readily available from several suppliers, management considers this area to be of minimal risk.

At the present time, a contingency plan has not been developed. The Company will continue to monitor the need for a contingency plan. The Company has incurred internal staff costs, as well as the expense to purchase additional hardware and software of approximately $28,000. Despite its efforts to survey its customers, suppliers and service providers, the Company cannot be certain as to the actual Y2K readiness of these third parties or the impact that any non-compliance on their part may have on the Company's business, results of operations or financial condition. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

As of January 14, 2000, the Company has not, nor to its knowledge, has any of the Company's customers, suppliers, financial institutions, vendors, and distributors, experienced any material Y2K complications. However, there can be no absolute assurances that the Company and the Company's external agents will not experience some complications resulting from Y2K problems in the future.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company's annual meeting of shareholders held on September 30, 1999.

1. The election of three (3) directors of the Company to serve until the Company's 2001 annual meeting of shareholders.

                                              For                      Withheld
     John J. Antretter                      6,665,545                   351,330
     Harvey L. Berger                       6,665,545                   351,330
     Christopher L. Coccio                  6,665,545                   351,330

2. The election of one (1) director of the Company to serve until the Company's 2000 annual meeting of shareholders.

                                              For                      Withheld
     Kevin Schumacher                       6,665,545                   351,330

3. To increase the number of authorized shares of the Company's common stock from 12,000,000 shares to 25,000,000 shares.

                    For                      Against                   Abstained
                 6,111,760                   826,178                    78,937

4. To increase the number of shares of common stock issuable under the 1993 Stock Incentive Plan (the "1993 Plan") from 750,000 shares to 1,500,000 shares and to expand the 1993 Plan to cover all employees of the Company and its subsidiaries, and, in the case of Non-Qualified Stock Options, employees of affiliates of the Company.

                     For                     Against                   Abstained
                 5,107,225                   804,512                    81,687

5    Ratify  the   appointment  of  Deloitte  &  Touche  LLP  as  the  Company's
     independent auditors for the fiscal year ending February 29, 2000.

                     For                     Against                   Abstained
                 6,944,989                    53,201                    18,685

There were no broker non-votes.

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

               Exhibit No.    Description

               3.1.1          Certificate   of  Amendment  of  the   Certificate
                              of Incorporation,  dated  September 30, 1999

               4.11           Note   and   Warrant  Purchase   Agreement dated
                              September 29, 1999 by and between the Company and Norwood Venture Corp.

               4.11(a) Note issued by the Company, dated September 29, 1999, in the principal sum of $450,000.

               4.11(b) Common Stock Purchase Warrant, dated September 29, 1999,issued by the Company to Norwood Venture Corp

               4.11(c) General Security Agreement, dated September 29, 1999, issued by the Company in favor of Norwood Venture Corp.

               27.            Financial Data Schedule - EDGAR filing only

         (b)      Reports on Form 8-K/A

                  Filed October 18, 1999

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 14, 2000




                                                     SONO-TEK CORPORATION
                                                          (Registrant)




                                                     By: /s/ James L. Kehoe
                                                         James L. Kehoe
                                                         Chief Executive Officer





                                                     By: /s/ Kathleen N. Martin
                                                         Kathleen N. Martin
                                                         Chief Financial Officer

Exhibit 3.1.1
                            CERTIFICATE OF AMENDMENT
                       OF THE CERTIFICATE OF INCORPORATION
                                       OF
                              SONO-TEK CORPORATION
                UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW
                                    * * * * *
1.         The name of the corporation is SONO-TEK CORPORATION.

   2. The certificate of incorporation of said corporation was filed by the Department of State on the 21st day of March, 1975.


3. (a) The certificate of incorporation is amended to increase the number of authorized shares of the corporation.

         (b) To effect the foregoing, Article Four of the Certificate of Incorporation is amended to read as follows:

                  (4) The aggregate number of shares of all classes which the Corporation shall have authority to issue is twenty-five million (25,000,000) common shares, par value $0.01 per share. No holder of any share of the Corporation shall, because of his ownership of shares, have a pre-emptive or other right to purchase, subscribe for, or take any part of any shares or any part of the notes, debentures, bonds or other securities convertible into or carrying options or warrants to purchase shares of the Corporation issued, optioned or sold by the Corporation

4. The amendment was authorized by the vote of all the directors of the Corporation, followed by the vote of the holders of a majority of the outstanding shares entitled to vote on an amendment to the Certificate of Incorporation at the annual meeting of shareholders on September 30, 1999.



                                                s/s James L. Kehoe
                                                Name:  James Kehoe
                                                Title:  Chief Executive Officer

Exhibit 4.11

                       NOTE AND WARRANT PURCHASE AGREEMENT

                              SONO-TEK CORPORATION

                            $450,000 Principal Amount
                                    12% Note
                             Due September 30, 2004
                                       and
                         Warrant for 1,100,000 Shares of
                          $0.01 Par Value Common Stock


                                                        September 29, 1999


                SONO-TEK CORPORATION, a corporation organized and existing under the laws of the State of New York (the "Company") and NORWOOD VENTURE CORP., a corporation organized and existing under the laws of the State of Delaware ("NVC") hereby agree as follows:


                                   Article 1.

                                PURCHASE AND SALE

                1.1 Purchase and Sale of Note and Warrant; Payments. Upon the terms and subject to the conditions of this Agreement, the Company agrees to issue and sell to NVC, and NVC agrees to purchase, by check or wire transfer in immediately available funds to one or more accounts designated in writing by the Company, from the Company, on the date on which this Agreement is executed and delivered (the "Closing Date") (a) at par, a 12% Note of the Company due September 30, 2004 in the principal amount of $450,000 (the "Note") and (b) for $100, a Warrant for the purchase of 1,100,000 shares of the Company's $0.01 par value Common Stock ("Common Stock"). The shares issued or issuable on exercise of the Warrant are hereinafter referred to as "Warrant Shares". The Note shall be in substantially the form of Exhibit A hereto with the blanks completed in conformity herewith. The Warrant shall be in substantially the form of Exhibit B hereto with the blanks completed in conformity herewith. The Company shall apply $12,500.00 to the prepayment of the principal amount of the Note on the last business day of each month, commencing in the month of October, 2001 and continuing to and including the month of August, 2004, and shall pay the remaining outstanding principal amount of the Note and any interest accrued and unpaid thereon at the scheduled maturity of the Note.

                1.2 Issuance of Stock on Exercise of Warrant; Participation Rights. The Company agrees in accordance with the terms of, and under the circumstances set forth in, the Warrant, to issue to the holder thereof the number (subject to adjustment as provided in the Warrant) of shares of Common Stock for which the Warrant is then exercisable in accordance with the terms of the Warrant. The Company shall not issue or agree to issue any equity securities or securities with an equity feature unless either (a) it has given NVC at least 20 days' prior written notice thereof and afforded NVC a reasonable opportunity during such 20 day period to acquire up to eight and one-half percent (8 1/2%) of the securities to be issued (or rights to be granted) on the best terms on which they are to be issued to any other person or entity (except that NVC shall have the right to pay in cash the fair market value, as reasonably determined by the Company's Board of Director's, of any non-cash consideration involved) or
(b) Common Stock is to be issuedand the cash consideration to be received by the Company for the issuance thereof exceeds $0.50 per share. Notwithstanding the foregoing, NVC shall have no such rights of participation with respect to the issuance of (a) any securities to satisfy any conversion, option, subscription or similar right outstanding on the date hereof or theretofore granted by the Company in compliance with this Section 1.2, (b) up to 250,000 shares of Common Stock issued to employees pursuant to the Company's employee stock option plan and (c) up to 500,000 shares of Common Stock issued pursuant to private placements in all material respects consistent with the terms provided in the private placement memorandum dated May 5, 1999 a true copy of which has been furnished to NVC by the Company (any such private placement being hereinafter referred to as a "Company Private Placement").

                1.3 Note Collateral. As collateral security for the due and punctual payment and performance of the Note, (a) the Company is, on the date hereof (i) executing and delivering to and in favor of NVC a General Security Agreement and UCC-1 financing statements pursuant to which certain of the assets of the Company are pledged to NVC to secure the Company's liabilities under the Note and this Agreement (together, the "Security Agreement") and (ii) delivering to NVC all evidences of its equity interest in, and debt securities issued to it by, S&K Products International, Inc., a New Jersey Corporation ("S&K") together with stock and bond powers executed in blank and (b) the Company shall, within 30 days of the Closing Date, deliver to NVC original policies insuring the lives of James L. Kehoe and Kevin Schumacher each in the amount of at least $450,000, together with instruments assigning such policies and the proceeds thereof to NVC to secure the Company's liabilities under the Note and this Agreement, each of which shall be satisfactory to NVC in NVC's reasonable discretion (such policies and instruments of assignment being together referred to herein as the "Insurance Assignment"; the Security Agreement and the Insurance Assignment being hereinafter referred to collectively as the "Security Agreements")..

                                    ARTICLE 2

                         PUT; MANDATORY WARRANT EXERCISE

                2.1 NVC's Put. At any time commencing on the delivery by the Company of the Company's audited financial statements for the Company's fiscal year ending February 28, 2006 and terminating one year thereafter (such period, the "Put Period"), NVC shall have the right (once, but not more than once), on written notice to the Company (which notice shall be irrevocable), specifying a closing date (the "Put Date") not less than 90 days from the date of such notice, to sell to the Company, and to require the Company to purchase from it, on the Put Date, the Warrant (to the extent not theretofore exercised) and all (but not less than all) of the Warrant Shares then owned by NVC at a price (the "Put Price") equal to the result obtained by subtracting the aggregate exercise price of the Warrant to the extent then remaining unexercised from the product of the greatest of:

                 (a) the Fair Market Value of the Company as determined by an Independent Appraiser as at the end of the Company's fiscal year ended February 28, 2006 (the "Company's 2006 Fiscal Year"),

                (b) five times EBITDA for the Company's 2006 Fiscal Year or, if higher, average EBITDA for such year and the fiscal year of the Company immediately prior to such year, or

                (c) the book value of the Company as at the end of the Company's 2006 Fiscal Year, and a fraction (the "Put Fraction") the numerator of which is the total number of shares of Common Stock which would then be owned by NVC if all then issued and outstanding options, warrants and rights (together, "Rights") to acquire Common Stock on conversion, exchange, subscription or otherwise, whether or not at the time exercisable, had been exercised in full and the denominator of which is the number (the "Full Dilution Number") of shares of Common Stock which would be outstanding if all Rights to acquire Common Stock were exercisable and exercised in full. For purposes of this Agreement, (v) "EBITDA" means the consolidated net income of the Company and its Subsidiaries plus (adding back) any deductions for income taxes, interest expense, depreciation and amortization of intangible assets (including amortization of goodwill) for such period, (w) EBITDA, book value, net income, income taxes, interest expense, depreciation and such amortization shall each be as set forth in the Company's audited financial statements prepared in accordance with Section 6.2 of this Agreement, (x) "Subsidiary" means each Person (as hereinafter defined) which the Company or another Subsidiary shall control or own more than 50% of the capital or equity,
(y) "Independent Appraiser" means the independent investment banking firm located in New York City designated in writing by the Company or NVC to the other unless within 30 days after such designation the other objects thereto in writing, in which case, if the Company and NVC are unable to agree upon such an investment banker, then such firm shall be the New York City office of a nationally recognized firm of investment bankers to be chosen by the President of the American Arbitration Association (the "AAA") and (z) "Fair Market Value" of the Company means the highest purchase price which one could reasonably expect would be paid for all of the business and assets of the Company and its ownership interest in its Subsidiaries in a sale of the Company as a going concern in an arm's-length sale transaction between an informed, willing and strategically motivated buyer under no compulsion to buy, and an informed and willing seller under no compulsion to sell, assuming that, at the time of the sale, the purchase price is paid entirely in cash. NVC shall pay one-half, and the Company shall pay one-half, of all fees and expenses charged by the Independent Appraiser for determining the Fair Market Value of the Company. Payment of the Put Price pursuant to this Section 2.1 shall be made by transfer of good funds on the Put Date in an amount equal to one-third of the Put Price and delivery of a note (the "Put Note") for the balance of the Put Price. The Put Note shall (i) be payable in thirty-six equal monthly installments due on the last business day of each month following the month in which the Put Date occurs, each such installment to consist of a portion of the balance of the Put Price and interest on the unpaid balance at an annual rate of 12% per annum,
(ii) become, by its terms, immediately payable in full upon the occurrence of an Event of Default (as hereinafter defined) or payable on default (if unwaived) in any payment thereon after ten days' notice by the holder of the Put Note of such payment default (if such payment is not made within such period) and (iii) shall otherwise be in substantially in the form of the Note.

                Section 2.2 Termination of Put Rights. NVC's rights to sell to the Company (or cause the Company to purchase) the Warrant and/or Warrant Shares pursuant to Section 2.1 shall terminate if (a) (i) Common Stock has for 90 consecutive trading days been listed and traded on the NASDAQ small cap market at a price of at least $1.50 per share (appropriately adjusted for any change in the Company's equity capitalization) (such event being hereinafter referred to as a "Liquity Condition") and (ii) the Company causes to be registered for sale, and NVC sells, at least 300,000 Warrant Shares and receives net sale proceeds therefrom of at least $1.50 per Warrant Share after subtracting the exercise price paid by NVC to acquire such Warrant Shares pursuant to the Warrant (the occurrence of (i) and (ii) being hereinafter referred to as a "Liquidity Event") or (b) the Company receives net proceeds of at least $5,000,000 from the sale of its Common Stock in a registered public offering which places a valuation (prior to such sale of Common Stock) on the Company of at least $15,000,000 (the events described in (b) being hereinafter referred to as a "Qualified Public Offering").

                Section 2.3 Mandatory Warrant Exercise. At the request of the Company, NVC shall, upon the occurrence of a Liquidity Condition, exercise the Warrant and cooperate with the Company (in the manner described in Article 10) in the registration and sale of at least 300,000 Warrant Shares if the resulting sale would create a Liquidity Event.

                                    ARTICLE 3

                         REPRESENTATIONS AND WARRANTIES
                                 OF THE COMPANY

                The Company represents and warrants to NVC that:

                3.1 Organization; Good Standing. The Company is a corporation duly organized and validly existing under the laws of the State of its incorporation and has all requisite corporate power and authority to own, operate and lease its properties, to carry on its business as now being conducted and to enter into this Agreement and perform its obligations hereunder and under each of the other documents entered into by it in connection herewith (including the Note and Warrant), which documents are listed on the List of Closing Documents attached hereto as Exhibit C (such other documents, together with this Agreement, being collectively referred to as the "Transaction Documents"). The Company is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction where the failure to be so qualified would have a material adverse effect upon its business or assets. The jurisdictions in which the Company is qualified to do business are set forth on Schedule 3.1 hereto.

                3.2  Authorization.  The execution,  delivery and performance by the Company of each Transaction Document to be executed by the Company (including this Agreement, the Note, the Warrant and the Security Agreements) listed on Exhibit C) has been duly authorized by all requisite corporate action on the part of the Company. No consent, license, approval, authorization, registration, filing or similar requirement ("Permit") is necessary in connection therewith except as set forth on Schedule 3.2 hereto; there are, to the Company's knowledge, no pending or threatened investigations or legal proceedings ("Actions") which question the transactions contemplated thereby; and none of such transactions will conflict with or result in any violation of or constitute a breach of or default under the certificate of incorporation or by-laws of the Company or any applicable laws, rules, regulations, agreements with governmental authorities (together, "Laws"), orders, injunctions, judgments, awards or decrees (together, "Orders") or, except as set forth on
Schedule 3.2 hereto, other agreements, understandings, deeds, notes, mortgages or licenses (together, "Contracts") binding upon the Company or its assets or will result in the creation of any lien, charge or encumbrance (together, "Liens") (except the Lien created by the Security Agreements) upon any of the assets of the Company pursuant to any Contracts. Each such Transaction Document has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company enforceable in accordance with its terms except as such enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting creditors' rights or by general equitable principles.

                3.3 Capitalization. On the Closing Date, after consummation of the transactions contemplated hereby, the Company's authorized capital stock will consist solely of those shares identified under the heading "Authorized Capital Stock" on Schedule 3.3. Of such shares, only those shares identified under the heading "Outstanding Common Shares and Ownership Thereof" on Schedule
3.3 are outstanding and such shares are held of record and, to the knowledge of the Company, beneficially as indicated under such heading except as set forth on
Schedule 3.3. No person, corporation, association or other entity ("Person") has any Right issued by the Company entitling such Person to acquire shares of the Company's capital stock or any other securities (whether or not authorized or outstanding on the date of this Agreement) which are convertible into or exchangeable for such shares except as indicated on Schedule 3.3 under the heading "Rights". The shares of the Company's Common Stock purchasable on the exercise of the Warrant have been duly reserved for issuance, and when issued upon the valid exercise of the Warrant, will be validly issued, fully paid and non-assessable shares of the Company's Common Stock. No Person is entitled to any preemptive or other rights to subscribe for the Warrant Shares. Except as set forth under the heading "Liabilities Owed to or by Affiliates" on Schedule 3.3, there is no outstanding indebtedness of the Company owed to any Person (or any close relative of such Person) who owns directly or indirectly 5% or more of any class of the outstanding securities of the Company or of which the Company owns 5% or more of the equity or capital or to any officer or director of the Company or any of their close relatives (any Person with such an ownership or other relationship with the Company described in this sentence being hereinafter referred to as an "Affiliate") or any indebtedness of any Affiliate to the Company. Other than as described on Schedule 3.3 under the heading "Management or Control", there are no agreements or other instruments of any kind which relate to the voting of the capital stock or other securities of the Company or the management or control of the Company other than the certificate of incorporation and by-laws of the Company. Except pursuant to Article 10 of this Agreement, or those agreements listed on Schedule 3.3 under the heading "Registration Rights", there are no agreements or other instruments providing registration rights to holders of any security issued or issuable by the Company.

                3.4 Equity Investments. The Company does not own, beneficially or of record, any capital stock or other equity securities of, or direct or indirect equity interest in, any other Person or enterprise except as indicated on Schedule 3.4.

                3.5 Litigation. To the Company's knowledge, except as set forth on Schedule 3.5, there are no Actions which would, if adversely determined, severally or in the aggregate, materially and adversely affect the business, operations, assets or financial or other condition (together, the "Financial Condition") of the Company or the transactions contemplated by the Transaction Documents.

                3.6 Compliance; Permits. To the Company's knowledge, except as set forth on Schedule 3.6, there is no failure by the Company to comply with or any default or violation by the Company under, any Laws, Orders, Permits or Contracts applicable to its business which failure, violation or default could have a material adverse effect on the Company's Financial Condition and the Company has not received notice of any claim to the contrary. To the Company's knowledge, the Company has all material Permits necessary for the conduct of its business, all of which material Permits are listed on Schedule 3.6.

                3.7 Material  Contracts.  Except for the Contracts  described on
Schedule 3.7, true copies of which have been furnished to NVC, the Company is not bound by any contracts with employees or Affiliates, collective bargaining, pension, retirement, profit-sharing or similar agreements, or Contracts which are material to the business of the Company.

                3.8 Financial Statements. True copies of the financial statements and other information identified on Schedule 3.8 have been furnished to NVC by the Company. Except as described in the next sentence, such statements and information present fairly the financial condition and the results of operations of the Company as at the dates thereof and for the periods covered thereby including contingent liabilities. Such financial statements were prepared in accordance with generally accepted accounting principles consistently followed throughout the periods involved except that such financial statements with respect to periods other than full fiscal years of the Company are subject to normal year-end adjustments and may lack footnotes and other presentation items. The Company has no material obligations or liabilities, contingent or otherwise, except (a) as set forth on Schedule 3.5 or Schedule 3.8, (b) as reflected on such financial statements and (c) those obligations and liabilities incurred in the ordinary course of the Company's business since the date of the latest financial statements identified on Schedule 3.8 and, except as may be set forth on Schedule 3.8, there has been no material adverse change in the Financial Condition of the Company since the date of the most recently dated balance sheet of the Company included in such financial statements (the "Most Recent Balance Sheet").

                3.9 Pro Forma Balance Sheet. Set forth on Schedule 3.9 is the Company's pro forma opening balance sheet reflecting the Most Recent Balance Sheet, but giving effect to the transactions contemplated by this Agreement and the acquisition by the Company of S&K as if such transactions had occurred on the date of the Most Recent Balance Sheet pursuant to the Stock Purchase Agreement (the "S&K Agreement") between the Company and S&K dated as of August 3, 1999 (a true copy of which Agreement has been furnished by the Company to NVC). If the Closing Date and the consummation of the Company's acquisition of S&K had occurred on the date of the Most Recent Balance Sheet, such pro forma opening balance sheet would present fairly, on a pro forma basis, the financial condition of the Company as at such date.

                3.10 Projections. Except as described on Schedule 3.10, in light of all material facts known to the Company on the date hereof and based upon the assumptions that underlie the Company's projections (which assumptions the Company believes in good faith are reasonable), the Company has no reason, in good faith, to believe that its prospects are not at least as favorable as indicated in the projections concerning the Company included in Exhibit D attached hereto.

                3.11 Capital Changes. Except as set forth on Schedule 3.11, and other than pursuant to the terms of the Transaction Documents, since the date of the Most Recent Balance Sheet, (i) no dividend has been declared or paid by the Company, (ii) the Company has not issued, acquired or redeemed or agreed to acquire or redeem any of its securities and (iii) no capital stock of the Company has been split or otherwise subdivided.

                3.12 Taxes. Except as set forth on Schedule 3.12, to the Company's knowledge, the Company has filed all tax returns required to be filed, and has paid all taxes shown to be payable thereon or which are otherwise due and payable by it or as to which claim for payment has been made.

                3.13 Indebtedness. The Company has no liability for borrowed money or any other liability evidenced by bonds, debentures, notes or similar instruments (together, "Indebtedness for Borrowed Money") except as disclosed on the Most Recent Balance Sheet or set forth on Schedule 3.13.

                3.14 Title; Operating Condition; Insurance. The Company has good title to, or a valid leasehold interest in, all its assets subject only to the Liens described on Schedule 3.14. All plant and equipment owned or leased by the Company is operating satisfactorily in all material respects and the Company has no reason to believe that it will not continue to do so subject to normal maintenance, repair, deterioration and obsolescence. Insurance is in effect to such extent and covering such risks as is required by law and as is customary for companies engaged in similar businesses. Such insurance is described on
Schedule 3.14 and is considered adequate by management.

                3.15 Patents, Copyrights, etc. Except as set forth on Schedule 3.15, the Company owns or possesses adequate licenses or other rights to use all patents, processes, trademarks, trade names or copyrights necessary to the conduct of its business as now conducted or presently intended to be conducted (together, "Proprietary Rights") and the Company has no reason to believe that any such Proprietary Rights conflict or will conflict with the rights of others.

                3.16 Security Interest. Upon the consummation of the purchase of the Note by NVC, the execution and delivery of the Security Agreements and the filing of the UCC-1 financing statements in the jurisdictions set forth on
Schedule 3.16 will be effective to create in favor of NVC a legal, valid, enforceable, fully perfected security interest in the collateral described therein (to the extent perfection of such Lien may be obtained by such filing under Article 9 of the Uniform Commercial Code).superior in right to any Liens, existing or future, which any Person other than NVC may have against such collateral, subject only to the superior right of those Liens described on
Schedule 3.14.

                3.17 ERISA. The Company is in compliance in all material respects with the Employee Retirement Income Security Act of 1974 ("ERISA") and all rules and regulations thereunder. The Company has no unfunded vested liability under any plan described in Section 4021(a) of ERISA ("Plan") and no reportable event described in Section 4043(b) of ERISA has occurred or is continuing with respect to any Plan.

                3.18 Investment Company Act. The Company is not an "investment company", or a company "controlled by an investment company", within the meaning of the Investment Company Act of 1940, as amended.

                3.19 Flood Hazard. The Company will not use the proceeds from the sale of the Note or Warrant to construct or acquire property to be located within the boundaries of a special flood hazard area so designated by the United States Federal Emergency Management Administration.

                3.20 Hazardous Wastes. To the best of the Company's knowledge, none of the Company's assets has ever been used by it or others, nor has the Company taken any action, to dispose of, produce, store, handle, treat, release or transport any hazardous waste or substance except in a manner which would have complied in all material respects with all Laws applicable to such activities if taken on the date hereof, nor has the Company been notified of any claim to the contrary.

                3.21 Full Disclosure. To the Company's knowledge, this Agreement and all of the Exhibits and other written material delivered by the Company to NVC in connection with the transactions contemplated hereby do not contain any statement that is false or misleading with respect to any material fact and do not omit to state a material fact necessary in order to make the statements therein not false or misleading. There is no additional fact (other than facts generally known to the public or in the Company's industry) of which the Company is aware that has not been disclosed in writing to NVC that materially affects adversely or, so far as the Company can reasonably foresee on the date hereof, will materially affect adversely the Company's Financial Condition.

                3.22 Representation as to Subsidiaries. To the Company's best knowledge, each of the representations set forth in Sections 3.1 through 3.21 (other than Section 3.16) would be true if made by each Subsidiary if such Subsidiary were the Company referred to therein, provided that this representation and warranty is qualified in its entirety by the matters disclosed in the S&K Agreement (including its schedules and exhibits).


                                    ARTICLE 4

                              AFFIRMATIVE COVENANTS

                Until the date (the "Covenant Termination Date") on which either
(a) the Note and any Put Note has been paid in full and NVC ceases to hold at least 20% of the Common Stock or Rights to acquire the same which are purchased hereunder or (b) the Note has been paid in full and there has been a Qualified Public Offering, or, in the case of Section 4.4 and Section 4.7, until the Note is paid in full, the Company shall,:

                4.1 Compliance with Applicable Law. Comply with all Laws, Orders and Permits, except for such non-compliance that does not have a material adverse effect on the Financial Condition of the Company and its Subsidiaries taken as a whole;

                4.2 Maintenance of Corporate Existence and Properties. Maintain its corporate existence, maintain its qualification and good standing in all jurisdictions where failure to maintain qualification or good standing would have a material adverse effect on the conduct of its business and the ownership of its assets, keep its material physical assets in reasonably good repair and make all necessary replacements, additions and improvements to such assets;

                4.3 Accounting Methods and Fiscal Year. (i) Maintain a system of accounting and keep such books, records and accounts (which shall be true and complete in all material respects) as may be required to permit the preparation of the financial statements required by this Agreement, and (ii) make no change in its fiscal year, unless it gives prior notice to NVC and appropriate changes are made to this Agreement, satisfactory to NVC, to adjust the fiscal periods referred to herein;

                4.4 Use of Proceeds. Use the proceeds received by it from the sale of the Note pursuant to this Agreement for the purposes indicated on Exhibit E;

                4.5 Insurance. Maintain insurance with financially sound and reputable insurance companies to such extent and covering such risks as shall be required by applicable Laws and such additional insurance (consistent with the insurance presently maintained by the Company) as is customary for companies engaged in the same or a similar business or as may be reasonably requested by NVC;

                4.6 Visits and Inspections. Permit representatives designated by NVC, from time to time, as often as may be reasonably requested, but only during normal business hours and on at least five (5) days' prior written notice, to
(a) visit and inspect any properties in which the Company might have an interest, (b) inspect and make extracts from the Company's books and records, including but not limited to management letters prepared by its independent accountants, and (c) discuss with the Company's principal officers and its independent accountants the Company's Financial Condition;

                4.7 Continuation in Present Fields of Business. Engage substantially in the areas of business ("Permitted Fields") heretofore and most recently conducted by it and conduct its business, without substantial change, in accordance with past practice; and

                4.8 Subsidiaries. Cause each Subsidiary to comply with each of the covenants set forth in Article 4 (which covenants shall, for purposes of this Section 4.8, apply to each such Subsidiary as if it were the Company referred to therein).


                                    ARTICLE 5

                               NEGATIVE COVENANTS

        Until the Covenant Termination Date (but in the case of Sections
5.1, 5.2, 5.3, 5.4, 5.5, 5.7 and 5.10 only until the Note shall have been paid in full), the Company shall not directly or indirectly:

                5.1 Indebtedness. Create, assume, incur or otherwise become or remain obligated in respect of any Indebtedness for Borrowed Money (not including purchase money indebtedness) except as set forth on Schedule 5.1 (it being understood that trade debt incurred in the ordinary course of business is not deemed to be Indebtedness for Borrowed Money) or repay indebtedness to James
L. Kehoe or Samuel Schwartz listed on Schedule 3.3 other than pursuant to the limitations described in such Schedule;

                5.2 Guaranties. Become or remain liable with respect to any obligation of any other Person, except by endorsement of negotiable instruments for deposit or collection in the ordinary course of business and except as set forth on Schedule 5.2;

                5.3 Liens. Create, assume, incur, permit, or suffer to exist any Lien upon or with respect to any of its assets, whether now owned or hereafter acquired, or upon any income or profits therefrom except Liens (a) in favor of NVC, (b) for taxes and other governmental charges, (c) of materialmen, mechanics, carriers, warehousemen or landlords or similar liens incurred in the ordinary course of business, (d) incidental to either the ordinary and normal conduct of its business or the acquisition or ownership of any of its assets,
(d) securing purchase money indebtedness or (e) set forth on Schedule 5.3; provided that in the case of (b) or (c), payment is not yet due or is being contested by appropriate proceedings and, in the case of (d), the Liens do not materially impair the Company's use of assets in its business;

                5.4  Acquisitions  and  Investments.  Except  as  set  forth  on
Schedule 5.4, purchase or acquire (a) assets constituting the business or a division or operating unit of any Person or (b) the stock, securities or obligations of any Person except (i) current trade and customer accounts receivable for goods sold or services rendered in the ordinary course of business and payable in accordance with customary trade terms, (ii) notes accepted in the ordinary course of business evidencing overdue trade and customer accounts receivable arising in the ordinary course of business, (iii) direct obligations of the United States of America with a maturity of not more than 365 days, (iv) deposits insured by the FDIC, and (v) investments in open-end regulated investment companies which invest in money market and other debt securities with maturities generally not exceeding one year;

                5.5 Loans. Except as set forth on Schedule 5.5, lend money or extend credit, or make or permit to be outstanding loans or advances, to any Person, except, in the ordinary course of business, loans or advances (a) in the nature of prepayments to subcontractors and suppliers, (b) as contemplated by
Section 5.4(b)(i) and (ii), and (c) to employees for travel, relocation or other similar allowances not exceeding (for the Company and its Subsidiaries together) $20,000 in the aggregate at any one time outstanding, and except for loans or advances to Subsidiaries which are directly or indirectly wholly-owned by the Company;

                5.6 Restricted Payments. Until the Note has been paid in full and a Qualified Public Offering or Liquidity Event has taken place, except as set forth on Schedule 5.6 or required by Section 2.1, declare, pay or make any dividend or other distribution on any shares of the Company's capital stock or redeem, retire, purchase or acquire directly or indirectly any shares of its capital stock now or hereafter outstanding or return any capital to its stockholders;

                5.7 Merger, Consolidation and Sale of Assets. Except as set forth on Schedule 5.7, merge or consolidate with any other Person, liquidate, wind up or reorganize its business, or sell, lease, transfer or otherwise dispose of (a) any of its assets with a fair market value in excess of $50,000, other than in the ordinary course of the Company's business, or (b) in a single transaction or a series of related transactions, all or a substantial portion of its assets outside the ordinary course of business (not including dispositions of worn out or obsolete assets);

                5.8 Transactions with Affiliates. Permit any income or profits of the Company to be diverted for the direct or indirect benefit of any director, officer, employee or shareholder or effect any transaction with, or on behalf of, any Affiliate (a) not in the ordinary course of the Company's business or (b) on a basis less favorable to the Company than would be the case if such transaction had been effected with a Person who is not an Affiliate or make any transfer or payment to or directly or indirectly for the benefit of any Affiliate without receiving full value therefor or make any transfer or cash or non-cash payment (including any such payment in the form of salary or fringe benefits such as personal use of Company facilities or resources) to or directly or indirectly for the benefit of any Affiliate in respect of any services, except as described on Schedule 5.8;

                5.9 ERISA Plans. (i) Terminate any Plan so as to result in any material liability to the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA (the "PBGC"), (ii) engage in or permit any Person to engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended) involving any Plan which would subject the Company to any material tax, penalty or other liability, (iii) incur or suffer to exist any material "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, involving any Plan, or (iv) allow or suffer to exist any event or condition, which presents a material risk of incurring a material liability to the PBGC by reason of termination of any Plan;

                5.10 Sale or Discount of Receivables. Sell with recourse, or discount or otherwise sell for less than the face value thereof, any substantial portion of its notes or accounts receivable (provided that this Section 5.10 shall not be deemed to restrict the Company from granting discounts to customers in the normal course of its business);

                5.11 Charter and By-Laws. Amend its certificate of incorporation (other than to increase the number of the Company's authorized shares to 25,000,000) or By-Laws.

                5.12 Transfer of Shares. Suffer or permit the transfer or registration of transfer on the books of the Company any shares of Common Stock of any of the persons identified on Schedule 5.12 (the "Principals") or of persons to whom their shares are transferred pursuant to this Section 5.12 if NVC has not been afforded a reasonable opportunity to transfer (or has waived the right to transfer), on the same terms (except that it shall receive cash equal to the fair market value of any non-cash consideration involved in such terms), a portion of the Warrant Shares which is equal to the percentage of the Common Stock of such transferor which is being transferred. This Section 5.12 shall not be deemed to prohibit the transfer of shares of Common Stock by a Principal to members of his immediate family or to a trust for the benefit of such Principal or members of his immediate family.

                5.13 Observation Rights. Take any action pursuant to resolutions adopted by the Board of Directors of the Company, or any committee thereof unless a representative of NVC has been afforded the same opportunity to attend a meeting at which such resolutions are adopted or to review the written consent pursuant to which such resolutions are adopted which such representative would have been required to have been afforded if such representative had been a member of such Board of Directors or committee.

                5.14 Subsidiaries. Permit any Subsidiary to violate any of the covenants set forth in this Article 5 (which covenants shall for purposes of this Section 5.13 apply to each Subsidiary as if it were the Company referred to therein), provided that this Section 5.13 shall not prohibit a Subsidiary wholly-owned by the Company from making payments which would otherwise violate
Section 5.6.


                                    ARTICLE 6

                          CERTAIN INFORMATION COVENANTS

 Until the Covenant  Termination  Date, the Company shall furnish to NVC:

                6.1 Monthly Financial Statements. As soon as available, and in any event within 45 days after the end of each calendar month, consolidated and consolidating balance sheets of the Company and its Subsidiaries as at the end of such month and the related consolidated and consolidating statements of income, retained earnings and cash flows of the Company and its Subsidiaries for such month all in reasonable detail, and setting forth in each case in comparative form the corresponding figures for the Company and its Subsidiaries for the corresponding period of the previous fiscal year accompanied by (i) an analysis of the variations from the budget (referred to in Section 6.4) for such month and for the portion of the Company's fiscal year then ended, and (ii) a certificate of the President or chief financial officer of the Company to the effect that such statements fairly present the financial condition of the Company and its Subsidiaries as of the balance sheet date and results of the operations of the Company and its Subsidiaries for the period then ended, subject to normal year-end adjustments and the absence of footnotes.

                6.2 Audited Year-End Statements. As soon as available, and in any event within 90 days after the end of each fiscal year of the Company, the consolidated and consolidating balance sheets of the Company and its Subsidiaries as at the end of such fiscal year and the related consolidated and consolidating statements of income, retained earnings and cash flows of the Company and its Subsidiaries for such fiscal year, setting forth in comparative form the corresponding figures for the Company and its Subsidiaries as at the end of and for the previous fiscal year, in each case audited by independent certified public accountants reasonably acceptable to NVC and who shall have authorized the Company to deliver such financial statements and audit thereof to NVC pursuant to this Agreement.

                6.3 Officer's Certificate. So long as the Note has not been paid in full, at the time financial statements are furnished pursuant to Section 6.1 or 6.2, a certificate of the President or chief financial officer of the Company stating that, based on an examination sufficient to enable him to make an informed statement, to his knowledge no event described in Article 7 (an "Event of Default") or any event which with the giving of notice and/or lapse of time would constitute an Event of Default (a "Default") exists or, if such is not the case, specifying such Default or Event of Default and its nature, when it occurred, whether it is continuing and the action being taken with respect thereto.

                6.4 Budgets. Prior to each March 1, a budget setting forth projections of the consolidated income statements and cash flow statements of the Company and its Subsidiaries for the Company's following fiscal year and projections of the income statements and cash flow statements of the Company and its Subsidiaries for each quarter of such fiscal year, which budget shall be prepared in form consistent with the form of the financial statements furnished pursuant to Sections 6.l and 6.2 and shall include an explanation of the assumptions made by the Company with respect thereto and such other information as NVC may reasonably request.

                6.5 Additional Information. (i) Promptly upon receipt thereof, copies of all reports, if any, submitted to the Board of Directors of the Company by its independent public accountants, including without limitation any management or audit report; (ii) promptly, upon receipt thereof, all amendments to the terms of the Company's Indebtedness for Borrowed Money (not including rate adjustments made automatically pursuant to the terms of any such indebtedness) and all communications received from or on behalf of the holders thereof relating to defaults or waivers thereof; (iii) as soon as practicable, copies of all such financial statements and reports as the Company shall send to its stockholders and of all registration statements and all regular or periodic reports which the Company shall file, or may be required to file, with the SEC or any successor commission; (iv) promptly upon submission thereof, copies of all such financial statements, financial projections, reports and other written communications as shall be submitted to the Directors of the Company in their capacity as such; and (v) from time to time and promptly upon the reasonable request of NVC, such additional data, certificates, reports, statements, documents or further information regarding this Agreement, the Note, the Warrant, the Warrant Shares or the Financial Condition of the Company or any Subsidiary as NVC may reasonably request, including without limitation such information as NVC shall reasonably require to show that the Company has carried out its obligations under Section 4.4 or to furnish information which NVC must, in turn, supply to the United States Small Business Administration.

       6.6  Notice of Defaults, Litigation and Other Matters.  Prompt notice of:

                (a)  any Default or Event of Default;

                (b) any amendment of the certificate of incorporation or by-Laws of the Company or any Subsidiary;

                (c) any event described in Section 4043 of ERISA and any proposed termination, partial termination or merger of a Plan of the Company or of a Subsidiary or any proposed transfer of such a Plan's assets;

                (d) any Action which could if adversely determined and if no insurance were in effect have a material adverse effect on the Financial Condition of the Company and its Subsidiaries taken as a whole; or

                (e) (i) any material change since the date of this Agreement in the Financial Condition of the Company or any Subsidiary of the Company or (ii) the occurrence or non-occurrence, since such date, of any event of which the Company has knowledge, in either case, that has had or is reasonably likely to have a materially adverse effect on the Financial Condition of the Company and its Subsidiaries taken as a whole.

                                    ARTICLE 7

                                EVENTS OF DEFAULT

                Each of the following shall constitute an Event of Default, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of Laws or Orders:

                7.1 Payment Defaults. The Company shall fail to make within ten days after the date when due any payment of principal or interest on the Note or shall fail to make for a period of more than five days after the date on which it is due and after receipt of written notice from NVC any other payment required to be made to NVC hereunder; or

                7.2 Misrepresentations. Any representation or warranty made in or pursuant to this Agreement or in any document delivered to NVC at the closing of the transactions contemplated hereby shall at any time prove to have been incorrect or misleading in any material respect when made; or

                7.3 Covenant Defaults. The Company shall cease to maintain its legal existence or shall default in any material respect in the performance or observance of

                         (a) any term, covenant, condition or agreement contained in (i) Article 5 or (ii) Sections 4.4, 4.7 or 6.6 and, if such default can be remedied, such default continues unremedied for a period of thirty consecutive (30) days during which the Company diligently attempts to remedy such Default; or

                         (b) any term, covenant, condition or agreement contained in this Agreement (other than a term, covenant, condition or agreement, a default in the performance or observance of which is elsewhere in Section 7.1 or 7.2 or in this Section 7.3 specifically dealt with), and such default shall continue unremedied for a period of 30 days after notice from NVC, or, in the case of defaults which can be remedied, for such longer period after notice from NVC as shall be reasonably required to remedy such default, provided that such grace period shall terminate if and when the Company shall cease to diligently attempt to remedy such default; or

                7.4 Cross-Default with Other Indebtedness. The Company shall fail to pay, in accordance with its terms and when due and payable, and after the expiration of all applicable cure periods, the principal of or interest on any Indebtedness for Borrowed Money which aggregates at least $50,000, or the maturity of any such Indebtedness shall have been accelerated or been required to be prepaid prior to the stated maturity thereof or any event shall have occurred and be continuing which, with the passage of time or the giving of notice or both, would permit the acceleration of such maturity and the Company shall not have obtained a waiver of default with respect thereto from the applicable creditor; or

                7.5 Cross-Default with Material Contracts. The Company shall default in the payment when due, or in the performance or observance, of any obligation or condition of any Contract, unless the Company has obtained a waiver of such default from the other party to such Contract, or unless such default, together with all other such defaults, has not had and will not have a materially adverse effect on the Financial Condition of the Company and its Subsidiaries taken as a whole; or

                7.6 Bankruptcy,  etc. (a) The Company,  or any Subsidiary  shall
(i) commence a voluntary case under Federal bankruptcy laws, (ii) file a petition seeking to take advantage of any other Laws relating to bankruptcy, insolvency, reorganization, winding up or composition or adjustment of debts ("Bankruptcy"), (iii) consent to or fail to contest in a timely and appropriate manner any petition filed against it in any involuntary case under such Bankruptcy laws or such other Laws, (iv) apply for or consent to, or fail to contest in a timely and appropriate manner, the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator or the like ("Receiver") of itself or of a substantial part of its property, (v) admit in writing its inability to pay, or generally not be paying, its debts as they become due, (vi) make a general assignment for the benefit of creditors, or
(vii) take any corporate action for the purpose of effecting any of the foregoing; or

        (b) a case or other proceeding shall be commenced against the Company or any Subsidiary in any court of competent jurisdiction seeking (i) relief under Federal bankruptcy laws or under any other Laws relating to Bankruptcy, (ii) the appointment of a Receiver of the Company or any Subsidiary or of all or any substantial part of the assets of the Company or any Subsidiary and such case or proceeding shall continue undismissed or unstayed for a period of 60 consecutive calendar days, or an order granting the relief requested in such case or proceeding against the Company or any Subsidiary (including, but not limited to, an order for relief under Bankruptcy laws) shall be entered; or

                7.7 Judgments. A judgment or order for the payment of money shall be entered and become final against the Company or any Subsidiary which, together with all other outstanding undischarged or unstayed judgments against the Company and its Subsidiaries, exceeds $100,000 in the aggregate, and such judgment or order shall continue undischarged or unstayed for 60 days; or

                7.8 Noncompliance with ERISA. Any event occurs with respect to a Plan of the Company or any Subsidiary of a type described in Section 4043(b) of ERISA or any accumulated funding deficiency (as defined in Section 302 of ERISA), whether or not waived, exists with respect to any such Plan or any proceedings are instituted by the PBGC, or any other event or condition with respect to any such Plan occurs which, in each case, in the reasonable opinion of NVC, is likely to cause a material adverse change in the Financial Condition of the Company and its Subsidiaries taken as a whole; or

                7.9 Failure to Replace Executives. James L. Kehoe shall cease to be or function as the chief executive officer of the Company and a successor chief executive officer reasonably satisfactory to NVC shall not have been appointed within 120 days of such cessation on terms reasonably satisfactory to NVC; or

                7.10 Default as to Warrant or Security Agreements. (a) The Company defaults in the performance of any term, covenant or condition set forth in (i)Section 1.2 or (ii) the Warrant, or (b) the provisions of the Note, the Warrant or any of the Security Agreements shall be or become or shall be claimed to be or to have become in any material respect invalid or unenforceable or (c) NVC shall at any time cease to have a valid, fully perfected security interest in the collateral referred to in the Security Agreements in each case subject to no prior Liens other than any which may be specifically permitted pursuant to the terms of this Agreement or the Security Agreements; or

                                    ARTICLE 8

                                    REMEDIES

                Upon the occurrence of any Event of Default described in Section 7.6(a) or Section 7.6(b), the entire unpaid principal amount of the Note and any interest accrued and unpaid thereon shall automatically be due and payable. Upon the occurrence and during the continuance of any other Event of Default, NVC shall have the right, by written notice to the Company, to declare due and payable the principal of, and interest on, the Note, whereupon the same shall be due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived. No right or remedy herein conferred is intended to be exclusive of any other rights or remedies and each and every right or remedy shall be cumulative and shall be in addition to every other right or remedy given hereunder or now or hereafter existing at law or in equity. No delay or omission in the exercise of any right or power accruing upon the occurrence of any Default or Event of Default shall impair any such right or power or shall be construed to be a waiver of any such Default or Event of Default or an acquiescence therein. Every power and remedy given by this Article 8 may be exercised from time to time and as often as may be deemed expedient by NVC.


                                    ARTICLE 9

                                    CONSENTS

                Any provision in this Agreement to the contrary notwithstanding, with the written consent of NVC, the Company may be relieved from the effect of any Event of Default or from performance of such obligations. Unless otherwise specified in a written waiver or consent, a waiver or consent given hereunder shall be effective only in the specific instance and for the specific purpose for which given.

                                   ARTICLE 10

                               REGISTRATION RIGHTS

                10.1 Piggyback Registration. The Company shall give at least 20 days' prior written notice to NVC of its filing of any registration statement under the Securities Act of 1933 (the "Securities Act") that is to be on a form of the Securities and Exchange Commission pursuant to which there is to be sold Common Stock (other than (a) the Common Stock owned by Kevin Schumacher, Justine Schumacher or members of their immediate families on the date hereof, (b) Common Stock issued to persons other than officers or directors of the Company pursuant to a Company Private Placement or (c) Common Stock issued to employees who are not officers or directors of the Company pursuant to the Company's stock option plan) which is at the time already outstanding or which is subject to issuance pursuant to then outstanding Rights and in each case is to be registered by existing holders of Common Stock or Rights. NVC shall have an opportunity to elect within 15 days after receipt thereof to include in such filing (if permitted by the applicable form) any shares of Common Stock which are owned by NVC or may be acquired on exercise of the Warrant to the extent that, in the reasonable opinion of the underwriter, such inclusion shall not adversely affect the proposed offering by the Company (but in any case NVC shall be entitled to include in such filing the percentage of the shares of Common Stock owned by, or that may on exercise of the Warrant be acquired by, NVC which is equal to 100% of the highest percentage of the shares of Common Stock owned and/or subject to acquisition by any other Person which are included in such filing). NVC may assign or transfer its right to include a given number of shares of Common Stock in a filing to any person to whom NVC transfers Common Stock or Warrants.

                10.2 Registration Procedure. To include shares of Common Stock in any registration, NVC shall (i) cooperate with the Company in preparing such registration and execute all such agreements as the underwriter thereof may reasonably deem to be necessary in favor of such underwriter, (ii) promptly supply the Company with all information, documents, representations and agreements as such underwriter may reasonably deem to be necessary in connection with such registration and (iii) agree in writing not to sell or transfer any Common Stock not included in such registration for such periods, not to exceed 180 days, as the underwriter may require, but NVC shall not be required to take the actions described in this Section 10.2 unless the holders of all other shares of Common Stock included in any offering covered by such registration shall similarly take such actions.

                10.3 Expenses.  The costs and expenses (other than  underwriting discounts or commissions) of all registrations and qualifications under the Securities Act, and of all other actions, that the Company is required to take or effect pursuant to this Article 10 shall be paid by the Company (including, without limitation, all registration and filing fees, printing expenses, costs of special audits incident to or required by any such registration, and fees and disbursements of counsel for the Company and the reasonable fees and disbursements of counsel for NVC).

                10.4 Indemnification. (a) In the event of a registration of Common Stock pursuant to the Securities Act, the Company shall

                (1) indemnify and hold harmless NVC and each Person, if any, who controls NVC within the meaning of the Securities Act, against any losses, claims, damages, expenses (including attorneys' fees), or liabilities (or actions in respect thereof) under the Securities Act or otherwise, that arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any such registration statement, any preliminary prospectus or final prospectus, or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any other violation of law by the Company with respect thereto, and

                (2) reimburse NVC and each such controlling Person for any legal or other expenses reasonably incurred by NVC or such controlling Person in connection with defending against any such loss, claim, damage, expense, liability or action (together, "Losses");

provided, however, that the Company shall not be liable to NVC or to any Person who controls NVC within the meaning of the Securities Act in any such case to the extent that any such Loss arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in any such registration statement, preliminary prospectus or final prospectus, or any amendment or supplement thereto, in reliance upon and in conformity with written information furnished by or on behalf of NVC or such controlling Person expressly for use in the preparation thereof.

                (b) In the event of a registration of Common Stock pursuant to this Agreement, NVC shall

                (1) indemnify and hold harmless the Company, each of its directors, each of its officers who have signed any such registration statement, and any Person who controls the Company within the meaning of the Securities Act, against any Losses to which the Company or any such director, officer or controlling Person may become subject, under the Securities Act or otherwise, insofar as such Losses arise out of or are based upon any untrue or alleged untrue statement of any material fact contained in any such registration statement, preliminary prospectus or final prospectus, or any amendment or supplement thereto, or arise out of or are based upon the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or any other violation of law by NVC with respect thereto, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was made in such registration statement, preliminary prospectus or final prospectus, or amendment or supplement, in reliance upon and in conformity with written information furnished by or on behalf of NVC for use in such disclosure documents, and

                (2) reimburse the Company or any such director, officer or controlling Person for any legal or other expenses reasonably incurred by it or him in connection with defending against any such Loss.

                (c) Promptly  after receipt by an  indemnified  party under this
Section 10.4 of notice of the commencement of any action which may involve a Loss indemnified hereunder, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party under this Section 10.4, notify the indemnifying party of the commencement thereof, but the omission so to notify the indemnifying party shall not relieve it from any liability that it may have to any indemnified party except, and then only, to the extent such indemnifying party is prejudiced by such omission.

                (d) In case any Action is brought against any indemnified party, and it notifies an indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, assume the defense thereof (in which event, it shall do so diligently), with counsel reasonably satisfactory to such indemnified party. In the event the indemnifying party gives notice to the indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party under this Section 10.4 for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof subsequent to the date of such notice.


                                   ARTICLE 11

                           INVESTMENT REPRESENTATIONS

                NVC hereby represents and warrants that it is an "accredited investor" within the meaning of Regulation D under the Securities Act and is acquiring the Note and Warrant issued to it under this Agreement for purposes of investment and with no present intent to sell or view to distribute the same. NVC understands that neither the Note, the Warrant nor the Warrant Shares have been registered under the Securities Act, in reliance upon exemptions from registration and qualification thereunder, and that such exemptions are in part dependent on the representations made herein. NVC represents and warrants that it has such knowledge and experience that it is capable of evaluating the merits and risks of this investment and protecting its own interest in connection with this investment and that its Financial Condition is such that it is in a financial position to hold the Note, the Warrant and the Warrant Shares to be held by it for an indefinite period of time and to bear the economic risk of, and withstand a complete loss of, the investment represented thereby.

                                   ARTICLE 12

                                  MISCELLANEOUS

                12.1 Transferees; Additional Shareholders. (a) Upon any transfer or assignment by NVC of any interest in the Note, the Warrant or the Warrant Shares, as the case may be, the term "NVC" shall, with respect to the interest so transferred or assigned, thereafter include such transferee or assignee.

                         (b) On surrender of any document representing all or
part of the Note or the Warrant for such purpose, one or more new Notes or Warrants, as the case may be, shall be issued with appropriate revisions to reflect, in the aggregate, the obligations of the Company under the Note or the Warrant so surrendered.

                12.2 Fees and Expenses. The Company is paying to NVC simultaneously herewith, to the extent not already paid, a financing fee of $20,000, which fee shall cover all costs incurred by NVC through and including the Closing Date in effecting the transaction contemplated hereby and which the Company has agreed to pay (including any fees or disbursements of NVC's counsel) in connection with the negotiation, execution and delivery of the Transaction Documents. The Company shall pay all reasonable costs of NVC (including any fees or disbursements of NVC's counsel) incurred after the date hereof in connection with the amendment or the enforcement of any Transaction Document.

                12.3 Brokerage Fees. The Company agrees to indemnify NVC against all brokers', finders' or similar fees that may be payable to any Person in connection with the purchase of the Note and Warrant hereunder and against all losses, claims, damages and liabilities and related expenses, including counsel fees and expenses incurred by NVC in connection with such fees in each case arising out of the actions of the Company. The Company represents and warrants that no such fees are or will be payable except as set forth on Schedule 12.3. NVC represents and warrants to the Company that it has not dealt with any broker, finder or third party in connection with its purchase of the Note and Warrant under any circumstances that could give rise to a claim for brokers', finders' or similar fees.

                12.4 Effectiveness. All representations and warranties made in this Agreement shall survive the execution and delivery of this Agreement and the purchase hereunder of the Note and the Warrant. Except as otherwise provided herein, the covenants contained in this Agreement shall continue in full force and effect until such date as the Note, any Put Note, the Warrant and the Warrant Shares no longer remain outstanding.

                12.5 Accuracy of Information. All data, certificates, reports, statements, opinions of counsel, documents and other information furnished after the date hereof to NVC by or on behalf of or at the request of the Company pursuant to this Agreement or in connection with or pursuant to any amendment or modification of, or waiver under, this Agreement shall, at the time the same are so furnished, be complete and correct in all material respects to the extent necessary to give NVC true and accurate knowledge of the subject matter thereof, not contain any untrue statement of a material fact known to the Person furnishing the same, or omit to state a material fact known to the Person furnishing the same which fact is necessary to be stated therein in order to make the statements contained therein not misleading, and the furnishing of the same to NVC shall constitute a representation and warranty by the Company to that effect. Notwithstanding the foregoing, any financial statements shall be deemed to comply with the provisions of this Section 12.5 if such financial statements comply with generally accepted accounting principles.

                12.6 Notices. All notices and other communications under this Agreement shall (a) be in writing, (b) be sent by registered or certified mail, postage prepaid, return receipt requested, delivered by hand or by nationally recognized overnight courier or sent by facsimile machine transmission (with facsimile machine verification and hard copy delivered by one of the other methods permitted under this Section 12.6) and (c) be given at the following respective addresses:


                         If to the Company, to it at:

                         2012 Route 9W, Building 3
                         Milton, New York 12547
                         Facsimile No.: (914) 795-2720;

                         with a copy to:

                         D'Ancona & Pflaum LLC
                         111 E. Wacker Drive
                         Suite 2800
                         Chicago, Illinois 60601
                         Attention: Paul L. Applebaum, Esq.
                         Facsimile No.: (312) 602-3072


                         If to NVC, to it at:

                         Suite 1607
                         1430 Broadway
                         New York, New York 10018
                         Facsimile No.: (212) 869-5331

                         with a copy to:

                         DeForest & Duer
                         90 Broad Street
                         New York, New York 10004
                         Attn.: Arthur A. Lane, Esq.
                         Facsimile No.: (212) 425-7581.

The address of any party may be changed by such party by a notice to the other parties specifically captioned "Notice of Change of Address Pursuant to Section 12.6". All notices and other communications shall be effective (i) if given by mail, on the third business day after such communication is deposited in the mail, addressed as above provided, (ii) if given by hand delivery or overnight courier, when left at the address of the addressee as above provided, and (iii) if given by facsimile machine transmission, upon facsimile machine verification of receipt, except that notices of a change of address shall not be effective until received. No other method of giving notice is hereby precluded.

                12.7 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which together shall constitute one instrument.

                12.8 Severability of Provisions. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof or affecting the validity or enforceability of such provision in any other jurisdiction.

                12.9 GAAP. Financial terms used and not otherwise defined herein shall be interpreted, and calculations, to the extent not otherwise specified, shall be made, in accordance with generally accepted accounting principles and terminology.

                12.10  Judicial Proceedings.

                (a) Consent to Jurisdiction. The Company irrevocably submits to the non-exclusive jurisdiction of any New York State or Federal court sitting in the City of New York over any Action arising out of or relating to this Agreement, the Note, the Warrant, the Warrant Shares, any Transaction Document or any aspect of the transactions contemplated thereby. To the fullest extent it may effectively do so under applicable law, the Company irrevocably waives and agrees not to assert, by way of motion, as a defense or otherwise, any claim that it is not subject to the jurisdiction of any such court, any objection that it may now or hereafter have to the laying of the venue of any such Action brought in any such court and any claim that any such Action brought in any such court has been brought in an inconvenient forum.

                (b) Enforcement of Judgments. The Company agrees, to the fullest extent it may effectively do so under applicable law, that a judgment in any Action of the nature referred to in subsection (a) above brought in any such court shall, subject to such rights of appeal on issues other than jurisdiction as may be available to it, be conclusive and binding upon it and may be enforced in the courts of the United States of America or the State of New York (or any other courts to the jurisdiction of which it is or may be subject) by a suit upon such judgment.

                (c) Service of Process. The Company consents to process being served in any Action of the nature referred to in subsection (a) above by mailing a copy thereof by registered or certified air mail, postage prepaid, return receipt requested, to the address of the Company specified in or designated pursuant to Section 12.6. The Company agrees that such service (i) shall be deemed in every respect effective service of process upon it in any such Action and (ii) shall, to the fullest extent permitted by law, be taken and held to be valid personal service upon and personal delivery to it.

                (d) No  Limitation  on Service or Suit.  Nothing in this Section
12.10 shall affect the right of NVC to serve process in any manner permitted by law, or limit any right that NVC may have to bring any Action against the Company in the courts of any jurisdiction or to enforce in any lawful manner a judgment obtained in one jurisdiction in any other jurisdiction.

                (e) Waiver of Trial by Jury. The Company hereby waives trial by jury in any Action of the nature referred to in subsection (a) above, whether brought by it or NVC.

                12.11 Assignability. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns, except that the Company may not assign or transfer any of its rights or obligations under this Agreement or subject this Agreement or its rights hereunder to any lien or security interest of any kind whatever and any such assignment by the Company and any such lien or security interest shall be absolutely void and unenforceable as against NVC.

12.12 Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York excluding choice of law rules

                12.13 Confidentiality. For the longest period permitted under applicable law, NVC shall hold in strictest confidence all Confidential Information, shall not use any Confidential Information, and shall not disclose any Confidential Information to any person or entity; provided that such use and disclosure may be made to the extent reasonably required in the proper exercise of NVC's rights and performance of its obligations under this Agreement or to the extent required pursuant to applicable law, and NVC may disclose Confidential Information to its agents and representatives, or its permitted assigns, who reasonably require the same for purposes permitted under this Section (and who agree in writing for the benefit of the Company to be bound by the requirements of this Section). "Confidential Information" means any and all confidential and/or proprietary information of the Company or its Subsidiaries, including without limitation, customer lists, marketing information, pricing information, budgeting information, personnel information, financial information, research, business plans and strategies or other information concerning the business or affairs of the Company (including information obtained under Section 5.13), except to the extent such information is or becomes generally known to the public other than as a result of acts or omissions by NVC (or its agents or representatives) in violation of this Agreement. The provisions of this Section shall survive termination of this Agreement for the longest time permitted under applicable law.

                IN WITNESS WHEREOF, the parties hereto have caused this Note and
Warrant   Purchase   Agreement   to  be  executed   by  their  duly   authorized
representatives as of the day and year first above written.


                                                   SONO-TEK CORPORATION


                                                   By: s/s James L. Kehoe
                                                         James L. Kehoe,
                                           Chairman and Chief Executive Officer

                                                   NORWOOD VENTURE CORP.


                                                   By:  s/s Mark R. Littell
                                                             Mark R. Littell,
                                                          President

Exhibit 4.11(a)
                                    EXHIBIT A

                                  FORM OF NOTE

THIS NOTE MAY NOT BE OFFERED FOR SALE, SOLD OR TRANSFERRED OTHER THAN (i) PURSUANT TO AN EFFECTIVE REGISTRATION UNDER THE SECURITIES ACT OF 1933 ("THE SECURITIES ACT") OR AN EXEMPTION THEREFROM UNDER THE SECURITIES ACT AND (ii) UPON RECEIPT BY THE ISSUER OF EVIDENCE SATISFACTORY TO IT OF COMPLIANCE WITH THE SECURITIES ACT AND THE APPLICABLE SECURITIES LAWS OF ANY OTHER JURISDICTION.

                              SONO-TEK CORPORATION

                                    12% Note

$                                                          New York, New York
                                                                     [Date]

                FOR VALUE RECEIVED, the undersigned, SONO-TEK CORPORATION, a New York corporation (the "Company"), hereby promises to pay to the order of at its office located at , the principal sum of ($ ) in lawful money of the United States of America on or before September 30, 2004 and to pay interest that shall accrue on the unpaid principal amount hereof from the date hereof until such principal amount is paid in full, at the rate of twelve percent (12%) per annum, which rate shall be calculated on the basis of a 360-day year and actual days elapsed. Overdue principal and (to the extent permitted by law) overdue interest shall bear interest at the rate of fourteen percent (14%) per annum, calculated in the same manner, payable on demand. Nothing herein shall at any time require the Company to pay interest at a rate in excess of the maximum rate permitted by applicable law. In the event that the interest specified in this Note is deemed to be in excess of the maximum rate permitted by applicable law, the interest payable hereunder shall be the maximum rate so permitted.

                Interest shall be payable on the last business day of each month until the entire principal amount hereof is paid in full and on each other date on which a payment of principal is made.

                This Note was issued pursuant to the Note and Warrant Purchase Agreement dated September 29, 1999 (the "Purchase Agreement") between the Company and Norwood Venture Corp. The Purchase Agreement requires the making of scheduled payments of the principal amount of this Note prior to its final maturity date and provides, among other things, for the acceleration of the maturity of this Note upon the happening of certain events as set forth in the Purchase Agreement.

                This Note is collateralized by a General Security Agreement executed by the Company.

                The Company shall have the right at any time or from time to time, on 30 days' prior written notice, to make prepayments (in addition to the scheduled payments) of this Note in whole or in part, without premium or penalty, provided that each partial prepayment shall be in an amount which is not less than $50,000 and is an integral multiple thereof. Any such prepayment shall be applied first to accrued and unpaid interest and then, in chronologically inverse order, to the scheduled payments of principal required to be made on this Note by the Purchase Agreement.

                Presentment, demand, protest and notice of dishonor are hereby waived by the Company.

                This Note shall be construed in accordance with and governed by the laws of the State of New York.

                                           SONO-TEK CORPORATION


                                      By:
                                      Name:
                                 Title: Chairman

Exhibit 4.11(b)

                                    EXHIBIT B

                                 FORM OF WARRANT

THIS WARRANT AND THE SECURITIES ISSUABLE ON EXERCISE THEREOF MAY NOT BE OFFERED FOR SALE, SOLD OR TRANSFERRED OTHER THAN (i) PURSUANT TO AN EFFECTIVE REGISTRATION UNDER THE SECURITIES ACT OF 1933 (THE "SECURITIES ACT") OR AN EXEMPTION THEREFROM AND (ii) UPON RECEIPT BY THE ISSUER OF EVIDENCE SATISFACTORY TO IT OF COMPLIANCE WITH THE SECURITIES ACT AND THE APPLICABLE SECURITIES LAWS OF ANY OTHER JUSRIDCITION.


                              SONO-TEK CORPORATION
                          Common Stock Purchase Warrant

        This certifies that, for value received,
                                or registered assigns is entitled to purchase
from SONO-TEK CORPORATION, a New York corporation (the
"Company"), 1,100,000 (subject to adjustment as provided herein) shares of the Company's $0.01 par value Common Stock ("Common Stock") at a price of $0.30 per share (the "Initial Exercise Price"; such price as adjusted from time to time pursuant to this Warrant being hereinafter referred to as the "Exercise Price"). In making payment of part or all of the Exercise Price, the holder shall be credited with any obligations payable or to become payable on the 12% Note due September 30, 2004 issued by the Company (the "Note") pursuant to a certain Note and Warrant Purchase Agreement dated September 29, 1999 (the "Purchase Agreement") between the Company and Norwood Venture Corp. ("NVC") to the extent that the holder tenders all or any portion of such holder's Note for cancellation and requests the application of such obligations to the payment of the Exercise Price. The Company agrees, on any such tender, to cause to be issued and to deliver to such holder a duly executed Note (in the form required by the Purchase Agreement) dated the date through which all accrued interest was fully paid on the Note so tendered and evidencing the obligation of the Company to pay that portion of the outstanding principal amount of the Note so tendered which is not requested to be so applied. Payment of the Exercise Price may be made in cash, by certified check payable to the order of the Company or by wire transfer of immediately available funds to an account designated in writing by the Company. Terms not otherwise defined in this Warrant are used with the meanings of such terms which are set forth in the Purchase Agreement.

        This Warrant shall expire on the sixth anniversary of the date on which payment has been made of the Note in full, but shall in no event expire earlier than the Put Date.

        This Warrant is exercisable in whole or in part at any time on surrender to the Company at its address set forth in the Purchase Agreement of this Warrant together with a statement in the form attached hereto (with the blanks in such form appropriately completed and duly executed) of such holder's election to purchase, together with payment of the Exercise Price. The holder shall be deemed to be the record owner of the shares thereby purchased as of the close of business on the date this Warrant shall have been exercised. Upon such surrender of the Warrant and payment of the Exercise Price as described above, the Company agrees to cause to be issued and delivered with all reasonable dispatch to or upon the written order of the registered holder and in such name or names as such registered holder may designate, a certificate or certificates for the number of shares and fractional shares so purchased upon the exercise of such Warrant. Such certificate or certificates shall be deemed to have been issued and any person so designated to be named therein shall be deemed to have become a holder of record of such shares as of the date of surrender of such Warrant and payment of the Exercise Price as described above.

        The number and type of securities for which this Warrant is exercisable shall be appropriately changed and adjusted so that in all events (whether the Company subdivides, reclassifies or combines, or declares or pays a dividend (other than a cash dividend) on its Common Stock or merges or consolidates with any other corporation, reorganizes or transfers other than in the ordinary course of its business all or substantially all of the assets of the Company or liquidates or dissolves or is subject to any other change which might otherwise affect the securities for which this Warrant is exercisable), the holder shall continue to be entitled to receive upon exercise of this Warrant shares of the Company's capital stock and other securities and consideration as nearly equivalent (on an economic basis) as practicable to what such holder would have been entitled to receive if the exercise of this Warrant had occurred immediately prior to such event.

        The Company shall give written notice to the record holder of this Warrant at such holder's address appearing on the Company's records of any of the events which would cause a change or adjustment pursuant to the preceding paragraph and of any proposed payment of any dividend or other distribution to the holders of Common Stock, which notice shall be given at least twenty days prior to the earlier of (a) the date on which such event is to occur or such payment is to be made and (b) the record date, if any, with respect thereto. Such notice shall specify any such record date, the date on which such event is to take place and such facts as shall be reasonably necessary to indicate the effect of such event on the number, kind or class of shares or other securities or consideration that shall be deliverable or purchasable upon the occurrence of such event or upon exercise of this Warrant. As to any change or adjustment to be made pursuant to the preceding paragraph, the determination of the Company's independent certified public accountants shall be determinative absent manifest error.

        All shares issued upon the exercise of the rights represented by this Warrant shall be validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof (other than taxes in respect of any transfer occurring contemporaneously with such issue). The Company shall from time to time take all such action as may be requisite to assure that the par value per share of Common Stock is at all times equal to or less than the per share Exercise Price then in effect. During the period within which the rights represented by this Warrant may be exercised, the Company shall at all times have authorized, and reserved for the purpose of issuance upon exercise of the rights evidenced by this Warrant, a sufficient number of shares of Common Stock to provide for the exercise of the rights represented by this Warrant. The Company shall take all such action as may be necessary to assure that such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any domestic securities exchange upon which the shares of Common Stock may be listed. This Warrant shall not entitle the holder hereof to any voting rights or other rights as a shareholder of the Company. The Company shall not take any action which would result in any adjustment of the Exercise Price if the total number of shares of Common Stock issuable after such action upon exercise of all Warrants then outstanding would exceed the total number of then authorized but unissued shares of Common Stock.

        IN WITNESS WHEREOF, the Company has caused this Warrant to be signed on its behalf by a duly authorized officer, as of the day of , 19 .


[SEAL]                            SONO-TEK CORPORATION



                                           By:
                      Chairman and Chief Executive Officer

Attest:


             Secretary

8/3/99

                                    [Form of]

                              ELECTION TO PURCHASE

To:     Sono-Tek Corporation

        The undersigned hereby irrevocably elects to exercise the right of purchase represented by the within Warrant for, and to purchase thereunder, the following securities and other property:



and tenders payment in the amount of $ by [delivery of a certified check] [wire transfer] payable to you in such amount or delivery of the Note (referred to in the Warrant) for cancellation of indebtedness represented thereby in such amount. The undersigned requests that certificates for such securities be issued in the name of and delivered, together with any other property referred to above, to and, if such securities and property shall not be all of the securities and property issuable and/or deliverable thereunder, that a new Warrant for the balance be registered in the name of, and issued and delivered to, the undersigned at the following address:




Dated:

-----------------------

Exhibit 4.11(c)

                           GENERAL SECURITY AGREEMENT

                                                          September 29, 1999

         The undersigned, SONO-TEK COPORATION, a New York corporation (herein referred to as "Debtor") with an address as it appears with the signature below, hereby agree(s) in favor of Norwood Venture Corp.(herein referred to as Secured Party), as follows:

         1. In consideration of one or more loans, advances, or other financial accommodations at any time before, at or after date made or extended by Secured Party to Debtor, directly or indirectly, as principal, guarantor or otherwise, at the sole discretion of Secured Party in each instance, including without limitation the purchase by Secured Party of Debtor's Note due September 30, 2004 pursuant to the Note and Warrant Purchase Agreement dated of even date herewith between Debtor and Secured Party (the "Purchase Agreement"), Debtor hereby grants to Secured Party a security interest in, a continuing lien upon and a right of set-off against, and Debtor hereby assigns to Secured Party, the Collateral described in Paragraph 2, to secure the payment, performance and observance of all indebtedness, obligations, liabilities and agreements of any kind of Debtor to Secured Party, now existing or hereafter arising, direct or indirect (including participations or any interest of Secured Party in obligations of Debtor to others), acquired outright, conditionally, or as collateral security from another, absolute or contingent, joint or several, secured or unsecured, due or not, contractual or tortious, liquidated or unliquidated, arising by operation of law or otherwise, and of all loan agreements, documents and instruments evidencing any of the foregoing obligations or under which any of the foregoing obligations may have been issued, created, assumed or guaranteed (all of the foregoing being herein referred to as the "Obligations").

         2. The Collateral is described as follows and/or on Schedule A, if any, annexed hereto as part hereof and on any separate schedule at any time furnished by Debtor to Secured Party (all of which are hereby deemed part of this Security Agreement), which Collateral includes all attachments, accessions and equipment now or hereafter affixed to the Collateral or used in connection therewith, substitutions and replacements thereof, and (unless the description of the Collateral expressly excludes after acquired Collateral) all items of the Collateral both now owned or existing and hereafter acquired, created or arising, and any and all products and proceeds thereof (including, without limitation, any claims of Debtor against third parties, for loss or damage to or destruction of any or all of the Collateral):



            SEE ATTACHED SCHEDULE A ANNEXED HERETO AND MADE A PART HEREOF.

together with any and all monies, securities, drafts, notes, items and other property of the Debtor and the proceeds thereof, now or hereafter held or received by or in transit to, Secured Party from or for the Debtor, whether for safekeeping, custody, pledge, transmission, collection or otherwise, and any and all deposits (general or special), balances, sums, proceeds, and credits of the Debtor with, and any and all claims of the Debtor against, Secured Party, at any time existing. In the event that the Collateral includes inventory, Debtor also grants to Secured Party a security interest in, and the collateral shall include, all labels and other devices, names, or marks affixed or to be affixed to inventory for purposes of selling or of identifying the same or the seller or manufacturer thereof and all right, title and interest of Debtor therein and thereto.

         3. Debtor warrants, represents and covenants that: (a) the chief and other places of business of Debtor, the books and records relating to the Collateral and the Collateral are located at the addresses set forth below and Debtor will not change any of the same without prior written notice to Secured Party; (b) the Collateral is and will be used in Debtor's business and not for personal, family, household or farming use; (c) the Collateral is now, and at all times will be, owned by Debtor free and clear of all liens, security interests, claims and encumbrances except as otherwise permitted in the Purchase Agreement; (d) except as otherwise permitted in the Purchase Agreement, Debtor will not assign, sell, mortgage, lease, transfer, pledge, grant a security interest in or lien upon, encumber or otherwise dispose of or abandon, nor will Debtor suffer or permit any of the same to occur with respect to, any part or all of the Collateral, without prior written consent of Secured Party, except for the sale from time to time in the ordinary course of business of Debtor of such items of Collateral as may constitute part of the business inventory of Debtor, and the inclusion of "proceeds" of the Collateral under the security interest granted herein, shall not be deemed a consent by Secured Party to any sale or other disposition of any part or all of the Collateral except as expressly permitted herein; (e) subject to the provisions of the Purchase Agreement, Debtor has made, and will continue to make payment or deposit or otherwise provide for the payment, when due, of all taxes, assessments or contributions required by law which have been or may be levied or assessed against the Debtor, whether with respect to any of the Collateral, to any wages or salaries paid by Debtor, or otherwise, and will deliver to Secured Party, on demand, certificates or other evidence satisfactory to Secured Party attesting thereto; (f) Debtor will use the Collateral for lawful purposes only, with all reasonable care and caution and in conformity with the provisions of the Purchase Agreement; (g) Debtor will keep the Collateral in reasonably good repair at Debtor's own cost and expense; (h) subject to any limitations in the Purchase Agreement, Secured Party shall at all times have free access to and right of inspection of the Collateral and any records pertaining thereto (and the right to make extracts from and to receive from Debtor originals or true copies of such records and any papers and instruments relating to any or all of the Collateral and to receive from Debtor originals or true copies of such records and any papers and instruments relating to any or all of the Collateral upon request therefor) and Debtor hereby grants to Secured Party a security interest in all such records, papers and instruments to secure the payment, performance and observance of the Obligations; (i) the Collateral is now and shall remain personal property and Debtor will not permit any of the Collateral to become a part of or affixed to real property without prior written notice to Secured Party and without first making all arrangements, and delivering, or causing to be delivered, to Secured Party all instruments and documents, including, without limitation, waivers and subordination agreements by any landlords or mortgagees, requested by and satisfactory to Secured Party to preserve and protect the primary security interest granted herein against all persons; (j) Debtor will, at its expense, perform all acts and execute all documents reasonably requested by Secured party at any time to evidence, perfect, maintain and enforce Secured Party's primary security interest in the Collateral or otherwise in furtherance of the provisions of this Security Agreement; (k) Debtor assumes all responsibility and liability arising from the use of the Collateral; (l) upon request of Secured Party, at any time and from time to time, Debtor shall, at its sole cost and expense, execute and deliver to Secured Party one or more financing statements pursuant to the Uniform Commercial Code ("UCC") and one or more applications for certificate of title and any other papers, documents or instruments requested by Secured Party in connection with this Security Agreement, and Debtor hereby authorizes Secured Party to execute and file at any time or times, one or more financing statements with respect to all or any part of the Collateral, signed only by the Secured Party; (m) in its discretion, Secured Party may, only after a Default (as hereinafter defined) has occurred, in its name or Debtor's or otherwise, notify any account debtor or obligor of any account, contract, instrument, chattel paper or general intangible included in the Collateral to make payment to Secured Party; (n) Secured Party may, in its reasonable discretion at any time after a Default demand, sue for, collect or receive any money or property at any time payable or receivable on account of or in exchange for, or make any compromise or settlement deemed desirable by Secured Party with respect to, any of the Collateral, and/or extend the time of payment, arrange for payment in installments, or otherwise modify the terms of, or release, any of the Collateral or the Obligations, all without consent by Debtor and without otherwise discharging the Obligations, the Collateral or the security interest granted herein; (o) Secured Party may, in its reasonable discretion, after a Default, for the account and expense of Debtor, pay any amount or do any act required of Debtor hereunder or requested by Secured Party to preserve, protect, maintain or enforce the Obligations, the Collateral or the primary security interest granted herein, and which Debtor fails to do or pay, and any such payment shall be deemed an advance by Secured Party to Debtor and shall be payable on demand together with interest at the highest rate then payable on any of the Obligations; (p) after a Default, Debtor will promptly pay Secured Party for any and all sums, costs and expenses which Secured Party may reasonably pay or reasonably incur pursuant to the provisions of this Security Agreement or in defending, protecting or enforcing the security interest granted herein or in enforcing payment of the Obligations or otherwise in connection with the provisions hereof, including but not limited to all court costs, collection charges, reasonable travel, and reasonable attorney's fees (not less than 15% of the outstanding Obligations where permitted by applicable law), all of which, together with interest at a rate equal to the highest rate then payable on any of the Obligations, shall be part of the Obligations and be payable on demand;
(q) Secured Party shall have the right to receive and retain as additional Collateral all securities and rights issued or granted in respect of any Collateral consisting of securities and after a Default, Secured Party, in its discretion, may transfer to or register in the name of Secured Party or its nominee all or any of the Collateral consisting of securities, and whether or not so transferred or registered, Secured Party, after a Default, shall be entitled to receive and retain all income, dividends and other distributions thereon as part of the Collateral and to exchange any or all such Collateral upon the reorganization, recapitalization, or readjustment of any entity issuing such securities, and to exercise all rights with respect thereto as if it was the absolute owner thereof (provided that prior to a Default Debtor alone shall be entitled to exercise the right to vote such Collateral), and if the Collateral has been so transferred or registered, Secured Party shall take such action as Debtor may reasonably request to enable Debtor to exercise the right to vote such Collateral or any part thereof for any purpose which is not inconsistent with the terms of this Security Agreement or the Obligations or which would not have an adverse effect on the value of the Collateral or any part thereof; (r) after a Default any of the proceeds of the Collateral received by Debtor shall not be commingled with other property of Debtor, but shall be segregated, held by the Debtor in trust as the exclusive property of Secured Party, and Debtor will immediately deliver to Secured Party the identical checks, monies, or other proceeds of Collateral received, duly endorsed in blank where appropriate to effectuate the provisions hereof, the same to be held by Secured party as additional Collateral hereunder or, at Secured Party's option, to be applied to payment of any of the Obligations, whether or not due and in any order; and (s) at any time Secured Party may assign, transfer and deliver to any transferee of any of the Obligations, any or all of the Collateral, whereupon Secured Party shall be fully discharged from all responsibility and the transferee shall be vested with all powers and rights of Secured Party hereunder with respect thereto, but Secured Party shall retain all rights and powers with respect to any Collateral not assigned, transferred or delivered.

         4. The occurrence of any one or more "Defaults" or "Events of Default", as defined in the Purchase Agreement, or the failure of Debtor to perform its obligations under this Security Agreement shall constitute an event of default ("Default") by Debtor under this Security Agreement.

         5. Upon the occurrence of any Default and during the continuance thereof, Secured Party may, without demand upon Debtor, declare any or all Obligations of Debtor immediately due and payable and Secured party shall have the following rights and remedies (to the extent permitted by applicable law) in addition to all rights and remedies of a secured party under the UCC, or of Secured Party under the Obligations, all such rights and remedies being cumulative, not exclusive and enforceable alternatively, successively or concurrently: Secured Party may at any time and from time to time, with or without judicial process or the aid and assistance of others, enter upon any premises in which any of the Collateral may be located and, without resistance or interference by Debtor, take possession of the Collateral; and/or dispose of any part or all of the Collateral on any premises of Debtor; and/or require Debtor to assemble and make available to Secured Party at the expense of Debtor any part or all of the Collateral at any place and time designated by Secured Party which is reasonably convenient to both parties and/or remove any part or all of the Collateral from any premises on which any part may be located for the purpose of effecting sale or other disposition thereof (and if any of the Collateral consists of motor vehicles, Secured Party may use Debtor's license plates) and/or sell, resell, lease, assign and deliver, grant options for or otherwise dispose of any or all of the Collateral in its then condition or following any commercially reasonable preparation or processing, at public or private sale or proceedings or otherwise, by one or more contracts, in one or more parcels, at the same or different times, with or without having the Collateral at the place of sale or other disposition, for cash and/or credit, and upon any terms, at such place(s) and time(s) and to such persons, firms or corporations as Secured Party deems best, all without demand for performance or any notice or advertisement whatsoever except that where an applicable statute requires reasonable notice of sale or other disposition Debtor hereby agrees that five days notice by ordinary mail, postage prepaid, to any address of Debtor set forth in this Security Agreement of the place and time of any public sale or of the time after which any private sale or other intended disposition is to be made, shall be deemed reasonable notice thereof (if any of the Collateral is sold by Secured Party upon credit or for future delivery, Secured Party shall not be liable for the failure of the purchaser to pay for same and in such event Secured Party may resell such Collateral); Secured Party may buy any part or all of the Collateral at any public sale and if any part or all of the Collateral is of a type customarily sold in a recognized market or is of the type which is the subject of widely distributed standard price quotations Secured Party may buy at private sale and may make payment therefor by any means; Secured Party may apply the cash proceeds actually received from any sale or other disposition to the reasonable expenses of retaking, holding, preparing for sale, selling, leasing and the like, to reasonable attorney's fees (not exceeding 15% of the outstanding Obligations) and all reasonable travel and other expenses which may be incurred by Secured Party in attempting to collect the Obligations or enforce this Security Agreement or in the prosecution or defense of any action or proceeding related to the subject matter of this Security Agreement (and then to the Obligations in such order and as to principal or interest as Secured Party may desire), Debtor remaining liable and agreeing to pay Secured Party on demand any deficiency remaining, together with interest thereon at a rate equal to the highest rate then payable on the Obligations and the balance of any expenses unpaid, with any surplus to be paid to Debtor (subject to any duty of Secured Party imposed by law to the holder of any subordinate security interest in the Collateral); Secured Party may appropriate, set off and apply to the payment of any or all of the Obligations, any and all Collateral in or coming into the possession of Secured Party or its agents and belonging or owing to Debtor, without notice to Debtor, and in such manner as Secured Party may in its discretion determine; Secured Party may exercise all voting rights with respect to all or any of the Collateral consisting of securities and may exercise all powers with respect thereto as if an absolute owner thereof. Debtor recognizes that the Secured Party may be unable to effect a public sale of all or a part of the Collateral consisting of securities by reason of certain prohibitions contained in the Securities Act of 1933, but may be compelled to resort to one or more private sales to a restricted group of purchasers who will be obliged to agree, among other things, to acquire such securities for their own account, for investment and not with a view to the distribution or resale thereof. Debtor agrees that any such private sales may be at prices and other terms less favorable to the seller than if sold at public sales and that such private sales shall be deemed to have been made in a commercially reasonable manner. Secured party has no obligation to delay sale of any such securities for the period to time necessary to permit the issuer of such securities, even if such issuer would agree, to register such securities for public sale under the Securities Act of 1933

         6. To  effectuate  the  terms  and  provisions  hereof,  Debtor  hereby designates and appoints Secured Party and its designees or agents as attorney-in-fact of Debtor, irrevocably and with power of substitution, with authority, after a Default, to receive, open and dispose of all mail addressed to Debtor, to notify the Post Office authorities to change the address for delivery of mail addressed to Debtor to such address as Secured Party may designate; to endorse the name of Debtor on any notes, acceptances, checks, drafts, money orders, instruments or other evidences of payment or proceeds of the Collateral that may come into Secured Party's possession; to sign the name of Debtor on any invoices, documents, drafts against and notices to account debtors or obligors of Debtor, assignments and requests for verification of accounts; to execute proofs of claim and loss; to execute any endorsements, assignments, or other instruments of conveyance or transfer; to adjust and compromise any claims under insurance policies; to execute releases; and to do all other acts and things (before as well as after a Default) necessary and advisable in the reasonable discretion of Secured Party to carry out and enforce this Security Agreement. All lawful and reasonable acts of said attorney or designee are hereby ratified and approved and, except for willful misconduct or gross negligence, said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power of attorney being coupled with an interest is irrevocable while any of the Obligations shall remain unpaid.

         7. Secured Party shall have the duty to exercise reasonable care in the custody and preservation of any securities in its possession included in the Collateral, which duty shall be fully satisfied if Secured Party maintains safe custody of any such securities, and, with respect to any maturities, calls, conversions, exchanges, redemption, offers, tenders or similar matters relating to any of such securities (herein called "events"), in the exercise of its sole discretion (a) Secured Party endeavors to take such action with respect to any of the events as Debtor may reasonably and specifically request in writing in sufficient time for such action to be evaluated and taken or (b) if Secured Party determines that the action requested might adversely affect the value of the securities as collateral, the collection of the Obligations secured, or otherwise prejudice the interests of Secured Party, Secured Party gives reasonable notice to Debtor that any such requested action will not be taken and if Secured Party makes such determination or if Debtor fails to make such timely request, Secured Party takes such other action as it deems advisable in the circumstances. Secured Party shall have no further obligation to ascertain the occurrence of, or to notify Debtor with respect to, any events and shall not be deemed to assume any such obligation as a result of the establishment by Secured Party of any internal procedures with respect to any securities in its possession, nor shall Secured Party be deemed to assume any responsibility for, or obligation or duty with respect to, any part or all of the Collateral, of any nature or kind, or any matter or proceedings arising out of or relating thereto, including, without limitation, any obligation or duty to take any action to collect, preserve or protect its or Debtor's rights in the Collateral or against any prior parties thereto, but the same shall be at Debtor's sole risk at all times. If the Collateral hereunder includes "stock" as defined in Regulation U of the Federal Reserve Board, it is hereby agreed such "stock" shall not secure Obligations which are "purpose credits", as that term is used in Regulation U, and (i) are secured solely by collateral other than "stock" or (ii) are unsecured. Secured Party's prior recourse to any part or all of the Collateral shall not constitute a condition of any demand, suit or proceeding for payment or collection of the Obligations. No act, failure or delay by Secured Party shall constitute a waiver of its rights and remedies hereunder or otherwise. No single or partial waiver by the Secured Party of any Default or right or remedy which it may have shall operate as a waiver of any other Default, right or remedy or of the same Default, right or remedy on a future occasion. Debtor hereby waives presentment, notice of dishonor and protest of all instruments included in or evidencing any of the Obligations or the Collateral, and any and all other notices and demands whatsoever (except as expressly provided herein). Subject to the terms of the Purchase Agreement, Debtor agrees to pay, on demand, all reasonable out-of-pocket expenses incurred by Secured Party in connection with the enforcement of this Security Agreement, the Obligations, and the transactions contemplated hereunder and thereunder, including but not limited to the reasonable fees and expenses of counsel to Secured Party. In the event of any litigation, with respect to any matter connected with this Security Agreement, the Obligations or the Collateral, Debtor hereby waives the right to a trial by jury and all defenses, including any defense based on any Statute of Limitations, any claim of laches, rights of setoff and the rights to interpose counterclaims of any nature other than mandatory counterclaims. Debtor hereby irrevocably consents to the jurisdiction of the courts of the State of New York and of any Federal Court located in such State in connection with any action or proceeding arising out of or relating to the Obligations, this Security Agreement or the Collateral, or any document or instrument delivered with respect to any of the Obligations. Debtor hereby waives personal service of any summons, complaint or other process in connection with any such action or proceeding and agrees that the service thereof may be made by certified or registered mail directed to Debtor at any place of business set forth below, or at such other address as Debtor may designate by written notification by certified or registered mail directed to and received by Secured Party at its office set forth in the financing statements filed hereunder (or if no such financing statements have been filed, at the office of Secured Party at which is located the officer in direct supervision of the within security interest). The Debtor so served shall appear or answer to such summons, complaint or other process within thirty days after the mailing thereof. Should the Debtor so served fail to appear or answer within said thirty-day period, such Debtor shall be deemed in default and judgment may be entered by Secured Party against such Debtor for the amount or such other relief as may be demanded in any summons, complaint or other process so served. In the alternative, in its discretion Secured Party may effect service upon Debtor in any other form or manner permitted by law. All terms used herein shall have the meanings as defined in the UCC, unless the context otherwise requires. No provision hereof shall be modified, altered or limited except by a written instrument expressly referring to this Security Agreement and to such provision, and executed by the party to be charged. The execution and delivery of this Security Agreement has been authorized by the Board of Directors of Debtor and by any necessary vote or consent of stockholders of Debtor. This Security Agreement and all Obligations shall be binding upon the successors and assigns of Debtor, and the foregoing, together with the rights and remedies of Secured Party hereunder, shall inure to the benefit of Secured Party, its successors, endorsees and assigns. This Security Agreement and the Obligations shall be governed in all respects by the laws of the State of New York. If any term of this Security Agreement shall be held to be invalid, illegal or unenforceable, the validity of all other terms hereof shall in no way be affected thereby. Secured Party is authorized to annex hereto any schedules referred to herein. Debtor acknowledges receipt of a copy of this Security Agreement.

         IN WITNESS WHEREOF, the undersigned has executed or caused this Security Agreement to be executed in the State of New York, the date first above set forth.



(CORPORATE SEAL)                    SONO-TEK CORPORATION


                                            By
                                              James L. Kehoe, Chairman

                                            Trade Name (if any)






                                                     All      location(s)     of
                                                     Collateral  (including  the
                                                     Section,   Block   and  Lot
                                                     where  there is located any
                                                     of the Collateral  which is
                                                     or   may  be   affixed   to
                                                     realty).
Chief Place of Business:

Other Places of Business:
               Name of record owner of real estate where any of the Collateral is or may be affixed to realty:








Location of Books and Records
Relating to the Collateral:

                                   Schedule A

         Collateral shall mean and include all of Debtor's right, title and interest in and to:

         1.  All Accounts;

         2.  All Inventory;

         3.  All Equipment; and

         4. All Proceeds and products of any or all of the foregoing, to the extent not otherwise included.

         5. That certain Secured Note, dated as of August 3, 1999, payable by S&K Products International, Inc. to Sono-Tek Corporation in the original principal amount of $300,000 and ninety (90) shares of the Common Stock of S&K Products International, Inc. standing in the name of Sono-Tek Corporation on the books of S&K Products International, Inc. represented by Certificate No. 5.

For purposes of this Schedule A, the following terms shall have the following meanings:

                  "Accounts" shall mean all "accounts", as such term is defined in Section 9-106 of the Uniform Commercial Code as in effect on the date hereof in the State of New York (the "Code"), in which Debtor now or hereafter has any right, title or interest.

                  "Equipment" shall mean all "equipment", as such term is defined in Section 9-109 of the Code, in which Debtor now or hereafter has any right, title or interest.

                  "Inventory" shall mean all "inventory", as such term is defined in Section 9-109 of the Code, in which Debtor now or hereafter has any right, title or interest.

                  "Proceeds" shall mean  "proceeds",  as such term id defined in
         Section 9-306 of the Code including, but not limited to (i) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to Debtor from time to time with respect to any of the Collateral, (ii) any and all payments (in any form whatsoever) made or due and payable to Debtor from time to time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the Collateral by any governmental body, authority, bureau or agency (or any person, corporation, agency, authority or other entity acting under color of governmental authority) and (iii) any and all other amounts from time to time paid or payable under or in connection with any of the Collateral.