Form 10-K
period 2000-02-29
SONO TEK CORP
filed 2000-05-31
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 29, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 19, 2000 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $13,042,779 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.875.

     The Registrant had 8,952,292 shares of Common Stock outstanding as of May 19, 2000.

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

On May 5, 1999, the Company commenced an offering to raise $500,000 of its securities through a private placement of its securities. The Company offered for sale 1,666,667 shares of its common stock, $0.01 par value per share (the "Common Stock"), at $0.30 per share (the "Private Placement"). During Fiscal Year 2000 the Company completed the sale of 1,166,667 shares of Common Stock pursuant to the Private Placement. Of the total shares sold, 388,333 were purchased by directors and officers of the Company. The gross proceeds from the Private Placement were used to pay certain costs associated with the acquisition of S&K and for general working capital purposes.

On August 3, 1999, the Company purchased all the outstanding stock of S&K Products International, Inc., a New Jersey Corporation ("S&K"). S&K is a supplier of cleaning and drying systems for the semiconductor, disk drive, and precision cleaning industries. S&K's product line includes vapor dryers, pod/box cleaners, solvent reprocessors and polymer removal systems which can be sold individually or as an integrated system. S&K is a wholly owned subsidiary of the Company. The acquisition complements the Company's core business including industry focus and manufacturing similarities. The Company believes efficiencies will be realized by integrating the operations of the two companies because S&K historically outsourced much of its manufacturing process which can now be done by Sono-Tek.

During Fiscal Year 1999, the Company signed an agreement with Flowtech Srl, an Italian company, ("Flowtech") whereby Flowtech agreed to sell the Company's line of ultrasonic nozzles and related products out of their sales offices throughout Europe, South America and Asia.

During Fiscal Year 1999, in an effort to further diversify its product line, the Company began test marketing Flowtech's full range of pressure nozzles in the U.S. market. On January 22, 2000, the Company entered into a joint venture with Flowtech to form PNR America, LLC, a Delaware limited liability company ("PNR America"), to market and sell Flowtech's (and its affiliates') pressure nozzles in the U.S.. The Company has a 49% ownership interest in PNR America. Pressure nozzles are commodity items, relatively inexpensive, generate a continuous source of revenue because of their limited useful life and do not compete against the Company's ultrasonic nozzles. The Company will provide administrative and operational support for PNR America and will allocate such costs to PNR America, accordingly.

(b)      Financial Information about Industry Segments.

During Fiscal Year 2000 the Company was engaged in two industry segments: spraying systems and cleaning and drying systems. The Company's spraying systems segment is engaged in the business of developing, manufacturing, marketing, selling, installing and servicing ultrasonic spray equipment. The Company's cleaning and drying systems segment, which commenced with the acquisition of S&K, is engaged in the business of developing, manufacturing, marketing, selling, installing and servicing cleaning and drying systems for the semiconductor, disk drive and precision cleaning industries.

(c)      Description of Business.

Background

Spraying Systems - The Company's spraying systems segment is engaged in the business of developing, manufacturing, marketing, selling and installingg ultrasonic liquid atomizing units consisting of a nozzle based on patented technology, an electrical power supply, and related hardware which atomizes low-to-medium viscosity liquids used in various spraying applications.

Ultrasonic nozzles break the liquid stream into a spray of minute drops by intense ultrasonic vibrations concentrated on the head of the nozzle called the "atomizing surface". The Company manufactures nozzles with atomizing surfaces that produce spray shapes to meet individual customer specifications. In addition, nozzles are manufactured to include different sizes and configurations to accommodate various flow rates and to meet the requirements of specific applications.

Ultrasonic nozzles produce a soft low-velocity spray of liquid which virtually eliminates overspray, thereby minimizing waste and loss to the surrounding environment. Ultrasonic nozzles are capable of spraying material in minute amounts on the order of one-millionth of a liter of liquid per second. Ultrasonic nozzles typically have large passageways which makes them more resistant to clogging.

During 1999 and continuing through the formation of PNR America, the Company acted as the U.S. distributor for Flowtech by selling pressure nozzles.

Cleaning and Drying Systems - The Company's cleaning and drying systems segment is engaged in the business of developing, manufacturing, marketing, selling and installing cleaning, rinsing and drying systems. The product line includes vapor dryers, pod/box cleaners, solvent reprocessors and polymer removal systems which can be sold individually or as an integrated system.

Marketing Overview

During Fiscal Year 2000, spraying systems products accounted for 82% of the Company's sales and cleaning and drying systems accounted for 18% of the Company's sales. During Fiscal Year 2000 one customer accounted for 16% of net spraying systems sales. During Fiscal Year 1999, a different customer accounted for 17% of net spraying system sales. No single customer accounted for more than 10% of spraying systems net sales in Fiscal Year 1998. During Fiscal Year 2000, four customers accounted for more than 10% of net cleaning and drying systems sales, for a combined total of 75% of sales

Spraying Systems - The SonoFlux System accounted for approximately 68% of the spraying system's sales during Fiscal Year 2000, 71% during Fiscal Year 1999, and 76% during Fiscal Year 1998. Nozzle systems accounted for 10%, 18%, and 21% of sypraying system sales, during 2000, 1999 and 1998, respectively. Sales of the MCSoSystems accounted for 11% of the spraying system's sales during Fiscal Year 2000, 9% during Fiscal Year 1999 and 3% during Fiscal Year 1998.

The Company markets ultrasonic nozzles to customers requiring specialized applications of liquids to their products. A majority of sales leads are generated via participation in trade shows and seminars, by inquires from the Company's presence on the Internet, advertisements and technical articles in trade journals, and product news releases, . The majority of sales are made to end users who use ultrasonic nozzles in the manufacture of their own products, to original equipment manufacturers ("OEMs") who incorporate ultrasonic nozzles into their own products for resale, and to government, university and private laboratories who use nozzle systems for research projects. Six employees located in the Company's facilities in Milton, New York currently sell the Company's spraying systems.

The market for the SonoFlux product line is the Printed Circuit Board ("PCB") assembly industry. For this product line, the Company utilizes the services of independent manufacturer's representatives ("Reps") in North America to augment its internal direct sales force. These Reps are paid a commission on sales after the Company receives payment from the customer. The Company currently has seventeen such Reps under contract with a total of approximately forty people performing direct sales.

In foreign markets, the Company uses distributors to market the SonoFlux product line in certain European, South American and Far Eastern countries. The Company currently has nine such distributors under contract.

Initial sales of the MCS AccuoMist and MCSoInfinity Systems were made during Fiscal Year 1998 to companies for general top-down spraying applications. During Fiscal Year 1999 sales were made for applications such as BGA fluxing, spraying perfumes onto non-woven fabrics, spraying a mold release agent for a manufacturer of filters, and spraying plastic spheres used in the manufacture of touch-screens for flat panel displays. All MCS Systems consist of (i) a control module which provides power to the ultrasonic nozzle, liquid delivery, and electronic control and interface functions, (ii) an ultrasonic nozzle, and (iii) a vertical jet assembly which is available in a wide variety of designs to accommodate various spray widths. Each module is capable of spraying areas as narrow as 0.25 inches or as wide as one foot. Areas greater than one foot in width can be accommodated by grouping together as many individual modules as necessary. The Company anticipates this product will satisfy the requirements of a broad range of industrial applications.

In January 1998, the Company signed a distribution agreement with Flowtech and its subsidiaries in eleven countries covering parts of Europe, Asia and South America, to market and sell all Sono-Tek product lines except the SonoFlux System.

Cleaning and Drying Systems - The Company markets its cleaning and drying systems to the semi-conductor industry for integration into automated wet bench systems. The systems are used in the photo resist stripping and polymer removal applications.

The Company markets its drying systems to the disk drive head and media industries for decreasing particle contamination. Isopropyl alcohol based drying equipment is used for drying flat panel displays and large glass plates. A new technology using a non-volatile, non-ozone depleting, organic compound, has recently been developed by the Company.

Solvent based cleaning, rinsing and drying equipment for precision parts manufacturing is sold to the aerospace, circuit board, electromechanical equipment, medical device and precision optics industries. A new product, the Series 5000 Cleaning System ("Series 5000"), has been developed to clean Front Opening Universal Pods ("FOUPS") used to transport 300mm semiconductor wafers during the manufacturing process. The Company has delivered multiple systems in Fiscal Year 2000, however, revenue recognition has been deferred to Fiscal Year 2001 due to acceptance terms as defined in the purchase contract. Subsequent to year end, revenues from such sales are expected to be included in the Company's first quarter revenues for the period ended May 31, 2000 The Company uses trade shows, industry specific trade magazines and the world wide web to market its cleaning and drying systems.. It also employs three people in a Chestnut Ridge, New York office who perform sales functions for the cleaning and drying systems. The Company has four domestic independent representatives under contract with a total of approximately sixteen people performing direct sales. All representatives are paid a commission under a contract.

Markets  for  the Company's Products

Spraying Systems

Nozzle Systems - The Company markets ultrasonic nozzles to customers requiring specialized applications of liquids to their products, which may include applying chemicals to silicon wafers in the production of integrated circuits, applying biochemical compounds to medical devices, spray drying of ceramics, lubrication, moisturization and application of protective coatings to float glass.

The Company works with potential customers in industries which it believes can benefit from ultrasonic nozzles to meet specialized application requirements. The Company has been concentrating its efforts on establishing its presence in a number of different markets. See "Product Development". Currently, the Company's principal markets for its products are in the medical products, semiconductor manufacturing, chemical vapor deposition and electronics fabrication industries.

SonoFlux System - The SonoFlux System is attractive to the electronics industry because it significantly reduces the amount of flux consumed, the related emission of these materials to the environment, and the cost of disposing of waste flux.

MCSoInfinity and MCS AccuoMist Systems - The MCSoInfinityoSystem is targeted for markets where surface areas ranging from several inches up to several feet need to be coated with a precise, low velocity spray. The initial target market for this system include non-woven fabrics, float glass lines, flat panel display manufacturing, and the spraying of mold release agents.

The MCS AccuoMistoSystem is targeted for markets where the surface area to be coated is generally small (as low as one quarter of an inch). The initial target market for this system is the specialized electronic assembly market because it involves the application of liquid solder flux to individual leads or connectors.

Pressure Nozzles - During Fiscal Year 1999, the Company began to distribute Flowtech pressure nozzles in the U.S.. During Fiscal Year 2000, the Company entered into a joint venture with Flowtech to form PNR America to sell pressure nozzles in the U.S. market. These nozzles are manufactured by Flowtech, the leading developer and manufacturer of pressure nozzles in Europe. Pressure nozzles are commodity items and do not compete against the Company's ultrasonic nozzles used in capital equipment.

Cleaning and Drying Systems

The Company markets cleaning and drying systems to customers who require an environmentally sound, highly efficient method to remove excess particles and contaminants. The Company is currently targeting the 300mm wafer industry for the cleaning of FOUPS.

Product Development

For the Fiscal Years ended February 29, 2000 and February 28, 1999, and February 28, 1998, the Company expended approximately $648,000, $488,000, and $410,000, respectively, on research and development for new product development and enhancing existing systems. There were product development costs for cleaning and drying systems in Fiscal Year 2000 only.

Management believes that the Company's long-term growth and stability is linked to the development and release of products that provide total solutions to customer needs across a wide spectrum of industries, while advancing the utility of the Company's core technology.

Spraying Systems

SonoFlux System - The SonoFlux 9500 is based on a proven design which utilizes Sono-Tek's patented spray assembly with a stationary ultrasonic nozzle and spray dispersion mechanism. This well-established technology has been combined with a flexible programmable logic controller to help monitor and control all system functions. Any system parameter is easily changed using an operator keypad and LCD display. The controller also provides visual and audible warnings for system errors and alarms. The unit can be programmed by a user friendly Windows(TM) interface from a personal computer and has the capacity to store up to 250 customized programs.

Several SonoFlux 9500 models are currently available including units for retrofit inside wave soldering machines, stand alone units for assembly around existing finger or pallet conveyors, stand alone units complete with integral chain/tab conveyors and configurations capable of operating in an inert environment. This system is "CE" compliant, which is a prerequisite to selling into the European market.

MCS AccuoMist System - The continuing growth of surface mount technology in the electronic assembly industry has created a need for an effective method of applying liquid solder flux to selected portions of a PCB assembly. This technique is referred to as selective soldering. In addition to applying flux selectively to PCB assemblies, there are other applications that can benefit from this technique. These include ball-grid arrays, flip-chips, and a variety of tape-and-reel configurations.

The Company recognized the need to target the emerging industry application for selective soldering, and in Fiscal Year 1998, released the MCS AccuoMist System to address this need. The MCS AccuoMist incorporates an ultrasonic nozzle designed for low flow rates, together with a spray-shaping device to gently shape the spray from the nozzle into a precisely defined pattern whose width can be adjusted from 0.070 to 0.250 inches. Other attractive features of this system are that it is a non-contact process, and because of its low-energy nature, fragile components are completely shielded from any disturbance due to the spray.

The nozzle and spray shaping device can be mounted on any type of robotic arm, conveyor, or X-Y table. Patterns of virtually any shape can be produced. For example, discrete dots, containing only a few-tenths of a microliter of flux or continuous patterns, such as lines, can be deposited.

MCS Infinity System - The MCSoInfinity System is a precise, highly efficient spray coating system designed for general top-down spraying applications. This product consists of (i) a control module which provides power to the ultrasonic nozzle, liquid delivery, and electronic control and interface functions, (ii) an ultrasonic nozzle, and (iii) a vertical jet assembly which is available in a wide variety of designs to accommodate various spray widths. Each module is capable of spraying areas as narrow as 0.25 inches or as wide as one foot. Areas greater than one foot in width can be accommodated by grouping together as many individual modules as necessary. This versatile, modular system delivers a soft, uniform and highly controllable spray over any substrate width. These standard modules are then custom configured for each user's application with custom hardware and interface electronics.

Liquid Delivery Systems - Liquid delivery systems are intended to enable customers to purchase a complete, fully integrated and tested spray solution from a single supplier. The liquid delivery systems fall into four basic categories.

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

Cleaning and Drying Systems

During Fiscal Year 2000, the Company began the manufacture of the Series 5000 and shipped multiple units in the fourth quarter. The revenue recognition has been deferred to Fiscal Year 2001 due to acceptance terms as defined in the purchase contract. The cleaning and drying system is for 300mm wafer carriers or FOUPS. This system uses solvents to remove particles and contaminants to yield a result that has been measured by a third party to yield superior cleaning results when compared to competing technologies or equipment.

Manufacturing

The Company currently employs eighteen people for its manufacturing and quality control activities. Indirect manufacturing activities are shared by the spraying systems and cleaning and drying segments. Direct production staff is shared on an as needed basis. The Company's manufacturing operations are located in one facility in the town of Milton, New York. As the Company expands its business by diversifying its product line and increasing sales, the Company may need to expand its facilities.

The Company's current manufacturing areas consists of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, (iv) two system assembly areas, (v) a cleanroom/test area, and (vi) a receiving and shipping area.

The machine shop produces machined parts for spraying systems and cleaning and drying systems, plus components for development projects and custom parts to satisfy unique customer requirements. During the fourth quarter of Fiscal Year 1998, the Company purchased new production equipment which has reduced production costs and improved quality.

The nozzle assembly and test area assembles the machined components of the nozzle with purchased crystals and electrodes, and after a visual inspection and aging period, subjects the nozzle to test procedures to assess its performance characteristics.

In the electronics assembly area, assembled electronic circuit boards, pumps, and power supplies are mounted in sheet metal enclosures and wired to provide interconnections between the individual components and sub-assemblies for both the spraying systems and cleaning and drying systems. The circuit boards and the components that populate them, as well as the sheet metal components, are purchased from outside suppliers and are available from a wide range of suppliers throughout the world.

The system assembly areas combine the assembled modules from the electronics assembly area, and additional sheet metal and wiring to complete SonoFlux systems, MCSoInfinity Systems, Liquid Delivery Systems, and MCS AccuoMist Systems and all the cleaning and drying systems.

All raw materials used in the Company's products are readily available from many different domestic suppliers.

The Company provides a limited warranty on all of its products covering parts and labor for a period of one year from the date of sale.

The Company maintains comprehensive general liability insurance in an amount which it believes is adequate for the nature of its operations.

The Company became ISO 9001 registered in September 1998 and was recertified in September 1999. Management believes that achieving this standard demonstrates a long-term commitment to the business and will provide a competitive edge in marketing. In addition to the high degree of quality implied by being ISO registered, the Company expects that such registration will discipline the Company in running its business and will stimulate continuous improvement.

Patents

Spraying Systems - The Company's business is based in part on the technology covered by eight United States patents held by the Company, two of which have expired with no material effect on the Company. Patent applications, based on the United States applications, covering fundamental aspects of the ultrasonic technology developed by the Company have been issued in several foreign jurisdictions. Two patents have expired and the rest will expire between now and December 2007. The Company's earliest patent on its nozzle having an axial feed tube expired in October 1999. The Company's patent on its central bolt design, used in current product offerings, expires in July 2004. The Company has been granted a patent on the spray assembly portion of its SonoFlux System, which will expire in June 2010. There can be no assurance that the Company's existing patents will, if challenged, be upheld, or that any such patents will afford the necessary degree of patent protection with respect to the nozzle systems. Furthermore, due to the high cost of maintaining patents in several foreign jurisdictions, the Company decided not to maintain its patent protection in certain countries in which the Company believes the protection is no longer required. There can be no assurance that events will not occur which, as a result of the Company's failure to maintain its patent protection, would have a material adverse affect on the Company's sales in such foreign jurisdictions.

In addition, the Company may be unable, for financial or other reasons, to enforce its rights under its patents. The Company also relies on unpatented know-how in the production of its nozzle systems. Management is aware of one other company that has developed a nozzle that operates in a manner similar to the nozzle that is part of the Company's nozzle systems. This company has access to financial resources significantly greater than the Company's financial resources. There can be no assurance that this company will not develop additional nozzle designs and thus expand the applications of its nozzles. Moreover, technological advances have evolved in the nozzle industry and there can be no assurance that these companies or other entities with far greater resources and capabilities than the Company will not develop products competitive with or superior to the Company's nozzle system. See "Competition".

Cleaning and Drying Systems - S&K has four approved patents that enter on S&K's line of vapor dryers, Megasonics cleaners, solvent reprocessors, polymer removal and cassette box cleaning.. There are two patents that cover the use of Isopropyl alcohol in vapor drying, one of which expires in February 2007, the other in September 2008. The other two patents expire December 2003 and August 2007. The Company believes these patents are enforceable and will provide S&K with a significant market advantage. In addition, the Company may be unable, for financial or other reasons, to enforce its rights under its patents.

Competition

Spraying Systems - Ultrasonic nozzles are sold primarily to customers that require specific performance characteristics which the Company believes are not attainable using competing methods such as pressure nozzles or other coating methods. At present, management is aware of only one other company that manufactures nozzles that operate in a manner similar to the Company's ultrasonic nozzle. Management believes this company offers a very limited range of ultrasonic products, has not introduced any new products in several years, and is rarely encountered by the Company's sales force. Management believes this company does not currently present any significant competition to the Company's products.

In the electronic fabrication area, the Company's SonoFlux System competes with spray fluxing systems from several other companies. Sono-Tek was a pioneer in this industry and has become one of the industry's leading suppliers of spray fluxing equipment. The Company has competed favorably against these companies in the past based on the ease-of-use, performance, and reliability of its equipment. Management believes that Sono-Tek also has a reputation in the industry of providing excellent customer support and service. During Fiscal Year 2000, several major suppliers of wave soldering equipment have upgraded their software to integrate the operation of the Company's SonoFlux System.

The Company believes that a large market exists for industrial spray nozzles in the U.S. PNR America competes with several well established companies in this market. The Company believes PNR America will be able to compete effectively against these companies because it will offer a complete range of interchangeable products that are competitively priced. The Company also believes that it will be able to offer better customer support and service, be more flexible in offering custom products to satisfy unique customer requirements, be able to provide a better level of application engineering support, and provide complete "turn key" solutions which many customers find desirable.

Cleaning and Drying Systems - The cleaning systems have about a dozen United States and Japanese competitors. The use of non-ozone depleting solvents to facilitate the drying process in most of the Company's products meets the highest standards demanded by manufacturing processes where extreme cleanliness, dryness and neutral electrical charge are required. In this respect, the Company's co-solvent products are often superior to our competitors aqueous and semi-aqueous cleaning systems or spin-type drying equipment, particularly for parts with complex geometries or blind holes.

Although management believes that it has competed against larger companies successfully in the past, there can be no assurance that the Company will be able to successfully compete against these companies in the future.

Employees

As of May 19, 2000, the Company had 50 full-time employees and 2 part-time employees. The Company believes that its relationship with its employees is good. At the present time, PNR America has no employees and is supported by one full-time and an allocation of five Sono-Tek employees.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

The Company has focused primarily on the North American market. The Company utilizes independent sales representatives or sales representative companies throughout North America to sell spraying systems and cleaning and drying systems on a commission basis. The Company also has a distribution agreement with Flowtech and its subsidiaries in eleven countries covering parts of Europe, Asia and South America, to market and sell all Sono-Tek product lines except the SonoFlux System. During Fiscal Years 2000, 1999, and 1998 the sales to foreign customers accounted for approximately $992,000, $620,000, and $435,000, respectively, or 21%, 17%, and 12%, respectively, of total revenues. Fiscal Year 2000 sales to foreign customers were approximately $807,000, or 17% of total revenue for spraying systems and approximately $185,000, or 4% of total revenue for cleaning and drying systems.

(e)      Backlog

The backlog of orders for the Company's products was approximately $1,143,000, $115,000, and $104,000 as of February 29, 2000, February 28, 1999, and February 28, 1998, respectively. The Company anticipates that it will ship all of its February 29, 2000 backlog during Fiscal Year 2001.

ITEM 2            PROPERTIES

The Company's offices, product development, manufacturing and assembly facilities are located in two buildings consisting of 13,200 square feet and 3,500 square feet of space at 2012 Route 9W, Milton, New York, pursuant to a lease which will expire on November 30, 2002. The Company also leases 2,000 square feet of warehouse space in the same complex. In addition, a sales office is located at 80 Red Schoolhouse Road, Chestnut Ridge, New York, pursuant to a lease which will expire August 3, 2000. The Chestnut Ridge facility is leased from an S&K employee and beneficial shareholder.

As the Company increases its sales of new products, the Company may need to expand into a larger facility or rent or lease additional space.

ITEM 3   LEGAL PROCEEDINGS

None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                                                PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated as furnished by the National Quotations Bureau, Incorporated.

FISCAL YEAR ENDED                      FEBRUARY 29,                             FEBRUARY 28,
                                            2000                                     1999
                                    HIGH             LOW                   HIGH               LOW
First Quarter                        $0.4375         $0.24                 $0.875              $0.5
Second Quarter                        0.565           0.35                  0.643               0.4375
Third Quarter                         1.025           0.51                  0.46875             0.21875
Fourth Quarter                        2.875           0.51                  0.37                0.13

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there is no established public trading market for the Company's Common Stock.

(b) As of May 19, 2000 there were 315 record holders of the Company's Common Stock.

(c) The Company has not paid any cash dividends on its Common Stock since its inception and intends to retain earnings, if any, for use in its business and for other corporate purposes. The Company has entered into debt and equity agreements that restrict the payments of cash dividends.

ITEM 6   SELECTED FINANCIAL DATA1

Year Ended                    02/29/00          02/28/99        02/28/98          02/28/97           02/29/96

Net Sales                     $4,797,611        $2,902,951       $3,570,379        $3,110,672         $2,747,891

Net (Loss)Income              $ (672,726)      $  (810,702) 2   $   252,047       $   152,639         $  155,078

Basic (Loss) Earnings
         Per Share            $  (0.09)        $  (0.18)         $   0.06         $   0.04             $  0.04

Diluted (Loss) Earnings
    Per Share                 $  (0.09)        $  (0.18)         $   0.05         $   0.03             $  0.04

Cash Dividends                    None             None              None             None                None

Weighted Average
    Shares - Basic             7,511,186         4,386,799        4,376,064         4,204,913          4,204,913

Weighted Average
    Shares - Diluted3          7,511,186         4,386,799        4,773,667         4,507,441          4,477,646

Total Assets                 $4,514,1254        $1,335,649       $1,728,678        $1,251,868         $1,199,717

Long-Term Liabilities       $   805,6045      $    46,3766      $   585,898       $   576,722        $   668,082


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

Capital Resources and Liquidity

On February 29, 2000, the Company had working capital of $36,579 and stockholders' equity of $727,630. This compares to working capital of $272,916 and stockholders' equity of $398,682 on February 28, 1999. The net decrease in working capital of $236,337 is due to a decrease in cash and cash equivalents plus increases in inventory and accounts receivable that were offset by increases in debt, accounts payable and deferred revenue. The net increase of $328,948 in the Company's stockholders' equity is a result of the sale of $350,000 in common stock through the May 1999 Private Placement, the addition of $195,640 for warrants exercised and $294,015 for the issuance of stock for the purchase of S&K, net of the Fiscal Year 2000 operating loss.

During Fiscal Year 2000, the Company entered into an agreement with a Small Business Investment Corporation, Norwood Ventures Corporation, ("Norwood pursuant to which the Company obtained a five year loan in the principal amount of $450,000. The terms of the loan require interest payments only for the first two years followed by monthly payments of $12,500 plus interest through September 30, 2004. The Company also granted a warrant to purchase 1,100,000 shares of the Company's common stock which can be put to the Company. Such warrants were valued at $77,000 which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan.

During Fiscal Year 2000, the Company entered into a short term loan of $100,000 with an outside non-affiliated individual. The loan and related interest was repaid in May 2000. As part of the loan agreement, when the loan was repaid, the lender received a warrant to purchase 50,000 shares of the Company's common stock at a price of $1.00 per share.

The Company maintains a revolving line of credit which provide maximum borrowings of $350,000, $300,000 and $150,000 at Fiscal Years ended February 29, 2000, February 28, 1999 and 1998, respectively. This line of credit is collateralized by accounts receivable, inventory and all other personal property of the Company, and guaranteed by the Chief Executive Officer of the Company subject to certain priority liens to assets made by certain lenders of S&K. As of May 19, 2000, the Company has borrowed $350,000 under the line of credit agreement. During Fiscal Year 2000, 1999 and 1998 the Company repaid $114,622, $55,457 and $94,173, respectively, on notes payable and equipment loans.

Capital expenditures increased $139,000 during Fiscal Year 2000 to $183,000 from $44,000 during Fiscal Year 1999. The increase was mainly due to the fact that the Company constructed a Class 100 cleanroom and performed leasehold improvements in a new office/production space in Milton, NY. During Fiscal Year 2000, the Company entered into a collateralized $73,000 term loan agreement with a bank to purchase the cleanroom. During Fiscal Year 2000, $4,056 was paid on the cleanroom loan. During Fiscal Year 1998, the Company entered into a collateralized $57,000 term loan with a bank to purchase new production equipment.

The Company's Convertible Secured Subordinated Promissory Notes that were scheduled to mature on August 15, 2000 were converted to Common Stock under the Fourth Note Amendment Agreement dated February 26, 1999. This agreement provided for the reduction in the conversion price from $.70 per share to $.30 per share. The Noteholders received stock for the converted Notes and for the unpaid interest as of February 26, 1999. At the same time, the exercise price of the warrants was reduced from $1.50 per share to $.65 per share, and the expiration date of the warrants was extended to February 28, 2002. During Fiscal Year 2000, warrants for 300,985 shares of stock were exercised, resulting in $195,640 of new capital.

Due to the losses incurred during Fiscal Years 2000 and 1999, the Company was required to borrow on a short term basis from two officers and a director of the Company. During Fiscal Year 2000 a total of $247,000 was loaned by these individuals to the Company. Of this amount, $50,000 was repaid in Fiscal Year 2000 and $126,000 was repaid subsequent to year end. An additional $51,051, of which $5,135 was accrued interest, was used, in a non-cash transaction, to exercise warrants to purchase 78,540 shares of the Company's common stock. As of February 29, 2000, the balance owed the officers and director was $239,084. As an acknowledgement of the loans, 300,000 warrants were issued each to an officer and a director of the Company in Fiscal Year 2000. Each warrant expires May 12, 2004 and has an exercise price of $0.30 per share). The Company recognized a non-cash interest charge of $102,626 based on the fair market value of the warrants granted. Subsequent to the Fiscal Year end warrants to purchase 50,000 shares of the Company's common stock were issued to an officer of the Company in acknowledgment of short term loans granted to the Company in Fiscal Year 2000.

Subsequent to year end, the Company entered into a long term debt agreement with a bank for the purchase of new production equipment. The five year loan for $45,359 has an interest rate of prime plus 2% and is collateralized by the equipment purchased.

As necessary, the Company plans on funding the operations by using the available borrowings under its current line of credit, and, if necessary, obtaining additional loans from officers and directors.

At times, the losses also limited the Company's ability to pay trade creditors in a timely manner.

Although there can be no assurances, management believes that the continued sales and expanding the market for ultrasonic nozzles, and the sales of cleaning and drying equipment will lead to broader markets and increases in sales and profits. These factors, and the anticipated success of PNR America, should allow the Company to meet its current obligations as they become due. The backlog at February 29, 2000 gives the Company a reason to anticipate increased sales in Fiscal Year 2001.

Results of Operations - 2000 Compared to 1999

The Company's sales increased $1,894,660 or 65% from $2,902,951 in Fiscal Year 1999 to $4,797,611 in Fiscal Year 2000. The increase in sales was a result of new sales of cleaning systems, and increased sales of Fluxers and new spray products that were offset by a decrease in nozzle sales. Sales of the newly added line of cleaning systems were $884,435 for Fiscal Year 2000, or 18% of total sales. Sales of fluxing systems increased by $603,515 or 29% from $2,059,928 in Fiscal Year 1999 to $2,663,443 in Fiscal Year 2000. The Company attributes the increase in sales of this product to a resurgence in the electronics assembly industry over the past year. Sales of new spray products systems increased by $111,782 or 36% from $309,594 in Fiscal Year 1999 to $421,376 in Fiscal Year 2000. The increase is a result of expanding into new applications and markets. Sales of the Company's nozzle systems decreased by $124,161 from $527,084 in Fiscal Year 1999 to $402,923 in Fiscal Year 2000. This decrease was a result of lower sales and nozzle repairs.

The Company's cost of goods sold increased $975,047 or 60% from $1,616,617 for Fiscal Year 1999 to $2,591,664 for Fiscal Year 2000. The increase in cost of goods sold is a result of a $179,047 charge for inventory obsolescence, an increase in sales of the Company's products, and the related increase in material costs. The gross profit margin increased $919,613 or 71% from $1,286,334 in Fiscal Year 1999 to $2,205,947 in Fiscal Year 2000. The gross profit margin was 46% and 44% of sales for Fiscal Years 2000 and 1999. The increase was a result of an increase in sales plus the realization of cost reductions through the consolidation of the operations of the Company and S&K.

Research and product development costs increased $159,831 or 33% from $487,788 in Fiscal Year 1999 to $647,619 in Fiscal Year 2000. The increase is attributable to added personnel cost from the purchase of S&K, plus non-recurring engineering consulting costs for the new Series 5000 FOUP cleaner.

General and administrative costs increased $398,033 or 80% from $498,517 in Fiscal Year 1999 to $896,550 in Fiscal Year 2000. The increase is attributable to added personnel and occupancy costs from the purchase of S&K, increased depreciation on new assets, plus goodwill amortization of $49,873.

Sales and marketing expense increased $400,923 or 57% from $707,215 in Fiscal Year 1999 to $1,108,138 in Fiscal Year 2000. The increase is attributable to added personnel and occupancy costs from the purchase of S&K, expenses related to exhibit costs at additional trade shows for Fiscal Year 2000, increased commissions and startup costs associated with expenses incurred in the distribution of pressure nozzles.

The Company's operating loss decreased $315,106 or 41% from a loss of $761,466 in Fiscal Year 1999 to a loss of $446,360 in Fiscal Year 2000. The decrease in the loss was a result of $354,280 non-cash charge in Fiscal Year 1999 and increased revenue in Fiscal Year 2000.

Interest and other income(loss) decreased $16,534 or (147%) from an income of $11,212 in Fiscal Year 1999 to a (loss) of ($5,322) in Fiscal Year 2000. The increase is attributable to recording the proportionate share of the affiliates loss. Interest expense increased $160,596 or 266% from $60,448 in Fiscal Year 1999 to $221,044 in Fiscal Year 2000. The increase is due to a non cash charge of $102,626 associated with the issuance of warrants, the addition of the S&K and Norwood loan interest, additional balances on the line of credit and a new equipment loan.

Results of Operations - 1999 Compared to 1998

The Company's sales decreased $667,428 or 19% from $3,570,379 for Fiscal Year 1998 to $2,902,951 for Fiscal Year 1999. The decrease in sales was a result of a decrease in unit sales of the Company's SonoFlux Systems and ultrasonic nozzles, partly offset by an increase in new product sales. Sales of fluxing systems decreased by $632,995 or 24% from $2,692,923 in Fiscal Year 1998 to $2,059,928 in Fiscal Year 1999. The Company attributes the decrease in sales of this product to the excess of supply over demand in the electronics assembly industry for the last several months. Sales of the Company's nozzle systems decreased $233,113 or 31% from $760,197 in Fiscal Year 1998 to $527,084 in Fiscal Year 1999. This decrease was a result of lower sales and a decrease in nozzle repairs. During Fiscal Year 1999, new products accounted for $309,594 in sales or 10% of total sales.

The Company's cost of goods sold decreased $123,600 or 7% from $1,740,217 in Fiscal Year 1998 to $1,616,617 in Fiscal Year 1999. The decrease in cost of goods sold is a result of the decrease in sales of the Company's products, and the subsequent decrease in material costs partially offset by an increase in cost of goods sold related to new products. The gross profit margin decreased $543,828 or 30% from $1,830,162 in Fiscal Year 1998 to $1,286,334 in Fiscal Year
1999. The gross profit margin was 44% and 51% of sales for Fiscal Years 1999 and 1998, respectively. The decrease is attributable to the increases in personnel and benefit costs, including temporary employees, additional depreciation on production equipment purchased at the end of Fiscal Year 1998, and also to supplies needed to operate the new production equipment.

Research and product development costs increased $78,066 or 19% from $409,722 in Fiscal Year 1998 to $487,788 in Fiscal Year 1999. The increase is a result of additional staff to work on new product development.

General and administrative costs increased $102,563 or 26% from $395,954 in Fiscal Year 1998 to $498,517 in Fiscal Year 1999. The increase was a result of consulting expenses related to the planned acquisition and raising the capital necessary to consummate the transaction, a settlement to a former employee, and additional employee and benefit costs. In Fiscal Year 1999, the Company also recorded a non-cash charge of $354,280 associated with inducing Noteholders to convert their Convertible Secured Subordinated Promissory Notes.

Sales and marketing expense decreased $16,704 or 2% from $723,919 in Fiscal Year 1998 to $707,215 in Fiscal Year 1999. A decrease in commissions of $55,000, due to lower sales, was offset by approximately $72,000 in startup costs associated with expenses incurred in the distribution of pressure nozzles.

The Company's operating profit decreased $1,062,033 or 353% from $300,567 in Fiscal Year 1998 to a loss of $761,466 in Fiscal Year 1999. The decrease in operating profit is mainly a result of decreased sales of the Company's products, a non-cash charge associated with the conversion of the Convertible Secured Subordinated Promissory Notes of $354,280 and the additional expense of $72,000 related to start up activities associated with the sales of pressure nozzles.

Interest and other income increased $10,844 from $368 in Fiscal Year 1998 to $11,212 in Fiscal Year 1999. The Company enrolled in a reinvestment program with its bank, providing interest income on unused cash for a total of $3,000. The Company also recovered unclaimed customer credits of $8,000. Interest expense increased $11,560 or 24% from $48,888 in Fiscal Year 1998 to $60,448 in Fiscal Year 1999 due to interest incurred on a collateralized equipment term loan entered into in February 1998, and additional balances on the line of credit.

Inflation and changing prices did not have a material effect on the Company's operations in Fiscal Years 2000 or 1999.

Year 2000 Compliance

As of May 19, 2000, the Company has not experienced any material disruptions or other effects caused by the Year 2000 problem, nor does the Company expect to experience any material disruption or other effects caused by the Year 2000 problem in the future.

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUTH MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 29, 2000, the negative effect on the Company's results of operations would approximate $4,000.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial information required by Item 8 is included in Part IV, Item 14 of this report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)      Identification of Directors

         Name                        Age    Position with the Company
         John J. Antretter           37     Director
         Harvey L. Berger            61     President and a Director
         Christopher L. Coccio       58     Director*
         James L. Kehoe              53     Chairman, Chief Executive Officer
                                               and a Director
         Kevin Schumacher            39     Director
         Samuel Schwartz             80     Director*
         J. Duncan Urquhart          46     Director*

*  Member of the Audit Committee and Compensation Committee.

Mr. Antretter has been a Director of the Company since February 1999. Dr. Berger has been a Director of the Company since June 1975. Mr. Coccio has been a Director of the Company since June 1998. Mr. Kehoe has been a Director since June 1991. Mr. Schumacher has been a Director since August 1999. Mr. Schwartz has been a Director since August 1987. Mr. Urquhart has been a Director since September 1988.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Kehoe, Schumacher, Schwartz and Urquhart run until the annual meeting to be held in 2000, and the term of Dr. Berger and Messrs. Antretter and Coccio run until the annual meeting to be held in 2001, and in each case until their respective successors are duly elected and qualified.

(b)      Identification of Executive Officers

         Name                        Age    Position with the Company
         Harvey L. Berger            61     President and a Director
         James L. Kehoe              53     Chairman, Chief Executive Officer and a Director
         Kathleen N. Martin          47     Chief Financial Officer and Treasurer
         William J. McCormick        43     Vice President

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

(c)      Identification of Certain Significant Employees

         Not applicable.

(d)      Family Relationships

         None.

(e)      Business Experience

JOHN J. ANTRETTER has been a consultant to the Company since November 1998, and a Director since February 1999. From August 1999 to December 1999, Mr. Antretter was Acting CEO of S&K Products International, Inc. From January 1996 through September 1998, Mr. Antretter was Chairman and CEO of Technology Manufacturing & Design Inc. (TMD), an Austin, TX based contract electronics manufacturing firm. Prior to joining TMD, he was the CEO and a Director of Plasmaco, Inc., a developer of flat panel display systems from 1994 to 1996. Mr. Antretter has additional experience in the venture capital and investment banking fields, and was a commercial lending officer for the Bank of New York. Mr. Antretter received his MBA from Fordham University in 1989.

DR. HARVEY L. BERGER has been a Director of the Company since June 1975. He was President of the Company from November 1981 to September 1984 and since
September 1985. From September 1986 to September 1988 he also served as Treasurer. He was Vice Chairman of the Company from March 1981 to September 1985. Dr. Berger holds a Ph.D. in physics from Rensselaer Polytechnic Institute and is a member of the Marist College Advisory Board.

CHRISTOPHER L. COCCIO has been a Director of the Company since June 1998. From 1964 to 1996 he held various management positions at General Electric Company. He currently has his own consulting business. Mr. Coccio received a B.S. from Stevens Institute of Technology, an M.S. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute.

JAMES L. KEHOE has been Chairman of the Board since May 1999, Chief Executive Officer of the Company since August 1993 and a Director of the Company since June, 1991.. From 1987 until 1993, he was President and Chief Executive Officer of Plasmaco, Inc., which he founded in 1987. Plasmaco is involved in the development and manufacture of AC plasma flat panel displays. Prior to founding Plasmaco, Mr. Kehoe was employed for twenty two years by International Business Machines Corporation where he held a variety of engineering and management positions.

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

KEVIN SCHUMACHER has been Vice President of S&K since 1985 and Director of the Company since August 1999. Prior to joining S&K, he worked at Lucas Aerospace providing electrical and mechanical engineering and support in building Harrier Jet Engines and Jet Engine test cells for the U.S. Marine Corps. He has a B.S. in Aeronautical Engineering from Thomas Edison University and Aeronautical Engineering and Flight Training from Embrey Riddle University. During Mr. Schumacher's tenure as Vice President of S&K, S&K filed a voluntary petition for protection under Chapter 11 of the United States Bankrupcy Code in March 1998. In April 1999, the bankruptcy court issued a Final Decree Order stating the Chapter 11 voluntary petition be deemed closed.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company through February 29, 2000 for each named officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the Fiscal Year ended February 29, 2000.

                                                      SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                         Annual Compensation               Compensation
Name and                                                                 Awards, Securities          All Other
Principal Position         Year       Salary ($)     Bonus ($)         Underlying Options (#)    Compensation ($)1

James L. Kehoe             2000        $132,309        $38,375                 400,000                   $2,088
Chief Executive Officer    1999         115,000              0                       0                    2,300
                           1998         102,000              0                 200,000                    1,244

1 Dollar amounts are Company contributions under the Company's retirement plan.

The following table sets forth information regarding option exercises during the Fiscal Year ended February 29, 2000, as well as any unexercised options held as of February 29, 2000 by each named executive who receives in excess of $100,000 in salary and bonus.

                                                           Number of Securities Underlying   Value of Unexercised
                                                                 Unexercised Options         In-the Money Options
                                   Shares                        at Fiscal Year End (#)      At Fiscal Year End ($)
                                Acquire on       Value
Name                            Exercise (#)   Realized ($)   Exercisable Unexercisable   Exercisable  Unexercisable
James L. Kehoe                        0            0            540,000            0        $179,200       0

Audit Committee

The Company's Board of Directors has formed an Audit Committee composed of Christopher L. Coccio, Samuel Schwartz and J. Duncan Urquhart, all Directors of the Company. The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reports its findings to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors has a Compensation Committee composed of Christopher L. Coccio, Samuel Schwartz and J. Duncan Urquhart, all Directors of the Company. However, the Compensation Committee serves an advisory function only. All decisions regarding compensation are made by the full Board of Directors, including Mr. Berger, Mr. Kehoe and Mr. Schumacher who could participate in decisions regarding the compensation of the Company's executive officers, including their own.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of May 19, 2000 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if                                                 Amount
   more than 5%) of                                                Beneficially
   Beneficial owner                                                    Owned                  Percent
Directors
     *John J. Antretter                                                 420,0001                4.6%
     *Harvey L. Berger                                                  366,7002                4.1%
     *Christopher L. Coccio                                             40,000                   **
     *James L. Kehoe                                                    731,3173                7.8%
     *Kevin Schumacher                                                 410,000                  4.6%
     *Samuel Schwartz                                                   977,0834               10.7%
     *J. Duncan Urquhart                                                 10,0005                 **
All Executive Officers and Directors as a Group                       2,955,1006               29.6%

Additional 5% owners
     Herbert Spiegel                                                     513,692                5.8%
     425 East 58th Street
     New York, NY  10022

     Norwood Venture Corporation                                      1,100,0007               11.0%
     1430 Broadway
     New York, NY  10018

*c/o Sono-Tek Corporation, 2012 Route 9W, Bldg. 3, Milton, NY 12547. ** Less than 1%

1 Includes 50,000 shares in the name of Mr. Antretter's wife, options to purchase 20,000 shares under the 1993 Plan, and 200,000 warrants deemed exercisable awarded by the Board of Directors in August 1999.

2 Includes 4,000 shares in the name of Dr. Berger's wife and 45,000 options deemed exercisable issued under the 1993 Plan.

3 Includes 240,000 options deemed exercisable issued under the 1993 Plan, plus 300,000 warrants deemed exercisable awarded by the Board of Directors in May 1999.

4 Includes 300,000 warrants deemed exercisable awarded by the Board of Directors in May 1999.

5 Includes 10,000 options deemed exercisable granted in May 1999 under the 1993 Plan.

6 Includes 315,000 options deemed exercisable issued under the 1993 Plan, 600,000 warrants deemed exercisable awarded by the Board of Directors in May 1999, 200,000 warrants deemed exercisable awarded by the Board of Directors in August 1999.

7 Includes 1,100,000 warrants deemed exercisable issued on September 30, 1999 in conjunction with a loan made to the Company.

ITEM. 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Short term loans - From time to time the Company has required short-term loans to meet its payment obligations. Most of these loans, which are payable on demand, have been provided by certain officers and directors of the Company at an interest rate of prime plus 2% computed at the time of the loan. The interest rate on such short term loans range from 9.75% to 10.75% at February 29, 2000. As of February 29, 2000 and February 28, 1999 the amount of these loans outstanding was $239,084 and $88,000, respectively. During Fiscal Year 2000 a total of $247,000 was loaned by these individuals to the Company. Of this amount, $50,000 was repaid in Fiscal Year 2000 and $126,000 was repaid subsequent to year end. An additional $51,051, of which $5,135 was accrued interest, was used, in a non-cash transaction, to exercise warrants to purchase 78,540 shares of the Company's common stock. Interest expense for the twelve month period ended February 29, 2000 and February 28, 1999 was $17,989 and $1,320, respectively. Accrued interest was $13,165 and $1,320 at February 29, 2000 and February 28, 1999, respectively.

As an acknowledgement of the loans, 300,000 warrants were issued each to an officer and a director of the Company in Fiscal Year 2000. Each warrant expires May 12, 2004 and has an exercise price of $0.30 per share. The Company recognized a non-cash interest charge of $102,626 based on the fair market value of the warrants granted. Subsequent to the Fiscal Year end, warrants were issued to an officer of the Company in acknowledgment of short term loans granted to the Company in Fiscal Year 2000. One warrant is to purchase 25,000 shares of the Company's common stock at $0.50 per share, the other warrant is to purchase 25,000 shares of the Company's common stock at $1.00 per share. Both warrants expire March 3, 2005.

Subordinated convertible loans- Two convertible subordinated notes issued to the shareholders of S&K or members of their immediate family, for an aggregate principal amount of $150,000 were assumed by the Company on August 3, 1999, the date of the S&K acquisition (the "S&K Notes"). The S&K Notes are subordinate to the long-term debt with S&K's bank and the Company's bank. The S&K Notes are payable August 3, 2002 with interest accruing at a rate of 6% per annum. The unpaid principal balance on the S&K Notes is convertible into Common Stock at $1.00 per share. If the Company's Common Stock trades at a value equal to or greater than $2.00 per share for thirty consecutive trading days, the unpaid principal balance shall automatically convert to Common Stock. Interest expense for the twelve month period and three month period ended February 29, 2000 was $5,250 and $2,225, respectively. Accrued interest was $5,250 at February 29, 2000.

On May 5, 1999, the Company commenced the Private Placement of 1,666,667 shares of its Common Stock for $500,000. During Fiscal Year 2000, the Company completed the Private Placement. Of the total shares sold, 388,333 were purchased by directors and officers of the Company. The gross proceeds from the Private Placement were used to pay certain cost associated with the acquisition of S&K and for general working capital purposes.

At the time of the acquisition of S&K, two stock grants for a total of 250,000 shares of the Company's Common Stock were made to two directors of the Company, and 200,000 warrants were issued to a non-employee director of the Company, as an acknowledgment of their services in consummating the acquisition. The value of the stock issued to the non-employee director and the warrants granted were accounted for as additional purchase price. An additional 5,000 warrants were issued to a consultant of the Company for services rendered in the Private Placement..

                                     PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The consolidated financial statements and schedules listed in the accompanying "Index to Consolidated Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.  Description
3(a)1   Certificate of Incorporation of the Company and all amendments thereto.
3(b)2   By-laws of the Company as amended.
3(c)3 Certificate of Amendment of the Certificate of Incorporation, dated September 30, 1999.
4(a)1   Form of Convertible Note.
4(b)4   Form of Warrant.
4(c)4   Master Security Agreement.
4(d) The Company agrees to furnish a copy of the equipment loan referred to in the Company's financial statements to the Commission upon request.
4(e)5   Form of 1995 Amendment to Convertible Note.
4(f)6   Form of 1996 Amendment to Convertible Note.
4(g)7   Form of 1997 Amendment to Convertible Note
4(h)8   Letter agreement between the Company and The Bank of New York.
4(i)9   Form of 1999 Amendment to Convertible Note.
4(j)9   Mr. Kehoe's Personal Guarantee for the Bank of New York.
4(k)3 Note and Warrant Purchase Agreement dated September 29, 1999 by and between the Company and Norwood Venture Corp.
4(l)3 Note issued by the Company, dated September 29, 1999, in the principal sum of $450,000
4(m)3 Common Stock Purchase Warrant, dated September 29, 1999, issued by the Company to Norwood Venture Corp.
4(n)3 General Security Agreement, dated September 29, 1999, issued by the Company in favor of Norwood Venture Corp.
10(a)   Lease for the Company's facilities in Milton, NY dated December 1, 1999.
10(b)   Lease for the Company's facilities in Milton, NY dated January 1, 2000.
10(c)   Lease for the Company's facilities in Milton, NY dated January 1, 2000.
*10(e)10  1993 Stock Incentive Plan as amended.
10(f)9  Bank of New York Line of Credit.
23(a)   Independent Auditors' Consent.
27.1    Financial Data Schedule. EDGAR filing only.


* Management Contract or Compensatory Plan.

1 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1994.

2 Incorporated herein by reference to exhibit 2 to Amendment No. 1 to Form 8-A, SEC file #0-16035.

3 Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1999.

4 Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1993.

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

9 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1999.

10 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended August 31, 1994.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SONO-TEK CORPORATION

                                    FORM 10-K

                                ITEMS 8 AND 14(d)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 29, 2000



INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8):

          Consolidated Balance Sheets at February 29, 2000 and February 28, 1999

          Consolidated Statements of Operations
            For the Years Ended February 29, 2000 and February 28, 1999 and 1998

          Consolidated Statements of Stockholders' Equity (Deficiency)
            For the Years Ended February 29, 2000 and February 28, 1999 and 1998

          Consolidated Statements of Cash Flows
            For the Years Ended February 29, 2000 and February 28, 1999 and 1998

          Notes to the Consolidated Financial Statements



FINANCIAL STATEMENTS SCHEDULE (ITEM 14(d) SCHEDULE INCLUDED):

              Schedule II - Valuation and Qualifying Accounts

              All other schedules have been omitted because the conditions requiring their filing do not exist or because the required information is given in the consolidated financial statements, including the notes.

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Directors of
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation and subsidiary (the "Company") as of February 29, 2000 and February 28, 1999 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended February 29, 2000. Our audits also included the consolidated financial statement schedule listed in the index at item 14d. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sono-Tek Corporation and subsidiary as of February 29, 2000 and February 28, 1999 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



Deloitte & Touche LLP
Stamford, CT
May 26, 2000

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                      February 29,        February 28,
Current Assets                                                                             2000                1999
     Cash and cash equivalents                                                             $8,176             $70,051
     Accounts receivable (less allowance of $39,997 and $6,000
         in 2000 and 1999, respectively)                                                1,619,639             264,217
     Inventories (Note 6)                                                               1,224,380             787,200
     Prepaid expenses and other current assets                                             88,275              42,039
                  Total current assets                                                  2,940,470           1,163,507

Equipment, furnishings and leasehold improvements (less accumulated depreciation of $469,011 and $407,486 in 2000 and 1999,
     respectively) (Note 7)                                                               256,994             127,892

Intangible assets, net:
     Goodwill (Note 5)                                                                  1,232,571                   0
     Patents and patents pending (Note 3)                                                  31,642              38,333
     Deferred financing fees                                                               32,563                   0
                  Total intangible assets                                               1,296,776              38,333

Long term equity investment (Note 8)                                                        5,343                   0
Other assets                                                                               14,542               5,917
TOTAL ASSETS                                                                           $4,514,125          $1,335,649

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                    $847,135            $324,192
     Deferred revenue                                                                     725,491                   0
     Accrued expenses (Note 9)                                                            437,342             267,948
     Revolving Line of Credit (Note 10)                                                   334,307             199,948
     Short term loans-related parties (Note 19)                                           239,084              88,000
     Current maturities of long term debt (Note 12)                                       220,532              10,503
     Short term convertible loan (Note 11)                                                100,000                   0
                  Total current liabilities                                             2,903,891             890,591

Subordinated mezzanine debt (Note 13)                                                     382,060                   0
Long term debt, less current maturities (Note 12)                                         273,544              37,293
Subordinated convertible loans-related parties (Note 19)                                  150,000                   0
Noncurrent rent payable                                                                         0               9,083
                  Total liabilities                                                     3,709,495             936,967

Commitments and Contingencies (Note 14)                                                         -                   -
Put Warrants (Note 13)                                                                     77,000                   0

Stockholders' Equity
     Common stock, $.01 par value;  25,000,000 and 12,000,000 shares authorized,
       8,866,612 and 6,281,667 issued and outstanding in
       2000 and 1999, respectively                                                         88,666              62,817
     Additional paid-in capital                                                         5,711,800           4,735,975
     Accumulated deficit                                                               (5,072,836)         (4,400,110)
                  Total stockholders' equity                                              727,630             398,682
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $4,514,125          $1,335,649
                       See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended
                                                                 February 29,        February 28,        February 28,
                                                                     2000                1999                 1998

Net Sales (Note 20)                                                $4,797,611          $2,902,951          $3,570,379
Cost of Goods Sold                                                  2,591,664           1,616,617           1,740,217
                  Gross Profit                                      2,205,947           1,286,334           1,830,162

Operating Expenses
     Research and product development                                 647,619             487,788             409,722
     Marketing and selling                                          1,108,138             707,215             723,919
     General and administrative                                       896,550             498,517             395,954
     Non-cash charge for conversion of debt (Note 18)                       0             354,280                   -

                  Total Operating Expenses                          2,652,307           2,047,800           1,529,595

Operating (Loss) Income                                              (446,360)           (761,466)            300,567

Interest Expense                                                     (221,044)            (60,448)            (48,888)

Interest and Other Income (Loss)                                       (5,322)             11,212                 368

(Loss) Income Before Income Taxes                                    (672,726)           (810,702)            252,047

Income Tax Expense (Note 15)                                                -                   -                   -

Net (Loss) Income $(672,726)                                        ($810,702)           $252,047


Basic (Loss) Earnings Per Share                                       ($0.09)             ($0.18)             $0.06

Diluted (Loss) Earnings Per Share                                     ($0.09)             ($0.18)             $0.05


Weighted Average Shares - Basic                                     7,511,186           4,386,799           4,346,064

Weighted Average Shares - Diluted                                   7,511,186           4,386,799           4,773,667

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998


                                        Common Stock                                                             Total
                       Par Value $.01              Additional                                       Stockholders'
                                                                    Paid-In         Accumulated                 Equity
                                     Shares        Amount           Capital              Deficit           (Deficiency)

Balance - March 1, 1997             4,204,913        $42,049       $3,758,128         ($3,841,455)           ($41,278)

Issuance of common stock              169,474          1,695           66,093                   -              67,788

Net Income                                  -              -                -             252,047             252,047

Balance - February 28, 1998         4,374,387         43,744        3,824,221          (3,589,408)            278,557

Issuance of common stock                4,000             40            1,280                   -               1,320

Subordinated Debt conversion        1,766,667         17,667          866,613                   -             884,280

Interest conversion                   136,613          1,366           39,618                   -              40,984

Non-employee stock option                   -              -            4,243                   -               4,243

Net Loss                                    -              -                -            (810,702)           (810,702)

Balance - February 28, 1999         6,281,667         62,817        4,735,975          (4,400,110)            398,682

Issuance of common stock            1,166,667         11,667          338,333                                 350,000

Cost of private placement                                             (31,589)                                (31,589)

Purchase of subsidiary                810,000          8,100          234,900                                 243,000

Stock issued to consultant            150,000          1,500           43,500                                  45,000

Stock issued to officer and director  100,000          1,000           29,000                                  30,000

Issuance of warrants                                                  148,215                                 148,215

Warrants exercised                    300,985          3,009          192,631                                 195,640

Conversion of bonus                    57,294            573           16,615                                  17,188

Non-employee stock option                                               4,220                                   4,220

Net Loss                                    -              -                -            (672,726)           (672,726)

Balance - February 29, 2000         8,866,612        $88,666       $5,711,800         ($5,072,836)           $727,630

                 See notes to consolidated financial statements.



                                                         SONO-TEK CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended
                                                                 February 29,        February 28,        February 28,
                                                                       2000                1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (Loss) Income                                               $(672,726)          ($810,702)           $252,047
    Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
          Loss on equity investment                                    14,257                   -                   -
          Provision for inventory obsolescence                        179,047                   -                   -
          Depreciation and amortization                               121,049              44,941              37,182
          Imputed interest expense on subordinated
               mezzanine debt                                           9,060                   -
          Provision (benefit) for doubtful accounts                    33,997               5,000             (34,814)
          Non-cash charge for stock options & warrants                106,846               4,243                   -
          Non-cash charge for conversion of debt                            -             354,280                   -
          (Increase) decrease in:
              Accounts receivable                                  (1,183,047)            541,343            (244,368)
              Inventories                                            (547,564)           (171,741)           (146,218)
              Prepaid expenses and other current assets                   (49)            (26,258)             (1,131)
              Other assets                                             (8,625)                  -              13,564
          Increase (decrease) in:
              Accounts payable and accrued expenses                   434,675            (125,661)            204,518
              Deferred revenue                                        725,491                   -                   -
              Non-current rent payable                                 (9,083)              1,000               7,417
       Net Cash (Used In) Provided by Operating Activities           (796,672)           (183,555)             88,197

CASH FLOWS FROM INVESTING ACTIVITIES-
   Acquisition of business  net of cash acquired                     (383,427)                  -                   -
   Purchase of equipment, furnishings and leasehold improvements     (182,794)            (43,964)            (95,011)
                                                                     (566,221)            (43,964)            (95,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                             134,359             149,948              50,000
   Proceeds from short term loans-related parties                     247,000              88,000                   -
   Proceeds from equipment loans                                       73,000                   -              57,000
   Proceeds from issuance of stock                                    350,000               1,320                   -
   Proceeds from short term convertible loan                          100,000                   -                   -
   Proceeds from exercise of warrants                                 195,640                   -                   -
   Proceeds from subordinated mezzanine debt                          450,000                   -                   -
   Deferred financing fees                                            (34,359)                  -                   -
   Repayments of note payable and equipment loans                    (114,622)            (55,457)            (94,173)
   Repayment of long term debt - related party                        (50,000)                  -                   -
   Repayment of short term debt-related party                         (50,000)                  -                    -
       Net Cash Provided by Financing Activities                    1,301,018             183,811              12,827

NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                              (61,875)            (43,708)              6,013

CASH AND CASH EQUIVALENTS
   Beginning of year                                                   70,051             113,759             107,746
   End of year                                                         $8,176             $70,051            $113,759


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999 AND 1998

NOTE 1:  BUSINESS DESCRIPTION

The Company was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency (ultrasonic) vibrations which break liquids into minute drops that can be applied to surfaces at low velocity. The Company also develops, manufactures, installs and services cleaning systems for the semiconductor, disk drive and precision cleaning industries through its wholly owned subsidiary S&K Products International, Inc.

NOTE 2:  FINANCIAL CONSIDERATIONS AND MANAGEMENT'S PLANS

The Company incurred net losses during Fiscal Years 2000 and 1999 of $672,726 and $810,702, respectively. The Fiscal 2000 loss was due to increased operating costs and expense. The increase in operating costs is attributable to additional overhead costs added by the acquisition of S&K (see Note 5), an increase in personnel costs, expenses related to the sale of Flowtech nozzles prior to the formation of PNR America and adding a reserve for raw material obsolecence. As part of the S&K acquisition, efforts were completed in the fourth quarter of Fiscal Year 2000, to consolidate operations. The finance, engineering and production departments of S&K have now relocated to the Company's Milton location, thus decreasing the overhead costs at the Chestnut Ridge location. In conjunction with the new Series 5000 FOUP cleaner, the Company expensed non-recurring engineering consulting fees. Interest expenses increased due to a non cash interest charge of $102,626 for the issuance of warrants, the addition of the S&K and Norwood loan interest, additional balances on the line of credit and a new equipment loan. The Company continues to increase sales through diversifying the product line offered, and to expand into new markets in North America and overseas.

As necessary, the Company plans on funding its operations by using the available borrowings under the current line of credit agreement and obtaining loans from shareholders (as required in the past).

Although the results of these actions cannot be predicted,  the Company believes
that  these  steps  are   appropriate  and  will  help  the  Company  return  to
profitability in Fiscal Year 2001.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, S&K Products International, Inc., a New Jersey Corporation ("S&K"), which the Company acquired on August 3, 1999 (the "Acquisition"). All significant intercompany accounts and transactions are eliminated in consolidation. The inclusion of S&K's results since August 3, 1999 has an effect on the comparison of the Company's Fiscal Year 2000 results to prior periods.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with original maturities of 90 days or less.

Supplemental Cash Flow Disclosure -

                                                                                  Years Ended
                                                        February 29,              February 28,          February 28,
                                                            2000                      1999                  1998
Interest paid                                              $78,012                    $17,960               $29,208
Income taxes paid                                                -                          -                     -
Non-cash items:
     Conversion of accrued interest to equity                                         $40,984               $67,788
     Conversion of debt to equity                                -                   $884,280                     -
     Interest expense for issuance of warrants            $106,846
     Conversion of accrued bonus to equity                 $17,188                          -                     -
     Conversion of related party loan
            and accrued interest to equity                 $51,051-                         -
     Stock issued and warrants granted for
         professional fees in connection with
         Private Placement (Note 17)                       $31,589                          -                     -
     Stock issued for acquisition (Note 5)                $288,000                          -                     -
     Warrants issued for acquisition (Note 5)              $44,000                          -                     -

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods. Consignment goods are spare parts used by outside sales representatives for emergency repairs performed on customer's equipment.

Equipment, Furnishings and Leasehold Improvements - Equipment, furnishings and leasehold improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets which range from three to five years.

Product Warranty - Expected future product warranty expense is recorded when the product is sold.

Goodwill - Goodwill is being amortized on a straight-line basis over 15 years. Patent and Patent Pending Costs - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations. The accumulated amortization is $80,053 and $78,697 at February 29, 2000 and February 28, 1999, respectively.

Deferred Financing Fees - Deferred financing fees of $35,523 at February 29, 2000 are being amortized over the term of the related debt. Accumulated amortization was $2,960 at February 29, 2000.

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

Earnings (Loss) Per Share - Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method.

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 29, 2000 and February 28, 1999 and 1998 was $142,209, $110,805,
and $113,153, respectively.

Equity Method Investment - The Company accounts for its investment in PNR America LLC ("PNR America") on the equity method, whereby the Company records its proportionate share of the earnings/loss of PNR America (Note 8).

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

Recognition of Revenue - Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. In connection with the acquisition of S&K, the introduction of new product lines, and the terms of certain equipment sales contracts with specific acceptance and return provisions, the Company has no reasonable basis for recognizing revenue related to certain deliveries that fall into this category. Accordingly, the Company has billed its customers upon shipment of the equipment and deferred the revenue recognition until such point in time that the earnings process is complete.

In connection with the sale of capital equipment and services, the Company also sells extended service contracts. The related revenue is deferred at the date the contract is sold and recognized ratably over the life of the contract.

Management Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 4:  SEGMENT INFORMATION

The Company has adopted the Statement of Financial Accounting Standard No 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information". The Company has two reportable segments: spraying systems and cleaning and drying systems. The spraying systems segment is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment. The cleaning and drying systems segment is engaged in the business of developing, manufacturing, selling, installing and servicing cleaning systems for the semiconductor, disk drive and precision cleaning industries.

Summary financial information concerning the Company's reportable segments is shown in the following table:

                          Years Ended February 29, 2000
                                                                   Spraying          Cleaning/Drying
                                                                    Systems               Systems*          Total
         Net Sales                                                $3,913,176             $884,435        $4,797,611
         Net Income (Loss)                                          (126,527)            (546,199)         (672,726)
         Identifiable Assets                                         143,826              113,168           256,994
         Capital Expenditures                                         58,792              124,002           182,794
         Depreciation and Amortization Expense                        52,509               68,540           121,049

*Represents operating results commencing on August 3, 1999, the date of the S&K Acquisition (Note 5).

The Company operated in a single reportable segment for the years ended February 28, 1999 and 1998.

NOTE 5:  ACQUISITION

On August 3, 1999 the Company purchased all the outstanding stock of S&K, a supplier of cleaning and drying systems for the semiconductor, disk drive, and precision cleaning industries. S&K is a wholly owned subsidiary of the Company.

The aggregate consideration tendered by the Company in respect to the acquisition described above was $5,000 of cash and 810,000 shares of the Company's common stock with a valuation of $0.30 per share. Also at the time of the closing, two stock grants for a total of 250,000 shares of the Company's common stock were made to two directors of the Company and 200,000 warrants were issued to a non-employee director of the Company as an acknowledgment of their services in consummating the acquisition. The estimated fair value of the stock issued and warrants granted to the non-employee director was accounted for as additional purchase price. Professional fees of $101,345 associated with the acquisition were also accounted for as additional purchase price. During the remainder of Fiscal Year 2000, the Company recorded purchase accounting adjustments resulting from the implementation of the Company's accounting policies on S&K. The fair value of net assets acquired were:

               Cash                                                  $26,648
               Accounts Receivable                                   206,372
               Inventory                                              68,663
               Equipment & Furnishings                                27,640
               Other Assets                                           46,285
               Accounts Payable                                     (142,977)
               Accrued Expenses                                     (153,007)
               Long Term Debt                                       (687,901)
               Net Liabilities Assumed                              (608,277)
               Acquisition Costs                                    (674,166)
               Goodwill                                           $1,282,443

The aggregate purchase price exceeded the fair value of net assets acquired resulting in goodwill that will be amortized on the straight-line basis over 15 years. Accumulated amortization of goodwill at February 29, 2000 was $49,873.

The  following  unaudited  proforma   information  presents  a  summary  of  the
consolidated results of operations of Sono-Tek and S&K as if the acquisition had occurred on March 1, 1998.

                                                            Proforma Consolidated Statement of Operations
                                                                                Years ended
                                                                February 29, 2000         February 28, 1999

                  Net Sales                                              $5,471,311                $4,987,255
                  Cost of Goods Sold                                      3,211,072                 3,046,549
                  Gross Profit                                            2,260,239                 1,940,706
                  Operating Expenses                                      3,255,606                 3,460,249
                  Operating Loss                                           (995,367)               (1,519,543)
                  Interest Expense                                         (249,920)                 (169,302)
                  Interest  & Misc. Income                                   76,369                    22,484
                  Net Loss                                              $(1,168,918)              $(1,666,361)

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the elimination of extraordinary items associated with the S&K reorganization. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on March 1, 1998, or of future results of operations of the consolidated entities.

NOTE 6: INVENTORIES

Inventories consist of the following:

                                                                      February 29,             February 28,
                                                                            2000                    1999

         Raw Materials                                                    $636,020                $618,653
         Work-in-process                                                    48,224                  56,119
         Consignment                                                        11,908                  10,868
         Finished Goods                                                    734,392                 128,677
                           Totals                                       $1,430,544                $814,317
         Less:  Allowance                                                 (206,164)                (27,117)
                                                                        $1,224,380                $787,200

NOTE 7:  EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

                                                                      February 29,             February 28,
                                                                            2000                     1999

         Laboratory equipment                                            $  79,441               $  79,441
         Machinery and equipment                                           335,873                 324,444
         Leasehold improvements                                             20,535                       0
         Furniture and fixtures                                            290,156                 131,493
                           Totals                                          726,005                 535,378
         Less:  accumulated depreciation                                  (469,011)               (407,486)
                                                                          $256,994                $127,892

NOTE 8:  LONG-TERM EQUITY INVESTMENT

In January 2000, in connection with the formation of PNR America, LLC, a Delaware limited liability company ("PNR America"), the Company pledged $19,600 to PNR America for a 49% ownership interest which was paid subsequent to year end. Flowtech Srl, an Italian company ("Flowtech"), a pressure nozzle manufacturer owns the remaining 51%. PNR America was formed to market and sell nozzles imported from Flowtech in the U.S.. The PNR America product line compliments the Company's existing business as there are certain basic nozzle properties common to both product lines and capitalizes on the Company's existing relationships with its customers. Prior to the formation of PNR America, the Company had conducted business with Flowtech as a U.S. distributor.

Certain of the Company's officers and directors are also officers and directors of PNR America, however, PNR America's board of directors are controlled by Flowtech. The Company does not control PNR America and it is therefor not consolidated for reporting purposes.

The Company shares its facilities and personnel with PNR America. The Company allocated costs of $13,967 to PNR America from January 22, 2000 (the date of formation) to February 29, 2000. A balance of $13,967 remains outstanding at February 29, 2000 and is included in prepaid expenses and other current assets and is expected to be repaid out of PNR America's fiscal year 2000 operating cash flows.

The Company's net investment in PNR America at February 29, 2000 was $5,343. The Company recognized, during the period from PNR America's inception to February 29, 2000, $14,257 as its estimate of the proportionate share of the net loss of PNR America. PNR America's year end is December 31, however, for financial reporting purposes the Company will reflect its proportionate share of the operating results of PNR America on a monthly basis, as the records are compiled by Sono-Tek. The condensed financial information of PNR America as of February 29, 2000 and for the period from inception to February 29, 2000 is as follows:


         Net loss - based on 38 days of operation                    $(29,095)

         Total assets - current                                       $17,344

         Due to Sono-Tek                                              $13,967
         Due to Flowtech                                               32,472

         Liabilites                                                    46,439

         Stockholder's deficiency                                     (29,095)

         Total liabilities and stockholder's deficiency               $17,344


NOTE 9:  ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                                  February 29,          February 28,
                                                                                        2000                   1999

                           Accrued compensation                                       $119,614               $120,203
                           Professional fees                                           108,426                 93,076
                           Estimated warranty costs                                     61,653                 17,800
                           Accrued commissions                                          49,008                  5,593
                           Customer deposits                                            29,390                      0
                           Other accrued expenses                                       29,293                 29,912
                           Accrued interest                                             20,358                  1,364
                           Due to affiliate                                             19,600                      0
                                                                                      $437,342               $267,948

NOTE 10:  REVOLVING LINE OF CREDIT
On January 2, 1998, the Company received a $150,000 line of credit which carries an interest rate of prime plus 2% (10.75% at February 29, 2000). On February 15, 1999, the line of credit was restructured and increased to $300,000. On February 1, 2000, the line of credit was increased to $350,000. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the CEO of the Company subject to certain priority liens to assets made by certain lenders of S&K. The line of credit is payable on demand. As of February 29, 2000 and February 28, 1999, the balance was $334,307 and $199,948, respectively.

NOTE 11:  SUBORDINATED CONVERTIBLE LOAN

On February 15, 2000, the Company entered into a 90 day $100,000 subordinated convertible loan with an non-affiliated individual convertible into common stock at $1.00 per share. The loan and related interest of 8 % was repaid upon maturity, May 15, 2000. As part of the loan agreement, the lender was eligible to receive a warrant to purchase 50,000 shares of the Company's common stock, if the loan was not converted to equity or was not repaid. When the loan was repaid, the lender received a five-year warrant to purchase 50,000 shares of the Company's common stock at $1.00 per share in accordance with the provisions of the agreement. The warrant expires on May 15, 2005.

Note 12:  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                    February 29,           February 28,
                                                                                        2000                   1999

         Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of $1,225,
              including interest at 2% over the bank's prime rate
             (10.75% at February 29, 2000) through February 2003.                      $37,508                $47,796
         Equipment loan, bank, collateralized by related cleanroom
             equipment, payable in monthly installments of principal
             of $2,028 plus interest at 2% over the bank's prime rate
             (10.75% at February 29, 2000) through December 2002.                       68,944                      0
         Note payable, bank, collateralized by all assets of S&K,
             personally guaranteed by the two former owners of S&K,
              payable in monthly installments of $17,852, including
              interest at 9.5% through February 2002.                                  387,624                      0

                           Total long term debt                                        494,076                 47,796

                           Due within one year                                        (220,532)               (10,503)

                           Due after one year                                         $273,284                $37,293

         Long-term debt is payable as follows (as of February 29, 2000):

                Fiscal Year ending February,
                                            2001                   $220,532
                                            2002                    239,043
                                            2003                     34,501
                                                                   $494,076

Management believes that the fair value of the debt payable to the bank approximates its carrying value because of the variable interest rate on the loan. Management does not believe it is practical to determine the fair value of the convertible secured subordinated promissory notes as there are no similar notes to compare them to. As of February 29, 2000, the Company was in compliance with the terms of the covenants related to the bank loan.

Subsequent to year end, the Company entered into a long term debt agreement with a bank for purchase of new production equipment in the amount of $45,359 (see
Note 21).

NOTE 13:  SUBORDINATED MEZZANINE DEBT

On September 30, 1999, the Company entered into a Note and Warrant Purchase Agreement with a Small Business Investment Corporation, Norwood Venture Corporation ( "Norwood Note") pursuant to which the Company obtained a loan, subordinated to the note payable, bank (see Note 12) in the principal amount of $450,000 with an interest rate of 12%. The five year loan requires interest only payments for the first two years, followed by monthly principal payments of $12,500 and interest for years three to five. The Norwood Note is collateralized by certain assets of the Company, equity interests in S&K and assigned life insurance policies on two directors of the Company. The Norwood Note, among other things, restricts the payment of dividends.

In addition, the Norwood Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at a exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Note and will be amortized over the life of the principal repayment term of the agreement. The unamortized discount at February 29, 2000 is $67,940. The Put Warrants can be put to the Company from May 29, 2006 to May 29, 2007 as otherwise defined by the agreement and they expire on September 30, 2010, and have certain put options as defined by the agreement.

The deferred financing fees incurred to acquire the Norwood Note will be amortized over the life of the loan. Accumulated amortization of the deferred financing fees was $2,960 at February 29, 2000.

NOTE 14:  COMMITMENTS AND CONTINGENCIES

Litigation - During the normal course of business the Company is involved in various routine legal matters. The Company believes the outcome of these matters will not have a material adverse effect on the Company's financial statements.

Leases - During Fiscal Year 2000, the Company entered into multiple lease agreements for existing and additional office, test, production and warehouse space in Milton, NY. These leases, which terminate November 30, 2002, have annual rents totaling $105,000.
The Company has the option to renew the leases for a period of three years after expiration.

The Company also leased an office and production space in Chestnut Ridge, NY pursuant to a one year lease executed on August 3, 1999. The annual base rent for the Company's Chestnut Ridge, NY facility was $72,000. On February 1, 2000, the Company adjusted the lease and no longer leases the production space. The annual base rent for the remaining office space is now $24,000. The building is owned by an employee of the Company and former owner of S&K.

Total rent expense was approximately $109,000, $73,000, and $73,000 for the years ended February 29, 2000 and February 28, 1999, and 1998, respectively.

The Company has the following future annual minimum obligations under these leases as follows:

                  Fiscal Year ending February
                                            2001                        $117,000
                                            2002                         105,000
                                            2003                          78,750
                                                                        $300,750

NOTE 15:  INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

                                                      February 29,            February 28,              February 28,
                                                      2000       %             1999      %             1998        %

              Computed tax (benefit)
              expense at maximum rate              ($228,727)  (34.0)      ($275,639)  (34.0)        $85,700     34.0

              Non-deductible goodwill                 16,957     2.5               -     -                 -        -
              Other permanent differences                    8,782     1.3           2,574      .3           1,330       .5
              Tax effect of debt
                  conversion costs                   121,898    15.0               -     -                 -        -
              Change in valuation
                  allowance for tax
                  effect of operating
                  loss carryforwards                (202,988)   30.2         151,167    18.7         (87,030)   (34.5)

              Provision for
                  income taxes                  $     -           -     $     -           -     $     -           -

The net deferred tax asset is comprised of the following:

                                                                   February 29,                February 28,
                                                                         2000                       1999

              Allowance for doubtful accounts                      $      13,000           $         2,000
              Accumulated depreciation                                    31,000                    24,000
              Accumulated amortization                                     8,000                     8,000
              Inventory                                                  157,000                    52,000
              Noncurrent rent payable                                      4,000                     4,000
              Accrued vacation                                            15,000                    10,000
              Accrued expenses                                            50,000                    60,000
              Net operating losses and other
                           carryforwards                               1,877,000                 1,452,000

              Net deferred tax assets before
                           valuation allowance                         2,155,000                 1,612,000
              Deferred tax asset valuation allowance(2,155,000)       (1,612,000)

              Net deferred tax asset                            $       -                 $       -

The change in the valuation allowance was $543,000 and $207,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

At February 29, 2000, the Company has available net operating loss carryforwards of approximately $4,352,000 for income tax purposes which expire between fiscal 2001 and fiscal 2020. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2020. The net operating loss and credit carryforwards generated by S&K prior to the acquisition are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 16:  CAPITAL STOCK

At the Company's annual meeting of shareholders, held September 30, 1999, the shareholders voted to increase the number of authorized shares of the Company's common stock from 12,000,000 shares to 25,000,000 shares.

On May 5, 1999, the Company issued a Private Placement Memorandum to raise $500,000 by offering 1,666,667 shares of common stock at $0.30 per share (the "Private Placement"). During Fiscal Year 2000 the Company completed the sale of 1,166,666 shares of common stock pursuant to the Private Placement. Of the total shares sold, 388,333 were purchased by directors and officers of the Company. The gross proceeds from the Private Placement were used to pay certain costs associated with the acquisition of S&K and for working capital. At the time of offering, two officers of the Company converted previously unpaid bonuses in the amount of $17,188 for 57,294 shares of common stock at $0.30 per share.

During Fiscal Year 1999, in connection with the conversion of the Convertible Secured Subordinated Promissory Notes, on February 26, 1999 the Company modified the terms of the original detachable stock warrants reducing the exercise price from $1.50 per share to $0.65 per share on the 756,840 warrants outstanding (See
Note 17). During Fiscal Year 2000, 300,985 of the above mentioned warrants were exercised to purchase 300,985 shares of the Company's common stock, resulting in $195,640 of new capital.

NOTE 17:  STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended, ("1993 Plan") options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000, as amended on September 30, 1999 to authorize an additional 750,000 shares, of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2003.

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

During Fiscal Year 2000, the Company granted options for 365,000 shares exercisable at between $0.35 per share and $0.75 per share to qualified employees, and 20,000 shares exercisable at $0.24 per share to a Director of the Company and 10,000 shares exercisable at $0.563 per share to a consultant of the Company. During Fiscal Year 2000, compensation expense of $7,783 was recognized based on the fair value of fully vested options granted to non-employees. During Fiscal Year 1999, the Company granted options for 172,500 shares exercisable at between $.38 per share and $.60 per share to qualified employees, and 20,000 shares exercisable at $.30 per share to a consultant of the Company. During Fiscal Year 1999 compensation expense of $4,243 was recognized based on the fair value of fully vested options granted to non-employees. During Fiscal Year 1998, the Company granted options for 299,000 shares exercisable at between $.37 per share and $.82 per share to qualified employees.

A summary of the 1993 Plan activity for the three year period ended February 29, 2000 is as follows:

                                                                                               Weighted Average
                                                     Stock Options                               Exercise Price
                                            Outstanding             Exercisable        Outstandin             Exercisable

Balance - March 1, 1997                            303,624            221,544               $.40               $.35
Granted Fiscal Year 1998                           299,000                                   .42
Canceled Fiscal Year 1998                          (45,000)                                 (.52)
Balance - February 28, 1998                        557,624            457,875                .40                .38
Granted Fiscal Year 1999                           192,500                                   .55
Canceled Fiscal Year 1999                          (43,500)                                 (.39)
Exercised Fiscal Year 1999                          (4,000)                                 (.33)
Balance - February 28, 1999                        702,624            512,049                .44                .39
Granted Fiscal Year 2000                           395,000                                   .59
Canceled Fiscal Year 2000                         (127,500)                                 (.07)
Balance - February 29, 2000                        970,124            598,699               $.48               $.41

The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2000, 1999, and 1998 were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 94%, 83%, and 75% in Fiscal Years 2000, 1999, and 1998, respectively, risk free interest rate of approximately 5.71%, 5.25%, and 6% in Fiscal Years 2000, 1999, and 1998, respectively, and expected lives of option grants of approximately five years.

The estimated fair value of options granted during Fiscal Years 2000, 1999, and 1998 were $.24 per share, $.25 per share, and $.17 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended February 29, 2000, February 28,1999 and 1998 would have been changed to the pro forma amounts indicated below:


                                                     2000                       1999                      1998
         Net (Loss)Income:
                As reported                       $(672,726)                $(810,702)                  $252,047
                Pro forma                         $(744,821)                $(882,675)                  $210,896
         Basic earnings (loss) per share:
                As reported                       $(.09)                     $(.18)                     $.06
                Pro forma                         $(.10)                     $(.20)                     $.05

         Diluted earnings (loss) per share (see Note 18):
                As reported                       $(.09)                     $(.18)                     $.05
                Pro forma                         $(.10)                     $(.20)                     $.04

Warrants - During Fiscal 2000, the following warrants were issued.

At the time of the acquisition of S&K, a warrant to purchase 200,000 shares of the Company's common stock was issued to a non-employee director of the Company as an acknowledgment of his services in consummating the acquisition. At the same time, a warrant was issued to purchase 5,000 shares of the Company's common stock to a consultant as an acknowledgement of his services in executing the Private Placement. The fair value of this warrant was recorded as professional fees in connection with the Private Placement as a reduction of additional paid in capital.

As an acknowledgment of the short term loans provided by two directors of the Company, a warrant was issued to purchase 300,000 shares of the Company's common stock to each lender. Each warrant expires May 12, 2004 and has an exercise price of $0.30 per share. The Company recognized a non-cash interest charge of $102,626 based on the fair market value of the warrants granted.

As part of an agreement with a Small Business Investment Corporation pursuant to which the Company obtained a five year loan in the principal amount of $450,000, the Company also granted a warrant to purchase 1,100,000 shares of the Company's common stock (see Note 13). The exercise price is $0.30 per share and the warrant expires September 30, 2010.



During Fiscal Year 1999, the Company converted the Convertible Secured Subordinated Promissory Notes on February 26, 1999 to equity concurrent with changing the conversion price from $.70 to $.30 per share. In addition, the Company modified the terms of the original detachable stock warrants reducing the exercise price from $1.50 per share to $0.65 per share. After conversion of the note, there were 756,840 warrants outstanding. The estimated fair value of these warrants at the date issued was $0.07 per share using the minimum value options-pricing model and assumptions similar to those used for valuing the Company's stock options as described above, except the expected lives of the warrants is two years. A non-cash charge of $354,280 was recorded during Fiscal Year 1999 for the conversion of debt and modification of the warrants.

During Fiscal Year 2000, 300,985 of the above mentioned warrants were exercised to purchase 300,985 shares of the Company's common stock.

Note 18:  EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                                   February 29,       February 28,        February 28,
                                                                       2000               1999                1998
           Numerator-
              Numerator for basic and diluted earnings
                (loss) per share - net (loss) income                   $(672,726)        $(810,702)           $252,047

           Denominator:
              Denominator for basic earnings (loss) per
                 share -weighted average shares                        7,511,186         4,386,799           4,346,064
              Effects of dilutive securities:
                Stock options for employees
                and outside consultants                                        0*                0*            427,603

              Denominator for diluted earnings (loss)
                per share                                              7,511,186**       4,386,799**          4,773,667**

                  Basic Earnings (Loss) Per Share                         $(.09)             $.(18)              $.06

                  Diluted Earnings (Loss) Per Share                       $(.09)***          $(.18)***           $.05***

* Stock options for employees and outside consultants are antidilutive during Fiscal Year 2000 and 1999 as a result of the net loss and therefore are not considered in the Diluted EPS calculation.

**The effect of considering the warrants issued in connection with the debt conversion during Fiscal Year 1999, the convertible secured subordinated promissory notes and related warrants, the warrants issued at the time of the acquisition of S&K, the warrants issued in acknowledgement of the short term loans, the warrants issued in connection with the Private Placement and the Norwood warrants (see Note 17) at February 29, 2000 and February 28, 1999 are antidilutive and therefore not considered for the diluted (loss) earnings per share calculations.

***Under the assumption that stock options and warrants were not antidilutive as described in * and **, the denominator for diluted earnings (loss) per share would be 10,570,740, 5,766,578, and 5,530,507 at February 29, 2000, February 28,
1999, and 1998, respectively.

NOTE 19:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - From time to time the Company has required short term loans to meet its cash requirements. All of these loans have been provided by two officers and a director of the Company, at the rate of prime plus 2% (9.75% to 10.75% at February 29, 2000). During Fiscal Year 2000 a total of $247,000 was loaned by these individuals to the Company, of which $50,000 was repaid. An additional $51,051, of which $5,135 was accrued interest, was used, in a non-cash transaction, to exercise warrants to purchase 78,540 shares of the Company's common stock. During Fiscal Year 2000 and 1999, interest expense relating to these loans was $17,989 and $1,320, respectively. Subsequent to year end, three loans for a total of $126,000 were repaid with interest. A non cash charge of $102,626 was made to interest expense for the issuance of warrants to the note holders (see Note 17).

Subordinated convertible loans - related parties - Two subordinated convertible loans for a total of $150,000 were converted from S&K debt to Company debt on August 3, 1999, the date of acquisition. The notes are subordinate to the long term debt with S&K's bank. The notes are payable August 3, 2002 with interest of 6%. The unpaid principal balance is convertible into common stock at $1.00 per share. If the Company's common stock trades at a value equal to or greater than $2.00 per share for thirty consecutive trading days, the unpaid principal balance shall automatically convert to common stock.

Consulting agreement - At February 29, 2000 and February 28, 1999, accrued expense includes a liability for prior years' consulting fees to the Company's former Chairman of the Board of $69,076 recorded from 1993 to 1996.

NOTE 20:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

For the year ended February 29, 2000, one customer accounted for 16% of the spraying systems sales and 13% of the consolidated sales of the Company. At February 29, 2000, this customer accounted for 29% of spraying systems trade receivables and 14% of the consolidated trade receivables. For the year ended February 29, 2000, four customers accounted for 75% of the cleaning and drying systems sales, and 14% of the consolidated sales of the Company. At February 29, 2000, one customer accounted for 13% of cleaning and drying systems trade receivables and 7% of the consolidated trade receivables. For the year ended February 28, 1999, one spraying systems customer accounted for 17% of sales. At February 28, 1999, this customer accounted for 29% of trade receivables. No single customer accounted for more than 10% of sales or trade receivables for the year ended February 28, 1998.

Export sales to customers located outside the United States were approximately as follows:

                                                       February 29,              February 28,            February 28,
                                                           2000                      1999                    1998

             Western Europe                              $437,000                   $235,000                 $41,000
             Far East                                     163,000                    100,000                 163,000
             Other                                        392,000                    285,000                 231,000
                                                         $992,000                   $620,000                $435,000


NOTE 21:  SUBSEQUENT EVENTS

On May 11, 2000, the Company entered into a collateralized loan agreement with a bank to purchase production equipment. The five year loan for $45,359 carries an interest rate of prime plus 2%, which was 10.75% at the date of inception. The loan will be repaid in equal monthly installments plus interest.

On May 15, 2000, the Company repaid the $100,000 subordinated convertible loan (Note 11) and issued a warrant to purchase 50,000 shares of the Company's common stock at $1.00 per share. The warrant expires on May 15, 2005.



On May 16, 2000, the Company signed a letter of intent to purchase all the outstanding stock of a corporation to further expand the Company's product base. Although the letter of intent contemplates negotiation and execution of a definitive stock purchase agreement, closing of the transaction is subject to numerous conditions, including, but not limited to (i) due diligence review by the Company with results reasonably satisfactory to the Company, (ii) receipt by the Company of financing necessary to consummate the transaction, and (iii) receipt of necessary consents including shareholder and third party consents. The letter of intent is to remain in effect for thirty (30) days and may be extended by either party for an additional thirty (30) day term. Should either party decide not to consummate the proposed transaction, outside of the aforementioned conditions above, a break-up fee of $100,000, plus out of pockets costs will be paid to the other party.

Subsequent to year end, the Company repaid $126,000 of principal plus interest on three of its short term related party loans (Note 19). In addition, subsequent to the fiscal year end warrants were issued to an officer of the Company in acknowledgment of short term loans granted to the Company in Fiscal Year 2000. One warrant is to purchase 25,000 shares of the Company's common stock at $0.50 per share, the other warrant is to purchase 25,000 shares of the Company's common stock at $1.00 per share. Both warrants expire March 3, 2005.

Subsequent to fiscal year end warrant holders (Note 18) exercised warrants for 85,680 shares of the Company's common stock, resulting in $55,692 of new capital.

                                   SCHEDULE II


                              SONO-TEK CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                   Column C
Column A                            Column B                      Additions              Column D          Column E

                                     Balance      Charged (credited)     Charged to                        Balance
                                 at Beginning          to Costs and       to Other                          at End
Description                         of Period            Expenses        Accounts       Deductions*       of Period

Allowance for doubtful accounts:

   Year Ended February 29, 2000       $6,000            $33,997                              $ 0            $39,997

   Year Ended February 28, 1999        1,000              5,000                                0              6,000

   Year Ended February 28, 1998       35,814            (34,814)            -                  0              1,000



* Represents write-offs, net of recoveries, of uncollectible accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: May 30, 2000

Sono-Tek Corporation
(Registrant)

By: /s/ James L. Kehoe__              ___
         James L. Kehoe
         Chairman and Chief Executive Officer

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

/s/ James L. Kehoe                 May 30, 2000               /s/ John J. Antretter              May 30, 2000
James L. Kehoe                                                John J. Antretter
Chairman, Chief Executive Officer and Director                Director

/s/ Harvey L Berger                 May 30, 2000              /s/ Christopher L. Coccio          May 30, 2000
Harvey L. Berger                                              Christopher L. Coccio
President and Director                                        Director

/s/ Kevin Schumacher                May 30, 2000              /s/ Samuel Schwartz                May 30, 2000
Kevin Schumacher                                              Samuel Schwartz
Director                                                      Director

/s/ J. Duncan Urquhart              May 30, 2000              /s/ Kathleen N. Martin             May 30, 2000
J. Duncan Urquhart                                            Kathleen N. Martin
Director                                                      Treasurer and Chief Financial Officer

Exhibit 10(a)

                                      LEASE


LEASE MADE THIS 10th     DAY OF   November  ,   1999

BETWEEN Jean K. Woodward, owner, as may be represented by William Woodward (William Woodward Enterprises) residing at 50 Riverview Drive, Marlboro, New York 12542-5310 herein referred to as Lessor,

AND Sono-Tek Corporation, having it's principal place of business at 2012 Route 9-W, Milton Industrial Park, Milton, New York 12547, herein referred to as Lessee.

                                                      RECITALS:

1: Lessor is the sole owner of the premises described below and desires to lease the premises to a suitable Lessee for business purposes.
2: Lessee desires to lease the premises for the purpose of conducting a business of light manufacturing, electronics and related machinery and equipment.
3: The parties desire to enter a lease agreement defining their rights, duties and liabilities relating to the premises.

In consideration of the mutual covenants contained herein, the parties agree as follows:

I.  SUBJECT AND PURPOSES:
         Lessor leases approximately 3,575 square feet of space in a portion of the building known as Phase II, Building 1, in the south west sector of the Milton Industrial Park, in the County of Ulster, State of New York and more particularly described as follows:

A space separated by party walls and measuring 41 feet wide, 80 feet long, (3280 square feet) with jogs in the party wall adding 5 ft 6 inches by 40 feet (220 feet) and 3 feet by 25 feet (57 feet) and located adjoining the offices of W. J. Woodward Construction, Inc.
and Rural Opportunities.

II.   TERM AND RENT:
         Lessor demises the above premises for a term of three (3) Years, commencing December 1, 1999 and terminating on November 30, 2002 at five o'clock P.M., or sooner as provided herein, at the annual rental of Eighteen Thousand Dollars ($18,000.00).
         Such sums are payable in advance on December first for the first year and on the anniversary date for each succeeding year. However and provided the lessee is not otherwise in default, the lessee for convenience and with the consent of the lessor may pay such annual rent in equal monthly installments in advance on the first day of each month for that month's rental, during the term of this lease. All rental payments shall be made to Lessor at the address specified above. Lessee shall pay the rent as specified herein and in Section Three hereof.

III.   ADDITIONAL RENT:
         All taxes, charges, costs, and expenses that Lessee assumes or agrees to pay hereunder, together with all interest and penalties that may accrue thereon in the event of the failure of Lessee to pay those items, and all other damages, costs, expenses, and sums that Lessor may suffer or incur, or that may become due by reason of any default of Lessee or failure by Lessee to comply with the terms and conditions of this lease shall be deemed to be additional rent, and, in the event of nonpayment, lessor shall have all the rights and remedies as herein provided for failure to pay rent.

IV.   UTILITIES NOT FURNISHED BY LESSOR - ENTIRE RESPONSIBILITY OF LESSEE:
         Lessee shall initiate, contract for, and obtain, in its name, electric, natural gas, and telephone utility services as required on the demised premises.
         Lessee shall indemnify and hold harmless lessor from any claims whatsoever arising out of lessee's failure to pay for utility services and/or the charges therefor. Lessee shall pay Lessor's attorney's fees arising out of any claims against Lessor arising out of charges for Lessee's utility services.
         Except in the case of acts of negligence committed by Lessor, Lessor shall not be liable for any personal injury or property damage resulting form the negligent operation or faulty installation of utility services provided for use on the demised premises, nor shall Lessor be liable for any injury or damage suffered by lessee as a result of the failure to make necessary repairs to the utility facilities.
         Lessee shall be liable for any injury or damages to the equipment of service lines of the utility suppliers that are located on the demised premises, resulting from the negligent or deliberate acts of lessee, or the agents or employees of lessee.

V.    BROKERS COMMISSION:
         There is no Broaker's Commission payable or due from either the Lessor or the Lessee.

VI.    IMPROVEMENTS TO BE MADE TO PREMISES:
         Lessor shall make the following improvements to the premises: Open a section of the north wall of the demised premises and make the existing 12 X 14 over head door operable.
         The above improvements shall be completed no later than December 1, 1999.
         Lessee shall install at his own expense, a separate gas meter and a separate electric meter to meter and pay for his own gas and electric utility expenses. The lessor gives permission to the lessee to work I the electric panels to facilitate the deperation of services. All work must be done by a licensed electrician

VII:     ALTERATIONS, ADDITIONS AND IMPROVEMENTS:
1. Subject to the limitation that no portion of the building on the demised premises shall be demolished or removed by Lessee without the prior written consent of Lessor, and , if necessary, of any mortgagee. Lessee may at any time during the lease term subject to the conditions set forth below and at his own expense, make alterations, additions, or improvements in and to the demised premisses and the building. Alterations shall be performed in a workmanlike manner and shall not weaken or impair the structural strength, or lessen the value, of the building on the premises, or change the purposes for which the building, or any pert thereof, may be used.
2. Conditions with respect to alterations, additions or improvements are as follows:

1. Before commencement of any work all plans and specifications shall be filed with and approved by all governmental departments or authorities having jurisdiction and any public utility company having an interest therein, and all work shall be done in accordance with requirements of local regulations. The plans and specifications of any alterations shall be submitted to the Lessor for written approval prior to commencing work. Said approval not to be unreasonably withheld. As of the date hereof, lessor agrees that lessee may remove the damaged carpet and replace it with floor tile, may construct new offices near the main entrance, install a modular (removable) Class 100 clean room, and install a telephone cable overhead between the lessess' current premises and the demised premises herein. The lessee shall have the right to install one identification sign at the main entrance to the demised premises. Such sign shall not violate local building codes. At the end of the term of this lease the lessee shall at the option of lessor remove such alterations as are designated by lessor.
2. Prior to commencement of any work Lessee shall pay the amount of any increase in premiums on insurance policies provided for herein because of endorsements to be made covering the risk during the course of work. 1.
3. Alterations, additions and improvements on or in the demised premises may commence upon the signing of this agreement. All additions and improvements that may be erected or installed prior to or during the term, shall become part of the demised premises and the sole property of Lessor, except that all movable trade fixtures, and a modular Class 100 clean room if installed by lessee shall be and remain the property of Lessee.

VIII.    TAXES AND OTHER CHARGES:
         Lessor shall pay and discharge when due all state, municipal and local real estate taxes, inheritance, succession and , assessments, levies and other charges, general and special, ordinary and extraordinary, of whatever name, nature and kind that are or may be during the term hereof or any renewal, beginning with the fiscal year 2000, levied, assessed, imposed or charged on the land or the premises hereby demised or on the (building or buildings) and improvements now thereon or hereafter to be built or made thereon, and all of which may be levied, assessed, imposed or charged on or against the leasehold estate hereby created and on the reversionary estate in the demised premises during the term hereof or any renewal.

         If at any time during the term of this lease, the present method of taxation or assessment should be changed so that the whole or any part of the taxes, assessments, levies or charges now levied, assessed or imposed on the real estate hereby demised and improvements thereon, shall be transferred to the rentals received from such real estate, lessee shall pay such proportionate share of taxes and assessments levied and assessed on such rentals as shall proportionately relieve the taxes and assessments on such real estate, it being the intent of the parties hereto that lessor shall receive the rents reserved herein with deduction of taxes (except gift, estate, inheritance, succession and income taxes on the interest of lessor), assessments levies or charges in respect to the real estate and improvements thereon, but that lessee shall not be obligated to pay full taxes and assessments on such real estate and improvements and also on such rentals.

IX.     REPAIRS:
         Lessee shall, at all times during the lease and at his own cost and expense, repair, replace and maintain in good, safe and substantial condition, all buildings and any improvements, additions, and alterations on the demised premises, and shall use all reasonable precaution to prevent waste, damage or injury to the demised premises. It is intended that this clause refers to non-structural repairs, unless structural repairs are necessitated by the conduct of lessee, its agents or assigns. In such case, lessee shall be responsible for structural repairs.

         Lessor shall maintain the building exterior, lawn and landscaping. Lessor shall be responsible for snow removal, and grounds cleaning. Lessor shall replace all shrubs to the property which have died.

          Lessee shall remove snow and debris from walkways and in front of doors.. Lessee shall be responsible for office cleaning, window cleaning, refuse removal, maintenance of light fixtures, bi-annual service of heating and air condition equipment, and to maintain all plumbing fixtures against leaks and water wasting.

X.     SECURITY DEPOSIT:
         Lessee shall deposit $1,500.00 with lessor upon the signing here of, which amount shall be held by Lessor as security for the full and timely performance by lessee of the terms and conditions herein and of the payment of any final judgement that may be rendered against Lessee for a breach of those terms and conditions. The funds shall be deposited in a day of deposit/day of withdrawal interest bearing account for the benefit of the Lessee, who shall provide their Federal I.D. number for such purposes. The rights of Lessor against Lessee for a breach of this lease shall in no way be limited or restricted by this security deposit, but Lessor shall have the absolute right to pursue any available remedy to protect its interests herein, as if this security deposit had not been made. The deposit shall be returned to Lessee at the expiration of the lease provided that all the terms and conditions herein contained have been fully performed by Lessee. Should the demised premises be sold, Lessor may transfer or deliver this security deposit to the purchaser of the interest, and Lessor shall then be discharged from any further liability with respect to the security deposit.

XI.     INSURANCE:
1. In the term of the lease and for any further time that Lessee shall hold the demised premises, Lessee shall obtain and maintain at his expense the following types and mounts of insurance:
                           Personal  Injury  and  Property   Damage   Insurance.
                  Insurance against liability for bodily injury and property damage in the sum of Two Million Dollars ($2,000,000.00) per claimant and in the sum of Five Million Dollars ($5,000,000.00) per occurrence.

2. All insurance provided by Lessee as required by this section shall be carried in favor of Lessor and Lessee as their respective interests may appear, and in the case of insurance against damage to the demised premises by fire and other casualty, shall provide that loss, if any, shall be adjusted with and be payable to Lessor. If required by Lessor, any insurance against fire or other casualty shall provide that loss shall be payable to the holder under a standard mortgage clause. Rent insurance and the proceeds are hereby assigned to lessor to be held by Lessor as security for the payment of the rent and any additional rent hereunder until restoration of the premises. All insurance shall be written with responsible companies that Lessor shall approve, and the policies shall be held by lessor, or when appropriate, by the holder of any mortgage in which case copies of the policies or certificates of insurance shall be delivered by Lessee to Lessor. All policies shall require 30 days notice by registered mail to Lessor of any cancellation or change affecting any interest of Lessor.

XII.     UNLAWFUL OR DANGEROUS ACTIVITY:
         Lessee shall neither use nor occupy the demised premises or any part thereof for any unlawful, disreputable or ultra hazardous business purpose nor operate or conduct his business in a manner constituting a nuisance of any kind. Lessee shall immediately, on discovery of any unlawful, disreputable or ultra hazardous use, take action to halt such activity and keep such premises environmentally clean and safe.


XIII.     DEFAULT OR BREACH:
         Each of the following events shall constitute a default or breach of this lease by Lessee:

1. If Lessee, or any successor or assignee of Lessee while in possession, shall file a petition in bankruptcy or insolvency or for reorganization under any bankruptcy act, or shall voluntarily take advantage of any such act by answer or otherwise, or shall make an assignment fo the benefit of creditors.
2. If involuntary proceedings under any bankruptcy law or insolvency act shall be institute against Lessee, or if a receiver or trustee shall be appointed of all or substantially all of the property of Lessee, and such proceedings shall not be dismissed or the receivership or trusteeship vacated within 20 days after the institution or appointment.
3. If Lessee shall fail to pay Lessor any rent owed or additional rent when the rent shall become due within five days after written notice of such failure to lessee at the address above given. Lessee shall pay as additional rent the sum of $300.00. If such rent is not received on or before the 1st day of the month and lessor sends such written notice of default. Lessor shall extend to lessee, a five (5) day grace period relative to such rent payment.
4. If lessee shall fail to perform or comply with any of the conditions of this lease and if the nonperformance shall continue for a period of 10 days after notice thereof by Lessor to Lessee or, if the performance cannot be reasonably had within the 10 day period, Lessee shall not in good faith have commenced performance within the 10 day period and shall not diligently proceed to completion of performance.
5. If this lease or the estate of Lessee hereunder shall be transferred to or shall pass to or devolve on any other person or party, except in the manner herein permitted.
6. If Lessee fails to take possession of the demised premises on the term commencement date, or within 10 days after notice that the demised premises are available for occupancy, if the term commencement date is not fixed herein or shall be deferred as herein provided.

XIV.     EFFECT OF DEFAULT:
         In the event of any default hereunder, as set forth in Section I, the rights of Lessor shall be as follows:

1. Lessor shall have the right to cancel and terminate this lease, as well as all of the right, title and interest of lessee hereunder, by giving to lessee not less than 10 days notice of the cancellation and termination. On expiration of the time fixed in the notice; this lease and the right, title and interest of lessee hereunder, shall terminate in the same manner and with the same force and effect, except as to lessee's liability, as if the date fixed in the notice of cancellation and termination were the end of the term cancellation and termination were the end of the term herein originally determined.
2. Lessor may elect, but shall not be obligated to make any payment required by lessee herein or comply with any agreement, term or condition required hereby to be performed by Lessee, and the lessor shall have the right to enter the demised premises for the purpose of correcting or remedying any such default and to remain until the default has been corrected or remedied, but any expenditure for the correction by lessor shall not be deemed to waive or release the default of lessee or the right of lessor to take any action as may be other wise permissible hereunder in the case of any default.
3. Lessor may re-enter the premises immediately and remove the property and personnel of lessee, and store the property in a public warehouse or at a place selected by lessor, at the expense of lessee. After re-entry lessor may terminate the lease on giving 10 days written notice of termination to lessee. Without the notice, re-entry will not terminate the lease. On termination, the lessor may recover from lessee all damages proximately resulting from the breach, including the costs recovering the premises, and the present worth of the balance of this lease over the present worth of the reasonable rental value of the premises for the remainder of the lease term, which sum shall be immediately due lessor from lessee.
4. After re-entry, lessor may relet the premises or any part thereof for any term without terminating the lease, at the rent and on the terms as lessor may choose. Lessor may make alterations and repairs to the premises. The duties and liabilities of the parties if the premises are relet as provided herein shall be as follows:
                           a. In addition to  lessee's  liability  to lessor for
                  breach of the lease, lessee shall be liable for all expenses of the reletting, for the alterations and repairs made, and for the difference between the rent received by lessor under the new lease agreement and the rent installments that are due for the same period under this lease.
                           b. Lessor shall have the right, but shall not be required, to apply the rent received from the reletting for the premises (1) to reduce the indebtedness of lessee to lessor under the lease, not including indebtedness for rent,
                  (2) to expenses of the reletting and alterations and repairs made, (3) to rent due under this lease, or (4) to payment of future rent under this lease as it becomes due.
                        If the new  lessee  does not pay a rent  installment
                  promptly to lessor, and the rent installment has been credited in advance of payment to the indebtedness of lessee other than rent, or if rentals from the new lessee have been otherwise applied by Lessor as provided for herein and during any rent installment period are less than the rent payable for the corresponding installment period under this lease, lessee shall pay lessor the deficiency, separately for each rent installment deficiency period, and before the end of that period. Lessor may at any time after a reletting terminate the lease for the breach on which lessor had based the re-entry and subsequently relet the premises.
5. After re-entry, lessor may procure the appointment of a receiver to take possession and collect rents and profits of the business of lessee, and, if necessary to collect the rents and profits. The receiver may take possession of the personal property used in the business of lessee, including inventory, trade fixtures, and furnishings, and use them in the business without compensating lessee. Proceedings for appointment of a receiver by lessor, or the appointment of a receiver, shall not terminate and forfeit this lease unless lessor has given written notice of termination to lessee as provided herein.

XV.      CONDEMNATION:
         Rights and duties in the event of condemnation are as follows:

         1. If the whole of the demised premises shall be taken or condemned by any public, or quasi-public use or purpose, this lease shall cease and terminate as of the date on which title shall vest thereby in that authority, and the rent reserved hereunder shall be apportioned and paid up to that date.
         2 .If only a portion of the demised premises shall be taken or condemned, this lease and the terms hereof shall not cease of terminate, but the rent payable after the date on which lessee shall be required to surrender possession of such portion shall be reduced in proportion to the decreased use suffered by lessee as the parties may agree or as shall be determined by arbitration.
         3. In the event of any taking or condemnation in whole or in part, the entire resulting award of consequential damages shall belong to lessor without any deduction therefrom for the value of the unexpired term of this lease or for any other estate or interest in the demised premises now or later vested in lessee. Lessee assigns to lessor all his right, title and interest in any and all such awards. If a separate award is made for moving expenses, business interruption and fixtures then such award of moving expenses, business interruption and fixtures shall belong to the lessee.
         4. In the event of a partial taking, lessor shall promptly proceed to restore the remainder of the building on the demised premises to a self-contained architectural unit.
         5. In case of any governmental action not resulting in the taking or condemnation of any portion of the demised premises but creating a right to compensation therefor, or if less than a fee title to all or any portion of the demised premises shall be taken or condemned by any governmental authority for temporary use of occupancy, this lease shall continue in full force and effect without reduction or abatement of rent, and the rights of the parties shall be unaffected by the other provisions of this section, but shall be governed by applicable law.

XVI.    DESTRUCTION OF PREMISES:
                  In the event of a partial destruction of the premises (not caused by lessee and/or its' agents and/or independent contractors) by fire or other cause for which lessee has provided insurance payable to lessor under paragraph XIII or condemnation during the term, lessor shall forth with repair the same, provided the repairs can be made within 30 days of receipt of such insurance or governmental authorities. Any partial destruction shall neither annul nor void this lease. If the repairs cannot be made in the specified time, lessor may, at lessor's option, make repairs within a reasonable time, this lease continuing in full force and effect and the rent to be proportionately rebated. In the event that lessor does not elect to make repairs that cannot be made in the specified time, or those repairs cannot be made under the laws and regulations of the applicable governmental authorities, this lease may be terminated at the option of either party. Should the building in which the demised premises are situated be destroyed as set forth herein or condemned to the extent of not less than 75 percent (75%) of the replacement cost thereof, this lease shall be terminated.

XVII.     SUBORDINATION:

                  This lease and all rights of lessee hereunder shall be subject and subordinate to the lien of any and all mortgages that may now or hereafter affect the demised premises, or any part thereof, and to any and all renewals, modifications or extensions of any such mortgages. Lessee shall on demand execute, acknowledge and deliver to lessor, without expense to lessor, any and all instruments that may be necessary or proper to subordinate this lease and all rights therein to the lien of any such mortgage or mortgages and each renewal, modification or extension, and if lessee shall fail at any time to execute, acknowledge and deliver any such subordination instrument, lessor in addition to any other remedies available in consequence thereof, may execute, acknowledge and deliver the same as lessee's attorney in fact and in lessee's name. Lessee hereby irrevocably makes, constitutes and appoints lessor, its successors and assigns, his attorney in fact for that purpose.

                  Lessor hereby covenants and warrants that, subject to Section XVIII, he is owner of the demised premises and that lessee, on payment of the rents herein provided for and the performance of the provisions hereof on its part to be performed, shall and may peacefully possess and enjoy the demised premises during the term hereof without any interruption or disturbance.

XVIII.    ACCESS TO PREMISES; SIGNS POSTED BY LESSOR:
                  Lessee shall permit lessor or its agents to enter the demised premises at all reasonable hours to inspect the premises or make repairs that lessee may neglect or refuse to make in accordance with the provisions of this lease, and also to show the premises to prospective buyers. At any time within one year prior to expiration of the term, lessor may show the premises to persons prior to expiration of the term, permit the usual notices of "For Rent" and "For Sale" to be place on the demised premises and to remain thereon without hindrance and molestation.

XIX.     EASEMENTS, AGREEMENTS OR ENCUMBRANCES:
                  The parties shall be bound by all existing easements, agreements and encumbrances of record relating to the demised premises, and lessor shall not be liable to lessee for any damages resulting from any action taken by a holder of an interest pursuant to the rights of that holder thereunder.

XX.    LIABILITY OF LESSOR:
                  Lessee shall be in exclusive control and possession of the demised premises, and lessor (except for acts of negligence of lessor) shall not be liable for any injury or damages to any property or to any person on or about the demised premises nor for any injury to any property of lessee. The provisions herein permitting lessor to enter and inspect the demised premises are made to insure that lessee is in compliance with the terms and conditions hereof and makes repairs that lessee has failed to make. Lessor shall not be liable to lessee for any entry on the premises for inspection purposes (except for acts of negligence of Lessor).

XXI.     RENT  ABATEMENT:
                  No abatement, diminution or reduction of rent shall be claimed or allowed to lessee or any person claiming under him under any circumstances, whether for inconvenience, discomfort, interruption of business or otherwise, arising from and during the restoration of the demised premises after the destruction or damage thereof by fire or other cause or the taking or condemnation of a portion only of the demised premises.

XXII.     STORAGE OF TOXIC MATERIALS, EXPLOSIVES AND FLAMMABLES PROHIBITED:
                  Lessee shall not, at anytime  whatsoever,  keep for use on the
         demised  premises  any  toxic  materials,   explosives  or  inflammable
         substances.

XXIII.     REPRESENTATIONS BY LESSOR:
                  At the  commencement  of the  term  lessee  shall  accept  the buildings and improvements and any equipment in their existing condition and state of repair and lessee agrees that no representations, statements or warranties, express or implied, have been made by or on behalf of lessor in respect thereto except as contained in the provisions of this lease.

XXIV.    WAIVERS:
                  The failure of lessor to insist on a strict performance of any of the terms and conditions hereof shall be deemed a waiver of the rights or remedies that lessor may have regarding that specific instance only, and shall not be deemed a waiver of any subsequent breach or default in any terms and conditions.

XXV.     NOTICE:
                  All notices to be given with respect to this lease shall be in writing. Each notice shall be sent by registered or certified mail, postage prepaid and return receipt requested, to the party to be notified at the address set forth herein or at such other address as either party may from time to time designate in writing.

                  Every notice shall be deemed to have been given at the time it shall be deposited in the United States mails in the manner prescribed herein. Nothing contained herein shall be construed to preclude personal service of a summons or other legal process.

XXVI.     ASSIGNMENT, MORTGAGE OR SUBLEASE:
                  Neither  lessee nor his  successors  or assigns  shall assign, mortgage, pledge or encumber this lease or sublet the demised premises in whole or in part, or permit the premises to be used or occupied by others, nor shall this lease be assigned or transferred by operation of law, without the prior consent in writing of lessor in each instance. Exception to this would be legal subsidiaries of lessee. After two years such consent is not to be unreasonably withheld. If this lease is assigned or transferred, or if all or any part of the demised premises is sublet or occupied by anybody other than lessee, lessor may, after default by lessee, collect rent from the assignee, transferee, subtenant, or occupant, and apply the net amount collected to the rent reserved herein, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of any agreement or condition hereof , or the acceptance of the assignee, transferee, subtenant or occupant as lessee. Lessee shall continue to be liable hereunder in accordance with the terms and conditions of this lease and shall not be released from the performance of the terms and conditions hereof. The consent by lessor to an assignment, mortgage, pledge or transfer shall not be construed to relieve lessee from obtaining the express written consent of lessor to any future transfer of interest.

XXVII.     OPTION TO RENEW:
         Lessor grants to lessee an option to renew this lease for a period of Three (3) years after expiration of the term of this lease. The rental rate shall be increased an amount equal to the Consumer Price Index (CPI) as noted for New York and area, each year of the renewal. All other terms and condition of this renewal lease to be the same as those herein. To exercise this option, lessee must give lessor written notice of the intention to do so at least six
(6) months before this lease expires.

XXVIII.     SURRENDER OF POSSESSION:

                  Lessee shall, on the last day of the term, or on earlier termination and forfeiture of the lease, peaceably and quietly surrender and deliver the demised premises to lessor free of subtenancies, including all buildings, additions and improvements constructed or placed thereon by lessee, except moveable trade fixtures, all in good condition and repair subject to reasonable wear and tear (except to the extent provided for under paragraph XI, and XVI herein. Any trade fixtures or personal property not used in connection with the operation of the demised premises and belonging to Lessee, if not removed at the termination of default, and if lessor shall so elect, shall be deemed abandoned and become the property of lessor without any payment or offset therefor. Lessor may remove such fixtures or property from the demised premises and store them at the risk and expense of lessee if lessor shall not so elect. Lessee shall repair and restore all damage to the demised premises caused by the removal of equipment, trade fixtures and personal property.

XXIX.     REMEDIES OF LESSOR:
A. In the event of a breach or a threatened breach by lessee of any of the terms or conditions hereof, lessor shall have the right of injunction to restrain lessee and the right to invoke any remedy allowed by law or in equity, as if the specific remedies of indemnity or reimbursements were not provided herein.
B. The rights and remedies given to lessor in this lease are distinct, separate and cumulative and no one of them, whether or not exercised by lessor, shall be deemed to be in exclusion of any of the others herein, by law, or by equity provided.
C. In all cases hereunder, and in any suit, action or proceeding of any kind between the parties, it shall be presumptive evidence of the fact of the existence of a charge being due if lessor shall produce a bill, notice or certificate of any public official entitled to give that notice to the effect that such charge appears of record on the books in his office and has not been paid.
D. No receipt of money by lessor from lessee after default or cancellation of this lease in any lawful manner shall (1) reinstate, continue or extend the term or affect any notice given to lessee, (2) operated as a waiver of the right of lessor to enforce the payment of rent and additional rent then due or falling due, or (3) operated as a waiver of the right of lessor to recover possession of the demised premises by proper suit, action, proceeding or other remedy. After (1) service of notice of termination and forfeiture as herein provided and the expiration of the time specified therein (2) the commencement of any suit, action, proceeding or other remedy, or (3) final order or judgement for possession of the monies due, without in any manner affecting such notice, order or judgement. Any and all such monies so collected shall be deemed to be payment on account of the use and occupation of the demised premises or at the election of lessor, on account of the liability of lessee hereunder.

XXX.     TOTAL AGREEMENT; APPLICABLE TO SUCCESSORS:
                  This lease contains the entire agreement between the parties and cannot be changed to terminated except by a written instrument subsequently executed by the parties hereto. This lease and the terms and conditions hereof apply to and are binding on the heirs, legal representatives, successors and assigns of both parties.

XXXI.     INDEMNIFICATION - LIABILITIES AND LOSSES:
                  Lessee shall, at all times prior to the termination of this lease and to the delivery to a lessor possession of the demised premises and all improvements thereon, indemnify lessor against all liability, loss, cost, damage or expense sustained by lessor, including attorney's fees and other expenses of litigation arising prior to termination of the lease term and delivery to lessor of possession of the premises:
1. On account of or through the use of the demised premises or improvements or any part thereof or by any other reason for any purpose inconsistent with the provisions of this lease.
2. Arising out of, or directly or indirectly due to, any failure of lessee in any respect promptly and faithfully to satisfy his obligations under this lease.
3. Arising out of, or directly or indirectly due to, any accident or other occurrence causing injury to any person or persons or property resulting from the use of the demised premises and improvements or any part thereof.
4. For which the demised premises and improvements or any part thereof or the lessor as owner thereof or interested therein may hereafter without fault by lessor become liable, and especially, but not exclusively, any such liability, loss, cost, damage or expense that may arise under any statute, ordinance or regulation except such requirements as to which compliance is related to the improvements on the demised premises (other than improvements made by Lessee) and are not caused by use and occupancy of lessee. It is not intended by this clause that Lessee shall be responsible for liabilities imposed by the acts of others committed prior to the date of this lease.

                  Lessee also shall, at all times prior to termination of the lease term and delivery to lessor of possession of the premises, indemnify lessor against all liens and charges of any and every nature that may at any time be established against the premises or any improvements thereon or any part thereof as a consequence, direct or indirect, of any act or omission of lessee or as a consequence, direct or indirect, of the existence of lessee's interest under this lease.

XXXII.    NOTICE BY LESSEE OF LITIGATION - PAYMENT OF ATTORNEY'S FEES AND COSTS:
                  Within five days after lessee has knowledge of any material litigation or other proceeding that shall be instituted against lessee, against the demised premises to secure or recover possession thereof, or that may affect the title to or the interest of lessor in the demised premises, lessee shall give written notice thereof to lessor.
                  Lessee shall pay all reasonable attorney's fees and costs on behalf of lessor if (a) lessor institutes litigation against lessee for a breach of the terms and conditions of this lease, (b) lessor institutes litigation against lessee for an unlawful detainer of the demised premises, or (c) lessor is made a part to litigation against lessee instituted by a third party, relating to the demised premises, wherein lessor is not at fault. The reasonable attorney's fees and costs incurred by lessor herein shall be paid by lessee whether litigation is prosecuted to judgement or not.
                  The payment of all attorney's fees and court costs required hereby shall be made to lessor as additional rental and shall be due in full on the next regular date for a rental payment. This additional rental shall be subject to an interest charge of eighteen (18%) per cent per annum, and lessor may enforce the payment by using any remedy available at law or under this lease of the collection of past due rent.

XXXIII.    APPLICABLE LAW:
                  This   agreement   shall  be  governed  by  and  construed  in
accordance with the laws of the State of New York.

                  IN WITNESS WHEREOF, the parties have executed this lease in the State of New York the day and year first above written.


                            /s/ Jean K. Woodward
                            Jean K. Woodward, Lessor


                             By: /s/ James L. Kehoe
 James L. Kehoe, Lessee

/s/ Kathleen N. Martin
Witness

Exhibit 10(b)
                                      LEASE


LEASE MADE THIS 29th     DAY OF   December  ,   1999

BETWEEN Jean K. Woodward, owner, as may be represented by William Woodward (William Woodward Enterprises) residing at 50 Riverview Drive, Marlboro, New York 12542-5310 herein referred to as Lessor,


AND Sono-Tek Corporation, having it's principal place of business at 2012 Route 9-W, Milton Industrial Park, Milton, New York 12547, herein referred to as Lessee.

                                                      RECITALS:

A. Lessor is the sole owner of the premises described below and desires to lease the premises to a suitable Lessee for business purposes.
B. Lessee desires to lease the premises for the purpose of conducting a business of C. light manufacturing, electronics and related machinery and equipment.
D. The parties desire to enter a lease agreement defining their rights, duties and liabilities relating to the premises.

In consideration of the mutual covenants contained herein, the parties agree as follows:

I.  SUBJECT AND PURPOSES:
         Lessor leases a building known as Phase III, Building 2, in the Milton Industrial Park, in the County of Ulster, State of New York and more particularly described as follows: A free standing building containing approximately 13,000 square feet of space in the north west sector of the Milton Industrial Park to include the parking lot located west of the building containing approximately 24 parking spaces, one drive-in overhead door and one shipping and receiving dock.

II.   TERM AND RENT:
         Lessor demises the above premises for a term of two (2) Years, and eleven (11) months commencing January 1, 2000 and terminating on November 30, 2002 at five o'clock P.M., or sooner as provided herein, at the annual rental of Seventy-Eight Thousand Dollars ($78,000.00) or as proportioned thereof.
         Such sums are payable in advance on January first for the first year and on the anniversary date for each succeeding year. However and provided the lessee is not otherwise in default, the lessee for convenience and with the consent of the lessor may pay such annual rent in equal monthly installments of Six Thousand Five Hundred Dollars ($6,500.00) in advance on the first day of each month for that month's rental, during the term of this lease. All rental payments shall be made to Lessor at the address specified above. Lessee shall pay the rent as specified herein and in Section Three hereof.

III.   ADDITIONAL RENT:
         All taxes, charges, costs, and expenses that Lessee assumes or agrees to pay hereunder, together with all interest and penalties that may accrue thereon in the event of the failure of Lessee to pay those items, and all other damages, costs, expenses, and sums that Lessor may suffer or incur, or that may become due by reason of any default of Lessee or failure by Lessee to comply with the terms and conditions of this lease shall be deemed to be additional rent, and, in the event of nonpayment, lessor shall have all the rights and remedies as herein provided for failure to pay rent.

IV.   UTILITIES NOT FURNISHED BY LESSOR - ENTIRE RESPONSIBILITY OF LESSEE:
         Lessee shall initiate, contract for, and obtain, in its name, electric, natural gas, and telephone utility services as required on the demised premises.
         Lessee shall indemnify and hold harmless lessor from any claims whatsoever arising out of lessee's failure to pay for utility services and/or the charges therefor. Lessee shall pay Lessor's attorney's fees arising out of any claims against Lessor arising out of charges for Lessee's utility services.
         Except in the case of acts of negligence committed by Lessor, Lessor shall not be liable for any personal injury or property damage resulting form the negligent operation or faulty installation of utility services provided for use on the demised premises, nor shall Lessor be liable for any injury or damage suffered by lessee as a result of the failure to make necessary repairs to the utility facilities.
         Lessee shall be liable for any injury or damages to the equipment of service lines of the utility suppliers that are located on the demised premises, resulting from the negligent or deliberate acts of lessee, or the agents or employees of lessee.

V.    BROKERS COMMISSION:
         There is no Broaker's Commission payable or due from either the Lessor or the Lessee.

VI.    IMPROVEMENTS TO BE MADE TO PREMISES:
         Lessor shall make the following improvements to the premises: Pay for one of two ten (10) ton air conditioning units to be installed in the open warehouse space of the demised premises. The cost to Lessor shall not exceed $7,500.00
         Lessee shall make the following improvements to the premises: Pay for one of two ten (10) ton air conditioning units to be installed in the open warehouse space of the demised premises.
         The  above   improvements   shall  be  at  the  direction  of  Sono-Tek
Corporation and completed no later than July 1, 2000. The above improvements shall be subject to the provisions of paragraph VII .

VII:     ALTERATIONS, ADDITIONS AND IMPROVEMENTS:

A. Subject to the limitation that no portion of the building on the demised premises shall be demolished or removed by Lessee without the prior written consent of Lessor, and , if necessary, of any mortgagee. Lessee may at any time during the lease term subject to the conditions set forth below and at his own expense, make alterations, additions, or improvements in and to the demised premisses and the building. Alterations shall be performed in a workmanlike manner and shall not weaken or impair the structural strength, or lessen the value, of the building on the premises, or change the purposes for which the building, or any pert thereof, may be used.
B. Conditions with respect to alterations, additions or improvements are as follows:

1. Before commencement of any work all plans and specifications shall be filed with and approved by all governmental departments or authorities having jurisdiction and any public utility company having an interest therein, and all work shall be done in accordance with requirements of local regulations. The plans and specifications of any alterations shall be submitted to the Lessor for written approval prior to commencing work. Said approval not to be unreasonably withheld. . The lessee shall have the right to install one identification sign at the main entrance to the demised premises. Such sign shall not violate local building codes. At the end of the term of this lease the lessee shall at the option of lessor remove such alterations as are designated by lessor.
                           2.       Prior to  commencement  of any  work  Lessee
                                    shall pay the amount of any increase in premiums on insurance policies provided for herein because of endorsements to be made covering the risk during the course of work.
C. Alterations, additions and improvements on or in the demised premises may commence upon the signing of this agreement. All additions and improvements that may be erected or installed prior to or during the term, shall become part of the demised premises and the sole property of Lessor, except that all movable trade fixtures, and a modular Class 100 clean room if installed by lessee shall be and remain the property of Lessee.

VIII.    TAXES AND OTHER CHARGES:
         Lessor shall pay and discharge when due all state, municipal and local real estate taxes, inheritance, succession and , assessments, levies and other charges, general and special, ordinary and extraordinary, of whatever name, nature and kind that are or may be during the term hereof or any renewal, beginning with the fiscal year 2000, levied, assessed, imposed or charged on the land or the premises hereby demised or on the (building or buildings) and improvements now thereon or hereafter to be built or made thereon, and all of which may be levied, assessed, imposed or charged on or against the leasehold estate hereby created and on the reversionary estate in the demised premises during the term hereof or any renewal.

         If at any time during the term of this lease, the present method of taxation or assessment should be changed so that the whole or any part of the taxes, assessments, levies or charges now levied, assessed or imposed on the real estate hereby demised and improvements thereon, shall be transferred to the rentals received from such real estate, lessee shall pay such proportionate share of taxes and assessments levied and assessed on such rentals as shall proportionately relieve the taxes and assessments on such real estate, it being the intent of the parties hereto that lessor shall receive the rents reserved herein with deduction of taxes (except gift, estate, inheritance, succession and income taxes on the interest of lessor), assessments levies or charges in respect to the real estate and improvements thereon, but that lessee shall not be obligated to pay full taxes and assessments on such real estate and improvements and also on such rentals.

IX.     REPAIRS:
         Lessee shall, at all times during the lease and at his own cost and expense, repair, replace and maintain in good, safe and substantial condition, all buildings and any improvements, additions, and alterations on the demised premises, and shall use all reasonable precaution to prevent waste, damage or injury to the demised premises. It is intended that this clause refers to non-structural repairs, unless structural repairs are necessitated by the conduct of lessee, its agents or assigns. In such case, lessee shall be responsible for structural repairs.

         Lessor shall maintain the building exterior, lawn and landscaping. Lessor shall be responsible for snow removal, and grounds cleaning. Lessor shall replace all shrubs to the property which have died.

          Lessee shall remove snow and debris from walkways and in front of doors.. Lessee shall be responsible for office cleaning, window cleaning, refuse removal, maintenance of light fixtures, bi-annual service of heating and air condition equipment, and to maintain all plumbing fixtures against leaks and water wasting.

X.     SECURITY DEPOSIT:
         Lessee shall deposit $6,500.00 with lessor upon the signing here of, which amount shall be held by Lessor as security for the full and timely performance by lessee of the terms and conditions herein and of the payment of any final judgement that may be rendered against Lessee for a breach of those terms and conditions. The funds shall be deposited in a day of deposit/day of withdrawal interest bearing account for the benefit of the Lessee, who shall provide their Federal I.D. number for such purposes. The rights of Lessor against Lessee for a breach of this lease shall in no way be limited or restricted by this security deposit, but Lessor shall have the absolute right to pursue any available remedy to protect its interests herein, as if this security deposit had not been made. The deposit shall be returned to Lessee at the expiration of the lease provided that all the terms and conditions herein contained have been fully performed by Lessee. Should the demised premises be sold, Lessor may transfer or deliver this security deposit to the purchaser of the interest, and Lessor shall then be discharged from any further liability with respect to the security deposit.

XI.     INSURANCE:
A. In the term of the lease and for any further time that Lessee shall hold the demised premises, Lessee shall obtain and maintain at his expense the following types and mounts of insurance:

                  Personal Injury and Property Damage Insurance. Insurance against liability for bodily injury and property damage in the sum of Two Million Dollars ($2,000,000.00) per claimant and in the sum of Five Million Dollars ($5,000,000.00) per occurrence.

B. All insurance provided by Lessee as required by this section shall be carried in favor of Lessor and Lessee as their respective interests may appear, and in the case of insurance against damage to the demised premises by fire and other casualty, shall provide that loss, if any, shall be adjusted with and be payable to Lessor. If required by Lessor, any insurance against fire or other casualty shall provide that loss shall be payable to the holder under a standard mortgage clause. Rent insurance and the proceeds are hereby assigned to lessor to be held by Lessor as security for the payment of the rent and any additional rent hereunder until restoration of the premises. All insurance shall be written with responsible companies that Lessor shall approve, and the policies shall be held by lessor, or when appropriate, by the holder of any mortgage in which case copies of the policies or certificates of insurance shall be delivered by Lessee to Lessor. All policies shall require 30 days notice by registered mail to Lessor of any cancellation or change affecting any interest of Lessor.

XII.     UNLAWFUL OR DANGEROUS ACTIVITY:
         Lessee shall neither use nor occupy the demised premises or any part thereof for any unlawful, disreputable or ultra hazardous business purpose nor operate or conduct his business in a manner constituting a nuisance of any kind. Lessee shall immediately, on discovery of any unlawful, disreputable or ultra hazardous use, take action to halt such activity and keep such premises environmentally clean and safe.

XIII.     DEFAULT OR BREACH:
         Each of the following events shall constitute a default or breach of this lease by Lessee:

1. If Lessee, or any successor or assignee of Lessee while in possession, shall file a petition in bankruptcy or insolvency or for reorganization under any bankruptcy act, or shall voluntarily take advantage of any such act by answer or otherwise, or shall make an assignment fo the benefit of creditors.
2. If involuntary proceedings under any bankruptcy law or insolvency act shall be institute against Lessee, or if a receiver or trustee shall be appointed of all or substantially all of the property of Lessee, and such proceedings shall not be dismissed or the receivership or trusteeship vacated within 20 days after the institution or appointment.
3. If Lessee shall fail to pay Lessor any rent owed or additional rent when the rent shall become due within five days after written notice of such failure to lessee at the address above given. Lessee shall pay as additional rent the sum of $300.00. If such rent is not received on or before the 1st day of the month and lessor sends such written notice of default. Lessor shall extend to lessee, a five (5) day grace period relative to such rent payment.
4. If lessee shall fail to perform or comply with any of the conditions of this lease and if the nonperformance shall continue for a period of 10 days after notice thereof by Lessor to Lessee or, if the performance cannot be reasonably had within the 10 day period, Lessee shall not in good faith have commenced performance within the 10 day period and shall not diligently proceed to completion of performance.
5. If this lease or the estate of Lessee hereunder shall be transferred to or shall pass to or devolve on any other person or party, except in the manner herein permitted.
6. If Lessee fails to take possession of the demised premises on the term commencement date, or within 10 days after notice that the demised premises are available for occupancy, if the term commencement date is not fixed herein or shall be deferred as herein provided.

XIV.     EFFECT OF DEFAULT:
         In the event of any default hereunder, as set forth in Section I, the rights of Lessor shall be as follows:

1. Lessor shall have the right to cancel and terminate this lease, as well as all of the right, title and interest of lessee hereunder, by giving to lessee not less than 10 days notice of the cancellation and termination. On expiration of the time fixed in the notice; this lease and the right, title and interest of lessee hereunder, shall terminate in the same manner and with the same force and effect, except as to lessee's liability, as if the date fixed in the notice of cancellation and termination were the end of the term cancellation and termination were the end of the term herein originally determined.
2. Lessor may elect, but shall not be obligated to make any payment required by lessee herein or comply with any agreement, term or condition required hereby to be performed by Lessee, and the lessor shall have the right to enter the demised premises for the purpose of correcting or remedying any such default and to remain until the default has been corrected or remedied, but any expenditure for the correction by lessor shall not be deemed to waive or release the default of lessee or the right of lessor to take any action as may be other wise permissible hereunder in the case of any default.
3. Lessor may re-enter the premises immediately and remove the property and personnel of lessee, and store the property in a public warehouse or at a place selected by lessor, at the expense of lessee. After re-entry lessor may terminate the lease on giving 10 days written notice of termination to lessee. Without the notice, re-entry will not terminate the lease. On termination, the lessor may recover from lessee all damages proximately resulting from the breach, including the costs recovering the premises, and the present worth of the balance of this lease over the present worth of the reasonable rental value of the premises for the remainder of the lease term, which sum shall be immediately due lessor from lessee.
4. After re-entry, lessor may relet the premises or any part thereof for any term without terminating the lease, at the rent and on the terms as lessor may choose. Lessor may make alterations and repairs to the premises. The duties and liabilities of the parties if the premises are relet as provided herein shall be as follows:
a. In addition to lessee's liability to lessor for breach of the lease, lessee shall be liable for all expenses of the reletting, for the alterations and repairs made, and for the difference between the rent received by lessor under the new lease agreement and the rent installments that are due for the same period under this lease.
b. Lessor shall have the right, but shall not be required, to apply the rent received from the reletting for the premises (1) to reduce the indebtedness of lessee to lessor under the lease, not including indebtedness for rent, (2) to expenses of the reletting and alterations and repairs made, (3) to rent due under this lease, or (4) to payment of future rent under this lease as it becomes due.
                  If the new lessee does not pay a rent installment promptly to lessor, and the rent installment has been credited in advance of payment to the indebtedness of lessee other than rent, or if rentals from the new lessee have been otherwise applied by Lessor as provided for herein and during any rent installment period are less than the rent payable for the corresponding installment period under this lease, lessee shall pay lessor the deficiency, separately for each rent installment deficiency period, and before the end of that period. Lessor may at any time after a reletting terminate the lease for the breach on which lessor had based the re-entry and subsequently relet the premises.
5. After re-entry, lessor may procure the appointment of a receiver to take possession and collect rents and profits of the business of lessee, and, if necessary to collect the rents and profits. The receiver may take possession of the personal property used in the business of lessee, including inventory, trade fixtures, and furnishings, and use them in the business without compensating lessee. Proceedings for appointment of a receiver by lessor, or the appointment of a receiver, shall not terminate and forfeit this lease unless lessor has given written notice of termination to lessee as provided herein.

XV.      CONDEMNATION:
         Rights and duties in the event of condemnation are as follows:

         1. If the whole of the demised premises shall be taken or condemned by any public, or quasi-public use or purpose, this lease shall cease and terminate as of the date on which title shall vest thereby in that authority, and the rent reserved hereunder shall be apportioned and paid up to that date.
         2 .If only a portion of the demised premises shall be taken or condemned, this lease and the terms hereof shall not cease of terminate, but the rent payable after the date on which lessee shall be required to surrender possession of such portion shall be reduced in proportion to the decreased use suffered by lessee as the parties may agree or as shall be determined by arbitration.
         3. In the event of any taking or condemnation in whole or in part, the entire resulting award of consequential damages shall belong to lessor without any deduction therefrom for the value of the unexpired term of this lease or for any other estate or interest in the demised premises now or later vested in lessee. Lessee assigns to lessor all his right, title and interest in any and all such awards. If a separate award is made for moving expenses, business interruption and fixtures then such award of moving expenses, business interruption and fixtures shall belong to the lessee.
         4. In the event of a partial taking, lessor shall promptly proceed to restore the remainder of the building on the demised premises to a self-contained architectural unit.
         5. In case of any governmental action not resulting in the taking or condemnation of any portion of the demised premises but creating a right to compensation therefor, or if less than a fee title to all or any portion of the demised premises shall be taken or condemned by any governmental authority for temporary use of occupancy, this lease shall continue in full force and effect without reduction or abatement of rent, and the rights of the parties shall be unaffected by the other provisions of this section, but shall be governed by applicable law.

XVI.    DESTRUCTION OF PREMISES:
                  In the event of a partial destruction of the premises (not caused by lessee and/or its' agents and/or independent contractors) by fire or other cause for which lessee has provided insurance payable to lessor under paragraph XIII or condemnation during the term, lessor shall forth with repair the same, provided the repairs can be made within 30 days of receipt of such insurance or governmental authorities. Any partial destruction shall neither annul nor void this lease. If the repairs cannot be made in the specified time, lessor may, at lessor's option, make repairs within a reasonable time, this lease continuing in full force and effect and the rent to be proportionately rebated. In the event that lessor does not elect to make repairs that cannot be made in the specified time, or those repairs cannot be made under the laws and regulations of the applicable governmental authorities, this lease may be terminated at the option of either party. Should the building in which the demised premises are situated be destroyed as set forth herein or condemned to the extent of not less than 75 percent (75%) of the replacement cost thereof, this lease shall be terminated.

XVII.     SUBORDINATION:
                  This lease and all rights of lessee hereunder shall be subject and subordinate to the lien of any and all mortgages that may now or hereafter affect the demised premises, or any part thereof, and to any and all renewals, modifications or extensions of any such mortgages. Lessee shall on demand execute, acknowledge and deliver to lessor, without expense to lessor, any and all instruments that may be necessary or proper to subordinate this lease and all rights therein to the lien of any such mortgage or mortgages and each renewal, modification or extension, and if lessee shall fail at any time to execute, acknowledge and deliver any such subordination instrument, lessor in addition to any other remedies available in consequence thereof, may execute, acknowledge and deliver the same as lessee's attorney in fact and in lessee's name. Lessee hereby irrevocably makes, constitutes and appoints lessor, its successors and assigns, his attorney in fact for that purpose.

                  Lessor hereby covenants and warrants that, subject to Section XVIII, he is owner of the demised premises and that lessee, on payment of the rents herein provided for and the performance of the provisions hereof on its part to be performed, shall and may peacefully possess and enjoy the demised premises during the term hereof without any interruption or disturbance.

XVIII.    ACCESS TO PREMISES; SIGNS POSTED BY LESSOR:
                  Lessee shall permit lessor or its agents to enter the demised premises at all reasonable hours to inspect the premises or make repairs that lessee may neglect or refuse to make in accordance with the provisions of this lease, and also to show the premises to prospective buyers. At any time within one year prior to expiration of the term, lessor may show the premises to persons prior to expiration of the term, permit the usual notices of "For Rent" and "For Sale" to be place on the demised premises and to remain thereon without hindrance and molestation.

XIX.     EASEMENTS, AGREEMENTS OR ENCUMBRANCES:
                  The parties shall be bound by all existing easements, agreements and encumbrances of record relating to the demised premises, and lessor shall not be liable to lessee for any damages resulting from any action taken by a holder of an interest pursuant to the rights of that holder thereunder.

XX.    LIABILITY OF LESSOR:
                  Lessee shall be in exclusive control and possession of the demised premises, and lessor (except for acts of negligence of lessor) shall not be liable for any injury or damages to any property or to any person on or about the demised premises nor for any injury to any property of lessee. The provisions herein permitting lessor to enter and inspect the demised premises are made to insure that lessee is in compliance with the terms and conditions hereof and makes repairs that lessee has failed to make. Lessor shall not be liable to lessee for any entry on the premises for inspection purposes (except for acts of negligence of Lessor).

XXI.     RENT  ABATEMENT:
                  No abatement, diminution or reduction of rent shall be claimed or allowed to lessee or any person claiming under him under any circumstances, whether for inconvenience, discomfort, interruption of business or otherwise, arising from and during the restoration of the demised premises after the destruction or damage thereof by fire or other cause or the taking or condemnation of a portion only of the demised premises.

XXII.     STORAGE OF TOXIC MATERIALS, EXPLOSIVES AND FLAMMABLES PROHIBITED:

                 Lessee shall not, at anytime  whatsoever,  keep for use on the
         demised  premises  any  toxic  materials,   explosives  or  inflammable
         substances.

XXIII.     REPRESENTATIONS BY LESSOR:
                  At the  commencement  of the  term  lessee  shall  accept  the buildings and improvements and any equipment in their existing condition and state of repair and lessee agrees that no representations, statements or warranties, express or implied, have been made by or on behalf of lessor in respect thereto except as contained in the provisions of this lease.

XXIV.    WAIVERS:
                  The failure of lessor to insist on a strict performance of any of the terms and conditions hereof shall be deemed a waiver of the rights or remedies that lessor may have regarding that specific instance only, and shall not be deemed a waiver of any subsequent breach or default in any terms and conditions.

XXV.     NOTICE:
                  All notices to be given with respect to this lease shall be in writing. Each notice shall be sent by registered or certified mail, postage prepaid and return receipt requested, to the party to be notified at the address set forth herein or at such other address as either party may from time to time designate in writing.

                  Every notice shall be deemed to have been given at the time it shall be deposited in the United States mails in the manner prescribed herein. Nothing contained herein shall be construed to preclude personal service of a summons or other legal process.

XXVI.     ASSIGNMENT, MORTGAGE OR SUBLEASE:
                  Neither  lessee nor his  successors  or assigns  shall assign, mortgage, pledge or encumber this lease or sublet the demised premises in whole or in part, or permit the premises to be used or occupied by others, nor shall this lease be assigned or transferred by operation of law, without the prior consent in writing of lessor in each instance. Exception to this would be legal subsidiaries of lessee. After two years such consent is not to be unreasonably withheld. If this lease is assigned or transferred, or if all or any part of the demised premises is sublet or occupied by anybody other than lessee, lessor may, after default by lessee, collect rent from the assignee, transferee, subtenant, or occupant, and apply the net amount collected to the rent reserved herein, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of any agreement or condition hereof , or the acceptance of the assignee, transferee, subtenant or occupant as lessee. Lessee shall continue to be liable hereunder in accordance with the terms and conditions of this lease and shall not be released from the performance of the terms and conditions hereof. The consent by lessor to an assignment, mortgage, pledge or transfer shall not be construed to relieve lessee from obtaining the express written consent of lessor to any future transfer of interest.

XXVII.     OPTION TO RENEW:
         Lessor grants to lessee an option to renew this lease for a period of Three (3) years after expiration of the term of this lease. The rental rate shall be increased an amount equal to the Consumer Price Index
         (CPI) as noted for New York and area, each year of the renewal. All other terms and condition of this renewal lease to be the same as those herein. To exercise this option, lessee must give lessor written notice of the intention to do so at least six (6) months before this lease expires.

XXVIII.     SURRENDER OF POSSESSION:

                  Lessee shall, on the last day of the term, or on earlier termination and forfeiture of the lease, peaceably and quietly surrender and deliver the demised premises to lessor free of subtenancies, including all buildings, additions and improvements constructed or placed thereon by lessee, except moveable trade fixtures, all in good condition and repair subject to reasonable wear and tear (except to the extent provided for under paragraph XI, and XVI herein. Any trade fixtures or personal property not used in connection with the operation of the demised premises and belonging to Lessee, if not removed at the termination of default, and if lessor shall so elect, shall be deemed abandoned and become the property of lessor without any payment or offset therefor. Lessor may remove such fixtures or property from the demised premises and store them at the risk and expense of lessee if lessor shall not so elect. Lessee shall repair and restore all damage to the demised premises caused by the removal of equipment, trade fixtures and personal property.

XXIX.     REMEDIES OF LESSOR:
A. In the event of a breach or a threatened breach by lessee of any of the terms or conditions hereof, lessor shall have the right of injunction to restrain lessee and the right to invoke any remedy allowed by law or in equity, as if the specific remedies of indemnity or reimbursements were not provided herein.
B. The rights and remedies given to lessor in this lease are distinct, separate and cumulative and no one of them, whether or not exercised by lessor, shall be deemed to be in exclusion of any of the others herein, by law, or by equity provided.
C. In all cases hereunder, and in any suit, action or proceeding of any kind between the parties, it shall be presumptive evidence of the fact of the existence of a charge being due if lessor shall produce a bill, notice or certificate of any public official entitled to give that notice to the effect that such charge appears of record on the books in his office and has not been paid.
D. No receipt of money by lessor from lessee after default or cancellation of this lease in any lawful manner shall (1) reinstate, continue or extend the term or affect any notice given to lessee, (2) operated as a waiver of the right of lessor to enforce the payment of rent and additional rent then due or falling due, or (3) operated as a waiver of the right of lessor to recover possession of the demised premises by proper suit, action, proceeding or other remedy. After (1) service of notice of termination and forfeiture as herein provided and the expiration of the time specified therein (2) the commencement of any suit, action, proceeding or other remedy, or (3) final order or judgement for possession of the monies due, without in any manner affecting such notice, order or judgement. Any and all such monies so collected shall be deemed to be payment on account of the use and occupation of the demised premises or at the election of lessor, on account of the liability of lessee hereunder.

XXX.     TOTAL AGREEMENT; APPLICABLE TO SUCCESSORS:
                  This lease contains the entire agreement between the parties and cannot be changed to terminated except by a written instrument subsequently executed by the parties hereto. This lease and the terms and conditions hereof apply to and are binding on the heirs, legal representatives, successors and assigns of both parties.

XXXI.     INDEMNIFICATION - LIABILITIES AND LOSSES:
                  Lessee shall, at all times prior to the termination of this lease and to the delivery to a lessor possession of the demised premises and all improvements thereon, indemnify lessor against all liability, loss, cost, damage or expense sustained by lessor, including attorney's fees and other expenses of litigation arising prior to termination of the lease term and delivery to lessor of possession of the premises:
1. On account of or through the use of the demised premises or improvements or any part thereof or by any other reason for any purpose inconsistent with the provisions of this lease.
2. Arising out of, or directly or indirectly due to, any failure of lessee in any respect promptly and faithfully to satisfy his obligations under this lease.
3. Arising out of, or directly or indirectly due to, any accident or other occurrence causing injury to any person or persons or property resulting from the use of the demised premises and improvements or any part thereof.
4. For which the demised premises and improvements or any part thereof or the lessor as owner thereof or interested therein may hereafter without fault by lessor become liable, and especially, but not exclusively, any such liability, loss, cost, damage or expense that may arise under any statute, ordinance or regulation except such requirements as to which compliance is related to the improvements on the demised premises (other than improvements made by Lessee) and are not caused by use and occupancy of lessee. It is not intended by this clause that Lessee shall be responsible for liabilities imposed by the acts of others committed prior to the date of this lease.

                  Lessee also shall, at all times prior to termination of the lease term and delivery to lessor of possession of the premises, indemnify lessor against all liens and charges of any and every nature that may at any time be established against the premises or any improvements thereon or any part thereof as a consequence, direct or indirect, of any act or omission of lessee or as a consequence, direct or indirect, of the existence of lessee's interest under this lease.

XXXII.    NOTICE BY LESSEE OF LITIGATION - PAYMENT OF ATTORNEY'S FEES AND COSTS:
                  Within five days after lessee has knowledge of any material litigation or other proceeding that shall be instituted against lessee, against the demised premises to secure or recover possession thereof, or that may affect the title to or the interest of lessor in the demised premises, lessee shall give written notice thereof to lessor.
                  Lessee shall pay all reasonable attorney's fees and costs on behalf of lessor if (a) lessor institutes litigation against lessee for a breach of the terms and conditions of this lease, (b) lessor institutes litigation against lessee for an unlawful detainer of the demised premises, or (c) lessor is made a part to litigation against lessee instituted by a third party, relating to the demised premises, wherein lessor is not at fault. The reasonable attorney's fees and costs incurred by lessor herein shall be paid by lessee whether litigation is prosecuted to judgement or not.
                  The payment of all attorney's fees and court costs required hereby shall be made to lessor as additional rental and shall be due in full on the next regular date for a rental payment. This additional rental shall be subject to an interest charge of eighteen (18%) per cent per annum, and lessor may enforce the payment by using any remedy available at law or under this lease of the collection of past due rent.

XXXIII.    APPLICABLE LAW:
                  This   agreement   shall  be  governed  by  and  construed  in
accordance with the laws of the State of New York.

                  IN WITNESS WHEREOF, the parties have executed this lease in the State of New York the day and year first above written.



                            /s/ Jean K. Woodward
                            Jean K. Woodward, Lessor


                             By: /s/ James L. Kehoe
James L. Kehoe, Lessee

/s/ Kathleen N. Martin
Witness

Exhibit 10(c)
                                LEASE BUILDING 5


LEASE MADE THIS 29th.  DAY OF   December ,   1999

BETWEEN Jean K. Woodward, owner, as may be represented by William Woodward (William Woodward Enterprises) residing at 50 Riverview Drive, Marlboro, New York 12542-5310 herein referred to as Lessor,

AND       Sono-Tek Corporation, having it's principal place of business at
2012 Route 9-W, Milton Industrial Park, Milton, New York 12547, herein referred to as Lessee.

                                                      RECITALS:

A. Lessor is the sole owner of the premises described below and desires to lease the premises to a suitable Lessee for business purposes.
B. Lessee desires to lease the premises for the purpose of conducting a business of light manufacturing, electronics and related machinery and equipment and storage.
C. The parties desire to enter a lease agreement defining their rights, duties and liabilities relating to the premises.

In consideration of the mutual covenants contained herein, the parties agree as follows:

I.  SUBJECT AND PURPOSES:
         Lessor leases a free standing building containing approximately 2,000 square feet of space known as Phase VI, Building 5, in the south east sector of the Milton Industrial Park, in the County of Ulster, State of New York and more particularly described as follows:
         A free standing masonry and steel building measuring 50 feet wide and 40 feet deep with a single slope roof and canopy overhang. Building contains one bathroom, radiant natural gas heat, fluorescent lighting, one truck dock and one drive-in overhead door.

II.   TERM AND RENT:
         Lessor demises the above premises for a term of two years and eleven months, commencing January 1, 2000 and terminating on November 30, 2002 at five o'clock P.M.., or sooner as provided herein, at the annual rental of Nine Thousand Dollars ($9,000.00).
         Such sums are payable in advance on January first for the first year and on the anniversary date for each succeeding year. However and provided the lessee is not otherwise in default, the lessee for convenience and with the consent of the lessor may pay such annual rent in equal monthly installments of $750.00 in advance on the first day of each month for that month's rental, during the term of this lease. All rental payments shall be made to Lessor at the address specified above. Lessee shall pay the rent as specified herein and in Section Three hereof.

III.   ADDITIONAL RENT:
         All taxes, charges, costs, and expenses that Lessee assumes or agrees to pay hereunder, together with all interest and penalties that may accrue thereon in the event of the failure of Lessee to pay those items, and all other damages, costs, expenses, and sums that Lessor may suffer or incur, or that may become due by reason of any default of Lessee or failure by Lessee to comply with the terms and conditions of this lease shall be deemed to be additional rent, and, in the event of nonpayment, lessor shall have all the rights and remedies as herein provided for failure to pay rent.

IV.   UTILITIES NOT FURNISHED BY LESSOR - ENTIRE RESPONSIBILITY OF LESSEE:
         Lessee shall initiate, contract for, and obtain, in its name, electric, gas, and telephone utility services as required on the demised premises. Lessee agrees to maintain a minimum temperature of 45 degrees F. at all times in the demised premises and to prevent interior water lines from freezing. Lessee shall pay all charges for those services as they become due.
         Lessee shall indemnify and hold harmless lessor from any claims whatsoever arising out of lessee's failure to pay for utility services and/or the charges therefor. Lessee shall pay Lessor's attorney's fees arising out of any claims against Lessor arising out of charges for Lessee's utility services.
         Except in the case of acts of negligence committed by Lessor, Lessor shall not be liable for any personal injury or property damage resulting form the negligent operation or faulty installation of utility services provided for use on the demised premises, nor shall Lessor be liable for any injury or damage suffered by lessee as a result of the failure to make necessary repairs to the utility facilities.
         Lessee shall be liable for any injury or damages to the equipment of service lines of the utility suppliers that are located on the demised premises, resulting from the negligent or deliberate acts of lessee, or the agents or employees of lessee.

V.    BROKERS COMMISSION:
         There is no Broker's Commission payable or due from either the Lessor or the Lessee.

VI.    IMPROVEMENTS TO BE MADE TO PREMISES:
         The lessor gives permission to the lessee to work in the electric panels and to construct interior partitions and offices as lessee may require. All work must be done by a licensed electrician.

VII:     ALTERATIONS, ADDITIONS AND IMPROVEMENTS:

A. Subject to the limitation that no portion of the building on the demised premises shall be demolished or removed by Lessee without the prior written consent of Lessor, and , if necessary, of any mortgagee. Lessee may at any time during the lease term subject to the conditions set forth below and at his own expense, make alterations, additions, or improvements in and to the demised premisses and the building. Alterations shall be performed in a workmanlike manner and shall not weaken or impair the structural strength, or lessen the value, of the building on the premises, or change the purposes for which the building, or any pert thereof, may be used.
B. Conditions with respect to alterations, additions or improvements are as follows:

                           1. Before commencement of any work all plans and specifications shall be filed with and approved by all governmental departments or authorities having jurisdiction and any public utility company having an interest therein, and all work shall be done in accordance with requirements of local regulations. The plans and specifications of any alterations shall be submitted to the Lessor for written approval prior to commencing work. Said approval not to be unreasonably withheld. As of the date hereof, lessor agrees that lessee may install a telephone cable overhead between the lessees's current premises and the demised premises herein. The lessee shall have the right to install one identification sign at the main entrance to the demised premises. Such sign shall not violate local building codes. At the end of the term of this lease the lessee shall at the option of lessor remove such alterations as are designated by lessor.

C. Alterations, additions and improvements on or in the demised premises may commence upon the signing of this agreement. All additions and improvements that may be erected or installed prior to or during the term, shall become part of the demised premises and the sole property of Lessor, except that all movable trade fixtures installed by lessee shall be and remain the property of Lessee.

VIII.    TAXES AND OTHER CHARGES:
         Lessor shall pay and discharge when due all state, municipal and local real estate taxes, inheritance, succession and , assessments, levies and other charges, general and special, ordinary and extraordinary, of whatever name, nature and kind that are or may be during the term hereof or any renewal, beginning with the fiscal year 2000, levied, assessed, imposed or charged on the land or the premises hereby demised or on the (building or buildings) and improvements now thereon or hereafter to be built or made thereon, and all of which may be levied, assessed, imposed or charged on or against the leasehold estate hereby created and on the reversionary estate in the demised premises during the term hereof or any renewal.

IX.     REPAIRS:
         Lessee shall, at all times during the lease and at his own cost and expense, repair, replace and maintain in good, safe and substantial condition, all buildings and any improvements, additions, and alterations on the demised premises, and shall use all reasonable precaution to prevent waste, damage or injury to the demised premises. It is intended that this clause refers to non-structural repairs, unless structural repairs are necessitated by the conduct of lessee, its agents or assigns. In such case, lessee shall be responsible for structural repairs.

         Lessor shall maintain the building exterior, lawn and landscaping. Lessor shall be responsible for snow removal, and grounds cleaning. Lessor shall replace all shrubs to the property which have died.

          Lessee shall remove snow and debris from walkways and in front of doors.. Lessee shall be responsible for office cleaning, window cleaning, refuse removal, maintenance of light fixtures, bi-annual service of heating equipment, and to maintain all plumbing fixtures against leaks and water wasting.

X.     SECURITY DEPOSIT:
         Lessee shall deposit $750.00 with lessor upon the signing here of, which amount shall be held by Lessor as security for the full and timely performance by lessee of the terms and conditions herein and of the payment of any final judgement that may be rendered against Lessee for a breach of those terms and conditions. The funds shall be deposited in a day of deposit/day of withdrawal interest bearing account for the benefit of the Lessee, who shall provide their Federal I.D. number for such purposes. The rights of Lessor against Lessee for a breach of this lease shall in no way be limited or restricted by this security deposit, but Lessor shall have the absolute right to pursue any available remedy to protect its interests herein, as if this security deposit had not been made. The deposit shall be returned to Lessee at the expiration of the lease provided that all the terms and conditions herein contained have been fully performed by Lessee. Should the demised premises be sold, Lessor may transfer or deliver this security deposit to the purchaser of the interest, and Lessor shall then be discharged from any further liability with respect to the security deposit.

XI.     INSURANCE:
A. In the term of the lease and for any further time that Lessee shall hold the demised premises, Lessee shall obtain and maintain at his expense the following types and mounts of insurance:
                                    Personal    Injury   and   Property   Damage
                  Insurance. Insurance against liability for bodily injury and property damage in the sum of Two Million Dollars ($2,000,000.00) per claimant and in the sum of Five Million Dollars ($5,000,000.00) per occurrence.

B. All insurance provided by Lessee as required by this section shall be carried in favor of Lessor and Lessee as their respective interests may appear, and in the case of insurance against damage to the demised premises by fire and other casualty, shall provide that loss, if any, shall be adjusted with and be payable to Lessor. If required by Lessor, any insurance against fire or other casualty shall provide that loss shall be payable to the holder under a standard mortgage clause. Rent insurance and the proceeds are hereby assigned to lessor to be held by Lessor as security for the payment of the rent and any additional rent hereunder until restoration of the premises. All insurance shall be written with responsible companies that Lessor shall approve, and the policies shall be held by lessor, or when appropriate, by the holder of any mortgage in which case copies of the policies or certificates of insurance shall be delivered by Lessee to Lessor. All policies shall require 30 days notice by registered mail to Lessor of any cancellation or change affecting any interest of Lessor.

XII.     UNLAWFUL OR DANGEROUS ACTIVITY:
         Lessee shall neither use nor occupy the demised premises or any part thereof for any unlawful, disreputable or ultra hazardous business purpose nor operate or conduct his business in a manner constituting a nuisance of any kind. Lessee shall immediately, on discovery of any unlawful, disreputable or ultra hazardous use, take action to halt such activity and keep such premises environmentally clean and safe.

XIII.     DEFAULT OR BREACH:
         Each of the following events shall constitute a default or breach of this lease by Lessee:

1. If Lessee, or any successor or assignee of Lessee while in possession, shall file a petition in bankruptcy or insolvency or for reorganization under any bankruptcy act, or shall voluntarily take advantage of any such act by answer or otherwise, or shall make an assignment for the benefit of creditors.
2. If involuntary proceedings under any bankruptcy law or insolvency act shall be institute against Lessee, or if a receiver or trustee shall be appointed of all or substantially all of the property of Lessee, and such proceedings shall not be dismissed or the receivership or trusteeship vacated within 20 days after the institution or appointment.
3. If Lessee shall fail to pay Lessor any rent owed or additional rent when the rent shall become due within five days after written notice of such failure to lessee at the address above given. Lessee shall pay as additional rent the sum of $300.00. If such rent is not received on or before the 1st day of the month and lessor sends such written notice of default. Lessor shall extend to lessee, a five (5) day grace period relative to such rent payment.
4. If lessee shall fail to perform or comply with any of the conditions of this lease and if the nonperformance shall continue for a period of 10 days after notice thereof by Lessor to Lessee or, if the performance cannot be reasonably had within the 10 day period, Lessee shall not in good faith have commenced performance within the 10 day period and shall not diligently proceed to completion of performance.
5. If this lease or the estate of Lessee hereunder shall be transferred to or shall pass to or devolve on any other person or party, except in the manner herein permitted.
6. If Lessee fails to take possession of the demised premises on the term commencement date, or within 10 days after notice that the demised premises are available for occupancy, if the term commencement date is not fixed herein or shall be deferred as herein provided.

XIV.     EFFECT OF DEFAULT:
         In the event of any default hereunder, as set forth in Section I, the rights of Lessor shall be as follows:

1. Lessor shall have the right to cancel and terminate this lease, as well as all of the right, title and interest of lessee hereunder, by giving to lessee not less than 10 days notice of the cancellation and termination. On expiration of the time fixed in the notice; this lease and the right, title and interest of lessee hereunder, shall terminate in the same manner and with the same force and effect, except as to lessee's liability, as if the date fixed in the notice of cancellation and termination were the end of the term cancellation and termination were the end of the term herein originally determined.
 . Lessor may elect, but shall not be obligated to make any payment required by lessee herein or comply with any agreement, term or condition required hereby to be performed by Lessee, and the lessor shall have the right to enter the demised premises for the purpose of correcting or remedying any such default and to remain until the default has been corrected or remedied, but any expenditure for the correction by lessor shall not be deemed to waive or release the default of lessee or the right of lessor to take any action as may be other wise permissible hereunder in the case of any default.
3. Lessor may re-enter the premises immediately and remove the property and personnel of lessee, and store the property in a public warehouse or at a place selected by lessor, at the expense of lessee. After re-entry lessor may terminate the lease on giving 10 days written notice of termination to lessee. Without the notice, re-entry will not terminate the lease. On termination, the lessor may recover from lessee all damages proximately resulting from the breach, including the costs recovering the premises, and the present worth of the balance of this lease over the present worth of the reasonable rental value of the premises for the remainder of the lease term, which sum shall be immediately due lessor from lessee.
4. After re-entry, lessor may relet the premises or any part thereof for any term without terminating the lease, at the rent and on the terms as lessor may choose. Lessor may make alterations and repairs to the premises. The duties and liabilities of the parties if the premises are relet as provided herein shall be as follows:
                           a. In addition to lessee's liability to lessor for breach of the lease, lessee shall be liable for all expenses of the reletting, for the alterations and repairs made, and for the difference between the rent received by lessor under the new lease agreement and the rent installments that are due for the same period under this lease. b. Lessor shall have the right, but shall not be required, to apply the rent received from the reletting for the premises (1) to reduce the indebtedness of lessee to lessor under the lease, not including indebtedness for rent, (2) to expenses of the reletting and alterations and repairs made, (3) to rent due under this lease, or (4) to payment of future rent under this lease as it becomes due.
                  If the new lessee does not pay a rent installment promptly to lessor, and the rent installment has been credited in advance of payment to the indebtedness of lessee other than rent, or if rentals from the new lessee have been otherwise applied by Lessor as provided for herein and during any rent installment period are less than the rent payable for the corresponding installment period under this lease, lessee shall pay lessor the deficiency, separately for each rent installment deficiency period, and before the end of that period. Lessor may at any time after a reletting terminate the lease for the breach on which lessor had based the re-entry and subsequently relet the premises.
5. After re-entry, lessor may procure the appointment of a receiver to take possession and collect rents and profits of the business of lessee, and, if necessary to collect the rents and profits. The receiver may take possession of the personal property used in the business of lessee, including inventory, trade fixtures, and furnishings, and use them in the business without compensating lessee. Proceedings for appointment of a receiver by lessor, or the appointment of a receiver, shall not terminate and forfeit this lease unless lessor has given written notice of termination to lessee as provided herein.

XV.      CONDEMNATION:
         Rights and duties in the event of condemnation are as follows:

         1. If the whole of the demised premises shall be taken or condemned by any public, or quasi-public use or purpose, this lease shall cease and terminate as of the date on which title shall vest thereby in that authority, and the rent reserved hereunder shall be apportioned and paid up to that date.
         2 .If only a portion of the demised premises shall be taken or condemned, this lease and the terms hereof shall not cease of terminate, but the rent payable after the date on which lessee shall be required to surrender possession of such portion shall be reduced in proportion to the decreased use suffered by lessee as the parties may agree or as shall be determined by arbitration.
         3. In the event of any taking or condemnation in whole or in part, the entire resulting award of consequential damages shall belong to lessor without any deduction therefrom for the value of the unexpired term of this lease or for any other estate or interest in the demised premises now or later vested in lessee. Lessee assigns to lessor all his right, title and interest in any and all such awards. If a separate award is made for moving expenses, business interruption and fixtures then such award of moving expenses, business interruption and fixtures shall belong to the lessee.
         4. In the event of a partial taking, lessor shall promptly proceed to restore the remainder of the building on the demised premises to a self-contained architectural unit.
         5. In case of any governmental action not resulting in the taking or condemnation of any portion of the demised premises but creating a right to compensation therefor, or if less than a fee title to all or any portion of the demised premises shall be taken or condemned by any governmental authority for temporary use of occupancy, this lease shall continue in full force and effect without reduction or abatement of rent, and the rights of the parties shall be unaffected by the other provisions of this section, but shall be governed by applicable law.

XVI.    DESTRUCTION OF PREMISES:
                  In the event of a partial destruction of the premises (not caused by lessee and/or its' agents and/or independent contractors) by fire or other cause for which lessee has provided insurance payable to lessor under paragraph XIII or condemnation during the term, lessor shall forth with repair the same, provided the repairs can be made within 30 days of receipt of such insurance or governmental authorities. Any partial destruction shall neither annul nor void this lease. If the repairs cannot be made in the specified time, lessor may, at lessor's option, make repairs within a reasonable time, this lease continuing in full force and effect and the rent to be proportionately rebated. In the event that lessor does not elect to make repairs that cannot be made in the specified time, or those repairs cannot be made under the laws and regulations of the applicable governmental authorities, this lease may be terminated at the option of either party. Should the building in which the demised premises are situated be destroyed as set forth herein or condemned to the extent of not less than 75 percent (75%) of the replacement cost thereof, this lease shall be terminated.

XVII.     SUBORDINATION:
                  This lease and all rights of lessee hereunder shall be subject and subordinate to the lien of any and all mortgages that may now or hereafter affect the demised premises, or any part thereof, and to any and all renewals, modifications or extensions of any such mortgages. Lessee shall on demand execute, acknowledge and deliver to lessor, without expense to lessor, any and all instruments that may be necessary or proper to subordinate this lease and all rights therein to the lien of any such mortgage or mortgages and each renewal, modification or extension, and if lessee shall fail at any time to execute, acknowledge and deliver any such subordination instrument, lessor in addition to any other remedies available in consequence thereof, may execute, acknowledge and deliver the same as lessee's attorney in fact and in lessee's name. Lessee hereby irrevocably makes, constitutes and appoints lessor, its successors and assigns, his attorney in fact for that purpose.

                  Lessor hereby covenants and warrants that, subject to Section XVIII, he is owner of the demised premises and that lessee, on payment of the rents herein provided for and the performance of the provisions hereof on its part to be performed, shall and may peacefully possess and enjoy the demised premises during the term hereof without any interruption or disturbance.

XVIII.    ACCESS TO PREMISES; SIGNS POSTED BY LESSOR:
                  Lessee shall permit lessor or its agents to enter the demised premises at all reasonable hours to inspect the premises or make repairs that lessee may neglect or refuse to make in accordance with the provisions of this lease, and also to show the premises to prospective buyers. At any time within one year prior to expiration of the term, lessor may show the premises to persons prior to expiration of the term, permit the usual notices of "For Rent" and "For Sale" to be place on the demised premises and to remain thereon without hindrance and molestation.

XIX.     EASEMENTS, AGREEMENTS OR ENCUMBRANCES:
                  The parties shall be bound by all existing easements, agreements and encumbrances of record relating to the demised premises, and lessor shall not be liable to lessee for any damages resulting from any action taken by a holder of an interest pursuant to the rights of that holder thereunder.

XX.    LIABILITY OF LESSOR:
                  Lessee shall be in exclusive control and possession of the demised premises, and lessor (except for acts of negligence of lessor) shall not be liable for any injury or damages to any property or to any person on or about the demised premises nor for any injury to any property of lessee. The provisions herein permitting lessor to enter and inspect the demised premises are made to insure that lessee is in compliance with the terms and conditions hereof and makes repairs that lessee has failed to make. Lessor shall not be liable to lessee for any entry on the premises for inspection purposes (except for acts of negligence of Lessor).

XXI.     RENT  ABATEMENT:
                  No abatement, diminution or reduction of rent shall be claimed or allowed to lessee or any person claiming under him under any circumstances, whether for inconvenience, discomfort, interruption of business or otherwise, arising from and during the restoration of the demised premises after the destruction or damage thereof by fire or other cause or the taking or condemnation of a portion only of the demised premises.

XXII.     STORAGE OF TOXIC MATERIALS, EXPLOSIVES AND FLAMMABLES PROHIBITED:
                  Lessee shall not, at anytime  whatsoever,  keep for use on the demised premises any toxic materials, explosives or inflammable substances. Except such materials as may be required in the lessee's day to day business operation and subject to all environmental and OSHA rules and regulations. Lessor is to be advised of the storage and use of any such materials.

XXIII.     REPRESENTATIONS BY LESSOR:
                  At the  commencement  of the  term  lessee  shall  accept  the buildings and improvements and any equipment in their existing condition and state of repair and lessee agrees that no representations, statements or warranties, express or implied, have been made by or on behalf of lessor in respect thereto except as contained in the provisions of this lease.

XXIV.    WAIVERS:
                  The failure of lessor to insist on a strict performance of any of the terms and conditions hereof shall be deemed a waiver of the rights or remedies that lessor may have regarding that specific instance only, and shall not be deemed a waiver of any subsequent breach or default in any terms and conditions.

XXV.     NOTICE:

                  All notices to be given with respect to this lease shall be in writing. Each notice shall be sent by registered or certified mail, postage prepaid and return receipt requested, to the party to be notified at the address set forth herein or at such other address as either party may from time to time designate in writing.

                  Every notice shall be deemed to have been given at the time it shall be deposited in the United States mails in the manner prescribed herein. Nothing contained herein shall be construed to preclude personal service of a summons or other legal process.

XXVI.     ASSIGNMENT, MORTGAGE OR SUBLEASE:
                  Neither  lessee nor his  successors  or assigns  shall assign, mortgage, pledge or encumber this lease or sublet the demised premises in whole or in part, or permit the premises to be used or occupied by others, nor shall this lease be assigned or transferred by operation of law, without the prior consent in writing of lessor in each instance. Exception to this would be legal subsidiaries of lessee. After two years such consent is not to be unreasonably withheld. If this lease is assigned or transferred, or if all or any part of the demised premises is sublet or occupied by anybody other than lessee, lessor may, after default by lessee, collect rent from the assignee, transferee, subtenant, or occupant, and apply the net amount collected to the rent reserved herein, but no such assignment, subletting, occupancy or collection shall be deemed a waiver of any agreement or condition hereof , or the acceptance of the assignee, transferee, subtenant or occupant as lessee. Lessee shall continue to be liable hereunder in accordance with the terms and conditions of this lease and shall not be released from the performance of the terms and conditions hereof. The consent by lessor to an assignment, mortgage, pledge or transfer shall not be construed to relieve lessee from obtaining the express written consent of lessor to any future transfer of interest.

XXVII.     OPTION TO RENEW:
         Lessor grants to lessee an option to renew this lease for a period of Three (3) years after expiration of the term of this lease. The rental rate shall be increased an amount equal to the Consumer Price Index (CPI) as noted for New York and area, each year of the renewal. All other terms and condition of this renewal lease to be the same as those herein. To exercise this option, lessee must give lessor written notice of the intention to do so at least six
(6) months before this lease expires.

XXVIII.     SURRENDER OF POSSESSION:
                  Lessee shall, on the last day of the term, or on earlier termination and forfeiture of the lease, peaceably and quietly surrender and deliver the demised premises to lessor free of subtenancies, including all buildings, additions and improvements constructed or placed thereon by lessee, except moveable trade fixtures, all in good condition and repair subject to reasonable wear and tear (except to the extent provided for under paragraph XI, and XVI herein. Any trade fixtures or personal property not used in connection with the operation of the demised premises and belonging to Lessee, if not removed at the termination of default, and if lessor shall so elect, shall be deemed abandoned and become the property of lessor without any payment or offset therefor. Lessor may remove such fixtures or property from the demised premises and store them at the risk and expense of lessee if lessor shall not so elect. Lessee shall repair and restore all damage to the demised premises caused by the removal of equipment, trade fixtures and personal property.

XXIX.     REMEDIES OF LESSOR:
A. In the event of a breach or a threatened breach by lessee of any of the terms or conditions hereof, lessor shall have the right of injunction to restrain lessee and the right to invoke any remedy allowed by law or in equity, as if the specific remedies of indemnity or reimbursements were not provided herein.
B. The rights and remedies given to lessor in this lease are distinct, separate and cumulative and no one of them, whether or not exercised by lessor, shall be deemed to be in exclusion of any of the others herein, by law, or by equity provided.
C. In all cases hereunder, and in any suit, action or proceeding of any kind between the parties, it shall be presumptive evidence of the fact of the existence of a charge being due if lessor shall produce a bill, notice or certificate of any public official entitled to give that notice to the effect that such charge appears of record on the books in his office and has not been paid.
D. No receipt of money by lessor from lessee after default or cancellation of this lease in any lawful manner shall (1) reinstate, continue or extend the term or affect any notice given to lessee, (2) operated as a waiver of the right of lessor to enforce the payment of rent and additional rent then due or falling due, or (3) operated as a waiver of the right of lessor to recover possession of the demised premises by proper suit, action, proceeding or other remedy. After (1) service of notice of termination and forfeiture as herein provided and the expiration of the time specified therein (2) the commencement of any suit, action, proceeding or other remedy, or (3) final order or judgement for possession of the monies due, without in any manner affecting such notice, order or judgement. Any and all such monies so collected shall be deemed to be payment on account of the use and occupation of the demised premises or at the election of lessor, on account of the liability of lessee hereunder.

XXX.     TOTAL AGREEMENT; APPLICABLE TO SUCCESSORS:
                  This lease contains the entire agreement between the parties and cannot be changed to terminated except by a written instrument subsequently executed by the parties hereto. This lease and the terms and conditions hereof apply to and are binding on the heirs, legal representatives, successors and assigns of both parties.

XXXI.     INDEMNIFICATION - LIABILITIES AND LOSSES:
                  Lessee shall, at all times prior to the termination of this lease and to the delivery to a lessor possession of the demised premises and all improvements thereon, indemnify lessor against all liability, loss, cost, damage or expense sustained by lessor, including attorney's fees and other expenses of litigation arising prior to termination of the lease term and delivery to lessor of possession of the premises:
1. On account of or through the use of the demised premises or improvements or any part thereof or by any other reason for any purpose inconsistent with the provisions of this lease.
2. Arising out of, or directly or indirectly due to, any failure of lessee in any respect promptly and faithfully to satisfy his obligations under this lease.
3. Arising out of, or directly or indirectly due to, any accident or other occurrence causing injury to any person or persons or property resulting from the use of the demised premises and improvements or any part thereof.
4. For which the demised premises and improvements or any part thereof or the lessor as owner thereof or interested therein may hereafter without fault by lessor become liable, and especially, but not exclusively, any such liability, loss, cost, damage or expense that may arise under any statute, ordinance or regulation except such requirements as to which compliance is related to the improvements on the demised premises (other than improvements made by Lessee) and are not caused by use and occupancy of lessee. It is not intended by this clause that Lessee shall be responsible for liabilities imposed by the acts of others committed prior to the date of this lease.

                  Lessee also shall, at all times prior to termination of the lease term and delivery to lessor of possession of the premises, indemnify lessor against all liens and charges of any and every nature that may at any time be established against the premises or any improvements thereon or any part thereof as a consequence, direct or indirect, of any act or omission of lessee or as a consequence, direct or indirect, of the existence of lessee's interest under this lease.

XXXII.    NOTICE BY LESSEE OF LITIGATION - PAYMENT OF ATTORNEY'S FEES AND COSTS:

                  Within five days after lessee has knowledge of any material litigation or other proceeding that shall be instituted against lessee, against the demised premises to secure or recover possession thereof, or that may affect the title to or the interest of lessor in the demised premises, lessee shall give written notice thereof to lessor.
                  Lessee shall pay all reasonable attorney's fees and costs on behalf of lessor if (a) lessor institutes litigation against lessee for a breach of the terms and conditions of this lease, (b) lessor institutes litigation against lessee for an unlawful detainer of the demised premises, or (c) lessor is made a part to litigation against lessee instituted by a third party, relating to the demised premises, wherein lessor is not at fault. The reasonable attorney's fees and costs incurred by lessor herein shall be paid by lessee whether litigation is prosecuted to judgement or not.
                  The payment of all attorney's fees and court costs required hereby shall be made to lessor as additional rental and shall be due in full on the next regular date for a rental payment. This additional rental shall be subject to an interest charge of eighteen (18%) per cent per annum, and lessor may enforce the payment by using any remedy available at law or under this lease of the collection of past due rent.

XXXIII.    APPLICABLE LAW:
                  This   agreement   shall  be  governed  by  and  construed  in
accordance with the laws of the State of New York.

                  IN WITNESS WHEREOF, the parties have executed this lease in the State of New York the day and year first above written.



                            By. s/s Jean K. Woodward
                            Jean K. Woodward, Lessor


                             By: s/s James L. Kehoe
James L. Kehoe, Lessee

 ---------------------------------------------
Witness

Exhibit 23(a)

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 333-60481 on Form S-8 of Sono-Tek Corporation of our report dated May 26, 2000 appearing in the Annual Report on Form 10-K of Sono-Tek Corporation for the year ended February 29, 2000.

DELOITTE & TOUCHE LLP
Stamford, Connecticut
May 26, 2000


--------
1Should be read in conjunction with the Consolidated Financial Statements and notes thereto.
2 Upon conversion of $530,000 of Subordinated Debt to equity, the Company expensed $354,280 of which $302,857 is due to the lowering of the conversion price from $.70 to $.30 and $51,423 is due to the value of the new warrants granted. 3 Stock options for employees and outside consultants are antidilutive during Fiscal 1999 and Fiscal 2000 as a result of the net loss and therefore are not considered in the Diluted EPS calculation. 4 Total Assets increased in Fiscal 2000 due to the purchase of S&K Products International on August 3, 1999 and from the proceeds from financing activites.

5 The Long-Term Liabilities increased in Fiscal 2000 due to a new loan of $450,000 plus long term and subordinated liabilites assumed in connection with the S&K acquisition.

6 The Long-Term Liabilities decreased in Fiscal 1999 due to the conversion of the Subordinated Convertible Debt of $530,000 to equity.