Form 10-Q
period 2000-05-31
SONO TEK CORP
filed 2000-07-14
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2000

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

                          2012 Rt. 9W, Milton, NY 12547
               (Address of Principal Executive Offices) (Zip Code)

         Registrant's telephone no., including area code: (845) 795-2020

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding as of
                  Class                                     July 12, 2000

Common Stock, par value $.01 per share                        8,954,855

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                         Page


Item 1 - Consolidated Financial Statements:                            1 - 3


Consolidated Balance Sheets - May 31, 2000 (Unaudited) and
         February 29, 2000                                               1


Consolidated Statements of Operations - Three Months Ended
         May 31, 2000 and 1999 (Unaudited)                               2


Consolidated Statements of Cash Flows - Three Months Ended
         May 31, 2000 and 1999 (Unaudited)                               3


Notes to Consolidated Financial Statements                             4 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  10 - 12

Item 3 - Quantitative and Qualitative Disclosure About Market Risk    12 - 13

Part II - Other Information                                              13

Signatures                                                               14

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                         May 31,          February 29,
                                                                                          2000                 2000
Current Assets                                                                          Unaudited
     Cash and cash equivalents                                                          $  92,097          $    8,176
     Accounts receivable (less allowance of $45,997 and $39,997
         at May 31 and February 29, respectively)                                         820,752           1,619,639
     Inventories (Note 4)                                                                 957,488           1,224,380
     Prepaid expenses and other current assets                                             94,440              74,308
                                                                                           ------              ------
                  Total current assets                                                  1,964,777           2,926,503
Equipment, furnishings and leasehold improvements (less accumulated depreciation of $485,236 and $469,011 at May 31 and February 29,
     respectively)                                                                        314,566             256,994
Intangible assets, net:
     Goodwill (Note 1)                                                                  1,211,197           1,232,571
     Patents and patents pending (Note 1)                                                  30,142              31,642
     Deferred financing fees                                                               30,787              32,563
                                                                                           ------              ------
                  Total intangible assets                                               1,272,126           1,296,776
Long-term equity investment, net (Note 5)                                                  17,916              19,310
Other assets                                                                               14,442              14,542
                                                                                           ------              ------
TOTAL ASSETS                                                                           $3,583,827          $4,514,125
                                                                                       ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                    $698,701            $847,135
     Deferred revenue                                                                           0             725,491
     Accrued expenses                                                                     749,646             437,342
     Revolving Line of Credit                                                             350,000             334,307
     Short term loans-related parties (Notes 6 and 10)                                    113,084             239,084
     Current maturities of long term debt (Note 7)                                        236,925             220,532
     Short term convertible loan (Note 8)                                                       0             100,000
                                       -                                                 --------             -------
                  Total current liabilities                                             2,148,356           2,903,891
Subordinated mezzanine debt                                                               387,496             382,060
Long term debt, less current maturities  (Note 7)                                         223,950             273,544
Subordinated convertible loans-related parties                                            150,000             150,000
                                                                                          -------             -------
                  Total liabilities                                                     2,909,802           3,709,495
                                                                                        ---------           ---------
Commitments and Contingencies                                                                   -                   -
Put Warrants                                                                               77,000              77,000

Stockholders' Equity
     Common stock, $.01 par value;  25,000,000 shares authorized,  8,954,855 and
       8,886,613 shares issued and outstanding at
       May 31 and February 29, respectively                                                89,549              88,666
     Additional paid-in capital                                                         5,844,042           5,711,800
     Accumulated deficit                                                               (5,336,566)         (5,072,836)
                                                                                       ----------          ----------
                  Total stockholders' equity                                              597,025             727,630
                                                                                          -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $3,583,827          $4,514,125
                                                                                       ==========          ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Three Months Ended May 31,
                                                                                                  Unaudited
                                                                                           2000                1999

Net Sales                                                                              $1,973,033            $805,329
Cost of Goods Sold                                                                      1,227,078             345,571
                                                                                        ---------             -------
                  Gross Profit                                                            745,955             459,758
                                                                                          -------             -------

Operating Expenses
     Research and product development costs                                               237,131             111,249
     Marketing and selling expenses                                                       403,698             217,105
     General and administrative costs                                                     210,543             116,199
                                                                                          -------             -------

                  Total Operating Expenses                                                851,372             444,553
                                                                                          -------             -------

Operating (Loss) Income                                                                  (105,417)             15,205

Interest Expense                                                                         (125,245)           (112,768)

Interest and Other (Loss) Income                                                          (33,066)              6,469
                                                                                          -------               -----

Loss Before Income Taxes                                                                 (263,728)            (91,094)

Income Tax Expense                                                                              0                   0
                                                                                          -------             -------
Net Loss                                                                                ($263,728)           ($91,094)
                                                                                        =========            ========


Basic Loss Per Share                                                                      $(0.03)            $(0.01)
                                                                                          ======             ======

Diluted Loss Per Share                                                                    $(0.03)            $(0.01)
                                                                                          ======             ======


Weighted Average Shares - Basic                                                         8,953,156           6,281,667
                                                                                        =========           =========

Weighted Average Shares - Diluted                                                       8,953,156           6,281,667
                                                                                        =========           =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended May 31,
                                                                                                   Unaudited
                                                                                           2000                1999

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                            $(263,728)           $(91,094)

    Adjustments  to  reconcile  net  loss to net  cash  provided  by  (used  in)
       operating activities:
          Non-cash charge for issuance of warrants                                         75,831             102,626
          Imputed interest expense on subordinated mezzanine debt                           5,436                   0
          Loss on equity investment                                                         1,394                   0
          Depreciation and amortization                                                    40,874              10,536
          Provision for doubtful accounts                                                   6,000                   0
          (Increase) decrease in:
              Accounts receivable                                                         792,887            (179,280)
              Inventories                                                                 266,892             (65,051)
              Prepaid expenses and other current assets                                   (20,033)            (70,596)
          Increase (decrease) in:
              Accounts payable and accrued expenses                                       163,870             129,450
              Deferred revenue                                                           (725,491)                  0
              Non-current rent payable                                                          0                 249
                                                                                          -------             -------
       Net Cash Provided By (Used In) Operating Activities                                343,932            (163,160)
                                                                                          -------            --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of equipment and furnishings                                                  (73,797)               (638)
   Loan receivable                                                                              0             (25,000)
                                                                                          -------            --------
       Net Cash Used In Investing Activities                                              (73,797)            (25,638)
                                                                                          -------             -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                                  15,693              51,000
   Proceeds from bank loan for production equipment                                        45,359                   0
   Proceeds from short term loans-related parties                                               0              77,000
   Proceeds from exercise of warrants                                                      55,692                   0
   Proceeds from stock options                                                              1,602                   0
   Repayments of short term loans-related parties                                        (126,000)                  0
   Repayments of short term borrowings                                                   (100,000)                  0
   Repayments of note payable and equipment loans                                         (78,560)             (2,546)
                                                                                          -------              ------
       Net Cash (Used In) Provided By Financing Activities                               (186,214)            125,454
                                                                                         --------             -------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                      83,921             (63,344)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                      8,176              70,051
                                                                                            -----              ------

   End of period                                                                        $  92,097            $  6,707
                                                                                        =========            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $  40,554            $  6,392
                                                                                        =========            ========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                              May 31, 2000 and 1999


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc. (formerly known as S&K Products International, Inc.), a New Jersey Corporation ("SCS"), which the Company acquired on August 3, 1999 (the "Acquisition"). All significant intercompany accounts and transactions are eliminated in consolidation. The inclusion of SCS's results since August 3, 1999 has an effect on the comparison of the Company's Fiscal Year 2001 results to prior periods.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 29, 2000, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Goodwill - Goodwill is being amortized on a straight-line basis over 15 years.

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $81,553 and $80,053 at May 31, 2000 and February 29, 2000, respectively.

Reclassifications - Certain February 29, 2000 balances have been reclassified to conform with the current period presentation.

NOTE 2:  SEGMENT INFORMATION

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

Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                     Three Months Ended May 31, 2000
                                                                Spraying          Cleaning/Drying
                                                                Systems               Systems             Total
         Net Sales                                              $967,005           $1,006,028        $1,973,033
         Net Loss                                                (36,508)            (227,220)         (263,728)
         Identifiable Assets                                     204,243              110,323           314,566
         Capital Expenditures                                     73,797                    0            73,797
         Depreciation and Amortization Expense                    16,656               24,219            40,874

The Company operated in a single reportable segment for the three months ended May 31, 1999.

NOTE 3: ACQUISITION

On August 3, 1999 the Company purchased all the outstanding stock of S&K Products International, Inc. ("S&K"), a supplier of cleaning and drying systems for the semiconductor, disk drive, and precision cleaning industries. In June 2000, the Company renamed S&K to Sono-Tek Cleaning Systems, Inc. ("SCS"). SCS is a wholly owned subsidiary of the Company.

The  following  unaudited  proforma   information  presents  a  summary  of  the
consolidated results of operations of Sono-Tek and SCS as if the acquisition had occurred on March 1, 1999.


                  Proforma Consolidated Statement of Operations
                            Three month period ended
                                  May 31, 1999

                  Net Sales                            $966,834
                  Cost of Goods Sold                    698,635
                                                        -------
                  Gross Profit                          268,199
                  Operating Expenses                    837,691
                                                        -------
                  Operating Loss                       (569,492)
                  Interest Expense                     (128,800)
                  Interest  & Misc. Income               88,134
                                                         ------
                  Net Loss                            $(610,158)
                                                      =========

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the elimination of extraordinary items associated with the SCS reorganization. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on March 1, 1999, or of future results of operations of the consolidated entities.

NOTE 4:  INVENTORIES

Inventories at May 31, 2000 are comprised of:

                  Finished goods                        $199,723
                  Work in process                        232,453
                  Consignment                             12,610
                  Raw materials and subassemblies        696,302
                                                         -------
                                    Total              1,141,088
                  Less: Allowance                       (183,600)
                                                        --------
                  Net inventories                       $957,488
                                                        ========

NOTE 5:  LONG-TERM EQUITY INVESTMENT - NET

In January 2000, in connection with the formation of PNR America, LLC, a Delaware limited liability company ("PNR America"), the Company invested $19,600 in PNR America for a 49% ownership interest. Flowtech Srl, an Italian company ("Flowtech"), a pressure nozzle manufacturer, owns the remaining 51%. PNR America was formed to market and sell nozzles imported from Flowtech in the U.S. The PNR America product line compliments the Company's existing business as there are certain basic nozzle properties common to both product lines and capitalizes on the Company's existing relationships with its customers. Prior to the formation of PNR America, the Company had conducted business with Flowtech as a U.S. distributor.

Certain of the Company's officers and directors are also officers and directors of PNR America, however, PNR America's board of directors are controlled by Flowtech. The Company does not control PNR America and it is therefore not consolidated for reporting purposes.

The Company shares its facilities and personnel with PNR America. The Company allocated costs of $32,610 to PNR America for the three month period ended May 31, 2000 and $13,967 for the period of inception through February 29, 2000.
Balances due from PNR America of $46,577 and $13,967 at May 31, 2000 and February 29, 2000, respectively, are expected to be repaid out of PNR America's fiscal year 2000 operating cash flows.

The Company's cumulative equity loss in PNR America at May 31, 2000 was $28,661. The Company recognized, during the three month period ended May 31, 2000 and the period from inception to February 29, 2000, $34,004 and $14,257, respectively as its estimate of the proportionate share of the net loss of PNR America. PNR America's year end is December 31, however, for financial reporting purposes the Company will reflect its proportionate share of the operating results of PNR America on a monthly basis, as the records are compiled by the Company. The condensed financial information of PNR America as of May 31, 2000 and for the three month period ended May 31, 2000 is as follows:

         Net loss                                           $(69,396)
                                                            ========

         Total assets - current                              $50,163
                                                             =======

         Due to Sono-Tek                                     $46,577
         Due to Flowtech                                      43,739
         Accrued Expenses                                     18,338
                                                              ------
         Liabilities                                         108,654

         Stockholders' deficiency                            (58,491)
                                                             -------

         Total liabilities and stockholders' deficiency      $50,163
                                                             =======

The Company, for financial reporting purposes has netted the cumulative equity loss in PNR America with the intercompany balances due from PNR America.

NOTE 6:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - From time to time the Company has required short term loans to meet its cash requirements. All of these loans have been provided by two officers and a director of the Company, at the fixed rate of prime plus 2% at the date of the loans (9.75% to 10.75% at May 31, 2000). During the three month period ended May 31, 2000, a total of $126,000 plus interest was repaid to these individuals. Accrued interest on these short term loans was $14,149 and $13,165 at May 31, 2000 and February 29, 2000, respectively. During the three month period ended May 31, 2000 and 1999, interest expense relating to these loans was $4,766 and $3,750, respectively. A non-cash charge of $11,799 was made to interest expense for the issuance of warrants in March 2000 to a lender.

NOTE 7.  LONG TERM DEBT

On May 11, 2000, the Company entered into a collateralized loan agreement with a bank to purchase production equipment. The five year loan for $45,359 carries an interest rate of prime plus 2%, which was 10.75% at the date of inception. The loan will be repaid in equal monthly installments of $756 plus interest.

NOTE 8: SHORT TERM CONVERTIBLE LOAN

On February 15, 2000, the Company entered into a 90 day $100,000 short term convertible loan with a non-affiliated individual with an interest rate of 8%. At the option of the lender, the loan could be (i) converted into common stock at $1.00 per share or (ii) repaid by the Company, at which time the lender would be issued a warrant to purchase 50,000 shares of the Company's common stock at $1.00 per share.

The lender elected for repayment and was issued a warrant that expires May 15, 2002 which resulted in a non-cash charge of $64,033 to interest expense warrants.

NOTE 9:  LOSS PER SHARE

Basic earning per share ("EPS") and loss per share ("LPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS would reflect, if applicable, the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method.

The computation of basic and diluted (loss) per share are set forth on the following table:

                                                                         Three Months Ended May 31,
                                                                            2000                  1999
         Numerator-
           Numerator for basic and diluted
              (loss) per share                                           ($263,728)             ($91,094)
         Denominator:
           Denominator for basic loss per
              share - weighted average shares                            8,953,156             6,281,667
           Effects of dilutive securities:
              Stock warrants for directors                                      0*                     0*
              Stock options for employees
                and outside consultants                                         0*                     0*
           Denominator for diluted loss
              per share                                                  8,953,156**           6,281,667**

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

Under the assumption that stock options and warrants were not antidilutive as described in * and **, the denominator for diluted loss per share would be 11,927,030 and 8,280,501 shares at May 31, 2000 and 1999, respectively.

NOTE 10:  SUBSEQUENT EVENTS

Short term loans - related parties - During June 2000, an officer and a director of the Company loaned the Company a total of $110,000 at the fixed rate of prime plus 2% at the date of the loans.

Letter of intent - On May 16, 2000, the Company signed a letter of intent to purchase all the outstanding stock of a corporation to further expand the Company's product base. Although the letter of intent contemplates negotiation and execution of a definitive stock purchase agreement, closing of the transaction is subject to numerous conditions, including, but not limited to (i) due diligence review by the Company with results reasonably satisfactory to the Company, (ii) receipt by the Company of financing necessary to consummate the transaction, and (iii) receipt of necessary consents including shareholder and third party consents. The letter of intent was to remain in effect for thirty
(30) days and was extended for an additional thirty (30) day term. Should either party decide not to consummate the proposed transaction, in contravention of the terms and conditions of the letter of intent, a break-up fee of $100,000, plus out of pockets costs will be payable to the other party.

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

Liquidity and Capital Resources

The Company's working capital decreased $220,156 to a working capital deficiency of ($182,577) at May 31, 2000 from $36,579 at February 29, 2000. The decrease in working capital was a result of a decrease in accounts receivable and inventory that was offset by a decrease in deferred revenue. The stockholders' equity decreased $130,905 to $597,025 on May 31, 2000 from $727,930 on February 29,
2000. The decrease in stockholders' equity was the result of the loss of $263,729 for the three months ended May 31, 2000 that was offset by an increase in paid in capital of $132,242 from the exercise of warrants and options.

During Fiscal Year 2000, the Company entered into an agreement with a Small Business Investment Corporation, Norwood Venture Corporation ("Norwood"), pursuant to which the Company obtained a five-year loan in the principal amount of $450,000. The terms of the loan require interest payments only for the first two years followed by monthly payments of $12,500 plus interest through September 30, 2004. The Company also granted Norwood a warrant to purchase 1,100,000 shares of the Company's common stock which can be put to the Company. Such warrants were valued at $77,000 which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan.

During Fiscal Year 2000, the Company entered into a short term loan of $100,000 with an outside non-affiliated individual. The loan and related interest was repaid in May 2000. As part of the loan agreement, when the loan was repaid, the lender received a warrant to purchase 50,000 shares of the Company's common stock at a price of $1.00 per share.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the CEO of the Company. As of May 31, 2000 the outstanding balance was $350,000.

The Company's Convertible Secured Subordinated Promissory Notes that were scheduled to mature on August 15, 2000 were converted to Common Stock under the Fourth Note Amendment Agreement dated February 26, 1999. At the same time, the exercise price of the warrants was reduced from $1.50 per share to $.65 per share, and the expiration date of the warrants was extended to February 28, 2002. During the three month period ended May 31, 2000, warrants to purchase 85,680 shares of stock were exercised, resulting in $55,692 of new capital.

Due to the losses incurred during Fiscal Years 2000 and 1999, the Company was required to borrow on a short term basis from two officers and a director. During the three month period ended May 31, 2000 $126,000 plus interest was repaid. As of May 31, 2000, the balance owed the officers and director was $113,084. As an acknowledgement of the loans, 50,000 warrants were issued to an officer of the Company during the three month period ended May 31, 2000. One of the warrants for 25,000 shares of the Company's common stock expires August 16, 2004 and has an exercise price of $0.50 per share. The other warrant for 25,000 shares of the Company's common stock expires January 31, 2005 and has an exercise price of $1.00 per share. The Company recognized a non-cash interest charge of $11,799 based on the fair market value of the warrants granted.

Subsequent to May 31, 2000, an officer and a director loaned the Company a total of $110,000 at the fixed rate of prime plus 2% at the date of the loans. As necessary, the Company plans on funding the operations by using the available borrowings under its current line of credit, and, if necessary, obtaining additional loans from officers and directors.

Although there can be no assurances, management believes that the continued sales and expanding markets for its spray products, and the sales of cleaning and drying equipment will lead to broader markets and increases in sales and profits. These factors, and the anticipated success of PNR America, should allow the Company to meet its current obligations as they become due. The consolidated backlog at May 31, 2000 gives the Company a reason to anticipate increased sales in Fiscal Year 2001.

On May 16, 2000, the Company signed a letter of intent to purchase all the outstanding stock of a corporation to further expand the Company's product base. Although the letter of intent contemplates negotiation and execution of a definitive stock purchase agreement, closing of the transaction is subject to numerous conditions, including, but not limited to (i) due diligence review by the Company with results reasonably satisfactory to the Company, (ii) receipt by the Company of financing necessary to consummate the transaction, and (iii) receipt of necessary consents including shareholder and third party consents. The letter of intent was to remain in effect for thirty (30) days and was extended for an additional thirty (30) day term. Should either party decide not to consummate the proposed transaction, in contravention of the terms and conditions of the letter of intent, a break-up fee of $100,000, plus out of pockets costs will be payable to the other party.

Results of Operations

For the three months ended May 31, 2000, the Company's sales increased $1,167,704 to $1,973,033 as compared to $805,329 for the three months ended May 31, 1999. The increase was a result of new sales of cleaning and drying systems of $1,006,028 and an increase in the sales of SonoFlux Systems of $154,987.

The Company's gross profit increased $286,197 to $745,955 for the three months ended May 31, 2000 from $459,758 for the three months ended May 31, 1999. The increase was primarily a result of increased sales of the Company's products that were offset by the related material costs and labor. The gross profit margin was 37% and 57% of sales for the three months ended May 31, 2000 and 1999, respectively. The decrease in the gross profit margin was a result of lower margins on the sale of newly developed cleaning and drying systems due to expediting, redesign and additional labor charges associated with the new design which are not expected to recur for subsequent deliveries.

Research and product development costs increased $125,882 to $237,131 for the three months ended May 31, 2000 from $111,249 for the three months ended May 31, 1999. The increase was a result of increased compensation resulting from a larger engineering staff and additional costs associated with SCS.

Marketing and selling costs increased $186,593 to $403,698 for the three months ended May 31, 2000 from $217,105 for the three months ended May 31, 1999. The increases were primarily a result of costs for additional trade shows of $23,315, personnel costs of $84,476 related to SCS and additional commissions of $93,298 related to increased sales.

General and administrative costs increased $94,344 to $210,543 for the three months ended May 31, 2000 from $116,199 for the three months ended May 31, 1999. The increases were primarily a result of increases in personnel costs of $31,449, professional and consulting fees of $32,083 and goodwill amortization of $21,374 related to SCS.

Interest expense increased $12,477 to $125,245 for the three months ended May 31, 2000 from $112,768 for the three months ended May 31, 1999. The increase is primarily due to an increase in interest costs associated with the addition of the SCS and Norwood loan interest that was offset by a non-recurring, non-cash charge of $102,626 reflecting the value of warrants issued in the quarter ended May 31, 1999.

For the three months ended May 31, 2000, the Company had a loss of $(263,729) or $(0.03) per share as compared to a loss of $(91,094) or $(0.01) per share for the three months ended May 31, 1999.

                              SONO-TEK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 29, 2000, the negative effect on the Company's results of operations would approximate $1,000 for the quarter ended May 31, 2000.


                           PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings
                    None

         Item 2.    Changes in Securities and Use of Proceeds.
                    None

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

Dated: July 14, 2000

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