Form 10-Q
period 2000-08-31
SONO TEK CORP
filed 2000-10-16
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2000

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

                                                               Outstanding as of
         Class                                                  October 10, 2000

Common Stock, par value $.01 per share                             8,954,855

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                           Page


Item 1 - Financial Statements:


Consolidated Balance Sheets -
         August 31, 2000 (Unaudited) and February 29, 2000                1


Consolidated Statements of Operations - Six Months and Three Months
          Ended August 31, 2000 and 1999 (Unaudited)                      2


Consolidated Statements of Cash Flows - Six Months Ended
         August 31, 2000 and 1999 (Unaudited)                             3


Notes to Consolidated Financial Statements (Unaudited)                  4 - 9


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10 - 12


Item 3 - Quantitative and Qualitative Disclosure About Market Risk        12


Part II - Other Information                                            12 - 13


Signatures                                                                14

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                       August 31,         February 29,
                                                                                          2000                 2000
Current Assets                                                                          Unaudited
                                                                                        ------------------------------
     Cash and cash equivalents                                                         $   92,713          $    8,176
     Accounts receivable (less allowance of $51,997 and $39,997
         at August 31 and February 29, respectively)                                    1,336,501           1,619,639
     Inventories (Note 4)                                                                 983,057           1,224,380
     Prepaid expenses and other current assets                                             99,645              74,308
                                                                                       ----------          ----------
                  Total current assets                                                  2,511,916           2,926,503
Equipment, furnishings and leasehold improvements (less accumulated depreciation of $507,041 and $469,011 at August 31 and February 29,
     respectively)                                                                        322,714             256,994
Intangible assets, net:
     Goodwill (Note 1)                                                                  1,189,823           1,232,571
     Patents and patents pending (Note 1)                                                  28,642              31,642
     Deferred financing fees                                                               29,011              32,563
                                                                                       ----------          ----------
                  Total intangible assets                                               1,247,476           1,296,776
Long-term equity investment (Note 5)                                                            0              19,310
Other assets                                                                               11,341              14,542
                                                                                       ----------          ----------
TOTAL ASSETS                                                                           $4,093,447          $4,514,125
                                                                                       ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                  $1,066,224            $847,135
     Deferred revenue                                                                      22,251             725,491
     Accrued expenses                                                                     669,182             437,342
     Revolving line of credit                                                             350,000             334,307
     Short term loans-related parties (Note 6)                                            248,084             239,084
     Current maturities of long term debt (Note 7)                                        248,564             220,532
     Short term convertible loan                                                                0             100,000
                                                                                       ----------          ----------
                  Total current liabilities                                             2,604,305           2,903,891
Subordinated mezzanine debt                                                               392,932             382,060
Long term debt, less current maturities (Note 7)                                          187,293             273,544
Subordinated convertible loans-related parties                                            150,000             150,000
                                                                                       ----------          ----------
                  Total liabilities                                                     3,334,530           3,709,495
                                                                                       ----------          ----------
Commitments and Contingencies                                                                   -                   -
Put Warrants                                                                               77,000              77,000

Stockholders' Equity
     Common stock, $.01 par value;  25,000,000 shares authorized,  8,954,855 and
       8,886,612 outstanding at August 31 and
       February 29, respectively                                                           89,549              88,666
     Additional paid-in capital                                                         5,844,042           5,711,800
     Accumulated deficit                                                               (5,251,674)         (5,072,836)
                                                                                       -----------         ----------
                  Total stockholders' equity                                              681,917             727,630
                                                                                       ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $4,093,447          $4,514,125
                                                                                       ==========          ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Six Months Ended August 31,            Three Months Ended August 31,
                                                              Unaudited                              Unaudited
                                                        2000             1999                  2000              1999
                                                    ----------------------------           ----------------------------

Net Sales                                           $4,293,984        $2,108,428           $2,320,951        $1,303,099
Cost of Goods Sold                                   2,584,325           986,544            1,357,247           640,973
                                                    ----------        ----------           ----------        ----------
                  Gross Profit                       1,709,659         1,121,884              963,704           662,126
                                                    ----------        ----------           ----------        ----------

Operating Expenses
Research and product development costs                 469,636           259,356              232,504           148,108
Marketing and selling expenses                         745,273           484,696              341,575           267,591
General and administrative costs                       448,144           290,854              237,601           174,655
                                                    ----------        ----------           ----------         ---------

                  Total Operating Expenses           1,663,053         1,034,906              811,680           590,354
                                                    ----------        ----------           ----------         ---------

Operating Income                                        46,606            86,978              152,024            71,772

Interest Expense                                      (177,364)         (129,037)             (52,119)          (16,269)

Interest and Other (Loss) Income                       (48,080)           12,568              (15,013)            6,099
                                                    ----------        ----------           ----------         ---------

(Loss) Income Before Income Taxes                     (178,838)          (29,491)              84,892            61,602

Income Tax Expense                                           0                 0                    0                 0
                                                    ----------        ----------           ----------         ---------

Net (Loss) Income                                    $(178,838)         $(29,491)             $84,892           $61,602
                                                    ==========        ==========           ==========         =========


Basic (Loss) Earnings Per Share                         $(0.02)          $(0.00)                $0.01             $0.01
                                                        =======          =======                =====             =====

Diluted (Loss) Earnings Per Share                       $(0.02)          $(0.00)                $0.01             $0.01
                                                        =======          =======                =====             =====


Weighted Average Shares - Basic                      8,954,006         6,594,581            8,954,855         6,907,494
                                                     =========         =========            =========         =========

Weighted Average Shares - Diluted                    8,954,006         6,594,581           11,373,814         8,197,809
                                                     =========         =========           ==========         =========

                 See notes to consolidated financial statements.

                             SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        Six Months Ended August 31,
                                                                                                   Unaudited
                                                                                               2000            1999
                                                                                        ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                            $(178,838)           $(29,491)

    Adjustments  to  reconcile  net  loss to net  cash  provided  by  (used  in)
       operating activities:
          Non-cash charge for issuance of warrants                                         75,831             102,626
          Accrued interest-short term loans-related parties                                20,079               9,399
          Imputed interest expense on subordinated mezzanine debt                          10,872                   0
          Loss on equity investment                                                        19,310                   0
          Depreciation and amortization                                                    87,329              34,318
          Provision for doubtful accounts                                                  12,000                 915
          (Increase) decrease in:
              Accounts receivable                                                         271,138            (506,718)
              Inventories                                                                 241,323              14,019
              Prepaid expenses and other current assets                                   (22,138)             15,732
          Increase (decrease) in:
              Accounts payable and accrued expenses                                       227,604             266,970
              Customer deposits203,250                                                     31,847
              Deferred revenue                                                           (703,240)                  0
              Non-current rent payable                                                          0                 499
                                                                                        ---------            --------
                 Net Cash Provided by (Used in) Operating Activities                      264,520             (59,884)
                                                                                        ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition costs net of cash received                                                       0            (315,518)
   Purchase of equipment and furnishings                                                 (103,750)             (6,469)
                                                                                        ---------            --------
                 Net Cash Used in Investing Activities                                   (103,750)           (321,987)
                                                                                        ---------            --------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                                  15,693             100,000
   Proceeds from bank loan for production equipment                                        78,859                   0
   Proceeds from short term loans-related party                                           135,000             127,000
   Proceeds from issuance of stock                                                              0             222,000
   Proceeds from exercise of warrants                                                      55,692                   0
   Proceeds from exercise of stock options                                                  1,602                   0
   Financing costs paid                                                                         0             (10,000)
   Repayments of short term loans-related party                                          (126,000)            (50,000)
   Repayments of short term borrowings                                                   (100,000)                  0
   Repayments of note payable and equipment loans                                        (137,079)            (19,083)
                                                                                        ---------            --------
              Net Cash (Used in) Provided by Financing Activities                         (76,233)            369,917
                                                                                        ---------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       84,537             (11,954)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                                      8,176              70,051
                                                                                        ---------            --------
   End of period                                                                          $92,713             $58,097
                                                                                        =========            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                        $  36,019           $  12,846
                                                                                        =========           =========
   Non-cash exchange of accrued bonuses
    for common stock                                                                           $0           $  17,188
                                                                                               ==           =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)
                            August 31, 2000 and 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc. ("SCS"), formerly known as S&K Products International, Inc., a New Jersey Corporation ("S&K"), which the Company acquired on August 3, 1999 (the "Acquisition"). All significant intercompany accounts and transactions are eliminated in consolidation. The inclusion of SCS's results since August 23, 1999 has an effect on the comparison of the Company's fiscal year 2001 results to prior periods.

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

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization was $83,053 and $80,053 at August 31, 2000 and February 29, 2000, respectively.

Reclassifications - Certain February 29, 2000 balances have been reclassified to conform with the current period presentation.

Adoption of Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect SFAS 133 to have a material impact on the consolidated financial statements. The FASB issued SFAS Nos. 137 and 138, which deferred the effective date of implementation of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

Revenue Recognition in Financial Statements - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principals to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by February 28, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

NOTE 2:  SEGMENT INFORMATION

The Company has two reportable segments: spraying products and cleaning and drying systems. The spraying products segment is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment. The cleaning and drying systems segment is engaged in the business of developing, manufacturing, selling, installing and servicing cleaning and drying systems for the semiconductor, disk drive and precision cleaning industries.

Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                         Six Months Ended August 31, 2000
                                                                Spraying              Cleaning
                                                                Products              Systems             Total
                                                                --------              -------             -----
         Sales                                                 $2,170,821            $2,123,163        $4,293,984
         Net Income (Loss)                                        137,140              (315,978)         (178,838)
         Capital Expenditures                                      98,308                 5,442           103,750
         Depreciation and Amortization Expense                     33,896                53,433            87,329

         Identifiable Net Assets at August 31, 2000               267,556               491,361           758,918

                                                                        Three months Ended August 31, 2000
                                                                Spraying              Cleaning
                                                                Products              Systems             Total
                                                                --------              -------             -----
         Sales                                                 $1,203,816            $1,117,135        $2,320,951
         Net Income (Loss)                                        173,649               (88,757)           84,892
         Capital Expenditures                                      24,524                 5,442            29,966
         Depreciation and Amortization Expense                     17,240                29,214            46,454

The Company operated in a single reportable segment for the period from March 1, 1999 through August 3, 1999. Segment information for the period August 4, 1999 to August 31, 1999, as a result of the Acquisition (Note 3) on August 3, 1999, is not materially different than if the Company only operated in a single segment and is therefore omitted.

NOTE 3:  ACQUISITION

On August 3, 1999 the Company purchased all the outstanding stock of S&K, a supplier of cleaning and drying systems for the semiconductor, disk drive and precision cleaning industries. In June 2000, the Company changed S&K's name to SCS.

The  following  unaudited  proforma   information  presents  a  summary  of  the
consolidated results of operations of Sono-Tek Corporation and SCS as if the acquisition had occurred on March 1, 1999.

                                   Proforma Consolidated Statement of Operations
                                              Six month period ended
                                                  August 31, 1999

     Net Sales                                      $2,667,655
     Cost of Goods Sold                              1,222,607
                                                     ---------
     Gross Profit                                    1,445,048
     Operating Expenses                              1,555,081
                                                     ---------
     Net Loss                                         (110,033)
     Interest Expense                                 (160,122)
     Interest  & Misc. Income                           28,970
                                                     ---------
     Net Loss                                        $(241,185)
                                                     =========

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the elimination of extraordinary items associated with the SCS acquisition. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on March 1, 1999, or of future results of operations of the consolidated entities.

NOTE 4: INVENTORY

Inventories at August 31, 2000 are comprised of:

    Finished goods                                       $191,966
    Work in process                                       200,868
    Consignment                                            13,090
    Raw materials and subassemblies                       766,733
                                                        ---------
                           Total                        1,172,657
                           Less:  Allowance              (189,600)
                                                        ---------
                           Net inventories              $ 983,057
                                                        =========

NOTE 5:  LONG-TERM EQUITY INVESTMENT - NET

In January 2000, in connection with the formation of PNR America, LLC, a Delaware limited liability company ("PNR America"), the Company invested $19,600 in PNR America for a 49% ownership interest. Flowtech Srl, an Italian company ("Flowtech"), a pressure nozzle manufacturer, owns the remaining 51%. In August 2000, the Company and Flowtech pledged an additional investment of $9,800 and $10,200, respectively in PNR America, thereby maintaining each's proportional share.

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

Certain of the Company's officers and directors are also officers and directors of PNR America, however, PNR America's board of directors is controlled by Flowtech. The Company does not control PNR America and it is therefore not consolidated for reporting purposes.

The Company shares its facilities and personnel with PNR America. The Company allocated costs of $24,620 and $57,230 to PNR America for the three and six month periods ended August 31, 2000, respectively, and $13,967 for the period of inception through February 29, 2000. Balances due from PNR America of $46,684 and $13,967 at August 31, 2000 and February 29, 2000, respectively, are expected to be repaid out of PNR America's fiscal year 2000 operating cash flows.

PNR America's year end is December 31, however, for financial reporting purposes the Company will reflect its proportionate share of the operating results of PNR America on a monthly basis, as the records are compiled by the Company. The Company's cumulative recorded equity loss in PNR America at August 31, 2000 was $46,684. The Company recognized, during the six and three month period ended August 31, 2000 and the period from inception to February 29, 2000, $18,023, $34,004 and $14,257, respectively as its estimate of the proportionate share of the net loss of PNR America.

The Company, for financial reporting purposes, has netted the cumulative equity loss in PNR America with the intercompany balances due from PNR America. The Company did not record $1,088 of its proportional equity loss in PNR America for the quarter and six months ended August 31, 2000. At August 31, 2000, the Company had accumulated unrecorded equity losses in PNR America of $1,088. The Company will not record equity income from its investment in PNR America until such time as the accumulated unrecorded losses are recovered.

The condensed financial information of PNR America as of August 31, 2000 and for the three month period ended August 31, 2000 is as follows:

     Net loss-three months ended August 31, 2000              $(39,002)
     Net loss-six months ended August 31, 2000               $(108,398)

     Total assets - current                                    $37,400
                                                               =======

     Due to Sono-Tek                                           $46,684
     Due to Flowtech                                            76,017
     Accrued Expenses                                           12,194
                                                               -------
     Liabilities                                               134,895

     Stockholders' deficiency                                  (97,495)

     Total liabilities and stockholders' deficiency            $37,400
                                                               =======

NOTE 6:  SHORT TERM LOANS - RELATED PARTIES

From time to time the Company has required short-term loans to meet its payment obligations. All of these loans, which are payable on demand, have been provided by certain officers and directors of the Company at an interest rate of prime plus 2% at the date of the loan (9.75% to 11.5% at August 31, 2000). As of August 31, 2000 the amount of these loans outstanding was $248,084. Interest expense for the six month period ended and three month period ended August 31, 2000 was $9,276 and $4,510, respectively. Accrued interest was $20,079 and $13,165 at August 31, 2000 and February 29, 2000, respectively.

NOTE 7:  LONG TERM DEBT

On June 29, 2000, the Company entered into a collateralized loan agreement with a bank to purchase production equipment. The five year loan for $33,500 carries an interest rate of prime plus 2%, which was 11.5% at the date of inception. The loan will be repaid in equal monthly installments of $558 plus interest.

NOTE 8:  EARNINGS PER SHARE

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

The computation of basic and diluted earnings (loss) per share are set forth on the following table:

                                                           Six Months Ended               Three Months Ended
                                                                August 31,                       August 31,
                                                           2000           1999              2000           1999
                                                           ----           ----              ----           ----
    Numerator-
       Numerator for basic and diluted
          earnings (loss) per share                    $(178,838)       $(29,491)         $84,892       $61,602
                                                       ==========       =========         =======       =======

    Denominator:
       Denominator for basic earnings (loss)
          per share - weighted average shares          8,954,006       6,594,581        8,954,855      6,907,494
       Effects of dilutive securities:
          Stock warrants                                       0*              0*       1,932,821        800,000
          Stock options for employees, directors
              and outside consultants                          0*              0*         486,138        490,315
                                                       ---------       ---------       ----------      ---------

       Denominator for diluted earnings
          (loss) per share                             8,954,006**     6,594,581**     11,373,814      8,197,809
                                                       =========       =========       ==========      =========

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

Under the assumption that stock options, warrants and convertible long term loans were not antidilutive as described in * and **, the denominator for Diluted LPS would be 11,199,372 and 8,197,809 weighted average shares at August 31, 2000 and 1999 respectively.

NOTE 9: SUBSEQUENT EVENTS

Intellectual property purchase - On September 21, 2000, the Company acquired certain intellectual property and intangible assets of Serec Corporation, a Rhode Island company which manufactured and sold solvent based cleaning systems. In exchange for $100,000 cash the Company received the rights to seven patents, one registered trademark, purchase orders, engineering designs and various other intangible assets.

Letter of intent - On May 16, 2000, the Company signed a letter of intent to purchase all the outstanding stock of a corporation to further expand the Company's product base. Although this letter of intent has expired by its terms, the Company is continuing discussions with the selling shareholders to determine if there is a satisfactory way for this transaction to proceed.

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

Liquidity and Capital Resources

The Company's working capital decreased $128,968 to a working capital deficiency of $(92,389) at August 31, 2000 from $36,579 at February 29, 2000. The decrease in working capital was primarily a result of an decrease in accounts receivable and inventories of $524,461 that was offset by an increase in accounts payable and accrued expenses of $450,929.

The Company's stockholders' equity decreased $45,713 from $727,630 on February 29, 2000 to $681,917 on August 31, 2000. The decrease in stockholders' equity was the result of the loss of $179,926 for the six months ended August 31, 2000 that was offset by an increase in paid in capital of $132,242 for the exercise of warrants and options.

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

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the CEO of the Company. As of August 31, 2000 the outstanding balance was $350,000.

Due to the losses incurred during Fiscal Years 2000 and 1999, the Company has borrowed on a short term basis from officers and directors. As of August 31, 2000, the balance owed these officers and directors was $248,084.

Although there can be no assurances, management believes that the continued sales and expanding markets for its spray products, and the sales of cleaning and drying equipment will lead to broader markets and increases in sales and profits. These factors, and the anticipated success of PNR America, should allow the Company to meet its current obligations as they become due. The consolidated backlog at August 31, 2000 gives the Company a reason to anticipate increased sales in Fiscal Year 2001.

Results of Operations

The Company's sales increased $2,185,556 from $2,108,428 for the six months ended August 31, 1999 to $4,293,984 for the six months ended August 31, 2000. The increase was a result of sales of cleaning and drying systems of $1,919,506 and an increase in sales of SonoFlux Systems of $445,980 that were offset by a decrease in MCS Infinity and Accu Mist Systems of $193,770.

The Company's sales increased $1,017,852 from $1,303,099 for the three months ended August 31, 1999 to $2,320,951 for the three months ended August 31, 2000. The increase was a result of sales of cleaning and drying systems of $914,464 and an increase in sales of SonoFlux Systems of $302,209 that were offset by a decrease in MCS Infinity and Accu Mist Systems of $165,251 and a decrease in nozzle sales of $43,675.

Gross profit increased $587,775 from $1,121,884 for the six month period ended August 31, 1999 to $1,709,659 for the six month period ended August 31, 2000. Gross profit increased $274,578 from $662,126 for the three months ended August 31, 1999 to $963,704 for the three months ended August 31, 2000. For both the three and six month periods the increase was primarily a result of increased sales of the Company's products that were offset by the related material and labor costs.

The gross profit margin was 40% and 53% for the six month period ended August 31, 2000 and 1999, respectively. The gross profit margin was 42% and 51% for the three month period ended August 31, 2000 and 1999, respectively. For both the three and six month periods the decrease in gross profit margins was a result of lower margins on the sale of newly developed cleaning and drying systems and the required startup and commissioning costs of the equipment.

Research and product development costs increased $210,280 from $259,356 for the six months ended August 31, 1999 to $469,636 for the six months ended August 31, 2000. The increase was a result of increased compensation due to a larger engineering staff, additional new product development costs and additional costs associated with SCS.

Research and product development costs increased $84,396 from $148,108 for the three months ended August 31, 1999 to $232,504 for the three months ended August 31, 2000. The increase was a result higher personnel costs and the additional costs associated with SCS.

Marketing and selling costs increased $260,577 from $484,696 for the six months ended August 31, 1999 to $745,273 for the six months ended August 31, 2000. Marketing and selling costs increased $73,984 from $267,591 for the three months ended August 31, 1999 to $341,575 for the three months ended August 31, 2000. The increases were primarily a result of additional commissions related to increased sales, increased trade show expenses and additional costs associated with SCS.

General and administrative costs increased $157,290 from $290,854 for the six month period ended August 31, 1999 to $448,144 for the six month period ended August 31, 2000. General and administrative costs increased $62,946 from $174,655 for the three month period ended August 31, 1999 to $237,601 for the three month period ended August 31, 2000. For both periods the increase is a result of additional SCS costs.

Interest expense increased $48,327 from $129,037 for the six month period ended August 31, 1999 to $177,364 for the six months ended August 31, 2000. Interest expense increased $35,850 from $16,269 for the three month period ended August 31, 1999 to $52,119 for the three months ended August 31, 2000. The increase is primarily due to an increase in interest costs associated with the addition of the SCS and Norwood loan interest and new equipment loans from the bank.

For the six months ended August 31, 2000 the Company had a net loss of $178,838 or $(0.02) per share as compared to a net loss of $29,491 or $(0.00) per share for the six months ended August 31, 1999.

For the three months ended August 31, 2000, the Company had earnings of $84,892 or $0.01 per share as compared to earnings of $61,602 or $.01 per share for the three months ended August 31, 1999.

SONO-TEK CORPORATION
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 29, 2000, the negative effect on the Company's results of operations would approximate $1,200 for the quarter ended August 31, 2000 and $2,200 for the six months ended August 31, 2000.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company's annual meeting of shareholders held on August 24, 2000.

1. The election of three (3) directors of the Company to serve until the Company's 2002 annual meeting of shareholders.

                                          For                     Withheld
     James L. Kehoe                    7,379,159                   332,630
     Samuel Schwartz                   7,379,159                   332,630
     J. Duncan Urquhart                7,379,159                   332,630

2.   Ratify  the   appointment  of  Deloitte  &  Touche  LLP  as  the  Company's
     independent auditors for the fiscal year ending February 28, 2001.

         For                        Against                 Abstained
      7,445,689                     33,500                   307,600

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

Dated: October 16, 2000




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