Form 10-Q
period 2000-11-30
SONO TEK CORP
filed 2001-01-16
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2000

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding as of
         Class                                             January 16, 2001

Common Stock, par value $.01 per share                         9,092,355

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                        Page


Item 1 - Financial Statements:                                        1 - 3


Consolidated Balance Sheets -
         November 30, 2000 (Unaudited) and February 29, 2000            1


Consolidated Statements of Operations - Nine Months and Three Months
         Ended November 30, 2000 and 1999 (Unaudited)                   2


Consolidated Statements of Cash Flows - Nine Months Ended
         November 30, 2000 and 1999 (Unaudited)                         3


Notes to Consolidated Financial Statements                            4 - 9


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10 - 12


Item 3 - Quantitative and Qualitative Disclosure About Market Risk      12


Part II - Other Information                                             13


Signatures                                                              14

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                      November 30,       February 29,
                                                                                          2000                 2000
Current Assets                                                                          Unaudited
                                                                                        ------------------------------
     Cash and cash equivalents                                                        $    43,720        $      8,176
     Accounts receivable (less allowance of $36,997 and $39,997
         at November 30 and February 29, respectively)                                  1,155,788           1,619,639
     Inventories (Note 5)                                                               1,240,232           1,224,380
     Prepaid expenses and other current assets                                            131,300              74,308
                                                                                     ------------        ------------
                  Total current assets                                                  2,571,040           2,926,503
Equipment, furnishings and leasehold improvements (less accumulated depreciation of $532,913 and $469,011 at November 30 and
     February 29, respectively)                                                           320,095             256,994
Intangible assets, net:
     Goodwill                                                                           1,275,084           1,232,571
     Patents, patents pending and copyrights (Note 1)                                      27,142              31,642
     Deferred financing fees                                                               27,235              32,563
                                                                                    -------------         -----------
                  Total intangible assets, net                                          1,329,461           1,296,776
Long-term equity investments (Note 6)                                                      16,686              19,310
Other assets                                                                               11,342              14,542
                                                                                    -------------       -------------
TOTAL ASSETS                                                                           $4,248,624          $4,514,125
                                                                                       ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                   $ 975,647           $ 847,135
     Deferred revenue                                                                           0             725,491
     Accrued expenses                                                                     736,738             437,342
     Revolving line of credit                                                             350,000             334,307
     Short term loans-related parties (Note 7)                                            302,084             239,084
     Current maturities of long term debt                                                 253,611             220,532
     Short term convertible loan                                                                0             100,000
                                                                                 ----------------          ----------
                  Total current liabilities                                             2,618,080           2,903,891
                                                                                       ----------           ---------
Subordinated mezzanine debt                                                               398,368             382,060
Long term debt, less current maturities                                                   121,737             273,544
Subordinated convertible loans-related parties                                            150,000             150,000
                                                                                       ----------             -------
                  Total liabilities                                                     3,288,185           3,709,495
Commitments and Contingencies
Put Warrants                                                                               77,000              77,000

Stockholders' Equity
     Common stock, $.01 par value;  25,000,000 shares authorized,  9,092,355 and
       8,866,612 outstanding at November 30 and February 29, respectively                  90,924              88,666
     Additional paid-in capital                                                         5,980,167           5,711,800
     Accumulated deficit                                                               (5,187,652)         (5,072,836)
                                                                                       -----------         ----------
                  Total stockholders' equity                                              883,439             727,630
                                                                                      -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $4,248,624          $4,514,125
                                                                                       ==========          ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Nine Months Ended November 30,        Three Months Ended November 30,
                                                              Unaudited                              Unaudited
                                                        2000             1999                  2000              1999
                                                    ----------------------------           ----------------------------

Net Sales                                           $6,274,904        $3,660,200           $1,980,921        $1,551,772
Cost of Goods Sold                                   3,608,736         1,726,067            1,024,411           739,523
                                                    ----------         ---------            ---------         ---------
                  Gross Profit                       2,666,168         1,934,133              956,510           812,249
                                                    ----------         ---------            ---------         ---------

Operating Expenses
Research and product development costs                 687,693           430,068              218,058           170,712
Marketing and selling expenses                       1,108,465           787,757              363,191           303,061
General and administrative costs                       691,249           591,840              243,105           300,986
                                                     ---------        ----------            ---------         ---------

                  Total Operating Expenses           2,487,407         1,809,665              824,354           774,759
                                                     ---------         ---------            ---------         ---------

Operating Income                                       178,761           124,468              132,156            37,490

Other (Loss) Income:
Interest expense                                      (230,765)         (167,587)             (53,402)          (38,550)
Equity loss in PNR (Note 6)                            (70,585)                0              (18,558)                0
Interest income and other (loss) income                  7,773            11,980                3,826              (588)
                                                    ----------         ---------             --------         ----------
                  Total Other (Loss) Income           (293,577)         (155,607)             (68,134)          (39,138)

(Loss) Income Before Income Taxes                     (114,816)          (31,139)              64,022            (1,648)

Income Tax Expense                                           0                 0                    0                 0
                                                    ----------         ---------             --------         ---------

Net (Loss) Income                                   $(114,816)          $(31,139)             $64,022           $(1,648)
                                                    =========          =========             ========           =======


Basic (Loss) Earnings Per Share                         $(0.01)          $(0.00)               $ 0.01            $(0.00)
                                                        =======          =======               ======            =======

Diluted  (Loss) Earnings Per Share                      $(0.01)          $(0.00)               $ 0.01            $(0.00)
                                                        =======          =======               ======            =======


Weighted Average Shares - Basic                      8,984,787         7,155,467            9,047,025         8,289,566
                                                     =========         =========            =========         =========

Weighted Average Shares - Diluted                    8,984,787         7,155,467           10,987,648         8,289,566
                                                     =========         =========           ==========         =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended November 30,
                                                                                                   Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:                                                      2000                1999
                                                                                       ------------------------------
    Net Loss                                                                            $(114,816)           $(31,139)
    Adjustments  to  reconcile  net  loss to net  cash  provided  by  (used  in)
       operating activities:
          Non-cash charge for issuance of warrants                                         75,831             102,626
          Accrued interest-short term loans-related parties                                27,337              13,293
          Imputed interest expense on subordinated mezzanine debt                          16,308               3,624
          Loss on equity investment                                                         2,624                   0
          Depreciation and amortization                                                   141,529              75,937
          (Benefit) provision for doubtful accounts                                        (3,000)              3,915
          (Increase) decrease in:
              Accounts receivable                                                         466,851            (421,013)
              Inventories                                                                 (15,852)            (36,919)
              Prepaid expenses and other current assets                                   (53,792)            (10,423)
          Increase (decrease) in:
              Accounts payable and accrued expenses                                       219,176             (16,640)
              Customer deposits181,396                                                    (16,000)
              Deferred revenue                                                           (725,491)                  0
              Non-current rent payable                                                          0                 749
                                                                                         --------           ----------
                 Net Cash Provided by (Used in) Operating Activities                      218,101            (331,990)
                                                                                         --------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition costs net of cash received                                                (102,813)           (315,518)
   Purchase of equipment and furnishings                                                 (127,003)            (46,424)
                                                                                         ---------           ---------
                 Net Cash Used in Investing Activities                                   (229,816)           (361,942)
                                                                                         ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                                                  15,693             100,000
   Proceeds from bank loan for production equipment                                        78,859                   0
   Proceeds from short term loans-related parties                                         204,000             127,000
   Proceeds from subordinated mezzanine debt                                                    0             450,000
   Proceeds from issuance of stock                                                        130,000             287,000
   Proceeds from exercise of warrants                                                      55,692                   0
   Proceeds from exercise of stock options                                                  1,602                   0
   Deferred financing fees                                                                      0             (35,523)
   Repayments of short term loans-related party                                          (141,000)           (100,000)
   Repayments of short term borrowings                                                   (100,000)                  0
   Repayments of note payable and equipment loans                                        (197,587)            (64,181)
                                                                                         --------            --------
                 Net Cash Provided by Financing Activities                                 47,259             764,296
                                                                                        ---------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  35,544              70,364
CASH AND CASH EQUIVALENTS
   Beginning of period                                                                      8,176              70,051
                                                                                          -------            --------
   End of period                                                                          $43,720            $140,415
                                                                                          =======            ========


SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                          $34,859            $ 39,179
                                                                                          =======            ========
   Common stock issued in connection with purchase of SEREC assets                         $7,500                  $0
                                                                                           ======                  ==
   Non-cash equity contribution in PNR                                                     $9,800                  $0
                                                                                           ======                  ==
   Non-cash exchange of accrued bonuses for common stock                                       $0             $17,188
                                                                                               ==             =======

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                           November 30, 2000 and 1999

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc. ("SCS"), a New Jersey Corporation formerly known as S&K Products International, Inc., ("S&K"), which the Company acquired on August 3, 1999 (the "Acquisition"). All significant intercompany accounts and transactions are eliminated in consolidation. The inclusion of SCS's results since August 3, 1999 has an effect on the comparison of the Company's Fiscal Year 2001 results to prior periods.

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

Patent and Patent Pending Costs - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations. The accumulated amortization is $84,554 and $80,053 at November 30 and February 29, 2000, respectively.

Reclassifications - Certain February 29, 2000 balances have been reclassified to conform with the current period presentations.

Adoption of Financial Accounting Standards - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect SFAS 133 to have a material impact on the consolidated financial statements. The FASB issued SFAS Nos. 137 and 138, which deferred the effective date of implementation of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 and amended SFAS 133, respectively.

Revenue Recognition in Financial Statements - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by February 28, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

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

Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                Nine Months Ended November 30, 2000
                                                                Spraying              Cleaning
                                                                Products              Systems             Total
         Net Sales                                                $3,361,438           $2,913,466        $6,274,904
         Net Income (Loss)                                           370,566             (485,382)         (114,816)
         Capital Expenditures                                        121,561                5,442           127,003
         Depreciation and Amortization Expense                        57,225               84,305           141,530

                                                                 Three Months Ended November 30, 2000
                                                                Spraying              Cleaning
                                                                Products              Systems             Total
         Net Sales                                                $1,190,617             $790,303        $1,980,921
         Net Income (Loss)                                           233,426             (169,404)           64,022
         Capital Expenditures                                         23,253                    0            23,253
         Depreciation and Amortization Expense                        23,329               30,871            54,201

The Company operated in a single reportable segment for the period from March 1, 1999 through August 3, 1999.



NOTE 3:  ACQUISITION OF SCS

On August 3, 1999 the Company purchased all the outstanding stock of S&K, a supplier of cleaning and drying systems for the semiconductor, disk drive, and precision cleaning industries. In June 2000, the Company changed S&K's name to SCS.

The  following  unaudited  proforma   information  presents  a  summary  of  the
consolidated results of operations of the Company and SCS as if the acquisition had occurred on March 1, 1999.

                                                       Proforma Consolidated Statement of Operations
                                                            Nine months ended November 30, 1999

                           Net Sales                                  $4,219,427
                           Cost of Goods Sold                          1,962,130
                                                                       ---------
                           Gross Profit                                2,257,297
                           Operating Expenses                          2,329,840
                                                                       ---------
                           Operating Loss                                (72,543)
                           Interest Expense                             (198,672)
                           Interest  & Misc. Income                       28,382
                                                                       ---------
                           Net Loss                                    $(242,833)
                                                                       =========

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and the elimination of extraordinary items associated with the acquisition. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on March 1, 1999, or of future results of operations of the consolidated entities.

NOTE 4:  ACQUISITION OF SEREC ASSETS

On September 21, 2000, the Company acquired certain intellectual property and intangible assets of Serec Corporation, a Rhode Island corporation which manufactured and sold solvent based cleaning systems. In exchange for $100,000 cash, the Company received the rights to seven patents, one registered trademark, unfulfilled purchase orders, engineering designs and certain other intangible assets. Professional fees and other costs of $10,313, $7,500 of which, was attributed to the issuance of common stock, were capitalized as additional purchase price. The aggregate purchase price of $110,313 is recorded as goodwill due to the inability to specifically identify the values associated with the various intangible assets acquired. The goodwill will be amortized on the straight-line basis over 5 years. Accumulated amortization of goodwill at November 30, 2000 was $3,678.

NOTE 5:  INVENTORY

Inventories at November 30, 2000 are comprised of:

                   Finished goods                                      $440,492
                   Work in process                                      135,188
                   Raw materials and subassemblies                      860,152
                                                                     ----------
                       Total                                          1,435,832
                   Less:  Allowance                                    (195,600)
                                                                     ----------
                   Net total inventories                             $1,240,232

NOTE 6:  LONG-TERM EQUITY INVESTMENT - NET

In January 2000, in connection with the formation of PNR America, LLC, a Delaware limited liability company ("PNR America"), the Company invested $19,600 in PNR America for a 49% ownership interest. Flowtech Srl ("Flowtech"), an Italian pressure nozzle manufacturer, owns the remaining 51%. In August 2000, the Company and Flowtech pledged an additional investment of $9,800 and $10,200, respectively, in PNR America, thereby maintaining each's proportional share. On November 30, 2000 the Company made its $9,800 contribution by decreasing the amount owed to the Company by PNR America.

PNR America was formed to market and sell nozzles imported from Flowtech in the U.S. The PNR America product line compliments the Company's existing business as there are certain basic nozzle properties common to both product lines and capitalizes on the Company's existing relationships with its customers. Prior to the formation of PNR America, the Company had been a U.S. distributor of Flowtech products.

Certain of the Company's officers and directors are also officers and directors of PNR America, however, PNR America's board of directors is controlled by Flowtech. The Company does not control PNR America and it is therefore not consolidated for reporting purposes.

The Company shares its facilities and personnel with PNR America. The Company allocated costs of $21,438 and $78,668 to PNR America for the three and nine month periods ended November 30, 2000, respectively, and $13,967 for the period of inception through February 29, 2000. Balances due from PNR America of $58,161 and $13,967 at November 30, 2000 and February 29, 2000, respectively, are expected to be repaid out of PNR America's fiscal year 2001 operating cash flows.

PNR America's year end is December 31, however, for financial reporting purposes the Company will reflect its proportionate share of the operating results of PNR America on a monthly basis, as the records are compiled by the Company. The Company's cumulative recorded equity loss in PNR America at November 30, 2000 was $55,442. The Company recognized, during the nine and three month period ended November 30, 2000 and the period from inception to February 29, 2000, $70,585, $18,558 and $14,257, respectively, as its estimate of the proportionate share of the net loss of PNR America. The Company, for financial reporting purposes, has netted the cumulative equity loss in PNR America with the intercompany balances due from PNR America.

The condensed financial information of PNR America as of November 30, 2000 and for the three month period ended November 30, 2000 is as follows:

Net loss-three months ended November 30, 2000              $(35,654)
                                                          =========
Net loss-nine months ended November 30, 2000              $(144,048)
                                                          =========
         Total assets - current                             $91,622
                                                            =======

         Due to Sono-Tek                                    $72,128
         Due to Flowtech                                    137,087
         Accrued Expenses                                     5,756
                                                           --------
         Liabilities                                        214,971
         Stockholders' deficiency                           (123,49)
                                                           --------
         Total liabilities and stockholders' deficiency     $91,622
                                                            =======

Note 7:  SHORT TERM LOANS RELATED PARTIES

From time to time the Company has required short-term loans to meet its payment obligations. All of these loans, which are payable on demand, have been provided by certain officers and directors of the Company at an interest rate of prime plus 2% computed at the time of the loan (9.75% to 11.5% at November 30, 2000). As of November 30, 2000 the amount of these loans outstanding was $302,084. Interest expense for the nine month period and three month period ended November 30, 2000 was $16,657 and $7,381, respectively. Accrued interest was $27,337 and $13,165 at November 30, 2000 and February 29, 2000, respectively.

NOTE 8:   COMMITMENTS AND CONTINGENCIES

On October 1, 2000, the Company entered into a lease agreement for additional production space in Milton, NY. The lease, which terminates November 30, 2002, has an annual rent of $18,000. The Company has the option to renew the lease for a period of three years after expiration.

NOTE 9.  EARNINGS (LOSS) PER SHARE

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



The computation of basic and diluted (loss) per share are set forth on the following table:

                                                           Nine Months Ended              Three Months Ended
                                                              November 30,                     November 30,
                                                           2000           1999              2000           1999
                                                           ----           ----              ----           ----
    Numerator-
       Numerator for basic and diluted
          earnings (loss) per share                    $(114,816)       $(31,139)         $64,022       $(1,648)
                                                       ==========       =========         =======       ========

    Denominator:
       Denominator for basic earnings (loss)
          per share - weighted average shares          8,984,787       7,155,467        9,047,025      8,289,467
       Effects of dilutive securities:
          Stock warrants                                       0*              0*       1,526,483              0*
          Stock options for employees, directors
              and outside consultants                          0*              0*         414,140              0*
                                                  -------------- ---------------     ------------ --------------
       Denominator for diluted earnings
          (loss) per share                             8,984,787*      7,155,467*      10,987,648*     8,289,566
                                                       =========       =========       ==========      =========

    *Stock options and warrants for employees, directors and outside consultants are antidilutive as a result of the net loss and therefore are not considered in the Diluted LPS calculation.

Under the assumption that stock options, warrants and convertible long term loans were not antidilutive as described above, the denominator for Diluted LPS would be 11,234,771 and 9,408,667 weighted average shares for the nine month period at November 30, 2000 and 1999, respectively and 11,340,411 weighted average shares for the three month period at November 30, 1999.

On October 9, 2000, the Board of Directors of the Company granted options to acquire 72,500 shares of common stock to qualified employees of the Company which are exercisable at the fair market value on the date of grant, under the Company's 1993 Stock Incentive Plan, as amended.

NOTE 10:  SUBSEQUENT EVENTS

Letter of intent - On May 16, 2000, the Company signed a letter of intent to purchase all the outstanding stock of a corporation to further expand the Company's product base. This letter of intent has expired by its terms and the Company is no longer pursing the purchase.

Short term loans - related parties - During December 2000, a director of the Company loaned the Company $20,000 at the fixed rate of 9%, convertible at $1.00 per share into the Company's common stock.

Subordinated mezzanine debt - During December 2000, the note was increased by $100,000. If the $100,000 plus interest is not repaid by March 22, 2001, the scheduled principal payments will increase to $15,278 per month and a replacement Warrant will be issued for 1,344,444 shares of the Company's common stock.

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

Liquidity and Capital Resources

The Company's working capital decreased $69,652 from $22,612 at February 29, 2000 to a working capital deficiency of $(47,040) at November 30, 2000. The decrease in working capital was primarily a result of a decrease in accounts receivable of $466,851 that was offset by a decrease in deferred revenue of $725,491 and increases in accrued expenses of $219,176 and customer deposits of $181,396.

The Company's stockholders' equity increased $155,809 from $727,630 on February 29, 2000 to $883,439 on November 30, 1999. Of this increase, $137,500 was due to the sale of 137,500 shares of common stock through a Private Placement, $132,242 was due to the exercise of warrants and options that were offset by the $114,816 loss for the nine months ended November 30, 2000.

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

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the Chairman and CEO of the Company. As of November 30, 2000 the outstanding balance was $350,000.

Due to losses incurred during Fiscal Years 2000 and 1999, the Company has borrowed on a short-term basis from officers and directors. As of November 30, 2000 the balance owed these officers and directors was $302,084.

Although there can be no assurances, management believes that its current backlog of orders and continued sales and expanding markets for its products will lead to increases in profits. These factors, and the anticipated success of PNR America, should allow the Company to meet its current obligations as they become due.

Results of Operations

The Company's sales increased $2,614,704 from $3,660,200 for the nine months ended November 30, 1999 to $6,274,904 for the nine months ended November 30, 2000. The increase was due to an increase in SCS sales of $2,310,100, increased sales of the SonoFlux System of $609,948, that were offset by a decrease in nozzle and liquid delivery sales of $107,657.

The Company's sales increased $429,149 from $1,551,772 for the three months ended November 30, 1999 to $1,980,921 for the three months ended November 30, 2000. The increase was due to $274,710 in sales attributable to SCS, increased sales of the SonoFlux System of $109,084, MCSoInfinity and AccuMistoSystems of $163,673, that were offset by a decrease in nozzle and liquid delivery sales of $68,918.

Gross profit increased $732,035 from $1,934,133 for the nine-month period ended November 30, 1999 to $2,666,168 for the nine-month period ended November 30, 2000. The increase in gross profit is due to the increase in sales that was offset by increases in personnel costs of $607,175, service travel of $135,651 and warranty expense of $75,314.

The Company's gross profit increased $144,261 from $812,249 for the three months ended November 30, 1999 to $956,510 for the three months ended November 30, 2000. The increase in gross profit is due to the increase in sales that was offset by increases in personnel costs of $89,627, service travel of $45,899 and warranty expense of $19,922.

The gross profit was 42% and 53% of sales for the nine month period ending November 30, 2000 and 1999, respectively. The gross profit was 48% and 52% of sales for the three month period ending November 30, 2000 and 1999, respectively. For both the three and nine month periods the decrease in the Company's gross profit was primarily a result of increased sales of the Company's products with lower profit margins.

Research and product development costs increased $257,625 from $430,068 for the nine months ended November 30, 1999 to $687,693 for the nine months ended November 30, 2000. Research and product development costs increased $47,346 from $170,712 for the three months ended November 30, 1999 to $218,058 for the three months ended November 30, 2000. For both the three and nine month periods, the increase in the Company's research and product development costs was a result of increased compensation and rent expense resulting from a larger engineering staff and travel costs associated with new products for SCS.

Marketing and selling costs increased $320,708 from $787,757 for the nine months ended November 30, 1999 to $1,108,465 for the nine months ended November 30, 2000. The increase was a result of increased sales commissions and additional sales personnel that totaled $236,312 and increased marketing expenses of $25,030.

Marketing and selling costs increased $60,130 from $303,061 for the three months ended November 30, 1999 to $363,191 for the three months ended November 30, 2000. The increase was a result of additional commissions of $118,707 that were offset by decreases in personnel costs of $15,623, travel costs of $11,471 and marketing costs of $23,899.

General and administrative costs increased $99,409 from $591,840 for the nine month period ended November 30, 1999 to $691,249 for the nine month period ended November 30, 2000. The increase was due to increases in professional and consulting fees of $128,817 plus goodwill and deferred financing amortization of $44,232 that were offset by a decrease in personnel costs of $58,929.

General and administrative costs decreased $57,881 from $300,986 for the three month period ended November 30, 1999 to $243,105 for the three month period ended November 30, 2000. The decrease was due to increases in professional and consulting fees of $45,758 that were offset by decreased personnel costs of $81,313.

Interest expense increased $63,178 from $167,587 for the nine month period ended November 30, 1999 to $230,765 for the nine months ended November 30, 2000. Interest expense increased $14,852 from $38,550 for the three month period ended November 30, 1999 to $53,402 for the three months ended November 30, 2000. The increase is primarily due to an increase in interest costs associated with the addition of SCS and Norwood loan interest and new equipment loans from the bank.

For the nine months ended November 30, 2000 the Company had a net loss of $114,816 or $(0.01) per share as compared to a net loss of $31,139 or $(0.00) per share for the nine months ended November 30, 1999.

For the three months ended November 30, 2000 the Company had a net income of $64,022 or $0.01 per share as compared to a net loss of $1,648 or $(0.00) per share for the three months ended November 30, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 29, 2000, the negative effect on the Company's results of operations would approximate $1,300 for the quarter ended November 30, 2000 and $3,500 for the nine months ended November 30, 2000.


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
                  None

Item 2.  Changes in Securities and Use of Proceeds
                  None

Item 3.  Defaults on Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.      Description
                  3(d)             Restated Certificate of Incorporation

                  10(g) Lease for the Company's facilities in Milton, NY dated September 29, 2000


(b)      Reports on Form 8-K
                  None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 16, 2001




                                                     SONO-TEK CORPORATION
                                                           (Registrant)




                                                     By: /s/ James L. Kehoe
                                                         James L. Kehoe
                                                         Chief Executive Officer





                                                     By: /s/ Kathleen N. Martin
                                                         Kathleen N. Martin
                                                         Chief Financial Officer

Exhibit 3(d)

                         CERTIFICATE OF INCORPORATION OF
                              SONO-TEK CORPORATION


         Under Section 402 of the business Corporation Law

IT IS HEREBY CERTIFIED THAT:

(1)      The name of the proposed corporation is:

                           SONO-TEK CORPORATION

(2) The purpose or purposes for which this corporation is formed, are as follows, to wit:

                To engage in the business of manufacturing, designing, creating, compounding, developing, formulating, investing, patenting, owning, acquiring, producing, processing, constructing, storing, applying, assembling, adapting, conducting, operating, using, preparing for market, exhibiting, distributing, installing, buying, selling, disposing, leasing, renting, mortgaging, exploiting, licensing, exchanging, reconstructing, repairing, importing, exporting and generally dealing in and with household and industrial fuel combustion systems including but not limited to all kinds of burners, furnaces, fuel atomizers, stoves, boilers, engines, fuel delivery systems, heating devices, lighting devices, refrigerating devices, devices for producing and furnishing gases, heat, light, cold, power, or electricity, and all other kinds of mechanical and electrical machines, devices, and appliances, and all kinds of materials, supplies, accessories, equipment, devices or other things used for any of the foregoing, or in any other way thereto relating, and any and all other kinds of machinery, appliances, device, supplies and articles.

                  To acquire such property, real and personal, as may be necessary to the conduct of such business.

                  The powers, rights and privileges provided in this Certificate of Incorporation are not to be deemed to be in limitation of similar, other, or additional powers, rights and privileges granted or permitted to a corporation by the Business Corporation Law, it being intended that this Corporation shall have the right to engage in such similar activities as like corporations may lawfully engage in under the Business Corporation Law of the State of New York, as now in effect, or as hereafter promulgated.

                  To do everything necessary, suitable or proper for the accomplishment, attainment or furtherance of, to do every other act or thing incidental to, appurtenant to, growing out of or connected with, the purposes, objects or powers set forth in this Certificate of Incorporation, whether alone or in association with others, to possess all the rights, powers and privileges now or hereafter conferred by the laws of the State of New York upon a corporation organized under the laws of the State of New York and, in general, to carry on any of the activities and to do any of the things herein set forth to the same extent and as fully as a natural person or partnership might or could do; provided, that nothing herein set forth shall be construed as authorizing the Corporation to possess any purpose, object or power, or to do any act or thing forbidden by law to a Corporation organized under the laws of the State of New York.
(3) The office of the Corporation is to be located in the Town of Milton, County of Ulster, State of New York.

(4) The aggregate number of shares of all classes which the Corporation shall have authority to issue is twenty-five million (25,000,000) common shares, par value $0.01 per share. No holder of any share of the Corporation shall, because of his ownership of shares, have a pre-emptive or other right to purchase, subscribe for, or take any part of any shares or any part of any notes, debentures, bonds, or other securities convertible into or carrying options or warrants to purchase shares of the Corporation issued, optioned or sold by the Corporation.

(5) The Secretary of State is designated as agent of the corporation upon whom process against it may be served. The post office address to which the Secretary of State shall mail a copy of any process against the Corporation served upon him is c/o Sono-Tek Corporation 2012 Route 9W, Building 3 Milton, New York 12547

(6) The Corporation may, to the fullest extent permitted by Sections 721 through 726 of the Business Corporation Law of New York, indemnify any and all directors and officers whom it shall have power to indemnify under the said Sections from and against any and all of the expenses, liabilities or other matters referred to in or covered by such sections, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which the persons so indemnified may be entitled under any By-law, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity by holding such office, and shall continue as a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

(7) No director
     of the Corporation shall be personally liable to the Corporation or shareholders for damages for any breach of duty as a director; provided that this Article (7) shall neither eliminate nor limit liability: (a) if a judgment or other final adjudication adverse to such director establishes that his or her acts or omissions were in bad faith or involved intentional misconduct or a knowing violation of law or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled or that his or her acts violated Section 719 of the Business Corporation law; or (b) for any act or omission prior to the effectiveness of this Article (7). Any repeal or any modification to the provisions of this Article (7) shall not adversely affect any right or protection of a director of the Corporation existing pursuant to this Article (7) immediately prior to such repeal or modification.

(8) The business of the Corporation shall be managed under the direction of a Board of Directors in accordance with the following:

          (a) The Board shall consist of six directors, unless and until otherwise determined by vote of a majority of the entire board of directors (whether or not there exist any vacancies in previously authorized directorships at the time such resolution is presented to the Board for adoption).

          (b) The directors shall be divided into two classes, designated Class I and Class II. All classes shall be as nearly equal in number as possible, and no class shall include less than three directors. The terms of office of the directors initially classified shall be as follows: at the 1989 annual meeting of shareholders, Class I directors shall be elected for a one year term expiring at the next annual meeting of shareholders and Class II directors for a two year term expiring at the second succeeding annual meeting of shareholders. At each annual meeting of shareholders after such initial classification, directors to replace those whose terms expire at such annual meeting shall be elected to hold office until the second succeeding annual meeting. Each director shall hold office until the expiration of his term and until his successor is elected and qualified or until his earlier death, resignation or removal.

          (c) A director elected to fill a vacancy shall be elected to hold office for a term expiring at the next meeting of shareholders at which the election of directors is in the regular order of business and until his successor has been elected and qualified.

          (d) If the number of directors is changed, (1) any newly created directorships or any decrease in directorships shall be so apportioned among the classes as to make all classes as nearly equal in number as possible; and (2) when the number of directors is increased by the Board and any newly created directorships are filled by the Board, there shall be no classification of the additional directors until the next annual meeting of shareholders.

          (e) Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any reason may be filled only by vote of the Board. If the number of directors then in office is less than a quorum, such newly created directorships and vacancies may be filled by a majority of the directors then in office.

          (f) Any director may be removed for cause by action of the Board. Any director may also be removed for cause (but not without cause) by the affirmative vote of the holders of at least two-thirds of the outstanding shares entitled to vote thereon.

          (g) The provisions of this Article (8) may be altered, amended or repealed, and any provision inconsistent herewith may be adopted, only by the affirmative vote of the holders of at least two-thirds of the outstanding shares entitled to vote thereon.

The undersigned incorporator is of the age of eighteen years or over.

                  IN WITNESS WHEREOF, this certificate has been subscribed this 21st day of March, 1975 by the undersigned who affirms that the statements made herein are true under penalties of perjury.

Exhibit 10(a)

                                      LEASE


LEASE MADE THIS 29th     DAY OF   September,   2000

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

In consideration of the mutual covenants contained herein, the parties agree as follows:

I.  SUBJECT AND PURPOSES:
         Lessor leases a portion of the building known as Phase I, Building 1, in the Milton Industrial Park, in the County of Ulster, State of New York and more particularly described as follows:

Approximately 4,200 square feet of space located adjacent to the SonoTek existing facilities containing a separate electric meter, gas meter, bathroom , small office and one drive-in overhead door.

II.   TERM AND RENT:
         Lessor  demises the above  premises for a term of two (2) Years and two
(2) months, commencing October 1, 2000 and terminating on November 30, 2002 at five o'clock P.M., or sooner as provided herein, at the annual rental of Eighteen Thousand Dollars ($18,000.00) or proportioned thereof..
         Such sums are payable in advance on October first for the first year and on the anniversary date for each succeeding year. However and provided the lessee is not otherwise in default, the lessee for convenience and with the consent of the lessor may pay such annual rent in equal monthly installments of OneThousand Five Hundred Dollars ($1,500.00) in advance on the first day of each month for that month's rental, during the term of this lease. All rental payments shall be made to Lessor at the address specified above. Lessee shall pay the rent as specified herein and in Section Three hereof.

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

VI.    IMPROVEMENTS TO BE MADE TO PREMISES:
         Lessee shall make the following improvements to the premises: Install access from the existing rental space into the new rental spacethrough a common wall area as located and type of materials approved by the lessor.
          The above improvements shall be at the direction of Sono-Tek Corporation and completed no later than January 1, 2001. The above improvements shall be subject to the provisions of paragraph VII.

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

X.     SECURITY DEPOSIT:
         Lessee shall deposit No Money with lessor upon the signing here of for the purposes of a security deposit.

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

                                               /s/ Jean K. Woodward
                                                   Jean K. Woodward, Lessor

                                             By:  /s/  James L. Kehoe
                                                  Sono-Tek Corp, Lessee
/s/ Kathleen N. Martin, Witness