Form 10-K/A
period 2001-02-28
SONO TEK CORP
filed 2001-06-15
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2001

Commission File Number: 0-16035

SONO-TEK CORPORATION
(Exact name of Registrant as Specified in its Charter)

NEW YORK		14-1568099
(State or other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

2012 Route 9W, Milton, New York  		    12547
(Address of Principal Executive Offices)		(Zip Code)

Registrant's Telephone Number, Including Area Code:  (845) 795-2020

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

	As of May 29, 2001 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,782,719 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $0.24.

	The Registrant had 9,092,355 shares of Common Stock outstanding as of May 29, 2001.






PART I
ITEM 1	BUSINESS

Organization and Business.

Sono-Tek Corporation (the"Company" or "Sono-Tek") was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles.

During Fiscal Year 2000 the Company completed the sale of 1,166,667 shares, at $0.30 per share, of Common Stock pursuant to a private placement (the "Private Placement"). The gross proceeds from the Private Placement were used to pay certain costs associated with the August 1999 acquisition of S&K Products International, Inc., a New Jersey corporation ("S&K"), which was subsequently renamed Sono-Tek Cleaning Systems, Inc. ("SCS"), and for general working capital purposes. SCS is a supplier of cleaning and drying systems for the semiconductor, disk drive, and precision cleaning industries. SCS is a wholly owned subsidiary of the Company.

The Company also markets a full range of pressure nozzles in the U.S. through a joint venture with Flowtech Srl, an Italian company ("Flowtech"). In January 2000, the two companies formed PNR America, LLC, a Delaware limited liability company ("PNR America"). The Company has a 49% ownership interest in PNR America. The Company has provided administrative and operational support for PNR America and allocated such costs to PNR America.

During Fiscal year 2001, the Company purchased the assets of Serec, a company that designed and sold vacuum based solvent cleaning systems. The Company financed this acquisition with the proceeds of additional private placement sales of common stock.

Current Business Situation

During Fiscal Year 2001 and 2000, the Company's operations fell into two segments: spraying systems and cleaning and drying systems. Prior to Fiscal Year 2000, the Company operated with only one segment, spraying systems. In the past, the spraying systems segment has had periods of sales growth and financial stability, but suffered sales declines and losses when the electronics industry had a downturn. During the last quarter of Fiscal Year 2001, there was a decline in demand for the Company's fluxing units due do a downturn in the electronics industry.

The Company acquired SCS in Fiscal Year 2000 and incurred losses in both Fiscal Year 2000 and 2001 in the cleaning and drying segment. These losses, combined with the decrease in sales in the spraying systems, led to an increase in Company debt and negative cash flow. During Fiscal Year 2001, the Company increased its borrowing from a bank, Norwood Ventures Group ("Norwood"), and officers and directors of the Company. From time to time certain officers of the Company have been requested to postpone their payroll and provide cash advances to purchase raw materials until adequate cash was available to render such payments. The Company also received additional cash from the sale of common stock and the exercise of warrants. These influxes of cash were not able to provide the Company with adequate amounts to pay its debts. The Company continues to have difficulty paying vendors and purchasing necessary raw materials.

Subsequent to the Fiscal Year End 2001, the Company took actions to limit the losses and reduce the negative cash flow. The spraying systems segment was downsized to reflect the decline in market demand, and the sales force was refocused to increase nozzle sales instead of fluxer sales. The cleaning and drying segment terminated production of capital equipment, but continues to service equipment and sell spare parts on a limited basis.

By decreasing operating costs, primarily in the form of reducing staff by thirty-two employees, the Company anticipates generating income beginning in the second quarter of Fiscal Year 2002. It is anticipated that Fiscal Year 2002 earnings will be sufficient to cover current operating costs, and will permit partial payments to vendors and pay the required principal payments on all debt. During the first quarter of Fiscal Year 2002, the Company received additional financing from Norwood and directors of the Company. The Company is negotiating long-term payment arrangements with its vendors for its past due balance, emphasizing that full demand of past due balances will necessitate the Company to consider legal protection from its creditors and that the Company's secured debt has certain priority to repayments.

During the Fiscal Year 2001, the Company was in default on a note for failure to make interest payments. The interest was paid, and the subordinated mezzanine debt was subsequently amended. Subsequent to year end, the Company's subsidiary, SCS, was in default on a bank note payable. A partial payment was made of principal and interest, however, SCS did not receive a waiver from the bank and the bank reserved all its rights and remedies.

Absent a creditor action, management anticipates the remaining operating results for the remaining three quarters of Fiscal Year 2002 should provide sufficient cash flows to continue operations and return to profitability.

Spraying Systems - The Company's spraying systems segment is its core business. It is engaged in the business of developing, manufacturing, marketing, selling and installing ultrasonic liquid atomizing units consisting of a nozzle based on patented technology, an electrical power supply, and related hardware which atomizes low-to-medium viscosity liquids used in various spraying applications. This business has been affected by the slowdown in the manufacture of electronic printed circuit boards. Subsequent to February 28, 2001, it has been downsized consistent with the decline in market demand, and will be increased in size as the situation improves. It has also been affected over the past two years by the start-up cash needs of the acquisitions, causing it to fall behind in payments to trade vendors. The current goal for this business is to return to profitability and to make prompt payment of all new obligations.
Management expects to record a loss for the first quarter of Fiscal Year
2002, due to the restructuring activities needed to create a profitable core business in that quarter.

Cleaning and Drying Systems - The Company's cleaning and drying systems segment is engaged in the business of developing, manufacturing, marketing, selling and installing cleaning, rinsing and drying systems. The product line includes vapor dryers, pod/box cleaners, solvent reprocessors and polymer removal systems which can be sold individually or as an integrated system. This segment includes the wholly-owned subsidiary, SCS, and the assets acquired in the Serec acquisition. This segment has proven to be unprofitable since inception, missing both forecasted sales and income goals and requiring significant cash infusions to continue operations as a capital equipment supplier. The continued poor performance of this segment provided sufficient evidence to conclude the related goodwill was impaired. Accordingly, the Company recorded an impairment loss adjustment of $669,697 which is included in discontinued operations.

Subsequent to February 28, 2001 management approved a plan to discontinue operations of this business segment to limit losses and negative cash flow. Currently, these businesses are being operated in a manner that does not require cash support from the Company's core business and that limits its operation to providing some spare parts or other short term transactions, or to those transactions that provide enough cash up front to facilitate the requested product or service. The ultimate disposition of this segment may take the form of selling all or some of its assets, licensing its product technology, and possibly continuing spare parts sales and service on a limited basis.

SCS is a wholly owned subsidiary that has substantial debts to trade vendors that are overdue. SCS's ability to repay these vendors depends on the success of the strategies mentioned above. However it is possible that some of these vendors or other creditors might take action demanding repayment that would force SCS into a liquidation of assets. Should this occur, it is not expected that it would materially impact Sono-Tek's core business. SCS is a separate legal entity and Sono-Tek does not legally guarantee the obligations of SCS. Sono-Tek is the major creditor of SCS through its cash loans over the past two years.

Investment in PNR America - Since the formation of PNR America to sell Flowtech pressure nozzles in the U.S. market, the Company has advanced significant resources in developing brand recognition without yielding an expected rate of return. Flowtech, the manufacturer and supplier of these nozzles, is the leading developer and manufacturer of pressure nozzles in Europe. The Flowtech pressure nozzles are commodity items and do not compete against the Company's ultrasonic nozzles used in capital equipment. The Company believes its continued investment in PNR
America to be a sound business decision in the long term, but, due to PNR America's limited ability to generate positive cash flows from operating activities, and forecasted demands to continue market penetration, the Company is seeking to renegotiate the arrangement with Flowtech, including the possible sale of the Company's ownership share.

Sono-Tek and Flowtech plan to continue joint marketing initiatives such as a linked web site, the use of Flowtech's sales representation in Europe, and collocation of the sales and shipping functions of PNR America at the Company's factory for the foreseeable future. Management would reconsider acquiring an ownership position in PNR America at a future date, if available, desirable, and if the Company is in a stronger financial position.

Product Development

Management believes that the Company's long-term growth and stability is linked to the development and release of products that provide total solutions to customer needs across a wide spectrum of industries, while advancing the utility of the Company's core technology. To this end, the Company's resources will be focused on a strategy of growth from within the core ultrasonic spray technology to new segments and customer needs.
The Company has several new products under development that could expand the market opportunities for our core technology. One of these, the Thinsonic-CVD product, is being used in research and development activities connected with new markets and customers for the Company.
Another, the Microflux 500, is a computer controlled, three dimensional precision spray system that is expected to find application in the both the fluxer industry and newer applications requiring precision spray of costly or environmentally controlled liquids. The Company is reviewing its current product line against the competition and evolving market demands to determine the most important product upgrades for future success.

Manufacturing

The Company currently employs nine people for its manufacturing and quality control activities. The Company's manufacturing operations are located in one facility in the town of Milton, New York.

The Company's current manufacturing areas consists of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.

The Company purchases circuit board assemblies and sheet metal components from outside suppliers. These are available from a wide range of suppliers throughout the world. All raw materials used in the Company's products are readily available from many different domestic suppliers. The Company provides a limited warranty on all of its products covering parts and labor for a period of one year from the date of sale. The Company maintains comprehensive general liability insurance in an amount which it believes is adequate for the nature of its operations. The Company became ISO 9001 registered in September 1998 and was recertified in September 2000. In addition to the high degree of quality implied by being ISO registered, the Company expects that such registration will discipline the Company in running its business and will stimulate continuous improvement.

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

Employees

As of May 29, 2001, the Company had 23 full-time employees and 3 part-time employees. The Company believes that its relationship with its employees is good.

(d)	Financial Information about Foreign and Domestic Operations and
Export Sales

The Company has focused primarily on the North American market. The Company utilizes independent sales representatives or sales representative companies throughout North America to sell spraying systems on a commission basis. The Company also has a distribution agreement with Flowtech and its subsidiaries in eleven countries covering parts of Europe, Asia and South America to market and sell all Sono-Tek product lines except the SonoFlux System. During Fiscal Years 2001, 2000, and 1999 the sales to foreign customers accounted for approximately $1,059,000, $808,000, and $620,000, respectively, or 24%, 21%, and 17%, respectively, of total revenues. During Fiscal Years 2001 and 2000 the sales from discontinuing operations to foreign customers accounted for approximately $263,000 and $184,000, respectively or 6% and 5%, respectively of total revenues.

(e)	Backlog

The backlog of orders from the Company's continuing operating segment was approximately $208,000, $197,000, and $115,000 as of February 28, 2001, February 29, 2000, and February 28, 1999, respectively. The
Company anticipates that it will ship all of its February 28, 2001 backlog during Fiscal Year 2002.

ITEM 2	PROPERTIES

The Company's offices, product development, manufacturing and assembly facilities are located in two buildings consisting of 13,200 square feet and 7,800 square feet of space at 2012 Route 9W, Milton, New York, pursuant to a lease which will expire on November 30, 2002. The Company also leases 2,000 square feet of warehouse space in the same complex. Due to downsizing in the first quarter of Fiscal 2002, the warehouse and 4,250 square feet of production space were eliminated.

ITEM 3	LEGAL PROCEEDINGS

On April 23, 2001, Essex Products International, Inc. ("EPI") notified SCS of the termination of the Manufacturer's Representative Agreement dated August 23, 2000 for cause by SCS. SCS has denied that the Agreement was properly terminated for cause. The Agreement requires SCS to continue fixed payments due through July 2001 upon cancellation, unless SCS canceled the agreement for cause on the part of EPI.  SCS also believes it
had sufficient cause to terminate the Agreement.   The Company believes
that the agreement was canceled without cause by EPI, and therefore the Company is entitled to Kevin Schumacher's, (a principal of EPI and former director of the Company) unvested, 300,000 shares of common stock issued him in connection with the Company's acquisition of S&K and to consider the balance (April 2001 to July 2001) of the fixed payments due EPI, forfeited. This matter will likely result in a legal dispute, the outcome of which is uncertain, however, it should not result in adjustments to the February 28, 2001 Fiscal Year financial statements as all amounts due EPI have been accrued.

Subsequent to the Fiscal Year End, the Company received notice that SCS was in default of its note payable for failure to make principal and interest payments when due. The Company subsequently made a partial payment of principal and interest as required, however, it did not receive a waiver from the bank and the bank has reserved all of its rights and remedies.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

		None.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDERS MATTERS

(a)	The Company's Common Stock trades in the over-the-counter
market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated as furnished by the National Quotations Bureau, Incorporated.

			FISCAL YEAR ENDED
		FEBRUARY 28,		FEBRUARY 29,
		2001		2000
		HIGH	LOW	HIGH	LOW
First Quarter	$2.4375	$1.375	$0.4375	$0.24
Second Quarter	1.75	0.9062	0.565	0.35
Third Quarter	1.3125	0.5625	1.025	0.51
Fourth Quarter	1.125	0.3281	2.875	0.51

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there is no established public trading market for the Company's Common Stock.

(b)	As of May 29, 2001 there were 322 record holders of the Company's
Common Stock.

(c)	The Company has not paid any cash dividends on its Common Stock since its inception and intends to retain earnings, if any, for use in its business and for other corporate purposes. The Company has entered into debt and equity agreements that restrict the payments of cash dividends.

ITEM 6	SELECTED FINANCIAL DATA <F1>

The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein. The statement of operations data for the five years ended February 28, 2001 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company. These financial statements were prepared on a going concern basis.

Year Ended		02/28/01	02/29/00	02/28/99	02/28/98	02/28/97
(In thousands, except per share data)
Net Sales		$4,307	$3,913	$2,903	$3,570	$3,111
Income (Loss) from
	Continuing Operations	$375	 $(126)	 $(811)	  $252	$153
Loss from Discontinued
	Operations<F3>		$(2,006)	 $(546)	     -	     -	 -
Net (Loss) Income		$(1,630)	 $(672)	 $(811)<F2>	  $252	$153
Basic (Loss) Earnings
	Per Share
	Continuing Operations	  $0.04	$(0.02)	$(0.18)	 $0.06
$0.04
	Discontinued Operations	 $(0.22)	$(0.07)	     -	     -	 -
	Net (Loss) Income	 $(0.18)	$(0.09)	$(0.18)	 $0.06	 $0.04
Diluted (Loss) Earnings
	Per Share
	Continuing Operations	 $0.04	$(0.02)	$(0.18)	 $0.05
$0.03
	Discontinued Operations	 $(0.22)	$(0.07)	     -	     -	 -
	Net (Loss) Income	 $(0.18)	$(0.09)	$(0.18)	 $0.05	$0.03
Cash Dividends		  None	  None	  None	  None	None
Weighted Average
    Shares - Basic		9,011	 7,511	 4,387	 4,376	4,205
Weighted Average
    Shares - Diluted<F4>		 9,011	7 ,511	 4,387	 4,774
4,507

Total Assets		 $2,212	$2,798<F5> 	$1,336	$1,729	$1,252
Long-Term Liabilities		  $605	  $559<F6> 	   $46<F7> 	  $586
$577

<F1> Should be read in conjunction with the Consolidated Financial Statements and notes thereto.
<F2> Upon conversion of $530,000 of Subordinated  Debt to equity, the Company expensed $354,280 of which $302,857 is due to the lowering of the conversion price from $.70 to $.30 and $51,423 is due to the value of the new warrants granted.
<F3> The discontinued segment was acquired in Fiscal Year 2000, therefore there is no Loss for Discontinued operations for Fiscal Year 1999, 1998 and 1997.
<F4> Stock options for employees and outside consultants are antidilutive during
Fiscal 1999, 2000 and Fiscal 2001 as a result of the net loss and therefore are not considered in the Diluted EPS calculation.
<F5> Total Assets increased in Fiscal 2000 due to the purchase of S&K Products
International on August 3, 1999 and from the proceeds from financing activities.
<F6> The Long-Term Liabilities increased in Fiscal 2000 due to a new loan of
$450,000 plus long term and subordinated liabilities assumed in connection with the S&K acquisition.
<F7> The Long-Term Liabilities decreased in Fiscal 1999 due to the conversion of the Subordinated Convertible Debt of $530,000 to equity.

ITEM  7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Federal Securities Laws. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

- the Company's access to adequate funds to meet the Company's operating and financial needs and to repay its past due debt, and the Company's ability to continue as a going concern if it is unable to access adequate financing;

- the possibility that the Company's creditors may take legal action for the repayment of past due indebtedness and the ability of the Company to continue as a going concern if any such action is taken;

-     the Company's ability to restructure its past due debt;

-     the possibility of additional impairment write downs of assets;

-     the Company's ability to respond to competition in its markets;

-     general economic conditions in the Company's markets;

- the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and

-     various other factors discussed in this Annual Report on Form 10-K.

The Company undertakes no obligation to update publicly any forward-looking statement.

Capital Resources and Liquidity

On February 28, 2001, the Company had a working capital deficiency of $627,799 and stockholders' deficiency of $605,364. This compares to working capital deficiency of $22,496 and stockholders' equity of $727,629 on February 29, 2000. The net increase in working capital deficiency of $605,303 is due to a decrease in accounts receivable plus increases in inventory and that were offset by increases in debt, accounts payable and accrued expenses. The net decrease of $1,332,993 in the Company's stockholders' equity is a result of the sale of $137,500 in common stock through a private placement, the addition of $57,293 for warrants and options exercised and $102,701 for the issuance of warrants and options, net of the Fiscal Year 2001 operating loss due to discontinued operations.

During Fiscal Year 2001, the Company amended its agreement with Norwood pursuant to which the Company increased its five year loan in the principal amount of $100,000. The terms of the loan require interest payments only through September 2002 followed by monthly payments of $15,278 plus interest through September 30, 2004. The Company was also required to grant a warrant to purchase 244,000 shares of the Company's common stock at an exercise price of $0.30 per share, which can be put to the Company. Such warrants were valued at $17,111 which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan. Subsequent to Fiscal Year End 2001, the Company amended its agreement on April 30, 2001 with Norwood pursuant to which the Company increased its five year loan in the principal amount of $300,000, of which $50,000 represented related party loans assigned to Norwood. The terms of the amended loan require monthly payments of interest only through September 30, 2001, followed by thirty-six equal fixed monthly payments of principal, plus interest. The Company was also required to grant a warrant to purchase 733,333 shares of the Company's common stock at an exercise price of $0.10 per share, which can be put to the Company.

During Fiscal Year 2000, the Company entered into a short term loan of $100,000 with an outside non-affiliated individual. The loan and related interest was repaid in May 2000. As part of the loan agreement, when the loan was repaid, the lender received a warrant to purchase 50,000 shares of the Company's common stock at a price of $1.00 per share. During Fiscal
Year 2001, the Company recognized a non-cash interest charge of $64,033 based on the fair market value of the warrants granted.

The Company maintains a revolving line of credit which provide maximum borrowings of $350,000, $350,000 and $300,000 at Fiscal Years ended
February 28, 2001, February 29, 2000 and February 28, 1999, respectively.
This line of credit is collateralized by accounts receivable, inventory and all other personal property of the Company, and is guaranteed by James Kehoe, former Chief Executive Officer of the Company, and is subject to certain priority liens on SCS assets.

Capital expenditures increased $66,000 during Fiscal Year 2001 to $124,000 from $59,000 during Fiscal Year 2000. During Fiscal Year 2001, the
Company entered into two collateralized term loan agreements with a bank.
One loan for $45,359 was to purchase production equipment for the Company. Another piece of equipment was purchased for the cleaning and drying system segment, which has discontinued operations. This loan for $33,500 is expected to be paid off during Fiscal Year 2002, when the cleaning and drying systems segment is discontinued. During Fiscal Year
2000, the Company entered into a collateralized $73,000 term loan agreement with a bank to purchase a cleanroom. This clean room was purchased for the cleaning and drying systems segment and is expected to be terminated in Fiscal Year 2002. During Fiscal Year 2001, 2000 and 1999 the Company repaid $258,859, $114,622, and $55,457, respectively, on notes payable and equipment loans held by both the spraying and cleaning and drying segments of the Company.

Subsequent to Fiscal Year End, the discontinued operating segment received a default notice regarding its bank loan. The Company paid a portion of the required principal and interest, however, the Company did not receive a waiver from the bank and the bank has reserved all of its rights and remedies. Due to the limited operations of the discontinued operating segment, the cash generated may not be sufficient to complete the monthly principal and interest payments through January 2002 when the loan matures.

The Company's Convertible Secured Subordinated Promissory Notes that were scheduled to mature on August 15, 2000 were converted to Common
Stock under the Fourth Note Amendment Agreement dated February 26,
1999. This agreement provided for the reduction in the conversion price from $.70 per share to $.30 per share. The Noteholders received stock for the converted Notes and for the unpaid interest as of February 26, 1999. At the same time, the exercise price of the warrants was reduced from $1.50 per share to $.65 per share, and the expiration date of the warrants was extended to February 28, 2002. During Fiscal Year 2001, warrants for 85,680 shares of stock were exercised, resulting in $55,692 of new capital. During Fiscal
Year 2000, warrants for 300,985 shares of stock were exercised, resulting in $195,640 of new capital.

Due to the consolidated Company losses incurred during Fiscal Years 2001, 2000 and 1999, the Company was required to borrow on a short term basis from officers and directors of the Company. Employees also made cash advances to the Company in order to purchase raw materials and pay operating expenses. At Fiscal Year End 2001, the amount owed one employee was $27,000, which was added to the short term loans. During
Fiscal Year 2001 and 2000, a total of $335,000 and $247,000, respectively, was loaned by these individuals. Of these amounts, $241,000 and $50,000 was repaid with interest in Fiscal Year 2001 and 2000, respectively.
Subsequent to Fiscal Year End 2001, $146,000 in principal, plus interest was repaid and $50,000 was assigned to Norwood in connection with its additional advance of $300,000 on April 29, 2001. During Fiscal Year
2000, an additional $51,051, of which $5,135 was accrued interest, was used, in a non-cash transaction, to exercise warrants to purchase 78,540 shares of the Company's common stock. As of February 28, 2001, the balance owed the officers and directors was $432,084.

During Fiscal Year 2001, warrants to purchase 50,000 shares of the Company's common stock were issued to an officer of the Company in acknowledgment of short term loans granted to the Company in Fiscal Year
2000. The Company recognized a non-cash interest charge of $11,799 based on the fair market value of the warrants granted. As an acknowledgement of the loans, 300,000 warrants were issued each to an officer and a director of the Company in Fiscal Year 2000. Each warrant expires May 12, 2004 and has an exercise price of $0.30 per share. The
Company recognized a non-cash interest charge of $102,626 based on the fair market value of the warrants granted.

Subsequent to Fiscal Year End 2001, the Company discontinued the production of capital equipment in the cleaning and drying systems segment and began to focus on its original product lines, specifically the sales of ultrasonic nozzles. Although there can be no assurances, management believes that by taking these steps the Company will be able to return to profitability in Fiscal Year 2002. It is anticipated that future cash flows may not allow the Company to repay its current debt and trade creditors in a timely manner.

Results of Continuing Operations - 2001 Compared to 2000

The Company's sales increased $393,719 or 10% from $3,913,176 in Fiscal
Year 2000 to $4,306,895 in Fiscal Year 2001. The increase in sales was a result of increased sales of Fluxers of $424,000 and special orders of $276,000 that were offset by a decrease in ultrasonic nozzle sales of $96,000 and pressure nozzles sales of $213,000, now sold and distributed by the Company's affiliate PNR America.

The Company's cost of goods sold decreased $170,098 or 9% from $1,992,107 for Fiscal Year 2000 to $1,822,009 for Fiscal Year 2001. The decrease in cost of goods sold is a result of a increase in the indirect charges proportionately allocated to discontinued operations of $434,000 and a decrease in inventory obsolescence of $113,000 that is offset by an increase in material costs due to the increase in sales. The gross profit margin increased $563,817 or 30% from $1,921,069 in Fiscal Year 2000 to $2,484,886 in Fiscal Year 2001. The gross profit margin increased to 58% from 49% for Fiscal Years 2001 and 2000 as a result of an increase in sales plus the realization of cost sharing between the continuing and discontinued operating segments.

Research and product development ("R&D") costs decreased $120,228 or 29% from $418,695 in Fiscal Year 2000 to $298,467 in Fiscal Year 2001.
The decrease is attributable to lower personnel costs due to allocating R&D efforts to its discontinued operating segment proportionately based on the level of effort employed for these segments.

General and administrative costs increased $148,287 or 29% from $510,712 in Fiscal Year 2000 to $662,999 in Fiscal Year 2001. The increase is attributable to additional professional fees of $107,000 and bad debt expense of $50,000.

Sales and marketing expense decreased $69,419 or 3% from $927,742 in Fiscal Year 2000 to $858,323 in Fiscal Year 2001. The decrease is attributable to lower personnel costs of $69,000, professional fees of $26,000 and marketing of $28,000 that were offset by an increase in commissions of $58,000.

The Company's operating income increased $601,177 or 940% from $63,920 in Fiscal Year 2000 to $665,097 in Fiscal Year 2001. The increase was a result of an increase in gross profit of $564,000 and a decrease in operating expenses of $37,000.

Interest and other income (loss) increased $41,505 or 839% from a loss of $4,946 in Fiscal Year 2000 to a loss of $46,451 in Fiscal Year 2001. The increase is attributable to recording the proportionate share of the affiliate's loss plus write offs of uncollectible balances owed from the affiliate. Interest expense increased $57,835 or 31% from $185,501 in Fiscal Year 2000 to $243,336 in Fiscal Year 2001. The increase is due to a non cash charge of $75,832 associated with the issuance of warrants, that was offset by lowered interest rates.

The Company's net income before discontinued operations increased
$501,837 from a loss of $126,527 in Fiscal Year 2000 to a net income of $375,310 in Fiscal Year 2001. The increase is a result of increased sales and a decrease in expenses due to sharing of costs with SCS.

Results of Discontinued Operations - 2001 compared to 2000

The Company's loss from discontinued operations increased by $1,459,600 from a loss of $546,199 in Fiscal Year 2000 to a loss of $2,005,799 in Fiscal
Year 2001. The increase in the loss was due to the impairment of its goodwill of $669,697, an increase in the inventory and accounts receivable reserves of $193,887, plus the lack of sales to support the necessary amount of overhead.

Results of Continuing Operations - 2000 Compared to 1999

The Company's sales increased $1,010,225 or 35% from $2,902,951 in Fiscal Year 1999 to $3,913,176 in Fiscal Year 2000. The increase in sales was a result of increased sales of fluxing systems of $614,000, MCS and special systems of $330,000, and sales to affiliates of $197,000 that were offset by a decrease in nozzle sales of $129,000.

The Company's cost of goods sold increased $375,490 or 23% from $1,616,617 for Fiscal Year 1999 to $1,992,107 for Fiscal Year 2000. The increase in cost of goods sold is a result of a $179,000 charge for inventory obsolescence, an increase in sales of the Company's products, and the related increase in material costs of $338,000 that were offset by a decrease in personnel expense of $149,000 due to sharing costs with SCS. The gross profit margin increased $634,735 or 49% from $1,286,334 in Fiscal Year
1999 to $1,921,069 in Fiscal Year 2000. The gross profit margin was 49% and 44% of sales for Fiscal Years 2000 and 1999. The increase was a result of an increase in sales plus the realization of cost reductions through the consolidation of the operations of the Company and SCS.

Research and product development costs decreased $69,093 or 14% from $487,788 in Fiscal Year 1999 to $418,695 in Fiscal Year 2000. The decrease is attributable to a decrease in personnel cost of $46,000 due to sharing costs with SCS and a decrease in engineering materials of $10,000.

General and administrative costs decreased $12,195 or 2% from $498,517 in Fiscal Year 1999 to $510,712 in Fiscal Year 2000.

Sales and marketing expense increased $220,527 or 31% from $707,215 in Fiscal Year 1999 to $927,742 in Fiscal Year 2000. The increase is attributable to added personnel costs of $93,000, increased commissions of $66,000, increased travel of $27,000 and marketing of $21,000.

The Company's operating income before discontinued operations increased
$825,386 or 108% from a loss of $761,466 in Fiscal Year 1999 to a net income of $63,920 in Fiscal Year 2000. The increase was a result of $354,280 non-cash charge in Fiscal Year 1999 and increased revenue and cost sharing with SCS in Fiscal Year 2000.

Interest and other income (loss) increased $16,158 or (144%) from an income of $11,212 in Fiscal Year 1999 to a (loss) of ($4,946) in Fiscal Year
2000. The increase is attributable to recording the proportionate share of the affiliate's loss. Interest expense increased $125,053 or 207% from $60,448 in Fiscal Year 1999 to $185,501 in Fiscal Year 2000. The increase is due to a non cash charge of $102,626 associated with the issuance of warrants, the addition of the Norwood loan interest, plus additional balances on the line of credit and a new equipment loan.


ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates.
The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 28, 2001, the negative effect on the Company's results of operations would approximate $4,000.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

Financial information required by Item 8 is included in Part IV, Item 14 of this report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

(a)	Identification of Directors

	Name		Age	Position with the Company

	Harvey L. Berger	62	Director
	Christopher L. Coccio	60	Chief Executive Officer,
				President and a Director
	James L. Kehoe	54	Director
	Samuel Schwartz	81	Acting Chair and Director*
	Jeffrey O. Spiegel	43	Director
	J. Duncan Urquhart	47	Director*

*  Member of the Audit Committee and Compensation Committee.

Dr. Berger has been a Director of the Company since June 1975.  In April
2001, he resigned his position as President. Dr. Coccio has been a Director of the Company since June 1998. Subsequent to year end, he accepted the positions of President and CEO. Mr. Kehoe has been a Director since June
1991.  In March 2001, he resigned his positions of CEO and Chairman.  Mr.
Schwartz has been a Director since August 1987. Subsequent to year end, he accepted the position of Acting Chairman. Mr. Spiegel has been a Director since November 2000. Mr. Urquhart has been a Director since
September 1988.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Berger and Coccio, and Mr. Spiegel run until the annual meeting to be held in 2001, and the term of Messrs. Kehoe, Schwartz and Urquhart run until the annual meeting to be held in 2002, and in each case until their respective successors are duly elected and qualified.

(b) 	Identification of Executive Officers

	Name		Age	Position with the Company

	Christopher L. Coccio	60	Chief Executive Officer,
				President and a Director
	R. Stephen Harshbarger	33	Vice President
	Kathleen N. Martin	48	Chief Financial Officer and
				Treasurer
	William J. McCormick	44	Vice President

Dr. Coccio was appointed Acting CEO in March 2001, and accepted the positions of Chief Executive Officer and President in April 2001. Mr.
Harshbarger has served as Vice Presidents since June 2000. Ms. Martin has served as Chief Financial Officer and Treasurer since November 1997. Mr.
McCormick has served as Vice President since May 1999.

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

DR. HARVEY L. BERGER has been a Director of the Company since June
1975.  He was President of the Company from November 1981 to
September 1984 and  from September 1985 until April 2001.  From
September 1986 to September 1988 he also served as Treasurer. He was Vice Chairman of the Company from March 1981 to September 1985. Dr.
Berger holds a Ph.D. in physics from Rensselaer Polytechnic Institute and is a member of the Marist College Advisory Board.

DR. CHRISTOPHER L. COCCIO has been a Director of the Company since June 1998. From 1964 to 1996 he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the US. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly's
Legislative Commission on Science and Technology from 1996 to 1998.  In
1998 he began to work with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems as VP of Business Development and member of the Board of Advisors. Mr. Coccio received a B.S.M.E. from Stevens Institute of Technology, a M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical
Engineering.  He was appointed President and CEO of Sono-Tek on April
30, 2001.

R. STEPHEN HARSHBARGER has been Vice President of the Company since June 2000. He joined Sono-Tek in October 1993 as a Sales Engineer.
In 1997, he was promoted to Regional Sales Manager and in 1999 he advanced to National Sales Manager. Prior to joining Sono-Tek, Mr.
Harshbarger was the Sales and Marketing Coordinator for three years at Plasmaco, Inc., a developer and manufacturer of state-of-the-art flat panel displays. He is a graduate of Bentley College, with a major in Finance and a minor in Marketing.

JAMES L. KEHOE was Chairman of the Board from May 1999, and Chief
Executive Officer of the Company from August 1993 until his resignation from both positions in March 2001. He has been a Director of the Company since June 1991. From 1987 until 1993, he was President and Chief
Executive Officer of Plasmaco, Inc., which he founded in 1987. Plasmaco is involved in the development and manufacture of AC plasma flat panel displays. Prior to founding Plasmaco, Mr. Kehoe was employed for twenty two years by International Business Machines Corporation where he held a variety of engineering and management positions.

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

SAMUEL SCHWARTZ has been a Director of the Company since August
1987 and was Chairman of the Board from February 1993 to May 1999.  In
April 2001 he accepted the position as Acting Chairman of the Board.  From
1959 to 1992 he was the Chairman and CEO of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry.
He received a B.CH.E. from Rensselaer Polytechnic Institute in 1941 and a M.CH.E. from New York University in 1948.

JEFFREY SPIEGEL has been a Director of the Company since November
2000.  He is the President and CEO of Randa Corporation, a position he has
held since 1986.  Randa is an international men's accessory company.   Mr.
Spiegel received an B.A. from Brandeis University in 1979.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company through February 28, 2001 for each named officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the Fiscal Year ended February 28, 2001.

SUMMARY COMPENSATION TABLE

					Long Term
			Annual Compensation	Compensation
Name and				Awards, Securities        All Other*
Principal Position	Year	Salary ($)	Bonus ($)	Underlying
Options(#)Compensation

R. Stephen Harshbarger	2001	$102,487	0	0		$2,695
Vice President

* Dollar amounts are Company contributions under the Company's retirement plan.

The following table sets forth information regarding option exercises during the Fiscal Year ended February 28, 2001, as well as any unexercised options held as of February 28, 2001 by each named executive who receives in excess of $100,000 in salary and bonus.

				# of Securities Underlying	Value of Unexercised
				Unexercised Options	In-the Money Options
		Shares		at Fiscal Year End (#)	At Fiscal Year End ($)
		Acquired on	Value
Name		Exercise (#)	Realized ($)
	Exercisable/UnexercisableExercisable/Unexercisable

R. Stephen Harshbarger	0	0	29,250	20,750	$8,363	$6,738
Vice President

Audit Committee

The Company's Board of Directors has an Audit Committee composed of
Samuel Schwartz and J. Duncan Urquhart, all Directors of the Company.
There is a vacancy on the committee due to Christopher Coccio's employment by the Company in April 2001. The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reports its findings to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors has a Compensation Committee composed of Samuel Schwartz and J. Duncan Urquhart, all Directors of the Company. There is a vacancy on the committee due to Christopher
Coccio's employment by the Company in April 2001. However, the Compensation Committee serves an advisory function only. All decisions regarding compensation are made by the full Board of Directors, including
Drs. Berger and Coccio who could participate in decisions regarding the compensation of the Company's executive officers, including their own.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

The following information is furnished as of May 29, 2001 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if			Amount
   more than 5%) of			Beneficially
   Beneficial owner			Owned	Percent
Directors
	*Harvey L. Berger		366,700<F1>	4.0%
	*Christopher L. Coccio		50,000<F2>	**
	*James L. Kehoe		721,317<F3>	7.5%
	*Samuel Schwartz		977,083<F4>	10.4%
	*Jeffrey O. Spiegel		106,777<F5>	1.2%
	*J. Duncan Urquhart	    	20,000<F6>	     **
All Executive Officers and Directors as a Group 	2,241,877<F7>	22.4%

Additional 5% owners
	Herbert Spiegel			513,692	5.6%
	425 East 58th Street
	New York, NY  10022

	Norwood Venture Corporation		2,077,777<F8>	18.6%
	1430 Broadway
	New York, NY  10018

*c/o Sono-Tek Corporation, 2012 Route 9W, Bldg. 3, Milton, NY  12547.
** Less than 1%

<F1>  Includes 4,000 shares in the name of Dr. Berger's wifeand 45,000 options deemed exercisable issued under the 1993 Plan.
<F2>  Includes 10,000 options deemed exercisable granted in September 1999 under the 1993 Plan.
<F3>  Includes 230,000 options deemed exercisable issued under the 1993 Plan, plus 300,000 warrants deemed exercisable awarded by the Board of Directors in May 1999.
<F4>  Includes 300,000 warrants deemed exercisable awarded by the Board of
Directors in May 1999.
<F5>  Assumes the exercise of a warrant Mr. Spiegel received upon conversion of a secured subordinated promissory note,,which warrant is exercisable at $.65 per share for an additional 28,560 shares of Common Stock.
<F6>  Includes 20,000 options deemed exercisable granted in May 1999 under the
1993 Plan.
<F7>  Includes 305,000 options deemed exercisable issued under the 1993 Plan,
600,000 warrants deemed exercisable awarded by the Board of Directors in May 1999, an 28,560 warrants deemed exercisable received upon conversion of secured subordinated promissory note.
<F8> Includes 1,100,000 warrants deemed exercisable issued on September 30,
1999, 244,444 warrants deemed exercisable issued on December 20, 2000, and 733,333 warrants deemed exercisable issued on April 30, 2001, all in conjunction with a loan, as amended, made to the Company.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Short term loans - From time to time the Company has required short-term loans to meet its payment obligations. Most of these loans, which are payable on demand, have been provided by certain officers and directors of the Company at an interest rate of prime plus 2% computed at the time of the loan. The interest rate on such short term loans range from 9.75% to 11.50% at February 29, 2001. As of February 28, 2001 and February 29,
2000 the amount of these loans outstanding was $459,605 and $239,084, respectively. During Fiscal Year 2001, a total of $334,000 was loaned by these individuals to the Company. Of this amount, $241,000 was repaid in Fiscal Year 2001 and $96,000 was repaid subsequent to year end. Interest expense for the twelve month period ended February 28, 2001 and February
29, 2000 was $26,395 and $17,989, respectively. Accrued interest was $37,075 and $13,165 at February 28, 2001 and February 29, 2000,
respectively.

As an acknowledgement of loans granted to the Company in Fiscal Year
2000, warrants were issued to an officer of the Company in Fiscal Year
2001. One warrant is to purchase 25,000 shares of the Company's common stock at $0.50 per share, the other warrant is to purchase 25,000 shares of the Company's common stock at $1.00 per share. Both warrants expire
March 3, 2005. The Company recognized a non-cash interest charge of $11,799 based on the fair market value of the warrants granted.

Subordinated convertible loans- Two convertible subordinated notes issued to the former shareholders of S&K or members of their immediate family, for an aggregate principal amount of $150,000 were assumed by the Company on August 3, 1999, the date of the SCS acquisition (the "SCS
Notes"). The SCS Notes are subordinate to the long-term debt with SCS's bank and the Company's bank. The SCS Notes are payable August 3, 2002 with interest accruing at a rate of 6% per annum. The unpaid principal balance on the SCS Notes is convertible into Common Stock at $1.00 per share. If the Company's Common Stock trades at a value equal to or greater than $2.00 per share for thirty consecutive trading days, the unpaid principal balance shall automatically convert to Common Stock. Interest expense for the twelve month period ended February 28, 2001 was $9,000. Accrued interest was $14,250 at February 28, 2001.


PART IV

ITEM 14	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The consolidated financial statements and schedules listed in the accompanying "Index to Consolidated Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.	Description
3(a)1		Certificate of Incorporation of the Company and all
		amendments thereto.
3(b)2		By-laws of the Company as amended.
3(c) 3		Certificate of Amendment of the Certificate of Incorporation,
		dated September 30, 1999.
3(d) 12		Restated Certificate of Incorporation
4(a)1		Form of Convertible Note.
4(b)4		Form of Warrant.
4(c)4		Master Security Agreement.
4(d)		The Company agrees to furnish a copy of the equipment loan
		referred to in the Company's financial statements to the
		Commission upon request.
4(e)5		Form of 1995 Amendment to Convertible Note.
4(f)6		Form of 1996 Amendment to Convertible Note.
4(g)7		Form of 1997 Amendment to Convertible Note
4(h)8		Letter agreement between the Company and The Bank of
		New York.
4(i) 9		Form of 1999 Amendment to Convertible Note.
4(j) 9		Mr. Kehoe's Personal Guarantee for the Bank of New York.
4(k) 3		Note and Warrant Purchase Agreement dated September 29,
		1999 by and between the Company and Norwood Venture
		Corp.
4(l) 3		Note issued by the Company, dated September 29, 1999, in
		 the principal sum of $450,000
4(m) 3		Common Stock Purchase Warrant, dated September 29,
		1999, issued by the Company to Norwood Venture Corp.
4(n) 3		General Security Agreement, dated September 29, 1999,
		issued by the Company in favor of Norwood Venture Corp.
4(o)		Amended, Note and Warrant Purchase Agreements dated
		December 22, 2000 and April 30, 2001 by and between the
		Company and Norwood Venture Corp.
10(a) 11	Lease for the Company's facilities in Milton, NY dated
		December 1, 1999.
10(b) 11	Lease for the Company's facilities in Milton, NY dated
		January 1, 2000.
10(c) 11	Lease for the Company's facilities in Milton, NY dated
		January 1, 2000.
10(d)		Release from the lease for two of the Company's facilities in
		Milton, NY dated June 13, 2001
*10(e) 10	1993 Stock Incentive Plan as amended.
10(f) 9		Bank of New York Line of Credit.
10(g) 12	Lease for the Company's facilities in Milton, NY dated
		September 29, 2000.
23(a)		Independent Auditors' Consent.



* Management Contract or Compensatory Plan.

1	Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1994.
2	Incorporated herein by reference to exhibit 2 to Amendment No. 1 to Form
8-A, SEC file #0-16035.
3	Incorporated herein by reference to the Company's Form 10-Q Quarterly
Report for the quarter ended November 30, 1999.
4	Incorporated herein by reference to the Company's Form 10-Q Quarterly
Report for the quarter ended November 30, 1993.
5	Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1995.
6	Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 1996.
7	Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1997.
8	Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended May 31, 1996.
9	Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1999.
10	Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended August 31, 1994.
11	Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 2000.
12	Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended November 30, 2000.


(b)	Reports on Form 8-K.
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SONO-TEK CORPORATION

FORM 10-K

ITEMS 8 AND 14(d)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
SCHEDULES

FOR THE YEAR ENDED FEBRUARY 28, 2001



INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS (ITEM 8):

Consolidated Balance Sheets at February 28, 2001 and February 29, 2000

Consolidated Statements of Operations
	For the Years Ended February 28, 2001, February 29, 2000 and
February 28, 1999

Consolidated Statements of Stockholders' Equity (Deficiency)
	For the Years Ended February 28, 2001, February 29, 2000 and
February 28, 1999

Consolidated Statements of Cash Flows
	For the Years Ended February 28, 2001, February 29, 2000 and
February 28, 1999

Notes to the Consolidated Financial Statements



FINANCIAL STATEMENTS SCHEDULE (ITEM 14(d) SCHEDULE
INCLUDED):

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the conditions requiring their filing do not exist or because the required information is given in the consolidated financial statements, including the notes.

INDEPENDENT AUDITORS REPORT

To the Stockholders and Directors of
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-Tek
Corporation and subsidiary (the "Company") as of February 28, 2001 and February
29, 2000 and the related consolidated statements of operations, stockholders'
(deficiency) equity, and cash flows for each of the three years in the period ended February 28, 2001. Our audits also included the consolidated financial statement schedule listed in the index at item 14d. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sono-Tek Corporation and subsidiary as of February 28, 2001 and February 29, 2000 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended February
28, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficiency and net stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte & Touche LLP
Stamford, CT
June 12, 2001

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
					February 28,	February 29,
Current Assets				2001	2000
	Cash and cash equivalents			$3,232	$6,131
	Accounts receivable (less allowance of $116,581 and $32,997
	    in 2001 and 2000, respectively)		593,605	720,009
	Inventories (Note 7)			796,696	635,739
	Prepaid expenses and other current assets	     	97,093	50,402
		Total current assets		1,490,626	1,412,281
Equipment, furnishings and leasehold improvements (less accumulated
	depreciation of $508,928 and $450,344 in 2001 and 2000,
	respectively) (Note 8)			209,675	143,826
Intangible assets, net:
	Patents and patents pending (Note 3)		25,640	31,642
	Deferred financing fees	    		25,459	32,563
		Total intangible assets		51,099	64,205
Net assets of discontinued operations (Note 6)		452,462	1,150,318
Due from affiliate (Note 9)			0	19,310
Other assets		       		8,168	8,168
TOTAL ASSETS				$2,212,030	$2,798,108

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
	Accounts payable			$841,267	$482,767
	Accrued expenses (Note 10)	 		369,386	267,751
	Revolving Line of Credit (Note 11)		350,000	334,307
	Short term loans-related parties (Note 20)		459,605	239,084
	Current maturities of long term debt (Note 13)		21,777	10,868
	Current maturities of subordinated mezzanine debt (Note 14) 	76,390
0
	Short term convertible loan (Note 11)		0	100,000
		Total current liabilities	 	2,118,425	1,434,777
Subordinated mezzanine debt (Note 14)			411,547	382,060
Long term debt, less current maturities (Note 13)		43,311	26,641
Subordinated convertible loans-related parties (Note 20)	150,000	150,000
		Total liabilities	 		2,723,283	1,993,478
Commitments and Contingencies (Note 15)		-	-
Put Warrants (Note 14)				94,111	77,000

Stockholders' (Deficiency) Equity
Common stock, $.01 par value; 25,000,000 and 12,000,000 shares authorized, 9,092,354 and 8,866,612 issued and outstanding in
    2001 and 2000, respectively			90,924	88,666
Additional paid-in capital			6,007,037	5,711,800
Accumulated deficit				(6,703,325)	(5,072,836)
		Total stockholders' (deficiency) equity	(605,364)	727,630
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$2,212,030
$2,798,108

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

			                       		Years Ended
				February 28,	February 29,	February 28,
				2001	2000	1999

Net Sales (Note 21)			$4,306,895	$3,913,176	$2,902,951
Cost of Goods Sold			1,822,009	1,992,107	1,616,617
	Gross Profit			2,484,886	1,921,069	1,286,334

Operating Expenses
	Research and product development 	298,467	418,695	487,788
	Marketing and selling		858,323	927,742	707,215
	General and administrative		662,999	510,712	498,517
	Non-cash charge for conversion of debt (Note 18)-	-	354,280
	Total Operating Expenses		1,819,789	1,857,149	2,047,800

Operating Income (Loss)		665,097	63,920	(761,466)

Interest Expense			(243,336)	(185,501)	(60,448)
Interest and Other Income (Loss)	     	(46,451)	     (4,946)	11,212
Income (Loss) from Continuing Operations
	Before Income Tax Expense		375,310	(126,527)	(810,702)

Income Tax Expense (Note 16)	             	 -	             -	-

Income (Loss) from continuing operations	375,310	(126,527)	(810,702)

Loss from discontinued operations (Note 6)	(2,005,799)	(546,199)	    0

Net Loss			$(1,630,489)	$(672,726)	$(810,702)


Basic and DilutedEarnings (Loss) Per Share
	Continuing Operations		$0.04	$(0.02)	$(0.18)
	Discontinued Operations		$(0.22)	$(0.07)	-
	Net Loss			($0.18)	($0.09)	($0.18)


Weighted Average Shares - Basic and Diluted	9,011,310	7,511,186
4,386,799



See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND FEBRUARY 28,
1999

			Common Stock   			Total
	    		Par Value $.01     	Additional		Stockholders'
			  	Paid-In	Accumulated		(Deficiency)
			Shares	Amount	  Capital  	     Deficit     	  Equity

Balance - March 1, 1998	4,374,387	$43,744	$3,824,221	$(3,589,408)
$278,557

Issuance of common stock	4,000	40	1,280	-	1,320
Subordinated debt conversion	1,766,667	17,667	866,613	-	884,280
Interest conversion		136,613	1,366	39,618	-	40,984
Non-employee stock option	-	-	4,243	-	4,243
Net Loss	              	 -	 -	 -	(810,702)	(810,702)
Balance - February 28, 1999	6,281,667	62,817	4,735,975	(4,400,110)
398,682
Issuance of common stock	1,166,667	11,667	338,333	-	350,000
Cost of private placement	-	-	(31,589)	-	(31,589)
Purchase of subsidiary		810,000	8,100	234,900	-	243,000
Stock issued to consultant	150,000	1,500	43,500	-	45,000
Stock issued to officer and director	100,000	1,000	29,000	-
30,000
Issuance of warrants		-	-	148,215	-	148,215
Warrants exercised		300,985	3,009	192,631	-	195,640
Conversion of bonus		57,294	573	16,615	-	17,188
Non-employee stock option	-	-	4,220	-	4,220
Net Loss	               	-	 -	 -	(672,726)	 (672,726)
Balance - February 29, 2000	8,866,612	88,666	5,711,800	(5,072,836)
727,630

Warrants exercised		85,680	857	54,835	-	55,692
Options exercised		2,562	26	1,575	-	1,601
Issuance of warrants		-	-	75,832	-	75,832
Issuance of common stock	137,500	1,375	136,125	-	137,500
Non-employee stock option	-	-	26,870	-	26,870
Net Loss	               	-	-	 -	(1,630,489)	(1,630,489)
Balance - February 28, 2001	9,092,354	$90,924	$6,007,037	$(6,703,325)
$(605,364)

See notes to consolidated financial statements

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

			                		Years Ended
				February 28,	February 29,	February 29,
				2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss			$(1,630,489)	$(672,726)	$(810,702)
	Adjustments to reconcile net loss to net
	cash used in operating activities:
	Loss (Gain) on equity investment	19,310	(19,310)	-
	Provision for inventory obsolescence	-	179,047	-
	Depreciation and amortization		71,691	52,509	44,941
	Imputed interest expense on subordinated
		mezzanine debt		22,988	9,060	-
	Provision for doubtful accounts		83,584	26,997	5,000
	Non-cash charge for stock options & warrants	102,701	106,846
	4,243
	Non-cash charge for conversion of debt	7,500	-	354,280
	(Increase) decrease in:
	Accounts receivable		42,820	(482,789)	541,343
	Inventories			(160,957)	(27,586)	(171,741)
	Prepaid expenses and other current assets	(46,691)	(8,363)	(26,258)
	Other assets			-	(2,250)	-
	Increase (decrease) in:
	Accounts payable and accrued expenses	460,134	175,565
	(125,661)
	Non-current rent payable	             	0	(9,083)	1,000
1458: 	Net Cash Used In Continuing Operations	(1,027,409)	(672,083)
	(183,555)
	Net Cash Provided by Discontinued Operations	873,323	(834,596)	-
	Net Cash Used In Operating Activities	(154,086)	(1,506,679)
	(183,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Acquisition of business net of cash acquired	-	332,000	-
	Purchase of equipment, furnishings and
		leasehold improvements	(124,433)	 (58,792)	(43,964)
	Net Cash Used in Continuing Operations	(124,433)	273,208	(43,964)
	Net Cash Used in Discontinued Operation  	(428)	(84,388)	 -
	Net Cash Used in Investing Activities	(124,861)	188,820	(43,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Proceeds from revolving line of credit	15,639	134,359	149,948
	Proceeds from short term loans-related parties	361,521	247,000
	88,000
	Proceeds from equipment loans	45,359	-	-
	Proceeds from issuance of stock	130,000	350,000	1,320
	Proceeds from short term convertible loan	-	100,000	-
	Proceeds from exercise of warrants & options	57,293	195,640	-
	Proceeds from subordinated mezzanine debt	100,000	450,000	-
	Loan assumed at acquisition of SCS	-	150,000	-
	Deferred financing fees		-	(35,523)	-
	Repayments of note payable & equipment loans	(17,780)	(10,287)
	(55,457)
	Repayments of short term convertible loan	(100,000)	-	-
	Repayment of short term debt-related party	(141,000)	(95,916)	-
	Net Cash Provided by Continuing Operations	 451,087	1,485,273
	183,811
	Net Cash Used in Discontinued Operations	(175,039)	(231,334)	 -
	Net Cash Provided by Financing Activities	276,048	1,253,939
	183,811

NET DECREASE IN CASH AND
	 CASH EQUIVALENTS		(2,899)	(63,920)	(43,708)

CASH AND CASH EQUIVALENTS
	Beginning of year		 6,131	    70,051	 113,759
	End of year			$3,232	   $ 6,131	$ 70,051


See notes to consolidated financial statements.

SONO-TEK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2001, FEBRUARY 29, 2000 AND
FEBRUARY 28, 1999

NOTE 1:  BUSINESS DESCRIPTION

The Company was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency (ultrasonic) vibrations which break liquids into minute drops that can be applied to surfaces at low velocity. During Fiscal
Year 2001 and 2000, the Company also developed, manufactured, installed and serviced cleaning systems for the semiconductor, disk drive and precision cleaning industries through its wholly owned subsidiary Sono-Tek
Cleaning Systems, Inc. ("SCS").

NOTE 2:  FINANCIAL CONSIDERATIONS AND MANAGEMENT'S
PLANS

Both the Company and its wholly owned subsidiary, SCS, incurred losses in Fiscal Year 2000 and 2001. These losses led to an increase in the Company's debt and negative cash flow. During Fiscal Year 2001, the Company increased its borrowing from a bank, an investment banker, and officers and directors of the Company. At February 28, 2001, the Company was in default on its subordinated mezzanine debt with Norwood for failure to make interest payments when due. The Company subsequently paid the interest. In addition, subsequent to Fiscal Year End 2001, the Company's discontinued operating segment was in default on a bank note for failure to make interest and principal payments when due. The Company subsequently made a partial payment on its past due balance, however, it did not receive a waiver from the bank and the bank reserved all of its rights and remedies.

During Fiscal Year 2001, the Company received additional cash from the sale of common stock and the exercise of warrants. These influxes of cash were not able to provide the Company with adequate amounts to pay its debts. The Company continues to have difficulty paying vendors and purchasing necessary raw materials.

Subsequent to the Fiscal Year End 2001, the Company took actions to limit its losses and reduce negative cash flow. The spraying systems segment was downsized to reflect the decline in market demand, and the sales force was refocused to increase nozzle sales instead of fluxer sales. The cleaning and drying segment, represented by SCS, terminated production of capital equipment, but continues to service equipment and sell spare parts on a limited basis. By decreasing operating costs and terminating thirty-two employees, the Company anticipates generating income beginning in the second quarter of Fiscal Year 2002. It is anticipated that this income will be sufficient to cover current operating costs, and will permit partial payments to vendors and pay the required principal payments on all debt. During the first quarter of Fiscal Year 2002, the Company received additional financing from Norwood and directors of the Company.


At present, the Company may not have access to adequate funds to meet its operating and financial needs and to repay its past due debt, creditors may take legal action for the repayment of past due indebtedness, and the Company may not be able to restructure its past due obligations.

In order to decrease its losses, the Company moved to discontinue operations of cleaning and drying systems segment during the first quarter of Fiscal 2002 (see Note 6). The Company is refocusing on the sales of ultrasonic nozzles and attempting to increase sales through diversifying the product line while decreasing the reliance on the electronics industry.

Although the results of these actions cannot be predicted, the Company believes that these steps are appropriate and will help the Company return to profitability in Fiscal Year 2002.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and to timely dispose or sell off assets related to its discontinued operating segment.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek
Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), which the
Company acquired on August 3, 1999 (the "Acquisition"). All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with original maturities of 90 days or less.

Supplemental Cash Flow Disclosure -
					Years Ended
				February 28,	February 29,	February 28,
				2001	2000	1999
Interest paid
	Continuing Operations		$99,186	$52,015	$17,960
	Discontinued Operations	 	$35,966	 $25,997	-
Income taxes paid			-	-	-
Non-cash items:
	Conversion of accrued interest to equity	-	-	 $40,984
	Conversion of debt to equity		-	-	$884,280
	Interest expense for issuance of warrants	$127,453	$106,846	-
	Conversion of accrued bonus to equity	-	$17,188	-
Conversion of related party loan
and accrued interest to equity		-	$41,051	-
	Stock issued and warrants and options
	granted for services		$7,500	$31,589	-
	Stock issued for acquisition (Note 5)	-	$288,000	-
	Warrants issued for acquisition (Note 5)	-	$44,000	-

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

Patent and Patent Pending Costs - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written-off to operations. The accumulated amortization is $86,056 and $80,053 at February 28, 2001 and February 29, 2000, respectively.

Amortization of Discounts on Borrowings - A discount between the face value of borrowings and the fair value of the proceeds received are amortized over the term of the borrowing using the effective interest method. Borrowings are reported net of the related unamortized discount.

Deferred Financing Fees - Deferred financing fees of $35,523 at February
28, 2001 are being amortized over the term of the related debt.
Accumulated amortization was $10,064 at February 28, 2001.

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

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 was $115,843, $131,939, and $110,805, respectively.

Equity Method Investment - The Company accounts for its investment in
PNR America LLC ("PNR America") on the equity method, whereby the Company records its proportionate share of the earnings/loss of PNR
America (Note 9).

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

In the fourth quarter of Fiscal Year 2001, the Company identified indicators that goodwill related to two acquisitions, one made in Fiscal Year 2000 the other in Fiscal Year 2001, was impaired. The indicators consisted of lack of future orders, low profit on equipment sales and the termination of the two principals of the previous S&K company that were responsible for equipment sales. The Company estimated it will not likely realize positive future cash flows from these acquired businesses and, therefore recorded a write off of the goodwill related to such acquisitions (see Note 6).

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

Recognition of Revenue - Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. In connection with the acquisition of SCS, the introduction of new product lines, and the terms of certain equipment sales contracts with specific acceptance and return provisions, the Company has no reasonable basis for recognizing revenue related to certain deliveries that fall into this category.
Accordingly, the Company has billed its customers upon shipment of the equipment and deferred the revenue recognition until such point in time that the earnings process is complete.

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

Impact of New Accounting Pronouncements - In June 1998, the Financial
Accounting Standards Board ("FASB") issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes standards for derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The recognition of gains or losses resulting from changes in the values of derivatives is based on the use of each derivative instrument and whether it qualifies for hedge accounting. The Company adopted SFAS 133 on March 1, 2001. The adoption of SFAS No 133 did not have a material effect on the Company's result of operations of financial condition.

NOTE 4:  SEGMENT INFORMATION

The Company has adopted the Statement of Financial Accounting Standard
No 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and
Related Information". Previously, the Company had two reportable segments: spraying systems and cleaning and drying systems. Subsequent to Fiscal Year End 2001, the Company moved to discontinue the cleaning and drying system segment. As a result of these actions, the cleaning and drying system segment is no longer applicable.

The spraying systems segment is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment. The cleaning and drying systems segment was engaged in the business of developing, manufacturing, selling, installing and servicing cleaning systems for the semiconductor, disk drive and precision cleaning industries.

Summary financial information concerning the Company's reportable segments is shown in the following table:

			Year Ended February 28, 2001
			Spraying	Cleaning/Drying
			Systems	Systems
			(Continuing)	(Discontinued)	Total
Net Sales		$4,306,895	$3,726,562	$8,033,457
Net Income (Loss)		375,310	(2,005,799)	(1,630,489)
Capital Expenditures		124,433	428	124,861
Depreciation & Amortization Expense	94,679	881,167	975,846

			Year Ended February 29, 2000
			Spraying	Cleaning/Drying
			Systems	Systems*
			(Continuing)	(Discontinued)	Total
Net Sales		$3,913,176	$884,435	$4,797,611
Net Loss		(126,527)	(546,199)	(672,726)
Capital Expenditures		58,792	124,002	182,794
Depreciation & Amortization Expense	52,509	68,540	121,049

*Represents operating results commencing on August 3, 1999, the date of the SCS Acquisition (Note 5).

The Company operated in a single reportable segment for the year ended
February 28, 1999.

NOTE 5:  ACQUISITIONS

SCS - On August 3, 1999 the Company purchased all the outstanding stock of SCS, a supplier of cleaning and drying systems for the semiconductor, disk drive, and precision cleaning industries. SCS is a wholly owned subsidiary of the Company.

The aggregate purchase price exceeded the fair value of net assets acquired resulting in goodwill that was to be amortized on the straight-line basis over 15 years. Subsequent to the year ended February 28, 2001, the Company discontinued the cleaning and drying systems segment. At February 28, 2001, the Company wrote off $669,697 remaining goodwill for this segment due to the impairment.

Serec - On September 21, 2000, the Company acquired for $100,000, plus closing costs, certain intellectual property and intangible assets of Serec
Corporation, a Rhode Island corporation which manufactured and sold solvent based cleaning systems. Professional fees and other costs of $10,313, $7,500 of which, was attributed to the issuance of common stock, were capitalized as additional purchase price. The aggregate purchase price of $110,313 was recorded as goodwill due to the inability to specifically identify the values associated with the various intangible assets acquired.
The goodwill was to be amortized on the straight-line basis over five years.
Subsequent to the year ended February 28, 2001, the Company discontinued the cleaning and drying systems segment. At February 28, 2001, the Company wrote off $100,313 in goodwill due to the impairment.

NOTE 6:  DISCONTINUED OPERATIONS

In order to decrease its losses, the Company moved to discontinue the operations of cleaning and drying systems segment during the first quarter of Fiscal 2002.

The accompanying statements of operations have been reclassified so that the results for the cleaning and drying systems segment are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the February 28, 2001 and February 29, 2000 balance sheet as "net assets of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

Summary operating results of the discontinued operations for each fiscal year are as follows:

				February 28,	February 29,
				2001	2000

	Revenues			$3,726,562	$884,435
	Expenses			5,732,361	1,430,634
	Loss from discontinued operations	$(2,005,799)	$(546,199)

A summary of the net assets of the discontinued operations are as follows:

				February 28,	February 29,
				2001	2000
Assets
	Cash			$183	$2,046
	Accounts Receivable, net		551,028	899,630
	Inventory, net			631,970	588,640
	Prepaid Expenses	         	783	     23,905
		Total current assets	1,183,963	1,514,221

Goodwill			487,377	1,232,571
Equipment and furnishings, net		87,935	113,167
Other assets	             		0	       6,375
		Total assets		$1,759,276	$2,866,334

Liabilities
	Current Liabilities
	Notes payable (Note 13)		$238,917	$209,664
	Accounts payable		603,146	364,368
	Accrued expenses		239,200	139,796
	Customer deposits		182,940	29,795
	Deferred revenue	            	0	725,491
	Total current liabilities		1,326,524	1,469,114
Long term debt	     		42,611	   246,902
		Total liabilities		1,306,814	1,716,016

Net assets			$452,462	$1,150,318

NOTE 7:  INVENTORIES

Inventories for continuing operations consist of the following:

			February 28,	February 29,
			2001	2000

	Raw Materials		$746,767	$593,605
	Work-in-process	131,996	48,224
	Consignment		9,037	11,908
	Finished Goods	120,177	 172,566
		Totals	1,007,977	826,303
	Less:  Allowance	(211,281)	 (190,564)
			$796,696	$635,739

NOTE 8:  EQUIPMENT, FURNISHINGS AND LEASEHOLD
IMPROVEMENTS

Equipment, furnishings and leasehold improvements for continuing operations consist of the following:
				February 28,	February 29,
				2001	2000

	Laboratory equipment		$79,441	$79,441
	Machinery and equipment		393,051	331,143
	Leasehold improvements		41,071	20,535
	Furniture and fixtures	 	205,040	163,051
		Totals		718,603	594,170
	Less:  accumulated depreciation	(508,928)	(450,344)
				$209,675	$143,826

NOTE 9:  LONG-TERM EQUITY INVESTMENT
In January 2000, in connection with the formation of PNR America, LLC, a Delaware limited liability company ("PNR America"), the Company invested $19,600 in PNR America for a 49% ownership interest. Flowtech
Srl, an Italian company ("Flowtech"), a pressure nozzle manufacturer, owns the remaining 51%. Prior to the formation of PNR America, the Company had been a U.S. distributor of Flowtech products.

Certain of the Company's officers and directors are also officers and directors of PNR America, however, PNR America's board of directors are controlled by Flowtech. Because the Company does not control PNR
America it is not consolidated for reporting purposes.

The Company shares its facilities and personnel with PNR America.  The
Company allocated costs of $104,199 and $13,967 to PNR America during Fiscal year 2001 and for the period from inception through to February 29, 2000, respectively. Balances due from PNR America are $45,250 and $13,967 at February 28, 2001 and February 29, 2000, respectively.

PNR America's year end is December 31, however, for financial reporting purposes the Company reflects its proportionate share of the operating results of PNR America on a monthly basis, as the records are compiled by the Company. The Company's cumulative recorded equity loss in PNR
America at February 28, 2001 was $45,250. The Company recognized, during the twelve month period ended February 28, 2001 and the period from inception to February 29, 2000, $60,393 and $14,257, respectively, as its estimate of the proportionate share of the net loss of PNR America.

The Company, for financial reporting purposes, has netted the cumulative equity loss in PNR America with the intercompany balances due from PNR
America.

Subsequent to the year ended February 28, 2001, the Company discontinued its relationship with PNR America.

The condensed financial information of PNR America as of and for the twelve month period ended February 28, 2001 is as follows:

	Revenue				$190,452
	Expense				382,548
	Net loss-twelve months ended February 28, 2001	$(192,088)

	Total assets - current			$51,142

	Due to Sono-Tek			$45,250
	Due to Flowtech			148,501
	Accrued Expenses	   		18,579
	Total Liabilities	212,330

	Stockholders' deficiency			(161,188)

	Total liabilities and stockholders' deficiency		$51,142

NOTE 10:  ACCRUED EXPENSES

Accrued expenses from continuing operations consist of the following:

			February 28,	February 29,
			2001	2000

	Accrued compensation	$139,469	$60,367
	Professional fees	93,176	 84,426
	Estimated warranty costs	20,175	19,800
	Accrued commissions	24,947	44,861
	Other accrued expenses	 40,293	20,283
	Accrued interest	51,325	18,415
	Due to affiliate	            	0	    19,600
			$369,385	$267,752

NOTE 11:  REVOLVING LINE OF CREDIT
On January 2, 1998, the Company entered into a $150,000 line of credit which carries an interest rate of prime plus 2% (10.50% at February 28,
2001).  On February 15, 1999, the line of credit was restructured and increased to $300,000.  On February 1, 2000, the line of credit was increased
to $350,000.   The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former CEO of the Company subject to certain priority liens on SCS assets.
The line of credit is payable on demand.  As of February 28, 2001 and
February 29, 2000, the balance was $350,000 and $334,307, respectively.

NOTE 12:  SUBORDINATED CONVERTIBLE LOAN

On February 15, 2000, the Company entered into a 90 day $100,000 subordinated convertible loan with a non-affiliated individual convertible into common stock at $1.00 per share. The loan and related interest of 8 % was repaid upon maturity, May 15, 2000. As part of the loan agreement, the lender was eligible to receive a warrant to purchase 50,000 shares of the Company's common stock, if the loan was not converted to equity or was not repaid. When the loan was repaid, the lender received a five-year warrant to purchase 50,000 shares of the Company's common stock at $1.00 per share in accordance with the provisions of the agreement. The warrant expires on May 15, 2005. During Fiscal Year 2001, the Company recognized a non-cash interest charge of $64,033 based on the fair market value of the warrants granted.

NOTE 13:  LONG-TERM DEBT

Long-term debt of continuing operations consists of the following:

				February 28,	February 29,
				2001	2000
Equipment loan, bank, collateralized by related
	production equipment, payable in monthly
	installments of $1,225, including interest at 2%
	over the bank's prime rate (10.5% at
	February 28, 2001) through February 2003.	$26,533	$37,508
Equipment loan, bank, collateralized by related
	production equipment, payable in monthly
	installments of principal of $756 plus interest
	at 2% over the bank's prime rate (10.5% at
	February 28, 2001) through May 2005.	38,555	0

	Total long term debt		65,088	37,508
		Due within one year	(21,777)	(10,868)
		Due after one year	$43,311	$26,641

	Long-term debt is payable as follows (as of February 28, 2001):

	Fiscal Year ending February,
		2002	$21,777
		2003	22,900
		2004	9,072
		2005	9,072
		2006	2,267
			$65,088


Included in long-term debt of discontinued operations (see Note 6) are the following debt instruments:
				February 28,	February 29,
				2001	2000
Note payable, bank, collateralized by all assets of
	SCS, personally guaranteed by the two former
	owners of SCS, payable in monthly installments
	of $17,852, including interest at 9.5%, through
	January 2002.			$207,884	$387,624
Equipment loan, bank, collateralized by related
	cleanroom equipment, payable in monthly
	installments of principal of $2,028 plus interest
	at 2% over the bank's prime rate (10.5% at
	February 28, 2001) through December 2002.	44,611	68,944
Equipment loan, bank, collateralized by related
	production equipment, payable in monthly
	installments of principal of $558 plus interest
	at 2% over the bank's prime rate (10.5%
	at February 28, 2001, through May 2005.	29,033	-
	Total long term debt		281,528	456,568
	Due within one year		 (238,917)	(204,072)
	Due after one year		$42,611	$252,496

Management believes that the fair value of the debt payable to the bank approximates its carrying value because of the variable interest rate on the loan.
Subsequent to the Fiscal Year End, the Company received notice that the discontinued operations segment was in default of its note payable for failure to make principal and interest payments when due. The Company subsequently made a partial payment of principal and interest as required, however, it did not receive a waiver from the bank.

NOTE 14:  SUBORDINATED MEZZANINE DEBT

On September 30, 1999, the Company entered into a 12%, $450,000 Note and Warrant Purchase Agreement with Norwood Venture Corporation
("Norwood Note").  On December 22, 2000 Norwood amended the Note and Warrant Purchase Agreement to increase the Note to $550,000.  The
Norwood Note, as amended, requires interest payments through September
2001, followed by monthly principal payments of $15,278 and interest through September 2004.  The Norwood Note is collateralized by certain assets of the Company, equity interests in SCS and assigned life insurance policies on one director and one former director of the Company.  The
Norwood Note, among other things, restricts the payment of dividends.  At
February 28, 2001, the Company was in default for the failure to pay interest
when due.   Subsequent to Fiscal Year End, the interest was paid and the default cured.

In addition, the original Norwood Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at a exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Note and will be amortized over the life of the principal repayment term of the agreement. In connection with the amendment, dated
December 22, 2000 an additional 244,444 Warrant shares were granted at an exercise price of $0.30 per share. These new warrants have been valued using the same method as the original warrant. The unamortized discount at February 28, 2001 is $62,063. The Put Warrants can be put to the Company from May 29, 2006 to May 29, 2007 as defined by the agreement, and they expire on September 30, 2010.

On April 30, 2001, Norwood amended the Norwood Note and increased the loan by an additional $300,000 and was granted 733,333 Warrant shares on similar terms, except the new shares are exercisable at $0.10 per share. In connection with this additional loan, $50,000 of advances from certain shareholders and directors were repaid (See note 20).

The deferred financing fees incurred to acquire the Norwood Note is being amortized over the life of the loan. Accumulated amortization of the deferred financing fees was $10,064 at February 28, 2001.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

Litigation - Subsequent to Fiscal Year End, the Company has agreed to a plan to discontinue operations of its cleaning and drying systems operating segment and canceled several customer orders. As a result of such actions, there may be lawsuits, claims or proceedings instituted or asserted against the Company. During the normal course of business, the Company is involved in various routine legal matters. The Company believes the outcome of these matters will not have a material adverse effect on the Company's financial statements.

Leases - During Fiscal Year 2001, the Company entered into a lease agreement for additional production space in Milton, NY. The lease, which terminates November 30, 2002, has an annual rent of $18,000. The
Company has the option to renew the lease for a period of three years after expiration. Subsequent to year end, the Company vacated the space due to downsizing.

Total rent expense was approximately $124,500, $109,000, and $73,000 for the three years ended February 28, 2001, February 29, 2000, and February
28, 1999, respectively.

The Company has the following future annual minimum obligations under these leases as follows:

		Fiscal Year ending February
	2002	$123,000
	2003	92,250
		$215,250

Subsequent to the Fiscal Year End, the Company vacated a warehouse and production area based on an agreement reached with its landlord. The adjusted minimum obligations, based on the reduced rental area is as follows:

		Fiscal Year ending February
	2002	$102,000
	2003	72,000
		$174,000


NOTE 16:  INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:
			February 28,		February 29,		February 29,
			2001	%	2000	%	1999	%
Computed tax (benefit)
expense at maximum rate	$(554,366)	(34.0)	$(228,727)	(34.0)
	$(275,639) (34.0)
Non-deductible goodwill	256,766	2.5	16,957	2.5	-	-
Other permanent differences	6,457	1.3	8,782	1.3	2,574	0.3
Tax effect of debt
conversion costs		-	-	121,898	15.0	-	-
Change in valuation
	allowance for tax
	effect of operating
	loss carryforwards	(291,143)	30.2	(202,988)	30.2	151,167
18.7
Provision for
	income taxes		$     -     	  -  	$     - 	-  	$     -
-

The net deferred tax asset is comprised of the following:

				February 28,	February 29,
				2001	2000
	Allowance for doubtful accounts		$78,000	$3,000
	Accumulated depreciation		29,000	31,000
	Accumulated amortization		9,000	8,000
	Inventory			232,000	157,000
	Noncurrent rent payable		4,000	4,000
	Accrued vacation		16,000	15,000
	Accrued expenses		53,000	50,000
	Net operating losses and other
		carryforwards		2,028,000	1,877,000
	Net deferred tax assets before
		valuation allowance	2,449,000	2,155,000
	Deferred tax asset valuation allowance	(2,449,000)	(2,155,000)

	Net deferred tax asset		$       -       	$       -

The change in the valuation allowance was $1,255,000 and $543,000 for the years ended February 28, 2001 and February 29, 2000, respectively.

At February 29, 2000, the Company has available net operating loss carryforwards of approximately $5,483,849 for income tax purposes which expire between fiscal 2001 and fiscal 2020. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2020. The net operating loss and credit carryforwards generated by S&K prior to the acquisition are subject to limitations under
Section 382 of the Internal Revenue Code.

NOTE 17:  CAPITAL STOCK

On May 5, 1999, the Company commenced a private placement through the Private Placement Memorandum to raise $500,000 by offering 1,666,667 shares of common stock at $0.30 per share (the "Private Placement").
During Fiscal Years 2001 and 2000 the Company completed the sale of 130,000 and 1,166,666 shares, respectively, of common stock pursuant to the Private Placement.

During Fiscal Year 1999, in connection with the conversion of the Convertible Secured Subordinated Promissory Notes, on February 26, 1999 the Company modified the terms of the original detachable stock warrants reducing the exercise price from $1.50 per share to $0.65 per share on the 756,840 warrants outstanding (See Note 18). During Fiscal Years 2001 and
2000, 85,680 and 300,985, respectively, of the above mentioned warrants were exercised to purchase the Company's common stock, resulting in $55,692 and $195,640, respectively, of new capital.

NOTE 18:  STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended, ("1993
Plan") options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2011.

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

During Fiscal Year 2001, the Company granted options for 135,000 shares exercisable at between $0.92 per share and $1.97 per share to qualified employees, 100,000 shares exercisable at $1.625 per share to consultants of the Company, and 60,000 shares exercisable at between $0.625 per share and $1.48 per share to Directors of the Company. During Fiscal Year 2001, compensation expense of $26,870 was recognized based on the fair value of the vested options granted to consultants. During Fiscal Year 2001, an option for 2,562 shares of the Company's stock, at $.625 per share was exercised.

During Fiscal Year 2000, the Company granted options for 365,000 shares exercisable at between $0.35 per share and $0.75 per share to qualified employees, and 20,000 shares exercisable at $0.24 per share to a Director of the Company and 10,000 shares exercisable at $0.563 per share to a consultant of the Company. During Fiscal Year 2000, compensation expense of $7,783 was recognized based on the fair value of fully vested options granted to non-employees. During Fiscal Year 1999, the Company granted options for 172,500 shares exercisable at between $0.38 per share and $0.60 per share to qualified employees, and 20,000 shares exercisable at $0.30 per share to a consultant of the Company. During Fiscal Year 1999 compensation expense of $4,243 was recognized based on the fair value of fully vested options granted to non-employees.

A summary of the 1993 Plan activity for the three year period ended
February 28, 2001 is as follows:
2276:
					Weighted Average
			Stock Options		Exercise Price
			Outstanding	Exercisable	Outstanding	Exercisable

Balance - March 1, 1998	557,624	457,875	$.40	$.38
Granted Fiscal Year 1999	192,500		.55
Canceled Fiscal Year 1999	(43,500)		(.39)
Exercised Fiscal Year 1999	   (4,000)		(.33)
Balance - February 28, 1999	702,624	512,049	.44	.39
Granted Fiscal Year 2000	395,000		.59
Canceled Fiscal Year 2000	(127,500) 	             	    (.07)
Balance-February 29, 2000	970,124	598,699	.48	.41
Granted Fiscal Year 2001	295,000		1.20
Canceled Fiscal Year 2001	(142,500)		(.08)
Exercised Fiscal Year 2001	    (2,562)		  (.63)
Balance - February 28, 2001	1,120,062	752,187	$.69	$.52

The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2001, 2000, and 1999 were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately
103%, 94%, and 83% in Fiscal Years 2001, 2000, and 1999, respectively, risk free interest rate of approximately 5.75%, 5.71%, and 5.25% in Fiscal
Years 2001, 2000, and 1999, respectively, and expected lives of option grants of approximately five years.

The estimated fair value of options granted during Fiscal Years 2001, 2000, and 1999 were $.67 per share, $.24 per share, and $.25 per share, respectively. The Company applies Accounting Principles Board Opinion
No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income
(loss) and basic and diluted earnings (loss) per share for the years ended
February 28, 2001, February 29, 2000 and February 28, 1999 would have been changed to the pro forma amounts indicated below:

			2001	2000	1999
	Net Loss:
		As reported	$(1,630,489)	$(672,726)	$(810,702)
		Pro forma	$(1,758,456)	$(744,821)	$(882,675)
	Basic and diluted loss per share (see Note 19):
		As reported	$(.18)	$(.09)	$(.18)
		Pro forma	$(.20)	$(.10)	$(.20)

Warrants - During Fiscal 2001, the following warrants were issued.

During Fiscal Year 2001, warrants to purchase 50,000 shares of the Company's common stock were issued to an officer of the Company in acknowledgment of short term loans granted to the Company in Fiscal Year
2000. One warrant is to purchase 25,000 shares of the Company's common stock at $0.50 per share, the other warrant is to purchase 25,000 shares of the Company's common stock at $1.00 per share. Both warrants expire
March 3, 2005. The Company recognized a non-cash interest charge of $11,799 based on the fair market value of the warrants granted.

During Fiscal Year 2000, the Company entered into a short term loan of $100,000 with an outside non-affiliated individual. The loan and related interest was repaid in May 2000. As part of the loan agreement, when the loan was repaid, the lender received a warrant to purchase 50,000 shares of the Company's common stock at a price of $1.00 per share. During Fiscal
Year 2001, the Company recognized a non-cash interest charge of $64,033 based on the fair market value of the warrants granted.

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

During Fiscal Year 2001 and 2000, 85,680 and 300,985, respectively, of the above mentioned warrants were exercised to purchase 386,665 shares of the Company's common stock.

NOTE 19:  LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

				February 28,	February 29,	February 28,
				2001	2000	1999
Numerator for basic and diluted
2364:    	Earnings (loss) per share:
   	Continuing operations		$375,310	$(126,527)	$(810,702)
   	Discontinued operations		$(2,005,799)	$(546,199)	 -
	Net loss			$(1,630,489)	$(672,726)	$(810,702)

Denominator:
	Denominator for basic earnings (loss)
	per share -weighted average shares	9,011,310	7,511,186	4,386,799
	Effects of dilutive securities:
	Warrants			0*	0*	0*
	Stock options for employees
	and outside consultants	 	0*	 0*	0*
	Denominator for diluted earnings
		(loss) per share 	9,011,310***	7,511,186**	4,386,799**

Basic Earnings (Loss) Per Share-
	Continuing Operations		$.04	$(.02)	$(.18)
	Discontinued Operations		$(.22)	$(.07)	-
	Net Loss			$(.18)	$(.09)	$(.18)
	Dilute Earnings (Loss) Per Share-
	Continuing Operations		$.04	$(.02)	$(.18)
	Discontinued Operations		$(.22)	$(.07)	-
	Net Loss			$(.18)****	$(.09)****	$(.18)****

* The warrants and stock options for employees and outside consultants are antidilutive during Fiscal Year 2001, 2000 and 1999 as a result of the net loss and therefore are not considered in the Diluted EPS calculation.

**The effect of considering the warrants issued in connection with the debt conversion during Fiscal Year 1999, the convertible secured subordinated promissory notes and related warrants, the warrants issued at the time of the acquisition of SCS, the warrants issued in acknowledgement of the short term loans, the warrants issued in connection with the Private Placement and the Norwood warrants (see Note 18) at February 28, 2001, February 29,
2000 and February 28, 1999 are antidilutive and therefore not considered for the diluted (loss) earnings per share calculations.

***At February 28, 2001, the Diluted EPS calculation for discontinued operations and net loss will not consider the stock options and warrants as a result of the loss from discontinued operations and net loss.

****Under the assumption that stock options and warrants were not antidilutive as described in * and **, the denominator for diluted loss per share would be 11,006,435, 10,570,740, and 5,766,578 at February 28,
2001, February 29, 2000, February 28, 1999, respectively.

NOTE 20:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - From time to time the Company has required short term loans to meet its cash requirements. Employees have made advances to the Company in order to purchase raw materials and pay operating expenses. At Fiscal Year End 2001, the amount owed one employee was $27,000, which was added to the short term loans. Most of these loans have been provided by officers and directors of the Company, at the rate of prime plus 2% (9.75% to 11.50% at February 28, 2001). During
Fiscal Year 2001 a total of $334,000 was loaned by these individuals to the Company, of which $241,000 was repaid. During Fiscal Year 2001 and
2000, interest expense relating to these loans was $26,395 and $17,989, respectively. At February 28, 2001 and February 29, 2000, the accrued interest on the loans was $37,075 and $13,165, respectively, Subsequent to year end, loans in the amount of $146,000 were repaid with interest. A non cash charge of $11,799 was made to interest expense for the issuance of warrants to a note holder (see Note 18).

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

Consulting agreement - At February 28, 2001 and February 29, 2000, accrued expense includes a liability for prior years' consulting fees to the Company's former Chairman of the Board of $69,076 recorded from 1993 to 1996.

NOTE 21:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

From continuing operations - For the year ended February 28, 2001, one customer accounted for 17% of the Company's sales and 17% of the Company's trade receivables at February 28, 2001.

For the year ended February 29, 2000, one customer accounted for 16% of the Company's sales and 29% of the Company's trade receivables at
February 29, 2000.   For the year ended February 28, 1999, one of the
Company's customers accounted for 17% of sales and 29% of trade receivables at February 28, 1999.

Export sales to customers located outside the United States were approximately as follows:
		February 28,	February 29,	February 28,
		2001	2000	1999

Western Europe	$434,000	$259,000	$235,000
Far East	60,000	156,000	100,000
Other		565,000	393,000	285,000
		$1,059,000	$808,000	$620,000

From discontinued operations - For the year ended February 28, 2001, four customers accounted for 74% of the discontinued operations sales, and two of those customers accounted for 89% of the discontinued operations trade receivables at February 28, 2001.

For the year ended February 29, 2000, four customers accounted for 75% of the discontinued operations sales and one of these customers accounted for 13% of the discontinued operations trade receivables at February 29, 2000.

Export sales to customers located outside the United States were approximately as follows:
		February 28,	February 29,
		2001	2000

Western Europe	$263,000	$177,000
Far East	0	7,000
		$263,000	$184,000


NOTE 22:  SUBSEQUENT EVENTS

On April 23, 2001, the Company began to take actions to decrease the losses generated by the cleaning and drying systems segment by implementing a plan to discontinue this segment's operations (see Note 6). The Company refocused its operations in the spraying systems segment, specifically the ultrasonic nozzles. Upon communicating this plan to a certain customer of the affected segment, the Company believes that a purchase order for a significant piece of equipment, in production at February 28, 2001, will be canceled, jeopardizing other past due balances from this customer. The expected ultimate completion and sale of this piece of equipment, as well as the collection of past due balances is uncertain, and will be evaluated during the close of the Company's first quarter of Fiscal Year 2002.

On April 23, 2001, Essex Products International, Inc. ("EPI") notified SCS of the termination of the Manufacturer's Representative Agreement dated
August 23, 2000 for cause by SCS.  SCS has denied that the Agreement was properly terminated for cause.  The Agreement requires SCS to continue fixed payments due through July 2001 upon cancellation, unless SCS canceled the agreement for cause on the part of EPI.  SCS also believes it
had sufficient cause to terminate the Agreement.   The Company believes
that the agreement was canceled without cause by EPI, and therefore the
Company is entitled to Kevin Schumacher's, (a principal of EPI and former director of the Company) unvested, 300,000 shares of common stock issued him in connection with the Company's acquisition of S&K and to consider the balance (April 2001 to July 2001) of the fixed payments due EPI, forfeited.  This matter will likely result in a legal dispute, the outcome of which is uncertain, however, it should not result in adjustments to the
February 28, 2001 Fiscal Year financial statements as all amounts due EPI have been accrued.

Subsequent to the Fiscal Year End, Norwood amended the Norwood Note and Warrant Purchase Agreement (see Note 14) on April 30, 2001 to increase the Note to $850,000 and the Warrant shares to 2,077,777. The monthly principal payments to commence in October 2001 are increased to $23,612 per month accordingly, the balance sheet reflects this monthly rate in reporting the related current maturities. The additional 733,333 Warrant shares will be valued at $80,667 which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan.

Subsequent to the Fiscal Year End, the Company repaid $146,000 of principal plus interest on its short term related party loans (Note 20).

Subsequent to the Fiscal Year End, the Company's subsidiary was in default of the discontinued operations Note Payable (see Note 13). The Company paid a portion of the past due principal and interest, however, the Company did not obtain a waiver and the bank reserved all of its rights and remedies.

NOTE 23:  QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended February 28, 2001 and February 29, 2000. These quarterly results have been reclassified from those previously reported in Form 10-
Q's filed with the Securities and Exchange Commission so the results of operations for cleaning and drying systems operating segment, that was discontinued subsequent to the Fiscal Year End, are classified as discontinued operations for all periods presented.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total
Fiscal Year Ended February 28, 2001

Net Revenues	$967,005	$1,203,816	$1,190,617	$945,457	$4,306,895
Gross profit	534,017	648,184	750,364	552,321	2,484,886
(Loss) income from
continuing operations	(36,508)	173,649	252,190	(14,021)	375,310
Loss from discontinued
operations	(227,221)	(88,757)	(188,168)	(1,501,653)	(2,005,799)
Net (loss) income 	$(263,729)	$84,892	$64,022	$(1,515,674)
$(1,630,489)

Basic earnings (loss) per share
(Loss) income from
continuing operations 	$(0.00)	$0.02	$0.03	$(0.00)	$0.04
Loss from discontinued
operations	$(0.03)	$(0.01)	$(0.02)	$(0.16)	$(0.22)
Net (loss) income 	$(0.03)	$0.01	$0.01	$(0.17)	$(0.18)

Diluted earnings (loss) per share
(Loss) income from
continuing operations 	$(0.00)	$0.02	$0.02	$(0.00)	$0.04
Loss from discontinued
operations	$(0.03)	$(0.01)	$(0.02)	$(0.16)	$(0.22)
Net (loss) income 	$(0.03)	$0.01	$0.01	$(0.17)	$(0.18)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter	Total
Fiscal Year Ended February 29, 2000

Revenues	$805,329	$1,215,324	$1,036,179	$856,344	$3,913,176
Gross profit	459,758	594,743	490,388	376,180	1,921,069
(Loss) income from
continuing operations	(91,094)	91,231	9,051	(135,715)	(126,527)
Loss from discontinued
operations	-	(29,629)	(10,669)	(505,871)	(546,199)
Net (loss) income 	$(91,094)	$61,602	$(1,648)	$(641,586)
$(672,726)

Basic earnings (loss) per share
(Loss) income from
continuing operations 	$(0.01)	$0.01	$0.00	$(0.02)	$(0.02)
Loss from discontinued
 operations	-	$(0.00)	$(0.00)	$(0.07)	$(0.07)
Net (loss) income 	$(0.01)	$0.01	$(0.00)	$(0.09)	$(0.09)

Diluted earnings (loss) per share
(Loss) income from
continuing operations 	$(0.01)	$0.01	$0.00	$(0.02)	$(0.02)
Loss from discontinued
operations	-	$(0.00)	$(0.00)	$(0.07)	$(0.07)
Net (loss) income 	$(0.01)	$0.01	$(0.00)	$(0.09)	$(0.09)


SCHEDULE II


SONO-TEK CORPORATION

VALUATION AND QUALIFYING ACCOUNTS FROM CONTINUING
OPERATIONS


		         	Column C
Column A	Column B	Additions                  	Column D	Column E
			Charged
		 Balance	(Credited)	Charged to		Balance
		at Beginning	to Costs and	to Other		at End
Description	of Period	Expenses	Accounts	Deductions*	of Period

Allowance for doubtful accounts, Year Ended:

February 28, 2001	$32,997	$83,584	$0	$0	$116,581

February 29, 2000	$6,000	$26,997	$0	$0	$32,997

February 28, 1999	$1,000	$5,000	$0	$0	$6,000



* Represents write-offs, net of recoveries, of uncollectible accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: June 13, 2001
Sono-Tek Corporation
(Registrant)

By: /s/  Christopher L. Coccio
Christopher L. Coccio,  Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS, that the undersigned directors and officers of Sono-Tek Corporation, a New York corporation, which is filing its Annual Report on Form 10-K with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended, hereby constitute and appoint Christopher L. Coccio and Kathleen N. Martin and each of them their true and lawful attorney-in-fact and agent, with full power and substitution and re-substitution, for him and her and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K and any or all amendments to the Form 10-K, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Christopher L Coccio	June 13, 2001	/s/Samuel Schwartz	June 13, 2001
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer		Acting Chair and Director
President and Director

/s/Harvey L Berger	June 13, 2001	/s/James L. Kehoe	June 13, 2001
Harvey L. Berger		James L. Kehoe
Director		Director

/s/Jeffrey O. Speigel	June 13, 2001	/s/J. Duncan Urquhart	June 13, 2001
Jeffrey O. Speigel		J. Duncan Urquhart
Director		Director

/s/William J. McCormickJune 13, 2001	/s/Kathleen N. Martin	June 13, 2001
William J. McCormick		Kathleen N. Martin
Vice President		Treasurer and Chief Financial Officer

/s/R. Stephen Harshbarger	June 13, 2001
R. Stephen Harshbarger
Vice President


