Form 10QSB
period 2001-05-31
SONO TEK CORP
filed 2001-07-13
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                               Outstanding as of
                Class                                              July 12, 2001

Common Stock, par value $.01 per share                                 9,092,354

SONO-TEK CORPORATION


INDEX




Part I - Financial Information                                              Page


Item 1 - Consolidated Financial Statements:                                1 - 3


Consolidated Balance Sheets - May 31, 2001 (Unaudited) and
February 28, 2001                                                              1


Consolidated Statements of Operations - Three Months Ended
May 31, 2001 and 2000 (Unaudited)                                              2


Consolidated Statements of Cash Flows - Three Months Ended
May 31, 2001 and 2000 (Unaudited)                                              3


Notes to Consolidated Financial Statements                        4 - 8



Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               9 - 11

Item 3 - Quantitative and Qualitative Disclosure About Market Risk       11 - 12

Part II - Other Information                                                   12

Signatures                                                                    13

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
                                                         May 31,    February 28,
                                                            2001         2001
Current Assets                                             Unaudited__  Audited_
        Cash and cash equivalents                        $ 148,629   $    3,232
        Accounts receivable (less allowance of
        $29,769 and $116,581 at May 31 and February 28,
         respectively)                                     565,497      593,605
        Inventories (Note 4)                               698,348      796,696
        Prepaid expenses and other current assets           88,738       97,093
                Total current assets                     1,501,212    1,490,626
Equipment, furnishings and leasehold improvements
        (less accumulated depreciation of $511,007
        and $508,928 at May 31 and February 28,
        respectively)                                      186,383      209,675
Intangible assets, net:
        Patents and patents pending (Note 1)                24,277       25,640
        Deferred financing fees                             23,683       25,459
                Total intangible assets                     47,960       51,099
Net assets of discontinued operations (Note 3)             520,808    1,759,276
Net investment in affiliate                                  8,051        8,068
Other assets                                                 7,417          100
TOTAL ASSETS                                            $2,271,831   $3,518,844

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
        Accounts payable                                  $610,755     $841,267
        Accrued expenses                                   356,945      369,386
        Revolving Line of Credit                           350,000      350,000
        Short term loans-related parties (Notes 6)         286,084      459,605
        Current maturities of long term debt                22,138       21,777
        Current maturities of subordinated mezzanine
        debt (Note 7)                                      188,896       76,390
                Total current liabilities                1,814,818    2,118,425
Subordinated mezzanine debt                                529,109      411,547
Long term debt, less current maturities                     37,629       43,311
Subordinated convertible loans                             150,000      150,000
Estimated future costs of discontinued
      operations (Note 3)                                1,020,934    1,306,814
                Total liabilities                        3,552,490    4,030,097
Commitments and Contingencies                                 -             -
Put Warrants (Note 7)                                      174,778       94,111

Stockholders' Equity
        Common stock, $.01 par value; 25,000,000
        shares authorized, 9,092,354 shares issued
        and outstanding at May 31 andFebruary 28,
        respectively                                        90,924       90,924
        Additional paid-in capital                       5,568,692    6,007,037
        Accumulated deficit                             (7,115,053)  (6,703,325)
                Total stockholders' deficiency          (1,455,437)    (605,364)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $2,271,831   $3,518,844

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended May 31,
                                                              Unaudited
                                                             2001      2000

Net Sales                                               $704,285     $967,005
Cost of Goods Sold                                       320,180      432,987
Gross Profit                                             384,105      534,018

Operating Expenses
        Research and product development costs            85,536      104,283
        Marketing and selling expenses                   178,144      201,107
        General and administrative costs                 137,359      116,315

                Total Operating Expenses                 401,039      421,705

Operating (Loss) Income                                  (16,934)     112,313

Interest Expense                                         (43,429)    (116,424)
Loss from Affiliate                                       (9,858)     (34,004)
Interest and Other Income                                  1,472        1,607

Loss from Continuing Operations
        Before Income Taxes                              (68,749)     (36,508)

Income Tax Expense                                             0            0

Loss from continuing operations                          (68,749)     (36,508)

Loss from discontinued operations                       (781,324)    (227,221)

Net Loss                                               $(850,073)   $(263,729)


Basic Loss Per Share
        Loss from continuing operations                   $(0.01)    $(0.00)
        Loss from discontinued operations                 $(0.08)    $(0.03)
        Net loss                                          $(0.09)    $(0.03)

Weighted Average Shares - Basic and Diluted            9,092,354    8,953,156

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Three Months Ended May 31,
                                                               Unaudited
                                                           2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $(850,073)     $(263,729)

Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
    Non-cash charge for issuance of warrants                   0         75,831
    Imputed interest expense on subordinated
       mezzanine debt                                     10,735          5,436
    Loss on equity investment                             (8,052)         1,394
    Depreciation and amortization                         20,278         16,656
    Provision for doubtful accounts                      (86,812)         3,000
    (Increase) decrease in:
        Accounts receivable                              114,920         86,806
        Inventories                                       98,348          4,376
        Prepaid expenses and other current assets          9,107         (4,831)
    Increase (decrease) in:
        Accounts payable and accrued expenses          (242,952)        (41,044)
Net Cash Used In Continuing Operations                 (934,501)       (116,105)
Net Cash Provided By Discontinued Operations          1,042,668         447,160
Net Cash Provided By Operating Activities               108,167         331,055


CASH FLOW FROM INVESTING ACTIVITIES:
    Sale (Purchase) of equipment and furnishings           6,153        (73,796)
Net Cash Provided By (Used In) Investing Activities        6,153        (73,796)

CASH FLOW FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                     0         15,693
    Proceeds from bank loan for production equipment           0         45,359
    Proceeds from subordinated mezzanine debt            300,000              0
    Proceeds from exercise of warrants                         0         55,692
    Proceeds from stock options                                0          1,602
    Repayments of short term borrowings                 (173,521)      (126,000)
    Repayments of subordinated mezzanine debt                  0       (100,000)
    Repayments of note payable and equipment loans        (5,322)        (2,671)
Net Cash Provided By (Used In) Continuing Operations     121,157       (110,325)
Net Cash Used In Discontinued Operations                 (90,080)       (75,889)
Net Cash Provided By (Used In) Financing Activities       31,077       (186,214)

NET INCREASE IN CASH AND CASH EQUIVALENTS                145,397         71,045

CASH AND CASH EQUIVALENTS
Beginning of period                                        3,232          6,131
End of period                                           $148,629        $77,176

SUPPLEMENTAL DISCLOSURE:
Interest paid                                            $43,197        $40,554

See notes to consolidated financial statements.

SONO-TEK CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2001 and 2000


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), which the Company acquired on August 3, 1999 (the "Acquisition"). On April 23, 2001, the Company adopted a plan to discontinue the operations of the cleaning and drying systems segment, which includes SCS and Serec. These operations were discontinued and were classified as discontinued operations. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2001, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year. Goodwill - Goodwill is being amortized on a straight-line basis over 15 years. Goodwill is written off if the asset or assets to which it relates becomes impaired Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $87,409 and $86,056 at May 31, 2001 and February 28, 2001, respectively. Computation of Loss Per Share - There are no reconciling items in the computation of loss per share, as all items are antidilutive. Reclassifications - Certain February 28, 2001 balances have been reclassified to conform with the current period presentation.

NOTE 2:  FINANCIAL CONSIDERATIONS AND MANAGEMENT'S PLANS

Both the Company and its wholly owned subsidiary, SCS, incurred losses in Fiscal Year 2000 and 2001. These losses led to an increase in the Company's debt and negative cash flow. During Fiscal Year 2001, the Company increased its borrowing from a bank, an investment banker, and officers and directors of the Company. At February 28, 2001, the Company was late on its payments to various vendors and in default on its subordinated mezzanine debt with Norwood Venture Corp.
("Norwood") for failure to make interest payments when due. The Company subsequently paid the interest and the default was cured. In addition, during the three months ended May 31, 2001, SCS was in default on a bank note for failure to make interest and principal payments when due. This default was cured in July 2001 when SCS brought all its payments up to date. During Fiscal Year 2001, the Company received additional cash from the sale of common stock and the exercise of warrants. These influxes of cash were not able to provide the Company with adequate amounts to pay its debts. The Company continues to have difficulty paying vendors and purchasing necessary raw materials. During the quarter ended May 31, 2001, the Company took actions to limit its losses and reduce negative cash flow. The spraying systems segment was downsized to reflect the decline in market demand, and the sales force was refocused to increase nozzle sales instead of fluxer sales. The cleaning and drying segment, represented by SCS, terminated production of capital equipment. By decreasing operating costs and terminating thirty-two employees, the Company anticipates positive cash flow beginning in the second quarter of Fiscal Year 2002. It is anticipated that this income will be sufficient to cover current operating costs, and will permit partial payments to vendors and payment of the required principal payments on all debt. During the first quarter of Fiscal Year 2002, the Company received additional financing from Norwood, directors, an officer and an affiliate of the Company. At present, the Company may not have access to adequate funds to meet its operating and financial needs and to repay its past due vendor obligations, creditors may take legal action for the repayment of past due indebtedness, and the Company may not be able to restructure its past due obligations. In order to decrease its losses, the Company adopted a plan to discontinue operations of cleaning and drying systems segment during the first quarter of Fiscal 2002 (see Note 3). The Company is refocusing on the sales of ultrasonic nozzles and attempting to increase sales through diversifying the product line while decreasing the reliance on the electronics industry. Although the results of these actions cannot be predicted, the Company believes that these steps are appropriate and will help the Company return to profitability in Fiscal Year 2002. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and to timely dispose or sell off assets related to its discontinued operating segment. NOTE 3: DISCONTINUED OPERATIONS In order to decrease its losses, the Company adopted a plan to discontinue the operations of cleaning and drying systems segment during the first quarter of Fiscal 2002. The accompanying statements of operations have been reclassified so that the results for the cleaning and drying systems segment are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the May 31, 2001 and balance sheet as "net assets of discontinued operations" and "estimated future costs of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation. Summary operating results of the discontinued operations for each fiscal quarter are as follows: May 31, May 31, 2001 2000 Revenues $891,665 $1,006,028 Expenses 1,672,989 1,233,249 Loss from discontinued operations $(781,324) $(227,221) The Company wrote off goodwill in the amount of $477,377 during the three month period ended May 31, 2001. This goodwill is related to the acquisition of its discontinued operations and was deemed to be impaired as the Company estimated that it would not likely realize positive future cash flows from the residual assets and uncompleted orders of this business. A summary of the net assets of the discontinued operations is as follows:
                                                          May 31,   February 28,
                                                           2001        2001
Assets
  Cash                                                       $22,328       $183
  Accounts Receivable, net                                   262,859    551,028
  Inventory, net                                             133,382    631,970
  Prepaid Expenses                                            10,851        783
     Total current assets                                    429,420  1,183,963
  Goodwill                                                    10,000    487,377
  Equipment and furnishings, net                              81,388     87,935
     Total assets                                           $520,808 $1,759,276

Liabilities
  Current Liabilities
  Notes payable                                             $156,595   $238,917
  Accounts payable                                           514,599    603,146
  Accrued expenses                                           247,386    239,200
  Customer deposits                                           67,500    182,940
     Total current liabilities                               986,081  1,326,524
  Long term debt                                              34,853     42,611
     Total liabilities                                     1,020,934  1,306,814
Net (liabilities) assets                                   $(500,126)  $452,462

NOTE 4:  INVENTORIES

Inventories at May 31, 2001 are comprised of:

        Finished goods                     $224,284
        Work in process                      92,232
        Consignment                           9,037
        Raw materials and subassemblies     587,076
                Total                       912,629
        Less: Allowance                    (214,281)
        Net inventories                    $698,348

NOTE 5:  LONG-TERM EQUITY INVESTMENT - NET
The Company has a 49% ownership interest in PNR America, LLC, a Delaware limited liability company. During the three month period ended May 31, 2001, PNR America incurred a loss of $20,119 and the Company recorded its share of this loss in the amount of $9,858. The Company is currently negotiating the sale of its share of equity and the resolution of expenditure items that were spent on behalf of PNR America. Shared rent, utilities and other minimal costs are being recorded on the Company's books pending final resolution of negotiations.

NOTE 6:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - From time to time the Company has required short term loans to meet its cash requirements. All of these loans have been provided by officers and directors of the Company, at the fixed rate of prime plus 2% at the date of the loans (9.75% to 11.50% at May 31, 2001). During the three month period ended May 31, 2001, a total of $173,521 plus interest was repaid to these individuals. Accrued interest on these short term loans was $39,568 and $37,075 at May 31, 2001 and February 28, 2001, respectively. During the three month period ended May 31, 2001 and 2000, interest expense relating to these loans was $5,099 and $4,766, respectively

On April 30, 2001, in order to induce the advance of the additional $300,000 by Norwood, certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional subordinated mezzanine financing (see Note 7).

NOTE 7:  SUBORDINATED MEZZANINE DEBT

On April 30, 2001, Norwood amended the Norwood Note and Warrant Purchase Agreement to increase the Note to $850,000 and the Warrant shares to 2,077,777. The monthly principal payments to commence in October 2001 are increased to $23,612 per month accordingly, and the balance sheet reflects this monthly rate in reporting the related current maturities. The additional 733,333 Warrant shares are valued at $80,667 which is accounted for as a discount and is being imputed as additional interest expense over the term of the loan.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing (see Note 6).

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

-     the Company's ability to restructure its debt;

-     the possibility of additional impairment write downs of assets;

-     the Company's ability to respond to competition in its markets;

-     general economic conditions in the Company's markets;

- the risk that the Company's analyses of these risks could be incorrect and/or the strategies developed to address them could be unsuccessful; and
-     various other factors discussed in the Annual Report on Form 10-K.

The Company undertakes no obligation to update publicly any forward-looking statement.

Liquidity and Capital Resources

The Company's working capital deficiency decreased $314,193 from a working capital deficiency of $627,799 at February 28, 2001 to $313,606 at May 31, 2001. The decrease in working capital deficiency was a result of an increases in cash of $145,000 and short term mezzanine debt of $113,000, decreases in accounts receivable of $98,000 that was offset by decreases in related party loans of $146,000 and accounts payable and accrued expenses of $270,000. The stockholders' deficiency increased $850,073 from $605,364 at February 28, 2001 to $1,455,437 at May 31, 2001. The increase in stockholders' equity was the result of the loss of $850,073 for the three months ended May 31, 2001.

On April 30, 2001, the Company amended its agreement with Norwood pursuant to which the Company increased its five year loan in the principal amount of $300,000 of which $216,750 was loaned by certain of the Company's directors, an officer and an affiliate of the Company. The terms of the loan require interest payments only through September 2002 followed by monthly payments of $23,612 plus interest through September 30, 2004. The Company was also required to grant a warrant to purchase 733,333 shares of the Company's common stock at an exercise price of $0.10 per share, which can be put to the Company. Such warrants were valued at $80,667, which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by James Kehoe, former Chief Executive Officer of the Company and is subject to certain priority liens on SCS assets. As of May 31, 2001 the outstanding balance was $350,000. Subsequent to May 31, 2001, the Company paid $6,000 in principal to the bank in order to comply with terms of the loan.

Due to the consolidated Company losses incurred during Fiscal Years 2001, 2000 and 1999, the Company was required to borrow on a short term basis from officers and directors of the Company. During the three month period ended May 31, 2001 $173,521 plus interest was repaid. As of May 31, 2001, the balance owed the officers and directors was $286,084.

During the first quarter of Fiscal Year 2002, SCS received a default notice regarding its bank loan. This default was cured in July 2001 when SCS brought all its payments up to date. Due to the limited operations of SCS, the cash generated may not be sufficient to complete the monthly principal and interest payments through January 2002, when the loan matures.

It is anticipated that future cash flows may not allow the Company to repay its current debt and trade creditors in a timely manner. During the first quarter of Fiscal Year 2002, the Company discontinued the production of capital equipment in the cleaning and drying systems segment and began to focus on its original product lines, specifically the sales of ultrasonic nozzles. Although there can be no assurances, management believes that by taking these steps the Company will be able to return to profitability in the remaining quarters of Fiscal Year 2002.
Results of Continuing Operations

For the three months ended May 31, 2001, the Company's sales decreased $262,720 to $704,285 as compared to $967,005 for the three months ended May 31, 2000. The decrease was a result of a decrease in fluxer sales of $305,000 offset by an increase in MCS and specials of $35,000.

The Company's gross profit decreased $148,913 to $384,105 for the three months ended May 31, 2001 from $534,018 for the three months ended May 31, 2000. The decrease was primarily a result of decreased sales of the Company's products that were offset by the related material costs and labor. The gross profit margin was 55% of sales for the three months ended May 31, 2001 and 2000.

Research and product development costs decreased $18,747 to $85,536 for the three months ended May 31, 2001 from $104,283 for the three months ended May 31, 2000. The decrease was a result of decreased compensation and fringe benefits due to a smaller engineering staff.

Marketing and selling costs decreased $22,963 to $178,144 for the three months ended May 31, 2001 from $201,107 for the three months ended May 31, 2000. The decrease was a result of decreases in trade show of $24,000 and professional fees of $8,000 that were offset by increases in personnel costs and travel of $11,000.

General and administrative costs increased $21,044 to $137,359 for the three months ended May 31, 2001 from $116,315 for the three months ended May 31, 2000. The increase was primarily attributable to increased personnel costs of $4,000, increased travel expense of $7,000, increased banks fees of $4,000 offset by reduced consulting expense of $5,000.

Interest expense decreased $72,995 to $43,429 for the three months ended May 31, 2001 from $116,424 for the three months ended May 31, 2000. The decrease is primarily due to a non- recurring, non-cash charge of $64,033 reflecting the value of warrants issued in the quarter ended May 31, 2000.

The Company's net loss before discontinued operations increased $32,241 from a loss of $36,508 or $(0.00) per share for the three months ended May 31, 2000 to a loss of $68,749 or $(0.01) per share for the three months ended May 31, 2001.

Results of Discontinued Operations

The Company's loss from discontinued operations increased by $554,103 from a loss of $227,221 for the three months ended May 31, 2000 to a loss of $781,324 for the three months ended May 31, 2001. The increase in the loss was due to the impairment of goodwill of $477,377, an increase in the inventory reserves, plus the lack of sales to support the necessary amount of overhead.


                                SONO-TEK CORPORATION
                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 29, 2000, the negative effect on the Company's results of operations would approximate $1,000 for the quarter ended May 31, 2001.


PART II - OTHER INFORMATION

        Item 1. Legal Proceedings
                None

        Item 2. Changes in Securities and Use of Proceeds.
                None

        On April 30, 2001, the Company issued 733,333 Warrant shares to Norwood Venture Corporation as part of the increase in the Norwood Note and Warrant Purchase Agreement. The above issuance of warrants was made in reliance on exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

        Item 3. Defaults Upon Senior Securities
                None

        Item 4. Submission of Matters to a Vote of Security Holders
                None

        Item 5. Other Information
                None

        Item 6. Exhibits and Reports on Form 8-K
                (a) Exhibits

                None

                (b)     Reports on Form 8-K


On May 30, 2001, the Company filed a Current Report on Form 8-K announcing the resignation of James L. Kehoe as CEO of the Company, the appointment of Dr. Christopher L. Coccio as CEO and President, the Company's adoption of a plan to discontinue the operations of its cleaning systems operating segment, the Company's preliminary agreement with the majority shareholder of PNR America to purchase the Company's interest in PNR America, and certain short term financing obtained by the Company.

On July 6, 2001, the Company filed a Current Report on Form 8-K announcing that the Company had engaged Radin, Glass & Co., LLP to audit the Company's February 28, 2002 financial statements, and filed as an exhibit to such Current Report a letter from Deloitte & Touche LLP confirming the cessation of the Company's client-auditor relationship with Deloitte & Touche LLP.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 13, 2001


        SONO-TEK CORPORATION
              (Registrant)


        /s/ Christopher L. Coccio
By: ____________________________________
Christopher L. Coccio
Chief Executive Officer and President


        /s/ Kathleen N. Martin
By: ____________________________________
        Kathleen N. Martin
Treasurer & Chief Financial Officer

13