Form 10QSB
period 2001-08-31
SONO TEK CORP
filed 2001-10-12
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2001

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

                                           Outstanding as of
Class                                       October 9, 2001

Common Stock, par value $.01 per share          9,092,354

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                      Page


Item 1-Consolidated Financial Statements:

Consolidated Balance Sheets - August 31, 2001 (Unaudited) and
February 28, 2001                                         1


Consolidated Statements of Operations - Six Months and
Three Months Ended August 31, 2001 and 2000 (Unaudited)                   2


Consolidated Statements of Cash Flows - Six Months and
Three Months Ended August 31, 2001 and 2000 (Unaudited)                   3


Notes to Consolidated Financial Statements                            4 - 10


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  11 - 15

Item 3 - Quantitative and Qualitative Disclosure About Market Risk         15

Part II - Other Information                                           15 - 16

Signatures                                                                 17

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      August 31,    February 28,
                                                        2001            2001
Current Assets                                        Unaudited       Audited
     Cash and cash equivalents                        $ 155,350    $    3,232
     Accounts receivable (less allowance of $34,484
     and $116,581 at August 31 and February 28,
      respectively)                                     526,766       593,605
     Inventories (Note 4)                               652,761       796,696
     Prepaid expenses and other current assets           82,807        97,093
                                                      ---------     ---------
                  Total current assets                1,417,684     1,490,626
                                                      ---------     ---------
Equipment, furnishings and leasehold improvements
     (less accumulated depreciation of $511,007
     and $508,928 at August 31 and February 28,
     respectively)                                      173,504       209,675
Intangible assets, net:
     Patents and patents pending (Note 1)                22,914        25,640
     Deferred financing fees                             21,907        25,459
                                                      ---------     ---------
                  Total intangible assets                44,821        51,099
Net assets of discontinued operations (Note 3)             -          452,462
Net investment in affiliate                                -            8,068
Other assets                                              6,666           100
                                                      ---------     ---------
TOTAL ASSETS                                         $1,642,675    $2,212,030
                                                     ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                  $427,962      $841,267
     Accrued expenses                                   390,472       369,386
     Revolving Line of Credit                           344,000       350,000
     Short term loans-related parties (Notes 6)         286,084       459,605
     Current maturities of long term debt                22,484        21,777
     Current maturities of subordinated
        convertible loans                                60,000          -
     Current maturities of subordinated
        mezzanine debt (Note 7)                         259,732        76,390
                                                      ---------     ---------
                  Total current liabilities           1,790,734     2,118,425
Subordinated mezzanine debt                             475,874       411,547
Long term debt, less current maturities                  31,847        43,311
Subordinated convertible loans                           90,000       150,000
Estimated future costs of discontinued
    operations (Note 3)                                 479,037
                                                      ---------     ---------
                  Total liabilities                   2,867,492     2,723,283
                                                      ---------     ---------
Commitments and Contingencies                              -             -
Put Warrants (Note 7)                                   174,778        94,111

Stockholders' Equity
     Common  stock,  $.01 par value;
     25,000,000 shares authorized,
     9,092,354 shares issued and outstanding at
     August 31 and February 28, respectively             90,924        90,924
     Additional paid-in capital                       6,008,834     6,007,037
     Accumulated deficit                             (7,499,354)   (6,703,325)
                                                     -----------   -----------
     Total stockholders' deficiency                  (1,399,595)     (605,364)
                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $1,642,675    $2,212,030
                                                     ==========    ==========
See notes to consolidated financialstatements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Six Months Ended          Three Months Ended
                                        August 31,                August 31,
                                        Unaudited                 Unaudited
                                      2001         2000      2001         2000
                                    ---------------------  ---------------------

Net Sales                           $1,674,331  $2,170,821   $970,046 $1,203,816
Cost of Goods Sold                     672,578     988,619    352,398    555,632
                                     ---------   ---------   --------  ---------
  Gross Profit                       1,001,753   1,182,202    617,648    648,184
                                     ---------   ---------   --------  ---------

Operating Expenses
Research and product development
     costs                            185,452      175,375     99,916     71,092
Marketing and selling expenses        328,825      406,213    150,681    205,106
General and administrative costs      292,373      260,720    155,014    144,405
                                     --------    ---------    -------   --------

 Total Operating Expenses             806,650      842,308    405,611    420,603
                                     --------    ---------    -------   --------

Operating Income                      195,103      339,894    212,037    227,581

Interest Expense                     (115,021)    (155,335)   (71,592)  (38,911)
Loss from Affiliate                    (9,858)     (52,027)      -      (18,023)
Interest and Other Income               2,976        4,609      1,504     3,002
                                     --------     --------   --------   --------

Income from Continuing Operations
    Before Income Taxes                73,200      137,141    141,949    173,649

Income Tax Expense                          0            0          0          0
                                     --------     --------    -------    -------

Income from Continuing Operations      73,200      137,141    141,949    173,649

Loss from Discontinued Operations    (869,229)    (315,978)   (87,904)  (88,757)
                                  --------     --------   --------   --------
Net (Loss) Income                   $(796,029)   $(178,837)   $54,045    $84,892
                                    =========    =========    =======    =======


Basic (Loss) Earnings Per Share
Earnings from continuing operations    $ 0.01       $ 0.02      $0.02      $0.02
Loss from discontinued operations       (0.10)       (0.04)     (0.01)    (0.01)
                                      ------      -------     --------   ------
Net (Loss) Earnings                    $(0.09)      $(0.02)     $0.01     $0.01
                                       =======     =======      =====     =====

Diluted (Loss) Earnings Per Share
Earnings from continuing operations    $ 0.01       $ 0.02      $0.02      $0.02
Loss from discontinued operations       (0.10)       (0.04)     (0.01)    (0.01)
                                       ------     -------     ------     ------
Net (Loss) Earnings                    $(0.09)      $(0.02)     $0.01      $0.01
                                       =======     =======      =====      =====

Weighted Average Shares - Basic      9,092,354   8,954,006  9,092,354  8,954,855
                                     =========   =========  =========  =========

Weighted Average Shares - Diluted    9,092,354   8,954,006  9,092,354 11,373,814
                                     =========   =========  ========= ==========

       See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended August  31,
                                                           Unaudited
                                                     2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                       $73,200            $137,141

    Adjustments  to  reconcile  net  income  to
       net Cash  provided  by (used in)
       operating activities:
          Loss from discontinued operations         (270,745)          (315,978)
          Write-down of impaired assets
            of discontinued operations              (598,484)                  0
          Non-cash charge for issuance of warrants     1,797              75,831
          Imputed interest expense on
            subordinated mezzanine debt               28,336              10,872
          Loss on equity investment                        0              19,310
          Depreciation and amortization                8,357              33,896
          Provision for doubtful accounts            (82,097)              6,000
          Decrease (Increase) in:
              Accounts receivable                    148,936             142,091
              Inventories                           143,935             (29,006)
              Prepaid expenses and other
                 current assets                      15,787             (43,135)
          (Increase) Decrease in:
              Accounts payable and accrued
                 expenses                          (392,216)             263,899
                                                   ---------           ---------
       Net Cash (Used In) Provided by
         Continuing Operations                     (923,194)             300,921
       Net Cash Provided By (Used In)
         Discontinued Operations                  1,096,568             (51,982)
                                                  ---------           ----------
    Net Cash Provided By Operating Activities       173,374             248,939
                                                  ----------            --------


CASH FLOW FROM INVESTING ACTIVITIES:
   Sale (Purchase) of equipment and furnishings      34,092             (98,323)
                                                  ---------             --------
Net Cash Provided By (Used In)
     Investing Activities                            34,092             (98,323)
                                                  ---------            ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank loan for
      production equipment                                0               58,784
   Proceeds from short term loans
      - related parties                                   0              135,000
   Proceeds from subordinated mezzanine debt        300,000                    0
   Proceeds from exercise of warrants                     0               55,692
   Proceeds from stock options                            0                1,602
   Repayments of short term loans
     - related parties                             (173,521)           (226,000)
   Repayments of note payable and equipment loans   (16,758)             (5,349)
                                                  ----------           ---------
       Net Cash Provided By Continuing Operations   109,721               19,729
       Net Cash Used In Discontinued Operations    (165,069)            (87,145)
                                                  ----------           ---------
       Net Cash Used In Financing Activities        (55,348)            (67,416)
                                                  ----------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS           152,118               83,200
   CASH AND CASH EQUIVALENTS
   Beginning of period                                3,232                6,131
                                                    --------          ----------
   End of period                                    $155,350          $   89,331
                                                    ========          ==========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                     $88,973          $   36,019
                                                     =======          ==========
             See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
           Six Months and Three Months Ended August 31, 2001 and 2000




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

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $88,782 and $86,056 at August 31, 2001 and February 28, 2001, respectively.


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

During the six months ended August 31, 2001, the Company took actions to limit its losses and reduce negative cash flow. The spraying systems segment was downsized to reflect the decline in market demand, and the sales force was refocused to increase nozzle sales instead of fluxer sales. The cleaning and drying segment, represented by SCS, terminated production of capital equipment. By decreasing operating costs and terminating thirty-two employees, the Company achieved positive cash flow beginning in the second quarter of Fiscal Year 2002. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs, and will permit partial payments to vendors and payment of the required principal payments on all debt. During the first quarter of Fiscal Year 2002, the Company received additional financing from Norwood, directors, an officer and an affiliate of the Company.

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

NOTE 3:  DISCONTINUED OPERATIONS

In order to decrease its losses, on April 23, 2001, the Company adopted a plan to discontinue the operations of cleaning and drying systems segment. We anticipate that the orderly liquidation of the disposed assets and liabilities will be completed within the fiscal year ending February 28, 2002.

The accompanying statements of operations have been reclassified so that the results for the cleaning and drying systems segment are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the August 31, 2001 and February 28, 2001 balance sheets as "net assets of discontinued operations" and "estimated future costs of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

Summary operating results of the discontinued operations for each of the periods presented are as follows:

                           Six Months    Six Months   Three Months  Three Months
                            August 31,    August 31,    August 31,    August 31,
                              2001           2000          2001           2000
                        --------------  ------------  ------------  ------------
Revenues                  $1,041,419    $2,123,163      $149,754      $1,117,135
Expenses                   1,910,648     2,439,141       237,658       1,205,892
                           ---------     ---------       -------       ---------
Loss from
  discontinued operations $ (869,229)   $ (315,978)     $(87,904)     $ (88,757)
                          ==========    ==========     =========     ===========

The Company wrote off goodwill in the amount of $477,377 during the six month period ended August 31, 2001. This goodwill is related to the acquisition of its discontinued operations and was deemed to be impaired as the Company estimated that it would not likely realize positive future cash flows from the residual assets and uncompleted orders of this business. Additionally, the Company wrote off impaired accounts receivable of $30,000, impaired inventory of $81,057 and impaired fixed assets of $10,050. The Company does not expect that there will be any additional estimated future costs of discontinuance for the orderly liquidation of the disposed assets and liabilities.

A summary of the net assets of the discontinued operations is as follows:
                                            August 31,              February 28,
                                               2001                     2001
Assets
Cash                                         $(1,499)                      $ 183
Accounts Receivable, net                      72,762                     551,028
Inventory, net                                85,809                     631,970
Prepaid Expenses                                 484                         783
                                          ----------                  ----------
Total current assets                         157,556                   1,183,964
Goodwill                                      10,000                     487,377
Equipment and furnishings, net                64,287                      87,935
                                          ----------                  ----------
Total assets                                $231,843                  $1,759,276
                                            ========                  ==========

Liabilities
Current Liabilities
Notes payable                               $ 89,365                    $238,917
Accounts payable                             381,507                     603,146
Accrued expenses                             202,926                     239,200
Customer deposits                              9,988                     182,940
                                           ---------                   ---------
Total current liabilities                    683,786                   1,264,203
Long term debt                                27,094                      42,611
                                            --------                   ---------
Total liabilities                            710,880                   1,306,814
                                             -------                   ---------

Net (liabilities) assets                   $(479,037)                   $452,462
                                          ==========                    ========

NOTE 4:  INVENTORIES

Inventories at August 31, 2001 are comprised of:
                  Finished goods                                        $221,339
                  Work in process                                         44,570
                  Consignment                                              9,037
                  Raw materials and subassemblies                        586,456
                                                                       ---------
                                    Total                                858,401
                  Less: Allowance                                      (205,640)
                                                                        --------
                  Net inventories                                       $652,761
                                                                        ========

NOTE 5:  LONG-TERM EQUITY INVESTMENT - NET

The Company had a 49% ownership interest in PNR America, LLC, a Delaware limited liability company. During the six month period ended August 31, 2001, PNR America incurred a loss of $20,119 and the Company recorded its share of this loss in the amount of $9,858. The Company sold of its share of equity in PNR America during the three months ended August 31, 2001 for the book value of such interest.

NOTE 6:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - From time to time the Company has required short term loans to meet its cash requirements. All of these loans have been provided by officers and directors of the Company, at the fixed rate of prime plus 2% at the date of the loans (9.75% to 11.50% at August 31, 2001). Accrued interest on these short term loans was $47,373 and $37,075 at August 31, 2001 and February 28, 2001, respectively. Interest expense for the six and three months ended August 31, 2001 was $13,090 and $6,915, respectively.

On April 30, 2001, in order to induce the advance of the additional $300,000 by Norwood, certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional subordinated mezzanine financing (see Note 7).

See subsequent event, footnote 11 for additional related party transactions.


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


NOTE 8:  SETTLEMENT OF LITIGATION

During August 2001 the Company settled its threatened litigation with Essex Products International. This settlement did not have a material impact on the financial statements.


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

The computation of basic and diluted earnings (loss) per share are set forth on the following table:

                                  Six Months Ended          Three Months Ended
                                     August 31,                  August 31,
                                   2001       2000           2001         2000
                                   ----       ----           ----         ----
Numerator-
Numerator for basic and diluted
earnings (loss) per share      $(178,838)   $(29,491)      $54,045       $84,892
                               ==========   =========      =======       =======

Denominator:
Denominator for basic
  earnings (loss)per share
  - weighted average shares    9,092,354    8,954,006     9,092,354    8,954,855
Effects of dilutive securities:
Stock warrants                         0*           0*            0**  1,932,821
Stock options for employees,
  directors and outside
  consultants                          0*           0*            0**    486,138
                               ---------   ----------    ----------    ---------
Denominator for diluted
  earnings(loss) per share     9,092,354    8,954,006     9,092,354   11,373,814
                               =========    =========     =========   ==========

         *Stock options and warrants for employees, directors and outside consultants are antidilutive as a result of the net loss and therefore are not considered in the Diluted LPS calculation.

         **Stock options and warrants are antidilutive based on the exercise price as compared to the ending market price of the Company's stock and therefore are not considered in the Diluted earnings per share calculation.

Under the assumption that stock options, warrants and convertible long term loans were not antidilutive as described in * and **, the denominator for Diluted LPS would be 9,480,139 and 11,199,372 weighted average shares at August 31, 2001 and 2000 respectively.



NOTE 10:  NEW ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and
SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

Note 11:  SUBSEQUENT EVENT

On September 14, 2001 the Company sold the intellectual property of Serec Corporation, consisting of patents, trademarks and drawings, for $35,000 to an officer of the Company and another individual. The intellectual property was purchased during fiscal year 2001 for $100,000 plus closing costs. At February 28, 2001 these assets were written down to $10,000 due to impairment. The gain realized on disposition will be included in discontinued operations.

                              SONO-TEK CORPORATION

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

Liquidity and Capital Resources

The Company's working capital deficiency decreased $254,749 from a working capital deficiency of $627,799 at February 28, 2001 to $373,050 at August 31, 2001. The decrease in working capital deficiency was a result of an increase in cash of $152,000, decreases in net accounts receivable of $67,000, decrease in inventory of $144,000, offset by reductions in accounts payable and accrued expenses of $392,000, decrease in related party loans of $174,000 and increases in the current maturities of convertible loans of $60,000 and the current maturities of subordinated mezzanine debt of $183,000. The stockholders' deficiency increased $794,231 from $605,364 at February 28, 2001 to $1,399,595 at August 31, 2001. The decrease in stockholders' equity was the result of the loss of $796,000 for the six months ended August 31, 2001.

Accounts receivable at August 31, 2001 decreased 148,936 or 21% from February 28, 2001 due to better collection efforts in the six months ended August 31, 2001. The allowance for doubtful accounts was reduced $82,097 from February 28, 2001 due to collection of one foreign customer whose payment was remitted during the second quarter of this fiscal year.

Inventory decreased $143,935 or 18% as the result of reduced purchasing in the six months ended August 31, 2001. This reduction was based upon the order level for the Company's principal product, solder flux application products ("fluxers") during the six months ended August 31, 2001. This reduction in the sale of fluxers was due to the slowdown in the manufacture of printed circuit boards.

Accounts payable decreased $413,000 as compared to February 28,2001 due to the reduced purchasing activity noted above and payments made to vendors during the six months ended August 31, 2001.

On April 30, 2001, the Company amended its agreement with Norwood pursuant to which the Company increased its five year loan in the principal amount of $300,000 of which $216,750 was loaned by certain of the Company's directors, an officer and an affiliate of the Company. The terms of the loan require interest payments only through September 2001 followed by monthly payments of $23,612 plus interest through September 30, 2004. The Company was also required to grant a warrant to purchase 733,333 shares of the Company's common stock at an exercise price of $0.10 per share, which can be put to the Company. Such warrants were valued at $80,667, which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by James Kehoe, former Chief Executive Officer of the Company and is subject to certain priority liens on SCS assets. As of August 31, 2001 the outstanding balance was $344,000

Due to the consolidated Company losses incurred during Fiscal Years 2001, 2000 and 1999, the Company was required to borrow on a short term basis from officers and directors of the Company. During the three month period ended May 31, 2001 $173,521 plus interest was repaid. As of May 31, 2001, the balance owed the officers and directors was $286,084 plus accrued interest of $47,373.

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

Results of Continuing Operations

For the six months ended August 31, 2001, the Company's sales decreased $496,490 to $1,674,331 as compared to $2,170,821 for the six months ended August 31, 2000. The decrease was a result of a decrease in fluxer sales of $841,000 offset by an increase in nozzle sales of $248,000 and MCS and special sales of $89,000. The sales decrease was caused by the slowdown in the consumer electronics markets that uses the company's solder flux spraying systems.

For the three months ended August 31, 2001, the Company's sales decreased $233,770 to $970,046 as compared to $1,203,816 for the three months ended August 31, 2000. The decrease was a result of a decrease in fluxer sales of $536,000 offset by an increase in nozzle sales of $248,000 and MCS and special sales of $54,000. The sales decrease was caused by the slowdown in the consumer electronics markets that uses the company's solder flux spraying systems.

The Company's gross profit decreased $180,449 to $1,001,753 for the six months ended August 31, 2001 from $1,182,202 for the six months ended August 31, 2000. The decrease was primarily a result of decreased sales of the Company's products that were offset by the related material costs and labor. The change in the mix of the company's products sold improved the gross margin percentage from 54% for the six months ended August 31, 2000 to 60% for the six months ended August 31, 2001.

The Company's gross profit decreased $30,536 to $617,648 for the three months ended August 31, 2001 from $648,184 for the three months ended August 31, 2000. The decrease was primarily a result of decreased sales of the Company's products that were offset by the related material costs and labor. The change in the mix of the company's products sold improved the gross margin percentage from 54% for the three months ended August 31, 2000 to 64% for the three months ended August 31, 2001.

Research and product development costs increased $10,077 to $185,452 for the six months ended August 31, 2001 from $175,375 for the three months ended August 31, 2000. The increase was a result of product development costs on the Microfluxer (which is a new product) and continued work on the CVD (chemical vapor deposition) product line.

Research and product development costs increased $28,824 to $99,916 for the three months ended August 31, 2001 from $71,092 for the three months ended August 31, 2000. The increase was a result of product development costs on the Microfluxer (which is a new product) and continued work on the CVD (chemical vapor deposition) product line.

Marketing and selling costs decreased $77,388 to $328,825 for the six months ended August 31, 2001 from $406,213 for the six months ended August 31, 2000. The decrease was a result of decreased marketing expense of $24,000, sales commissions of $32,000, trade show expense of $24,000, professional fees of $13,000and travel expense of $3,000, that were offset by increased personnel costs of $25,000.

Marketing and selling costs decreased $54,425 to $150,681 for the three months ended August 31, 2001 from $205,106 for the three months ended August 31, 2000. The decrease was a result of decreased marketing expenses of $22,000, sales commissions of $31,000, travel expenses of $8,000 and professional fees of $6,000 that were offset by increased sales personnel costs of $3,000.

General and administrative costs increased $31,653 to $292,373 for the six months ended August 31, 2001 from $260,720 for the six months ended August 31, 2000. The increase was primarily attributable to increased personnel and travel costs of $42,000, increased professional fees of $4,000, increased banks fees of $9,000, increased facility & utility costs of $9,000 and increased insurance costs of $5,000, offset by reduced consulting expense of $29,000, reduced licensing fees of $3,000, and reduced corporate expenses of $8,000.

General and administrative costs increased $10,609 to $155,014 for the three months ended August 31, 2001 from $144,405 for the three months ended August 31, 2000. The increase was primarily attributable to increased personnel costs of $32,000, increased professional fees of $3,000, increased banks fees of $5,000, increased facility & utility costs of $6,000, offset by reduced consulting expense of $24,000, reduced licensing fees of $3,000, and reduced corporate expenses of $6,000.

Interest expense decreased $40,314 to $115,021 for the six months ended August 31, 2001 from $155,335 for the six months ended August 31, 2000. The decrease is primarily due to a non-recurring, non-cash charge of $64,033 reflecting the value of warrants issued in the quarter ended May 31, 2000, offset by $44,000 of additional interest of the Norwood financing in the six months ended August 31, 2001.

Interest expense increased $32,681 to $71,592 for the three months ended August 31, 2001 from $38,911 for the three months ended August 31, 2000. The increase is primarily due to the Norwood financing of $26,000.

The Company's loss from affiliate was eliminated in the three months ended August 31, 2001 with the sale of the Company's interest in this affiliate. During the six and three month periods ended August 31, 2000, the Company's share of the loss of this affiliate was $52,027 and $18,023, respectively.

The Company's income from continuing operations decreased $31,700 from $173,649 or $0.02 per share for the six months ended August 31, 2000 to $141,949 or $.02 per share for the six months ended August 31, 2001.

The Company's income from continuing operations decreased $63,941 from $137,141 or $0.02 per share for the three months ended August 31, 2000 to $73,200 or $.01 per share for the three months ended August 31, 2001.

Results of Discontinued Operations

The Company's loss from discontinued operations increased by $553,251 from a loss of $315,978 for the six months ended August 31, 2000 to a loss of $869,229 for the six months ended August 31, 2001. The increase in the loss was due to the impairment of goodwill of $477,377, an increase in the inventory reserves $81,000, increase in allowance for bad debts of $30,000 and impairment of fixed assets of $10,000 plus the lack of sales to support the necessary amount of overhead.




                              SONO-TEK CORPORATION
       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 29, 2000, the negative effect on the Company's results of operations would approximate $2,000 and $1,000 for the six and three months ended August 31, 2001.








                           PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings

                    During August 2001 the Company settled its threatened litigation with Essex Products International.

         Item 2.    Changes in Securities and Use of Proceeds.

         Item 3.    Defaults Upon Senior Securities
                    None

         Item 4.    Submission of Matters to a Vote of Security Holders
                    The following matters were voted upon at the Company's annual meeting of shareholders held on August 23, 2001.

1. The election of three (3) directors of the Company to serve until the Company's 2004 annual meeting of shareholders.
                                            For                        Withheld
                  Harvey L. Berger          6,628,743                    353,730
                  Christopher L. Coccio     6,955,868                     26,605
                  Jeffrey O. Spiegel        6,955,693                     26,780

2. Ratify  the  appointment  of  Radin  Glass  & Co.  as  the
   Company's  independent  auditors for the fiscal year ended
   February 28, 2002.

                  For                 6,930,572
                  Against                50,201
                  Abstained               1,700

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

Dated: October 10, 2001


                                                   SONO-TEK CORPORATION
                                                     (Registrant)


                                                     /s/ Christopher L. Coccio
                                        By: ____________________________________
                                                         Christopher L. Coccio
                                           Chief Executive Officer and President


                                                          /s/ Duncan Urquhart
                                        By: ____________________________________
                                                         Duncan Urquhart
                                                         Treasurer