Form 10QSB/A
period 2001-05-31
SONO TEK CORP
filed 2001-10-18
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

YES        X                      NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding as of
                Class                                  July 12, 2001

Common Stock, par value $.01 per share                   9,092,354

                              SONO-TEK CORPORATION


                                     INDEX




Part I - Financial Information                                         Page


Item 1 - Consolidated Financial Statements:                           1 - 3


Consolidated Balance Sheets - May 31, 2001 (Unaudited) and
February 28, 2001                                                     1


Consolidated Statements of Operations - Three Months Ended
May 31, 2001 and 2000 (Unaudited)                                     2


Consolidated Statements of Cash Flows - Three Months Ended
May 31, 2001 and 2000 (Unaudited)                                     3


Notes to Consolidated Financial Statements                            4 - 8


Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations                        9 - 12

Item 3 - Quantitative and Qualitative Disclosure
About Market Risk                                                   12

Part II - Other Information                                         12 - 13

Signatures                                                          14

                              SONO-TEK CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      May 31,   February 28,
                                                        2001       2001
Current Assets                                      Unaudited     Audited
  Cash and cash equivalents                        $ 148,62   $    3,232
  Accounts receivable (less allowance of $29,769
    and $116,581 at May 31 and February 28,
    respectively)                                    565,497     593,605
  Inventories (Note 4)                               698,348     796,696
  Prepaid expenses and other current assets           88,738      97,093
                                                   ---------   ---------
             Total current assets                  1,501,212   1,490,626
Equipment, furnishings and leasehold
  improvements (less accumulated depreciation
  of $511,007 and $508,928 at May 31 and
  February 28, respectively)                        186,383      209,675
Intangible assets, net:
  Patents and patents pending (Note 1)               24,277       25,640
  Deferred financing fees                            23,683       25,459
             Total intangible assets                 47,960       51,099
Net assets of discontinued operations (Note 3)         -         452,462
Net investment in affiliate                           8,051        8,068
Other assets                                          7,417          100
                                                 ----------   ----------
TOTAL ASSETS                                     $1,751,023   $2,212,030
                                                 ==========   ==========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                 $610,755     $841,267
  Accrued expenses                                  356,945      369,386
  Revolving Line of Credit                          350,000      350,000
  Short term loans-related parties (Notes 6)        286,084      459,605
  Current maturities of long term debt               22,138       21,777
  Current maturities of subordinated
     mezzanine debt (Note 7)                        188,896       76,390
                                                  ---------    ---------
           Total current liabilities              1,814,818    2,118,425

Subordinated mezzanine debt                         529,109      411,547
Long term debt, less current maturities              37,629       43,311
Subordinated convertible loans                      150,000      150,000
Estimated future costs of discontinued
   operations (Note 3)                              500,126         -
                                                  ---------     --------
           Total liabilities                      3,031,682    2,723,283
Commitments and Contingencies                          -            -
Put Warrants (Note 7)                               174,778       94,111

Stockholders' Equity
  Common  stock, $.01 par value;
    25,000,000 shares authorized,
    9,092,354 shares issued and outstanding
    at May 31 and February 28, respectively          90,924      90,924
  Additional paid-in capital                      6,007,037   6,007,037
  Accumulated deficit                            (7,553,398) (6,703,325)
                                                 ----------  ----------
           Total stockholders' deficiency        (1,455,437)   (605,364)
                                                 ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $1,751,023  $2,212,030
                                                 ==========  ==========
                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended May 31,
                                                    Unaudited
                                                   2001        2000

Net Sales                                       $704,285     $967,005
Cost of Goods Sold                               320,180      432,987
                                                --------     --------
     Gross Profit                                384,105      534,018

Operating Expenses
  Research and product development costs          85,536      104,283
  Marketing and selling expenses                 178,144      201,107
  General and administrative costs               137,359      116,315
                                                 -------      -------
     Total Operating Expenses                    401,039      421,705
                                                 -------      -------
Operating (Loss) Income                          (16,934)     112,313

Interest Expense                                 (43,429)    (116,424)
Loss from Affiliate                               (9,858)     (34,004)
Interest and Other Income                          1,472        1,607
                                                 -------      -------
Loss from Continuing Operations
        Before Income Taxes                      (68,749)     (36,508)

Income Tax Expense                                     0            0
                                                 --------     -------
Loss from continuing operations                  (68,749)     (36,508)

Loss from discontinued operations               (781,324)    (227,221)
                                                 -------      -------
Net Loss                                       $(850,073)   $(263,729)
                                               =========    =========

Basic and Diluted Loss Per Share
     Loss from continuing operations              $(0.01)   $(0.00)
     Loss from discontinued operations            $(0.08)   $(0.03)
                                                  ------    ------
        Net loss                                  $(0.09)   $(0.03)
                                                  ======    ======
Weighted Average Shares - Basic and Diluted    9,092,354  8,953,156

                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Three Months Ended May 31,
                                                               Unaudited
                                                        2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                     $(68,749)       $(36,508)

  Adjustments to  reconcile
  net loss to net cash  provided
  by (used in)operating activities:
     Loss from discontinued operations               (172,889)       (227,221)
     Write-down of impaired assets of discontinued
        operations                                   (608,435)           -
     Non-cash charge for issuance of warrants               0          75,831
     Imputed interest expense on subordinated
        mezzanine debt                                 10,735           5,436
     Loss on equity investment                         (8,052)          1,394
     Depreciation and amortization                     20,278          16,656
     Provision for doubtful accounts                  (86,812)          3,000
     (Increase) decrease in:
        Accounts receivable                           114,920          86,806
        Inventories                                    98,348           4,376
        Prepaid expenses and other current assets       9,107          (4,831)
     Increase (decrease) in:
        Accounts payable and accrued expenses        (242,952)        (41,044)
                                                     --------        --------
  Net Cash Used In Continuing Operations             (934,501)       (116,105)
  Net Cash Provided By Discontinued Operations      1,042,668         447,160
                                                    ---------         -------
  Net Cash Provided By Operating Activities           108,167         331,055
                                                      -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Sale (Purchase) of equipment and furnishings          6,153         (73,796)
      Net Cash Provided By (Used In)                    -----         -------
           Investing Activities                         6,153         (73,796)
                                                        -----         -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                    0          15,693
  Proceeds from bank loan for production
     equipment                                              0          45,359
  Proceeds from subordinated mezzanine debt           300,000               0
  Proceeds from exercise of warrants                        0          55,692
  Proceeds from stock options                               0           1,602
  Repayments of short term borrowings                (173,521)       (126,000)
  Repayments of subordinated mezzanine debt                 0        (100,000)
  Repayments of note payable and equipment loans       (5,322)         (2,671)
                                                     --------         -------
  Net Cash Provided By(Used In) Continuing
    Operations                                        121,157        (110,325)
  Net Cash Used In Discontinued Operations            (90,080)        (75,889
                                                      -------        --------
  Net Cash Provided By (Used In) Financing Activities  31,077        (186,214)
                                                      -------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS             145,397          71,045

CASH AND CASH EQUIVALENTS
        Beginning of period                             3,232           6,131
                                                     --------         -------
        End of period                                $148,629         $77,176
                                                     ========         =======
SUPPLEMENTAL DISCLOSURE:
        Interest paid                               $  43,197       $  40,554
                                                    =========       =========
                See notes to consolidated financial statements.

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

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations overseventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $87,409 and $86,056 at May 31, 2001 and February 28, 2001, respectively.

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

Summary operating results of the discontinued operations for each fiscal quarter are as follows:


                                                    May 31,        May 31,
                                                     2001           2000
        Revenues                                 $891,665        $1,006,028
        Expenses                                1,672,989         1,233,249
                                                ---------        ----------
        Loss from discontinued operations       $(781,324)        $(227,221)
                                                =========         =========

The Company wrote off goodwill in the amount of $477,377 during the three month period ended May 31, 2001. This goodwill is related to the acquisition of its discontinued operations and was deemed to be impaired as the Company estimated that it would not likely realize positive future cash flows from the residual assets and uncompleted orders of this business. Additionally the Company reserved $131,058 against inventory of the discontinued operations due to net realizable value. The Company does not expect that there will be any additional estimated future costs of discontinuance for the orderly liquidation of the disposed assets and liabilities.

A summary of the net assets of the  discontinued  operations is as follows:

                                                 May 31,         February 28,
                                                  2001              2001
Assets
   Cash                                          $22,328               $183
   Accounts Receivable, net                      262,859            551,028
   Inventory, net                                133,382            631,970
   Prepaid Expenses                               10,851                783
                                                 -------          ---------
           Total current assets                  429,420          1,183,963
Goodwill                                          10,000            487,377
Equipment and furnishings, net                    81,388             87,935
                                                --------         ----------
           Total assets                         $520,808         $1,759,276
                                                ========         ==========
Liabilities
   Current Liabilities
   Notes payable                                $156,595           $238,917
   Accounts payable                              514,599            603,146
   Accrued expenses                              247,386            239,200
   Customer deposits                              67,500            182,940
                                                --------           --------
            Total current liabilities            986,081          1,326,524
Long term debt                                    34,853             42,611
                                                --------          ---------
            Total liabilities                  1,020,934          1,306,814
                                               ---------          ---------
Net (liabilities) assets                       $(500,126)          $452,462
                                               =========           ========


NOTE 4:  INVENTORIES

Inventories at May 31, 2001 are comprised of:

Finished goods                          $224,284
Work in process                          92,232
Consignment                               9,037
Raw materials and subassemblies         587,076
                                        -------
        Total                           912,629
Less: Allowance                        (214,281)
                                       --------
        Net inventories                $698,348
                                       ========
NOTE 5:  LONG-TERM EQUITY INVESTMENT - NET
The Company has a 49% ownership interest in PNR America, LLC, a Delaware limited liability company. During the three month period ended May 31, 2001, PNR America incurred a loss of $20,119 and the Company recorded its share of this loss in the amount of $9,858. The Company is currently negotiating the sale of its share of equity and the resolution of expenditure items that were spent on behalf of PNR America. Shared rent, utilities and other minimal costs are being recorded on the Company's books pending final resolution of negotiations.

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

Liquidity and Capital Resources

The Company's working capital deficiency decreased $314,193 from a working capital deficiency of $627,799 at February 28, 2001 to $313,606 at May 31, 2001. The decrease in working capital deficiency was a result of an increases in cash of $145,000 and short term mezzanine debt of $113,000, decreases in accounts receivable of $98,000 that was offset by decreases in related party loans of $146,000 and accounts payable and accrued expenses of $270,000. The stockholders' deficiency increased $850,073 from $605,364 at February 28, 2001 to $1,455,437 at May 31, 2001. The decrease in stockholders' equity was the result of the loss of $850,073 for the three months ended May 31, 2001.

Accounts receivable at May 31, 2001 decreased 114,920 or 16% from February 28, 2001 due to sales levels in that were 27% lower in the three months ended May 31, 2001 as compared to the three months ended February 28, 2001. The allowance for doubtful accounts was reduced $82,097 from February 28, 2001 due to collection of one foreign customer whose payment was remitted during June of this fiscal year.

Inventory decreased $94,348 or 12% as the result of reduced purchasing in the three months ended May 31, 2001. This reduction was based upon the order level for the Company's principal product, solder flux application products ("fluxers") during the three months ended May 31, 2001. This reduction in the sale of fluxers was due to the slowdown in the manufacture of printed circuit boards.

Accounts payable decreased $230,512 as compared to February 28,2001 due to the reduced purchasing activity noted above and payments made to vendors during the three months ended May 31, 2001.

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

Due to the consolidated Company losses incurred during Fiscal Years 2001, 2000 and 1999, the Company was required to borrow on a short term basis from officers and directors of the Company. During the three month period ended May 31, 2001 $173,521 plus interest was repaid. As of May 31, 2001, the balance owed the officers and directors was $286,084 plus accrued interest of $39,568.

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

General and administrative costs increased $21,044 to $137,359 for the three months ended May 31, 2001 from $116,315 for the three months ended May 31, 2000. The increase was primarily attributable to increased personnel costs of $4,000 which resulted from the hiring of a new CEO in May 2001, increased travel expense of $7,000 due to final trip reports submitted by the prior CEO, increased banks and credit card fees of $4,000 which resulted from late fees and interest on Company and individual credit cards used for Company purchases offset by reduced consulting expense of $5,000.

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

Dated: October 9, 2001


SONO-TEK CORPORATION
       (Registrant)
     /s/ Christopher L. Coccio
By: ____________________________________
Christopher L. Coccio
Chief Executive Officer and President