Form 10QSB
period 2001-11-30
SONO TEK CORP
filed 2002-01-11
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2001

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Outstanding as of
         Class                                                  January 9, 2002

Common Stock, par value $.01 per share                               9,105,422

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                            Page


Item 1 - Consolidated Financial Statements:                                1 - 3


Consolidated Balance Sheets - November 30, 2001 (Unaudited) and
    February 28, 2001                                                       1


Consolidated Statements of Operations - Nine Months and Three Months Ended
    November 30, 2001 and 2000 (Unaudited)                                  2


Consolidated Statements of Cash Flows - Nine Months and Three Months Ended
    November 30, 2001 and 2000 (Unaudited)                                  3


Notes to Consolidated Financial Statements                                4 - 10


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     11 - 16

Item 3 - Quantitative and Qualitative Disclosure About Market Risk         16

Part II - Other Information                                              16 - 17

Signatures                                                                 18

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                     November 30,   February 28,
                                                         2001           2001
Current Assets                                        Unaudited     __Audited_
     Cash and cash equivalents                        $ 358,409    $    3,232
     Accounts receivable
     (less allowance of $37,234 and $116,581
     at November 30 and February 28, respectively)      521,574       593,605
     Inventories (Note 4)                               658,745       796,696
     Prepaid expenses and other current assets           52,231        97,093
                                                      ---------     ---------
                  Total current assets                1,590,959     1,490,626
                                                      ---------     ---------
Equipment, furnishings and leasehold improvements
     (less accumulated depreciation
     of $559,016 and $508,928 at November 30
     and February 28, respectively)                     156,824       209,675
Intangible assets, net:
     Patents and patents pending (Note 1)                21,550        25,640
     Deferred financing fees                             20,131        25,459
                                                       --------     ---------
                  Total intangible assets                41,681        51,099
Net assets of discontinued operations (Note 3)             -          452,462
Net investment in affiliate                                -            8,068
Other assets                                              6,667           100
                                                       --------      --------
TOTAL ASSETS                                         $1,796,131    $2,212,030
                                                     ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                 $275,811       $841,267
     Accrued expenses                                  362,711        369,386
     Revolving Line of Credit                          344,000        350,000
     Short term loans-related parties (Notes 6)        286,084        459,605
     Current maturities of long term debt               22,999         21,777
     Current maturities of subordinated
        convertible loans                               60,000           -
     Current maturities of subordinated
        mezzanine debt (Note 7)                         47,224         76,390
                                                     ---------     ----------
                  Total current liabilities          1,398,829      2,118,425
Subordinated mezzanine debt                            694,628        411,547
Long term debt, less current maturities                 25,768         43,311
Subordinated convertible loans                          90,000        150,000
Other long-term liabilities                             69,076           -
Estimated future costs of discontinued
    operations (Note 3)                                244,255           -
                                                    ----------      ---------
Total liabilities                                    2,522,556      2,723,283
                                                     ---------      ---------
Commitments and Contingencies                             -              -
Put Warrants (Note 7)                                  188,223         94,111

Stockholders' Equity
     Common stock, $.01 par value;  25,000,000
     shares authorized,  9,105,422 and
     9,092,354 shares issued and outstanding at
     November 30 and February 28, respectively          91,055         90,924
     Additional paid-in capital                      6,011,578      6,007,037
     Accumulated deficit                            (7,017,281)    (6,703,325)
                                                   -----------    -----------
     Total stockholders' deficiency                   (914,648      (605,364)
                                                   -----------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $1,796,131     $2,212,030

See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                   Nine Months Ended        Three Months Ended
                                      November 30,              November 30,
                                       Unaudited                 Unaudited
                                      2001      2000         2001        2000
                                 -----------------------  ----------------------
Net Sales                         $2,700,783  $3,361,438  $1,026,452 $1,190,617
Cost of Goods Sold                   987,538   1,428,872     314,959    440,253
                                  ----------  ---------   ----------   ---------
Gross Profit                       1,713,245   1,932,566     711,493    750,364
                                   ---------   ---------     -------   ---------

Operating Expenses
Research and product
  development costs                 280,920      230,564      95,468     55,189
Marketing and selling expenses      484,286      646,759     155,461    240,546
General and administrative costs    448,032      406,498     155,660    145,778
                                  ---------   ----------     -------    --------

Total Operating Expenses          1,213,238    1,283,821     406,589    441,513
                                  ---------    ---------     -------   ---------

Operating Income                    500,007      567,475     304,904    227,581

Interest Expense                   (178,182)    (197,248)    (63,161)   (41,913)
Loss from Affiliate                  (9,858)     (70,585)       -       (18,558)
Interest and Other Income             5,693        8,419       2,716      3,810
                                  ---------    ----------   --------- ----------

Income from Continuing Operations
   Before Income Taxes              317,660      389,331     244,459    252,190

Income Tax Expense                        0            0           0          0
                                   --------    ---------     --------   --------

Income from Continuing Operations   317,660      389,331      244,459   252,190

(Loss) Income from
   Discontinued Operations         (631,616)    (504,146)     237,614  (188,168)
                                  ---------     --------      -------  ---------

Net (Loss) Income                 $(313,956)   $(114,815)    $482,073   $64,022
                                  =========   ==========     ========   =======


Basic (Loss) Earnings Per Share
Earnings from continuing operations  $ 0.03       $ 0.04       $0.03      $0.03
(Loss) Earnings from discontinued
    operations                        (0.06)       (0.05)       0.02      (0.02)
                                     ------      -------        ----     ------
Net (Loss) Earnings                  $(0.03)      $(0.01)      $0.05      $0.01
                                    =======      =======       =====      =====

Diluted (Loss) Earnings Per Share
Earnings from continuing operations  $ 0.03       $ 0.04       $0.03      $0.03
(Loss) Earnings from discontinued
    operations                        (0.06)       (0.05)       0.02      (0.02)
                                    -------      -------      ------     ------
Net (Loss) Earnings                  $(0.03)      $(0.01)      $0.05      $0.01
                                    =======      =======       =====      =====

Weighted Average Shares - Basic   9,093,494    8,984,787   9,095,801  9,047,025
                                  =========    =========   =========  =========

Weighted Average Shares - Diluted 9,950,087   10,739,539   9,207,228 10,573,508
                                  =========   ==========   ========= ==========

See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Nine Months Ended November 30,
                                                           Unaudited
                                                        2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                           $(313,956)     $(114,815)

Adjustments  to  reconcile  net  income  to net
   cash  provided  by (used in)
       operating activities:
          Non-cash charge for issuance of warrants        1,797          75,831
          Imputed interest expense on subordinated
                 mezzanine debt                          48,027          16,308
          Loss on equity investment                           0           2,624
          Depreciation and amortization                  59,505          53,548
          Provision for doubtful accounts               (79,347)        (11,000)
          Decrease (Increase) in:
              Accounts receivable                       151,378         (15,474)
              Inventories                               137,951        (118,976)
              Prepaid expenses and other current assets  44,862         (11,743)
              Other assets                                1,501             102
          (Decrease) Increase in:
              Accounts payable and accrued expenses    (503,054)        302,292
                                                       ---------       ---------
Net Cash (Used In) Provided by Continuing Operations   (451,336)        178,697
Net Cash Provided By (Used In) Discontinued Operations  927,876        (140,515)
                                                        -------      -----------
       Net Cash Provided By Operating Activities        476,540          38,182
                                                        -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
   Sale (Purchase) of equipment and furnishings           2,763        (121,575)
                                                        -------        ---------
Net Cash Provided By (Used In) Investing Activities       2,763        (121,575)
                                                        -------       ----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                     0          15,693
   Proceeds from bank loan for production equipment           0          40,823
   Proceeds from short term loans - related parties           0         204,000
   Proceeds from subordinated mezzanine debt            300,000               0
   Issuance of shares                                     2,875         137,500
   Proceeds from exercise of warrants                         0          55,692
   Proceeds from stock options                                0           1,601
   Repayments of short term loans - related parties    (173,521)       (241,000)
   Repayments of note payable and equipment loans       (22,321)         (8,105)
                                                      ---------       ----------
Net Cash Provided By Continuing Operations              107,033         206,205
Net Cash (Used In) Discontinued Operations             (231,159)        (87,145)
                                                     ----------        ---------
Net Cash (Used In) Provided By Financing Activities    (124,126)        119,059
                                                     ----------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS              355,177           35,666

CASH AND CASH EQUIVALENTS
   Beginning of period                                   3,232            6,131
                                                    ----------      ------------
   End of period                                      $358,409        $   41,797
                                                      ========        ==========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                       $88,973       $   34,859
                                                       =======        ==========
See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
          Nine Months and Three Months Ended November 30, 2001 and 2000




NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), which the Company acquired on August 3, 1999 (the "Acquisition"). On April 23, 2001, the Company adopted a plan to discontinue the operations of the cleaning and drying systems segment, which includes SCS and the Serec product line. These operations were discontinued and were classified as discontinued operations. All significant intercompany accounts and transactions are eliminated in consolidation.

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

The financial information reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products, which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $90,146 and $86,056 at November 30, 2001 and February 28, 2001, respectively.

Reclassifications - Certain February 28, 2001 balances have been reclassified to conform to the current period presentation.






NOTE 2:  FINANCIAL CONSIDERATIONS AND MANAGEMENT'S PLANS

The Company incurred losses on a consolidated basis in Fiscal Year 2000 and 2001. These losses were principally due to its wholly owned subsidiary, SCS. These losses led to an increase in the Company's debt and negative cash flow. During Fiscal Year 2001, the Company increased it's borrowing from a bank, an investment banker, and officers and directors of the Company. At February 28, 2001, the Company was late on its payments to various vendors and in default on its subordinated mezzanine debt with Norwood Venture Corp. ("Norwood") for failure to make interest payments when due. The Company subsequently paid the interest and the default was cured. In addition, during the first two quarters of Fiscal Year 2001, SCS was in default on a bank note for failure to make interest and principal payments when due. This default was cured in July 2001 when SCS brought all its payments up to date.

During Fiscal Year 2001, the Company received additional cash from the sale of common stock and the exercise of warrants. These influxes of cash were not able to provide the Company with adequate amounts to pay its debts. The Company continued to have difficulty paying vendors and purchasing necessary raw materials.

During the nine months ended November 30, 2001, the Company took actions to limit its losses and reduce negative cash flow. The spraying systems segment was downsized to reflect the decline in market demand, and the sales force was refocused to increase nozzle sales instead of fluxer sales. The cleaning and drying segment, composed of SCS and Serec, terminated production of their products. By decreasing operating costs and terminating thirty-two employees, the Company achieved positive cash flow beginning in the second quarter of Fiscal Year 2002. Although there can be no assurances, it is anticipated that continued cash flow improvements will be sufficient to cover current operating costs, and will permit partial payments to vendors and payment of the required principal payments on all debt. During the first quarter of Fiscal Year 2002, the Company received additional financing from Norwood, directors, an officer and an affiliate of the Company. During the third quarter of Fiscal Year 2002, the Company restructured the payment terms of its debt with Norwood by deferring principal payments for a period of one year.

The Company's wholly owned subsidiary has been negotiating with its vendors and other creditors to repay its past due obligations. During the quarter ended November 30, 2001, settlement agreements were reached with 22 creditors of the discontinued operation, which reduced a gross amount of $362,043 of obligations due to $110,885. Such amounts were paid and the obligations were satisfied.

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

The accompanying statements of operations have been reclassified so that the results for the cleaning and drying systems segment are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the November 30, 2001 and February 28, 2001 balance sheets as "net assets of discontinued operations" and "estimated future costs of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

Summary operating results of the discontinued operations for each of the periods presented are as follows:
                          Nine Months    Nine Months  Three Months  Three Months
                         Nov. 30, 2001 Nov. 30, 2000 Nov. 30, 2001 Nov. 30, 2000

Revenues                   $1,229,665   $2,913,466      $188,246     $  790,303
Expenses                    1,864,281    3,417,612       (49,368)       978,471
                            ---------    ---------      --------        -------
(Loss) Income from
 discontinued operations   $(631,616)   $ (504,146)     $237,614      $(188,168)
                          ===========  ===========      ========     ==========

The Company wrote off goodwill in the amount of $477,377 during the nine month period ended November 30, 2001. This goodwill is related to the acquisition of its discontinued operations and was deemed to be impaired as the Company estimated that it would not likely realize positive future cash flows from the residual assets and uncompleted orders of this business. Additionally, the Company wrote off impaired accounts receivable of $30,000, impaired inventory of $81,057, impaired fixed assets of $70,511 and provided reserves for future rent and utility costs of $27,430. Expenses are negative ($49,368) for the three months ended November 30, 2001 due to settlements with creditors in the amount of $251,158 which offset expenses of $201,791. The Company does not expect that there will be any additional estimated future costs of discontinuance for the orderly liquidation of the disposed assets and liabilities.





A summary of the net assets of the discontinued operations is as follows:
                                          November 30,              February 28,
                                               2001                     2001
Assets
       Cash                                   $19,829             $         183
       Accounts Receivable, net                30,068                   551,028
       Inventory, net                               0                   631,970
       Prepaid Expenses                           655                       783
                                         ------------           ---------------
              Total current assets             49,897                 1,183,964
Goodwill                                            0                   487,377
Equipment and furnishings, net                  4,006                    87,935
                                          -----------             -------------
              Total assets                    $54,558                $1,759,276
                                              -------                ----------

Liabilities
  Current Liabilities
       Notes payable - bank                  $ 50,369                  $238,917
       Accounts payable                       110,924                   603,146
       Accrued expenses                       134,700                   239,200
       Customer deposits                        2,820                   182,940
                                            ---------               -----------
  Total current liabilities                   298,813                 1,264,203
Long term debt                                      0                    42,611
                                             --------               -----------
    Total liabilities                         298,813                 1,306,814
                                              -------                 ---------

Net (liabilities) assets                    $(244,255)                 $452,462
                                            ==========                 ========

NOTE 4:  INVENTORIES

Inventories at November 30, 2001 are comprised of:
         Finished goods                                        $260,350
         Work in process                                         43,143
         Consignment                                              9,251
         Raw materials and subassemblies                        550,901
                                                              ---------
                           Total                                863,645
         Less: Allowance                                       (204,900)
                                                               --------
                  Net inventories                              $658,745
                                                               ========

NOTE 5:  LONG-TERM EQUITY INVESTMENT - NET

The Company had a 49% ownership interest in PNR America, LLC, a Delaware limited liability company. During the six month period ended August 31, 2001, PNR America incurred a loss of $20,119 and the Company recorded its share of this loss in the amount of $9,858. The Company sold its equity in PNR America during the three months ended August 31, 2001 for the book value of such interest.

NOTE 6:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - From time to time the Company has required short term loans to meet its cash requirements. All of these loans have been provided by officers and directors of the Company, at the fixed rate of prime plus 2% at the date of the loans (9.75% to 11.50% at November 30, 2001). Accrued interest on these short term loans was $55,093 and $37,075 at November 30, 2001 and February 28, 2001, respectively. Interest expense for the six and three months ended August 31, 2001 was $13,090 and $6,915, respectively.

On April 30, 2001, in order to induce the advance of the additional $300,000 by Norwood, certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional subordinated mezzanine financing (see Note 7).

On September 14, 2001 the Company sold the intellectual property of Serec Corporation, consisting of patents, trademarks and drawings, for $35,000 to an officer of the Company and another individual. The intellectual property had been purchased during fiscal year 2001 for $100,000 plus closing costs. At February 28, 2001 these assets were written down to $10,000 due to impairment. The gain realized on disposition will be included in discontinued operations.

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

On October 24, 2001, the Company and Norwood amended their agreement by changing the repayment commencement date to October 31, 2002 with final payment on September 30, 2005. Additionally, the exercise price of certain of the Warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the Warrants of $13,445, which is accounted as a discount and is being imputed as additional interest expense over the term of the loan.

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

The computation of basic and diluted earnings (loss) per share are set forth on the following table:

                                        Nine Months Ended    Three Months Ended
                                           November, 30        November 30,
                                          2001       2000         2001     2000
                                          ----       ----         ----     ----
Numerator-
Numerator for basic and diluted
   Earnings (loss) per share          $(313,956)  $(178,837)   $482,073  $64,022
                                      ==========  ==========   ========  =======

Denominator:
Denominator for basic earnings
   (loss)per share - weighted
    average shares                   9,093,494   8,984,787  9,095,801  9,047,025
Effects of dilutive securities:
   Stock warrant                       856,593   1,754,752    111,427  1,526,483
   Stock options for employees,
   directors, and outside
   consultants                              0*          0*        0**       0**
                                     --------- -----------  ----------  --------

Denominator for diluted earnings
  (loss) per share                   9,950,087 10,739,539   9,207,228 10,573,508
                                     ========= ==========   ========= ==========

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

Under the assumption that stock options and warrants were not antidilutive as described in * and **, the denominator for Diluted LPS/EPS would be 11,582,824 and 11,234,771 weighted average shares for the nine months ended November 30, 2001 and 2000, and 10,839,965 and 10,987,648 weighted average shares for the three months ended November 30, 2001 and 2000 respectively.

NOTE 9:  NEW ACCOUNTING DEVELOPMENTS

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on theCompany's financial position, results of operations and cash flows.

                              SONO-TEK CORPORATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Overview

The Company has experienced a turn-around during the six-month period ended November 30, 2001. The six-month period was preceded with top management changes. Sales of the Company's original products, ultrasonic nozzles and systems, and products for the coating of medical devices and for the national defense led the return to profitability. Orders for the Company' mainstay, the Sono-fluxer, which is used for coating printed circuit boards for the electronics industry were affected by the slowdown of orders. Nevertheless the diversification of products has allowed the Company to weather the downturn in the consumer electronics markets.

 For the first time in several years Sono-Tek has brought new products to the marketplace; the Microflux XL selective fluxing system, which is a computer controlled fluxing machine for "flip-chip" applications was completed during the third quarter and is now being "Beta-site" tested at one of the Company's customer locations. The Microflux XL and the new Sonoflux XL, 24inch wide circuit board fluxer will be shown at the APEX Show in California this month. Also introduced, was the "Thin-Sonic" chemical vapor deposition machine for the plating of very thin MOCVD polymer coatings on either substrates or medical devices.

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

-     The Company's ability to restructure its debt;

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

Liquidity and Capital Resources

The Company's working capital deficiency improved $819,929 from a working capital deficiency of $627,799 at February 28, 2001 to working capital of $192,130 at November 30, 2001. The increase in working capital was principally the result of an increase in cash of $355,000, reductions in accounts payable and accrued expenses of $572,000, decrease in related party loans of $174,000 and the current maturities of subordinated mezzanine debt of $29,000 offset by decreases in net accounts receivable of $72,000, decrease in inventory of $138,000, decrease in prepaid expenses of $45,000, and an increase in the current maturities of convertible loans of $60,000. The stockholders' deficiency increased $309,284 from $605,364 at February 28, 2001 to $914,648 at November 30, 2001. The decrease in stockholders' equity was the result of the loss of $314,000 for the nine months ended November 30, 2001.

Accounts receivable at November 30, 2001 decreased $72,031 or 21% from February 28, 2001 due to better collection efforts in the nine months ended November 30, 2001. The allowance for doubtful accounts was reduced $79,347 from February 28, 2001 due to collection of one foreign customer whose payment was remitted during the second quarter of this fiscal year.

Inventory decreased $137,951 or 17% as the result of reduced purchasing in the nine months ended November 30, 2001. This reduction was based upon the order level for the Company's principal product, solder flux application products ("fluxers") during the nine months ended November 30, 2001. This reduction in the sale of fluxers was due to the slowdown in the manufacture of printed circuit boards.

Accounts payable decreased $565,000 as compared to February 28, 2001 due to the reduced purchasing activity noted above and payments made to vendors during the nine months ended November 30, 2001.

On April 30, 2001, the Company amended its agreement with Norwood pursuant to which the Company increased its five year loan in the principal amount of $300,000 of which $216,750 was loaned by certain of the Company's directors, an officer and an affiliate of the Company. The terms of the loan require interest payments only through September 2001 followed by monthly payments of $23,612 plus interest through September 30, 2004. The Company was also required to grant a warrant to purchase 733,333 shares of the Company's common stock at an exercise price of $0.10 per share, which can be put to the Company. Such warrants were valued at $80,667, which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan. On October 24, 2001, the Company and Norwood amended their agreement by changing the repayment commencement date to October 31, 2002 with final payment on September 30, 2005. Additionally, the exercise price of certain of the Warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the Warrants of $13,445, which is accounted as a discount and is being imputed as additional interest expense over the term of the loan.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by James Kehoe, former Chief Executive Officer of the Company and is subject to certain priority liens on SCS assets. As of November 30, 2001 the outstanding balance was $344,000.

Due to the consolidated Company losses incurred during Fiscal Years 2001, 2000 and 1999, the Company was required to borrow on a short term basis from officers and directors of the Company. During the three month period ended May 31, 2001 $173,521 plus interest was repaid. As of November 30, 2001, the balance owed the officers and directors was $286,084 plus accrued interest of $55,093.

During the third quarter of Fiscal Year 2002, SCS repaid the balance of its $57,327 loan agreement with Sovereign Bank.

During the first quarter of Fiscal Year 2002, the Company discontinued the production of capital equipment in the cleaning and drying systems segment and began to focus on its original product lines, specifically the sales of ultrasonic nozzles. Although there can be no assurances, management believes that by taking these steps the Company will be able to remain profitable in the remaining quarter of Fiscal Year 2002.

Results of Continuing Operations

The continuing operations of Sono-Tek reflect improved operating margins and the Company has reduced its payroll and operating expenses during the quarter ended May 31, 2001 in order to provide positive cash flow from continuing operations. This was accomplished by downsizing the spraying systems business through layoffs, salary reductions, and cutbacks in employee benefits. The Company reduced additional costs by changing outside professionals and other service providers.

For the nine months ended November 30, 2001, the Company's sales decreased $760,655 to $2,770,783 as compared to $3,461,438 for the nine months ended November 30, 2000. The decrease was a result of a decrease in fluxer sales of $1,074,000 offset by an increase in nozzle sales of $270,000 and MCS nozzle spraying systems and other sales of $144,000. The sales decrease was caused by the slowdown in the consumer electronics markets that uses the company's solder flux-spraying systems. The sales increase of nozzle and other sales was attributable to orders placed by customers in the medical device field and for national defense contracts.

For the three months ended November 30, 2001, the Company's sales decreased $164,165 to $1,026,452 as compared to $1,190,617 for the three months ended November 30, 2000. The decrease was a result of a decrease in fluxer sales of $233,000 offset by an increase in nozzle sales of $14,000 and MCS and other sales of $55,000. The sales decrease was caused by the slowdown in the consumer electronics markets that uses the company's solder flux-spraying systems.

The Company's gross profit decreased $219,321 to $1,713,245 for the nine months ended November 30, 2001 from $1,932,566 for the nine months ended November 30, 2000. The decrease was primarily a result of decreased sales of the Company's products that were offset by the related material costs and labor. The change in the mix of the company's products sold improved the gross margin percentage from 57% for the nine months ended November 30, 2000 to 63% for the nine months ended November 30, 2001.

The Company's gross profit decreased $38,871 to $711,493 for the three months ended November 30, 2001 from $750,364 for the three months ended November 30, 2000. The decrease was primarily a result of decreased sales of the Company's products that were offset by the related material costs and labor. The change in the mix of the company's products sold improved the gross margin percentage from 63% for the three months ended November 30, 2000 to 69% for the three months ended November 30, 2001.

Research and product development costs increased $50,386 to $280,920 for the nine months ended November 30, 2001 from $230,564 for the nine months ended November 30, 2000. The increase was a result of product development costs on the Microfluxer (which is a new product) and continued work on the CVD (chemical vapor deposition) product line.

Research and product development costs increased $40,279 to $95,468 for the three months ended November 30, 2001 from $55,189 for the three months ended November 30, 2000. The increase was a result of product development costs on the Microfluxer (which is a new product) and continued work on the CVD (chemical vapor deposition) product line.

Marketing and selling costs decreased $162,475 to $484,284 for the nine months ended November 30, 2001 from $646,759 for the nine months ended November 30, 2000. The decrease was a result of decreases in marketing and advertising expense of $99,000, sales commissions of $92,000, professional fees of $13,000 and travel expense of $18,000, that were offset by increased personnel costs of $49,000 and facilities costs of $12,000.

Marketing and selling costs decreased $85,085 to $155,461 for the three months ended November 30, 2001 from $240,546 for the three months ended November 30, 2000. The decrease was a result of decreased marketing expenses of $40,000, sales commissions of $59,000, and travel expenses of $14,000, that were offset by increased sales personnel costs of $23,000 and facilities costs of $6,000.

General and administrative costs increased $41,535 to $448,033 for the nine months ended November 30, 2001 from $406,498 for the nine months ended November 30, 2000. The increase was primarily attributable to increased personnel and travel costs of $104,000, increased banks fees of $10,000, increased facility & utility costs of $10,000 and increased bad debt provision of $20,000, increased royalty expense of $6,000, offset by reduced consulting expense of $43,000, reduced professional fees of $48,000, reduced goodwill amortization of $4,000 and reduced corporate expenses of $12,000.

General and administrative costs increased $9,882 to $155,660 for the three months ended November 30, 2001 from $145,778 for the three months ended November 30, 2000. The increase was primarily attributable to increased personnel and travel costs of $62,000, increased bad debt provision of $20,000, increased royalty expense of $9,000, increased other costs of $2,000, offset by reduced consulting expense of $12,000, reduced professional fees of $53,000, reduced goodwill amortization of $4,000, reduced insurance expense of $6,000 and reduced corporate expenses of $8,000.

Interest expense decreased $19,066 to $178,182 for the nine months ended November 30, 2001 from $197,248 for the nine months ended November 30, 2000. The decrease is primarily due to a non-recurring, non-cash charge of $76,000 reflecting the value of warrants issued in the nine months ended November 30, 2000 and reduced bank interest of $26,000, offset by $62,000 of additional interest of the Norwood financing and $21,000 of interest on shareholder loans in the nine months ended November 30, 2001.

Interest expense increased $21,248 to $63,161 for the three months ended November 30, 2001 from $41,913 for the three months ended November 30, 2000. The increase is primarily due to the Norwood financing of $24,000 and shareholder loan interest of $8,000, offset by lower bank interest of $9,000.

The Company's loss from affiliate was eliminated in the three months ended August 31, 2001 with the sale of the Company's interest in this affiliate. During the nine and three month periods ended November 30, 2000, the Company's share of the loss of this affiliate was $70,585 and $18,023, respectively.

The Company's income from continuing operations decreased $71,671 from $389,331 or $0.04 per share for the nine months ended November 30, 2000 to $317,660 or $.03 per share for the nine months ended November 30, 2001.

The Company's income from continuing operations decreased $7,731 from $252,190 or $0.03 per share for the three months ended November 30, 2000 to $244,459 or $.03 per share for the three months ended November 30, 2001.

Results of Discontinued Operations

The Company's loss from discontinued operations increased by $127,470 from a loss of $504,146 for the nine months ended November 30, 2000 to a loss of $631,616 for the nine months ended November 30, 2001. At February 28, 2001 the discontinued operation had residual goodwill of $477,377. This goodwill was based on the residual profits of open contracts at February 28, 2001, the assumed value of the residual spares business, and the value that was assumed could be realized from the sale of the business. During the quarter ended May 31, 2001, one major customer canceled the balance of his order. It was determined that the business could not be sold and the value of the spares business was deemed to be overstated. Accordingly, the goodwill was considered impaired and was written off. The increase in the loss was due to the impairment of goodwill of $477,377, an increase in the raw material inventory reserve $39,246, a reserve of $89,812 for work in process inventory, increase in allowance for bad debts of $30,000 impairment of fixed assets of $70,511 and provision of reserves for future rent and utility costs of $27,430, plus the lack of sales to support the necessary amount of overhead.

The Company's wholly owned subsidiary has been negotiating with its vendors and other creditors to repay its past due obligations. During the quarter ended November 30, 2001, settlement agreements were reached with 22 creditors of the discontinued operation, which reduced a gross amount of $362,043 of obligations due to $110,885. Such amounts were paid and the obligations were satisfied.



                              SONO-TEK CORPORATION
       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 29, 2000, the negative effect on the Company's results of operations would approximate $3,000 and $1,000 for the nine and three months ended November 30, 2001.


                           PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings
                    None

         Item 2.    Changes in Securities and Use of Proceeds.
                    None

         Item 3.    Defaults Upon Senior Securities
                    None

         Item 4.    Submission of Matters to a Vote of Security Holders
                    None

         Item 5.    Other Information
                    None

         Item 6.    Exhibits and Reports on Form 8-K
(a)      Exhibits
(1) Amended Note and Warrant Purchase Agreement dated October 24, 2001 between the Company and Norwood Venture Corp.

(b)      Reports on Form 8K.
                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 10, 2002


                                                 SONO-TEK CORPORATION
                                                  (Registrant)


                                              /s/ Christopher L. Coccio
                                        By: ____________________________________
                                             Christopher L. Coccio
                                           Chief Executive Officer and President


                                            /s/ Duncan Urquhart
                                        By: ____________________________________
                                              Duncan Urquhart
                                               Treasurer























                                    Exhibit 1

October 24, 2001


Sono-Tek Corporation
2012 Route 9W, Building 3
Milton, NY 12547

Attention:  Mr. Christopher L. Coccio, President and Chief Executive Officer

Subject: Note and Warrant Purchase Agreement dated September 29, 1999 ("the Agreement") the 12% Note dated September 30, 1999 (the "Note"), the First Amendment dated December 22, 2000 and the Second Amendment dated April 30, 2001.

Gentlemen:

The Agreement and the Note are hereby amended (the "Third Amendment"), as follows (capitalized terms have the same meaning as in the Agreement).

a. Section 1.1 of the Agreement is modified such that prepayment of the Note shall commence on October 31, 2002, and the scheduled maturity shall be September 30, 2005.

b. Section 1.1 is amended further such that the exercise prices of the 1,100,00 share Warrant dated September 30, 1000 and the 244,444 share Warrant dated July 30, 2001, shall be reduced to $.15 per share. The Company will issue replacement Warrants as soon as possible, but thus amendment is effective on the date hereof.

       c. All other terms and conditions of the Agreement, Note and other Closing Documents remain in full force and effect.


    If this letter correctly states our agreement in all respects, please sign below, fax back a copy, and return one original.

Very truly yours,

/s/ Mark R. Littell,
---------------
President
Norwood Venture Corp.