Form 10QSB/A
period 2001-05-31
SONO TEK CORP
filed 2002-01-17
CIK 806172

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

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Three Months Ended May 31,
                                                                       Unaudited
                                                            2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Loss                                     $(850,073)       $(263,779)

  Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
     Non-cash charge for issuance of warrants               0          75,831
     Imputed interest expense on subordinated
        mezzanine debt                                 10,735           5,436
     Loss on equity investment                         (8,052)          1,394
     Depreciation and amortization                     20,278          16,656
     Provision for doubtful accounts                  (86,812)          3,000
     (Increase) decrease in:
        Accounts receivable                           114,920          86,806
        Inventories                                    98,348           4,376
        Prepaid expenses and other current assets       9,107          (4,831)
     Increase (decrease) in:
        Accounts payable and accrued expenses        (242,952)        (41,044)
                                                     --------        --------
  Net Cash Used In Continuing Operations             (934,501)       (116,105)
  Net Cash Provided By Discontinued Operations      1,042,668         447,160
                                                    ---------         -------
  Net Cash Provided By Operating Activities           108,167         331,055
                                                      -------         -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Sale (Purchase) of equipment and furnishings          6,153         (73,796)
      Net Cash Provided By (Used In)                    -----         -------
           Investing Activities                         6,153         (73,796)
                                                        -----         -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                    0          15,693
  Proceeds from bank loan for production
     equipment                                              0          45,359
  Proceeds from subordinated mezzanine debt           300,000               0
  Proceeds from exercise of warrants                        0          55,692
  Proceeds from stock options                               0           1,602
  Repayments of short term borrowings                (173,521)       (126,000)
  Repayments of subordinated mezzanine debt                 0        (100,000)
  Repayments of note payable and equipment loans       (5,322)         (2,671)
                                                     --------         -------
  Net Cash Provided By(Used In) Continuing
    Operations                                        121,157        (110,325)
  Net Cash Used In Discontinued Operations            (90,080)        (75,889
                                                      -------        --------
  Net Cash Provided By (Used In) Financing Activities  31,077        (186,214)
                                                      -------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS             145,397          71,045

CASH AND CASH EQUIVALENTS
        Beginning of period                             3,232           6,131
                                                     --------         -------
        End of period                                $148,629         $77,176
                                                     ========         =======
SUPPLEMENTAL DISCLOSURE:
        Interest paid                               $  43,197       $  40,554
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

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and refinancing as may be required, and to timely dispose or sell off assets related to its discontinued operating segment.

NOTE 3:  DISCONTINUED OPERATIONS

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

Liquidity and Capital Resources

The continuing operations of Sono-Tek reflect good operating margins and the Company has reduced its payroll and operating expenses during the quarter ended May 31, 2001 in order to provide positive cash flow from continuing operations. This was accomplished by downsizing the spraying systems business through layoffs, salary reductions, and cutbacks in employee benefits. The Company expects to save additional costs by changing outside professionals and other service providers.


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

During the first quarter of Fiscal Year 2002, SCS received a default notice regarding its bank loan. This default was cured in July 2001 when SCS brought all its payments up to date. Due to the limited operations of SCS, the cash generated may not be sufficient to complete the monthly principal and interest payments through January 2002, when the loan matures.

It is anticipated that future cash flows may not allow the Company to repay its current debt and trade creditors in a timely manner. During the first quarter of Fiscal Year 2002, the Company discontinued the production of capital equipment in the cleaning and drying systems segment and began to focus on its original product lines, specifically the sales of ultrasonic nozzles. Although there can be no assurances, management believes that by taking these steps the Company will be able to return to profitability in the remaining quarters of Fiscal Year 2002. Results of Continuing Operations

For the three months ended May 31, 2001, the Company's sales decreased $262,720 to $704,285 as compared to $967,005 for the three months ended May 31, 2000. The decrease was a result of a decrease in fluxer sales of $305,000 offset by an increase in MCS and specials of $35,000.

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

General and administrative costs increased $21,044 to $137,359 for the three months ended May 31, 2001 from $116,315 for the three months ended May 31, 2000. The increase was primarily attributable to increased personnel costs of $4,000 which resulted from the hiring of a new CEO in May 2001, increased travel expense of $7,000 due to final trip reports submitted by the prior CEO, increased banks and credit card fees of $4,000 which resulted from late fees and interest on Company and individual credit cards used for Company purchases offset by reduced consulting expense of $5,000.

Interest expense decreased $72,995 to $43,429 for the three months ended May 31, 2001 from $116,424 for the three months ended May 31, 2000. The decrease is primarily due to a non-recurring, non-cash charge of $64,033 reflecting the value of warrants issued in the quarter ended May 31, 2000.

The Company's net loss before discontinued operations increased $32,241 from a loss of $36,508 or $(0.00) per share for the three months ended May 31, 2000 to a loss of $68,749 or $(0.01) per share for the three months ended May 31, 2001.

Results  of  Discontinued Operations

The Company's loss from discontinued operations increased by $554,103 from a loss of $227,221 for the three months ended May 31, 2000 to a loss of $781,324 for the three months ended May 31, 2001. At February 28, 2001 the discontinued operation had residual goodwill of $477,377. This goodwill was based on the residual profits on the open contracts at February 28, 2001, the assumed value of the residual spares business, and the value that was assumed could be realized from the sale of the business. During the quarter ended May 31, 2001, one major customer canceled the balance of his order, it was determined that the business could not be sold and the value of the spares business was deemed to be overstated. Accordingly, the goodwill was considered impaired and was written off. The increase in the loss was due to theimpairment of goodwill of $477,377, an increase in the inventory raw material obsolescence reserve of $39,246, a reserve of $89,812 for work in process inventory, plusthe lack of sales to support the necessary amount of overhead.

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

Dated: January 17, 2002


SONO-TEK CORPORATION
       (Registrant)
     /s/ Christopher L. Coccio
By: ____________________________________
Christopher L. Coccio
Chief Executive Officer and President