Form 10QSB/A
period 2001-08-31
SONO TEK CORP
filed 2002-01-22
CIK 806172

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

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                      Page


Item 1-Consolidated Financial Statements:

Consolidated Balance Sheets - August 31, 2001 (Unaudited) and
February 28, 2001                                                         1


Consolidated Statements of Operations - Six Months and
Three Months Ended August 31, 2001 and 2000 (Unaudited)                   2


Consolidated Statements of Cash Flows - Six Months and
Three Months Ended August 31, 2001 and 2000 (Unaudited)                   3


Notes to Consolidated Financial Statements                            4 - 10


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  11 - 15

Item 3 - Quantitative and Qualitative Disclosure About Market Risk         15

Part II - Other Information                                                16

Signatures                                                                 17

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
                                    =========   =========  ========= ==========

       See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended August  31,
                                                           Unaudited
                                                     2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                       $(796,029)       $(178,837)

    Adjustments  to  reconcile  net  income  to net Cash  provided  by (used in)
       operating activities:
          Non-cash charge for issuance of warrants     1,797              75,831
          Imputed interest expense on
            subordinated mezzanine debt               28,336              10,872
          Loss on equity investment                        0              19,310
          Depreciation and amortization                8,357              33,896
          Provision for doubtful accounts            (82,097)              6,000
          Decrease (Increase) in:
              Accounts receivable                    148,936             142,091
              Inventories                           143,935             (29,006)
              Prepaid expenses and other
                 current assets                      15,787             (43,135)
          (Increase) Decrease in:
              Accounts payable and accrued
                 expenses                          (392,216)             263,899
                                                  ---------           ---------
       Net Cash (Used In) Provided by
         Continuing Operations                     (923,194)             300,921
       Net Cash Provided By (Used In)
         Discontinued Operations                  1,096,568             (51,982)
                                                 ---------           ----------
    Net Cash Provided By Operating Activities       173,374             248,939
                                                 ----------            --------


CASH FLOW FROM INVESTING ACTIVITIES:
   Sale (Purchase) of equipment and furnishings      34,092             (98,323)
                                                 ---------             --------
Net Cash Provided By (Used In)
     Investing Activities                            34,092             (98,323)
                                                 ---------            ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank loan for
      production equipment                                0               58,784
   Proceeds from short term loans
      - related parties                                   0              135,000
   Proceeds from subordinated mezzanine debt        300,000                    0
   Proceeds from exercise of warrants                     0               55,692
   Proceeds from stock options                            0                1,602
   Repayments of short term loans
     - related parties                             (173,521)           (226,000)
   Repayments of note payable and equipment loans   (16,758)             (5,349)
                                                 ----------           ---------
       Net Cash Provided By Continuing Operations   109,721               19,729
       Net Cash Used In Discontinued Operations    (165,069)            (87,145)
                                                 ----------           ---------
       Net Cash Used In Financing Activities        (55,348)            (67,416)
                                                 ----------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS           152,118               83,200
   CASH AND CASH EQUIVALENTS
   Beginning of period                                3,232                6,131
                                                   --------          ----------
   End of period                                    $155,350          $   89,331
                                                   ========          ==========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                     $88,973          $   36,019
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


NOTE 9:  EARNINGS PER SHARE

Basic earnings per share ("EPS") and loss per share ("LPS") are computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS and LPS reflect the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS and LPS calculations under the treasury stock method.

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

It is anticipated that future cash flows may not allow the Company to repay its current debt and trade creditors in a timely manner. During the first quarter of Fiscal Year 2002, the Company discontinued the production of capital equipment in the cleaning and drying systems segment and began to focus on its original product lines, specifically the sales of ultrasonic nozzles. Although there can be no assurances, management believes that by taking these steps the Company will be able to return to profitability in the remaining quarters of Fiscal Year 2002.

Results of Continuing Operations

The continuing operations of Sono-Tek reflect good operating margins and the Company has reduced its payroll and operating expenses during the quarters ended May 31, 2001 and August 31, 2001 in order to provide positive cash flow from continuing operations. This was accomplished by downsizing the spraying systems business through layoffs, salary reductions, and cutbacks in employee benefits. The Company expects to save additional costs by changing outside professionals and other service providers.

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

The Company's income from continuing operations decreased $63,941 from $137,141 or $0.02 per share for the three months ended August 31, 2000 to $73,200 or $.01 per share for the three months ended August 31, 2001.

Results of Discontinued Operations

The Company's loss from discontinued operations increased by $553,251 from a loss of $315,978 for the six months ended August 31, 2000 to a loss of $869,229 for the six months ended August 31, 2001. At February 28, 2001 the discontinued operation had residual goodwill of $477,377. This goodwill was based on the residual profits of open contracts at February 28, 2001, the assumed value of residual spares business and the value that was assumed could be realized from the sale of the business. During the quarter ended May 31, 2001, one major customer canceled the balance of his order, it was determined that the business could not be sold and the value of the spares business was deemed to be overstated. accordingly, the goodwill was considered impaired and was written off. The increase in the loss was due to the impairment of goodwill of $477,377, an increase in the inventory reserves $81,000, increase in allowance for bad debts of $30,000 and impairment of fixed assets of $10,000 plus the lack of sales to support the necessary amount of overhead.




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

Dated: January 22, 2002


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