Form 10KSB
period 2002-02-28
SONO TEK CORP
filed 2002-05-28
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of May 20, 2002 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $3,213,704 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $0.43.

         The Registrant had 9,105,422 shares of Common Stock outstanding as of May 20, 2002.

                                     PART I
ITEM 1  BUSINESS

Organization and Business.

Sono-Tek Corporation (the "Company" or "Sono-Tek") was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles.

The Company operates in one business segment, spraying systems. Since inception, the spraying systems business has had periods of sales growth and financial stability, but suffered sales declines and losses when the electronics industry had a downturn. During the past year, the Company has diversified its product offerings to provide coating systems to medical device manufacturers and to provide components for coating systems for surface acoustic wave wafers used in sensors, which are being used in homeland defense systems.

The Company acquired two cleaning and drying systems businesses in Fiscal Year 2000 and incurred losses in both Fiscal Year 2000 and 2001 in these businesses. During the first quarter of Fiscal Year 2002, the Company discontinued these businesses.

Product Development

The Company has core technology and has developed the following new products that could expand its market opportunities:

1. Thinsonic- ultra-thin, computer-controlled precision coating system utilizing licensed and patented technology. Uses a unique system of pulsed liquid delivery through a Sono-Tek ultrasonic nozzle dispensed into a vacuum environment.
2. Medisonic - similar to the Thinsonic except that it is designed to coat with polymer-based chemicals and is specially designed to be used by the medical device manufacturers to coat stents and other implant devices.
3. MicroFlux XL - computer controlled, three dimensional precision spray system with applications in both electronics component assembly and other applications requiring precision spray of costly or environmentally controlled liquids.
4. SonoFlux XL - new spray fluxer product - applies solder flux to circuit boards up to 24 inches wide in a very cost-effective and uniform manner.

Management believes that the Company's long-term growth and stability is linked to the development and release of products that provide total solutions to customer needs across a wide spectrum of industries, while advancing the utility of the Company's core technology. To this end, the Company's resources will be focused on a strategy of growth from within the core ultrasonic spray technology to new segments and customer needs. The Company expended approximately 9.3% of its Fiscal Year 2002 total revenues on new product development.

Manufacturing

The Company purchases circuit board assemblies and sheet metal components from outside suppliers. These materials are available from a wide range of suppliers throughout the world. All raw materials used in the Company's products are readily available from many different domestic suppliers. The Company provides a limited warranty on all of its products covering parts and labor for a period of one year from the date of sale. The Company has a business and quality control system that meets the qualifications of ISO 9001. The Company was ISO 9001 registered in September 1998 and was recertified in September 2000 and January 2002. In addition to the high degree of quality implied by being ISO 9001 registered, the Company expects that such registration will discipline the Company in running its business and will stimulate continuous improvement.

Patents

The Company's business is based in part on the technology covered by eight United States patents held by the Company, three of which have expired with no material effect on the Company. Patent applications, based on the United States applications, covering fundamental aspects of the ultrasonic technology developed by the Company, have been issued in several foreign jurisdictions. The Company's effective patents will expire in December 2007. The Company's patent on its central bolt design, used in current product offerings, expires in July 2004. There can be no assurance that the Company's existing patents will, if challenged, be upheld, or that any such patents will afford the necessary degree of patent protection with respect to the nozzle systems. Furthermore, due to the high cost of maintaining patents in several foreign jurisdictions, the Company decided not to maintain its patent protection in certain countries in which the Company believes the protection is no longer required. There can be no assurance that events will not occur which, as a result of the Company's failure to maintain its patent protection, would have a material adverse effect on the Company's sales in such foreign jurisdictions. In addition, the Company may be unable, for financial or other reasons, to enforce its rights under its patents.

The Company has a patent pending on a process for coating three-dimensional substrates with thin organic films and products, which is the technology used in its Thinsonic and Medisonic CVD products.

The Company also relies on unpatented know-how in the production of its nozzle systems.

Marketing and Distribution

The Company markets and distributes its products through independent sales representatives or sales representative companies, OEMs (original equipment manufacturers) and through an in-house direct sales force. Many of the Company's sales leads are generated from the Company's internet web site and from attendance at major industry trade shows.

Foreign and Export Sales

During Fiscal Years 2002 and 2001, sales to foreign customers accounted for approximately $800,010 and $1,059,000, or 23% and 24%, respectively, of total revenues.

Employees

As of May 20, 2002, the Company had 26 full-time employees and 2 part-time employees. The Company believes that its relationship with its employees is good.

ITEM 2  PROPERTIES

The Company's manufacturing operations are located in a facility in the town of Milton, New York. The Company's current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area. The Company's offices, product development, manufacturing and assembly facilities are located in a building consisting of 13,000 square feet pursuant to a lease that expires on November 30, 2002. The Company plans to renew its current lease.

ITEM 3  LEGAL PROCEEDINGS

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


(a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated as furnished by the NASDAQ OTC System.


FISCAL YEAR ENDED              FEBRUARY 28,                  FEBRUARY 28,
                                  2002                          2001
                           HIGH          LOW             HIGH          LOW
                           ----          ---             ----          ---
First Quarter             $0.56        $0.20          $2.4375       $1.375
Second Quarter             0.28         0.09           1.75          0.9062
Third Quarter              0.32         0.08           1.3125        0.5625
Fourth Quarter             0.54         0.16           1.125         0.3281

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there is no established public trading market for the Company's Common Stock.

(b) As of May 20, 2002, there were 316 record holders of the Company's Common Stock.

(c) The Company has not paid any cash dividends on its Common Stock since its inception, and intends to retain earnings, if any, for use in its business and for other corporate purposes. The Company has entered into debt and equity agreements that restrict the payment of cash dividends.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company experienced a turn-around during the year ended February 28, 2002. During the first quarter, the Company operated at a loss. At the end of the first quarter, the Company discontinued its cleaning and drying systems businesses and took measures to reduce costs in its spraying systems business. Coincident with these actions, the Company made top management changes. Sales of the Company's original products, ultrasonic nozzles and systems, and products for the coating of medical devices and for use in homeland defense systems led the return to profitability. Orders for the Company's mainstay, the SonoFlux 9500, which is used for coating printed circuit boards for the electronics industry, were affected by the slowdown of orders for consumer products. Nevertheless, the diversification of products has allowed the Company to weather the downturn in the consumer electronics markets.

For the first time in several years, Sono-Tek has brought new products to the marketplace; the MicroFlux XL selective fluxing system, a computer controlled fluxing machine for "flip-chip" applications, was completed during the third quarter and has been "Beta-site" tested at one of the Company's customer locations. Also introduced were the "Thinsonic" chemical vapor deposition machine for the plating of very thin coatings on substrates, the "Medisonic" vapor deposition system for the plating of thin coatings of polymers and medications on stents and other medical devices, and the SonoFlux XL an improved 18- to 24-inch wide spray fluxing machine for the spraying of solder flux on printed circuit boards.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Federal Securities Laws. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

-     The Company's ability to respond to competition in its markets;

-     General economic conditions in the Company's markets;

The Company undertakes no obligation to update publicly any forward-looking statement.

Liquidity and Capital Resources

The Company's working capital deficiency improved $1,127,747 from a working capital deficiency of $627,799 at February 28, 2001 to working capital of $499,948 at February 28, 2002. The increase in working capital was principally the result of an increase in cash of $450,000, reductions in accounts payable and accrued expenses of $672,000, and a decrease in the current portion of related-party loans and bank loans of $373,000, offset by decreases in net accounts receivable of $214,000, decrease in inventory of $28,000, decrease in prepaid expenses of $28,000, and an increase in the current maturities of convertible loans and subordinated mezzanine debt of $102,000. The stockholders' deficiency increased $177,190 from $605,364 at February 28, 2001 to $782,554 at February 28, 2002. The decrease in stockholders' equity was the result of the loss of $186,391 for the year ended February 28, 2002. The loss was due to the write-off of the remaining goodwill of the discontinued operation in the first quarter. The Company was profitable in the remaining three quarters of the fiscal year.

Accounts  receivable  at February  28, 2002  decreased  $213,513,  or 36%,  from
February 28, 2001 due to better collection efforts in the nine months ended February 28, 2002. The allowance for doubtful accounts was reduced $91,581 from February 28, 2001, due to collection from one foreign customer whose payment was remitted during the second quarter of this fiscal year.

Inventory decreased $27,985, or 4%, as the result of reduced purchasing in the year ended February 28, 2002. This reduction was based upon the order level for the Company's principal product, solder flux application products ("fluxers"), during the year ended February 28, 2002, partially offset by finished good inventory of new Thinsonic and Medisonic machines on hand at February 28, 2002. This reduction in the sale of fluxers was due to the slowdown in the manufacture of printed circuit boards.

Accounts payable decreased $561,000 as compared to February 28, 2001 due to the reduced purchasing activity noted above and payments made to vendors on current and overdue amounts during the year ended February 28, 2002.

On April 30, 2001, the Company amended its agreement with Norwood Venture Corporation ("Norwood"), pursuant to which the Company increased its five-year loan in the principal amount of $300,000, of which $216,750 was loaned by certain of the Company's directors, an officer and an affiliate of the Company. The terms of the loan require payments of interest only through September 2001 followed by monthly payments of $23,612 plus interest through September 30, 2004. The Company was also required to grant a warrant to purchase 733,333 shares of the Company's common stock at an exercise price of $0.10 per share, which can be put to the Company. Such warrants were valued at $80,667, which is accounted for as a discount and will be imputed as additional interest expense over the term of the loan. On October 24, 2001, the Company and Norwood amended their agreement by changing the repayment commencement date to October 31, 2002 with final payment on September 30, 2005. Additionally, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount and is being imputed as additional interest expense over the term of the loan.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company, and is personally guaranteed by the former Chief Executive Officer of the Company. As of February 28, 2002, the outstanding balance was $344,000.

Due to the consolidated Company losses incurred during Fiscal Years 2001, 2000 and 1999, the Company borrowed on a short-term basis from officers and directors of the Company. At Fiscal Year End 2002, loans from directors, former officers and related parties in the amount of $286,084, plus accrued interest of $62,728, were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes commenced March 31, 2002 on a monthly basis. Earlier during the year, related party loans in the amount of $146,000 were repaid with interest.

During the first quarter of Fiscal Year 2002, the Company discontinued the production of capital equipment in the cleaning and drying systems segment and began to focus on its original product lines, specifically the sales of ultrasonic nozzles. As the result of taking these steps, the Company was able to remain profitable for the remainder of Fiscal Year 2002.

Results of Continuing Operations

The continuing operations of Sono-Tek reflect improved operating margins and the Company reduced its payroll and operating expenses during the quarter ended May 31, 2001 in order to provide positive cash flow from continuing operations. This was accomplished by downsizing the spraying systems business through layoffs, salary reductions, and cutbacks in employee benefits. The Company also reduced costs by changing outside professionals and other service providers.

For the year ended February 28, 2002, the Company's sales decreased $837,486 to $3,469,409, as compared to $4,306,895 for the year ended February 28, 2001. The decrease was a result of a decrease in fluxer sales of $1,218,000 offset by an increase in nozzle sales of $297,000 and an increase in MCS nozzle-spraying system and plating system sales of $83,000. The sales decrease was caused by the slowdown in the consumer electronics markets that use the company's solder flux-spraying systems. The increase in nozzle and other sales was attributable to orders placed by customers in the medical device field and for national defense contracts.

The Company's gross profit decreased $310,366, to $2,174,520 for the year ended February 28, 2002 from $2,484,886 for the year ended February 28, 2001. The decrease was primarily a result of decreased sales of the Company's products that were offset by the related material costs and labor. The change in the mix of the Company's products sold and cost reductions improved the gross margin percentage from 58% for the year ended February 28, 2001, to 63% for the year ended February 28, 2002.

Research and product development costs increased $22,593, to $321,060 for the year ended February 28, 2002, from $298,467 for the year ended February 28, 2001. The increase was a result of product development costs on the Microfluxer (which is a new product) and continued work on the CVD (chemical vapor deposition) product line.

Marketing and selling costs decreased $195,496, to $662,827 for the year ended February 28, 2002 from $858,323, for the year ended February 28, 2001. The decrease was a result of decreases in marketing and advertising expenses of $127,000, sales commissions of $110,000, professional fees of $11,000, and travel expenses of $39,000, which were offset by increased personnel costs of $81,000, and facilities and other costs of $11,000.

General and administrative costs decreased $85,528, from $662,999, for the year ended February 28, 2001, to $577,471 for the year ended February 28, 2002. The decrease was attributable to reduced consulting expenses of $50,000, reduced professional fees of $62,000, reduced bad debt expenses of $84,000, reduced merger and acquisition costs of $32,000 and reduced corporate expenses of $25,000, partially offset by increased personnel and travel costs of $127,000, increased banks fees of $11,000, increased facility and utility costs of $15,000, and increased royalty expenses of $15,000.

Interest and other income increased $107,347 for the year ended February 28, 2002 as compared to February 28, 2001, primarily as the result of $38,500 of profits realized on settlements with vendors, $26,000 of gains on disposal of fixed assets, and $13,000 of interest income offset by $10,000 spent to acquire the cleaning systems spares business this year, as compared to a $60,000 loss from affiliate which was offset by $14,000 of interest income last fiscal year.

Interest expense was unchanged for the year ended February 28, 2002 as compared to the year ended February 28, 2001.

During Fiscal Year 2002, the Company negotiated vendor settlements with several of its vendors, which resulted in $38,000 of other income.

The Company's income from continuing operations increased $55,212, from $375,310 or $0.04 per share, for the year ended February 28, 2001, to $430,522, or $.05 per share, for the for the year ended February 28, 2002.

Results of Discontinued Operations

The Company's loss from discontinued operations decreased $1,388,886, from a loss of $2,005,799 for the year ended February 28, 2001, to a loss of $616,913 for the year ended February 28, 2002. At February 28, 2001, the discontinued operation had residual goodwill of $477,377. This goodwill was based on the residual profits of open contracts at February 28, 2001, the assumed value of the residual spares business, and the value that was assumed could be realized from the sale of the business. During the quarter ended May 31, 2001, one major customer canceled the balance of its order. It was determined that the business could not be sold and the value of the spares business was deemed to be overstated. Accordingly, the goodwill was considered impaired and was written off. The Fiscal Year 2002 loss was due to the impairment of goodwill of $477,377, an increase in the raw material inventory reserve $39,246, a reserve of $89,812 for work in process inventory, an increase in allowance for bad debts of $30,000, impairment of fixed assets of $70,511, and provision of reserves for future rent and utility costs of $27,430, plus the lack of sales to support the necessary amount of overhead.

The Company's wholly owned subsidiary negotiated with its vendors and other creditors to repay its past-due obligations. During the year ended February 28, 2002, settlement agreements were reached with 28 creditors of the discontinued operation, which reduced a gross amount of $371,397 of obligations due to $110,493. Such amounts were paid and the obligations were satisfied.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 18 to 39.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable
                                    PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

Name                            Age       Position with the Company
----                            ---       -------------------------
Harvey L. Berger                 63       Director and Chief Technologist
Christopher L. Coccio            61       Chief Executive Officer, President and
                                             a Director
Samuel Schwartz                  82       Chairman and Director*
Jeffrey O. Spiegel               43       Director*
J. Duncan Urquhart               48       Treasurer and Director*

*  Member of the Audit Committee and Compensation Committee.

Dr. Berger has been a Director of the Company since June 1975. In April 2001, he resigned his position as President and was appointed Chief Technologist. Dr.
Coccio has been a Director of the Company since June 1998. In April 2001, he accepted the positions of President and Chief Executive Officer. Mr. Schwartz has been a Director since August 1987. Mr. Spiegel has been a Director since November 2000. Mr. Urquhart has been a Director since September 1988.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Schwartz and Urquhart run until the annual meeting to be held in 2002, and the term of Drs. Berger and Coccio, and Mr. Spiegel run until the annual meeting to be held in 2003, and in each case until their respective successors are duly elected and qualified.

(b)  Identification of Executive Officers

Name                            Age       Position with the Company
----                            ---       -------------------------
Christopher L. Coccio            61       Chief Executive Officer, President and
                                             a Director
R. Stephen Harshbarger           34       Vice President
J. Duncan Urquhart               48       Treasurer

Dr. Coccio was appointed Acting Chief Executive Officer in March 2001, and accepted the positions of Chief Executive Officer and President in April 2001. Mr. Harshbarger has served as Vice President since June 2000. Mr. Urquhart has served as Treasurer since August 2002.

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

(c)  Identification of Certain Significant Employees

Not applicable.

(d)  Family Relationships

None.

(e)  Business Experience

DR. HARVEY L. BERGER has been a Director of the Company since June 1975. He was appointed Chief Technologist in April 2001. He was President of the Company from November 1981 to September 1984 and from September 1985 until April 2001. From September 1986 to September 1988, he also served as Treasurer. He was Vice Chairman of the Company from March 1981 to September 1985. Dr. Berger holds a Ph.D. in physics from Rensselaer Polytechnic Institute and is a member of the Marist College Advisory Board.

DR. CHRISTOPHER L. COCCIO has been a Director of the Company since June 1998. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly's Legislative Commission on Science and Technology from 1996 to 1998. In 1998, he began to work with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Mr. Coccio received a B.S.M.E. from Stevens Institute of Technology, a M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering. He was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001.

R. STEPHEN HARSHBARGER has been Vice President of the Company since June 2000. He joined Sono-Tek in October 1993 as a Sales Engineer. In 1997, he was promoted to Regional Sales Manager, and in 1999, he advanced to National Sales Manager. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Coordinator for three years at Plasmaco, Inc., a developer and manufacturer of state-of-the-art flat panel displays. He is a graduate of Bentley College, with a major in Finance and a minor in Marketing.

SAMUEL SCHWARTZ has been a Director of the Company since August 1987, and was Chairman of the Board from February 1993 to May 1999. In April 2001, he accepted the position as Acting Chairman of the Board and Chairman in August 2001. From 1959 to 1992, he was the Chairman and Chief Executive Officer of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.CH.E. from Rensselaer Polytechnic Institute in 1941 and a M.CH.E. from New York University in 1948.

JEFFREY SPIEGEL has been a Director of the Company since November 2000. He is the President and Chief Executive Officer of Randa Corp., a position he has held since 1986. Randa Corp. is an international men's accessory company. Mr. Spiegel received an B.A. from Brandeis University in 1979.

J. DUNCAN URQUHART has been the Treasurer of the Company since August 2001, and has been a Director of the Company since September 1988. Since January 1999, he has been a Consultant Associate with Resources Connection, which provides contract accounting services. From October 1997 to December 1998, Mr. Urquhart was Director of Business Operations at The Gun Parts Corporation, an international supplier of gun parts. Prior to his resignation from Sono-Tek in October 1997, he was Controller of the Company from January 1988, and Treasurer of the Company from September 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for Fiscal Years ended February 28, 2002, 2001 and 2000, for each named officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the Fiscal Years ended February 28, 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                      Annual Compensation              Compensation
Name and                                                             Awards, Securities          All Other
Principal Position         Year       Salary ($)   Bonus ($)      Underlying Options (#)     Compensation ($)(1)
------------------         ----       ----------   ---------      ----------------------     -------------------
Christopher L. Coccio      2002(2)      $92,354     $40,000                  0                       $178
CEO, President and
    Director

R. Stephen Harshbarger     2002         $90,519      $5,000                  0                       $207
Vice President             2001        $102,487           0                  0                     $2,695
                           2000         $91,357           0                  0                     $1,533

(1) Dollar amounts are Company contributions under the Company's retirement plan.
(2) Dr. Coccio became an employee of the Company as of May 7, 2001.

The following table sets forth information regarding option grants made during the last completed fiscal year for each named officer of the Company.

                      Option/SAR Grants in Last Fiscal Year

                           Number of         Percent of total
                           Securities          options/SARs
                           Underlying           granted to
                           Options/SARs        employees in         Exercise or base
Name                       granted (#)          fiscal year           price ($/Sh)     Expiration date
----                       -----------          -----------           ------------     ---------------
Christopher L. Coccio      100,000                27%                   $.29                05/07/11
                           100,000                27%                   $.19                12/20/11

R. Stephen Harshbarger      15,000                 4%                   $.19                12/20/01

The following table sets forth information regarding option exercises during the Fiscal Years ended February 28, 2002 and 2001, as well as any unexercised options held as of February 28, 2002 and 2001 by each named executive who received in excess of $100,000 in salary and bonus.

                                                       Number of Securities Underlying    Value of Unexercised
                                                             Unexercised Options          In-the Money Options
                          Shares                            at Fiscal Year End (#)        At Fiscal Year End ($)
                        Acquired on     Value
Name                    Exercise (#)  Realized ($)     Exercisable   Unexercisable     Exercisable  Unexercisable
----                    ------------  ------------     -----------   -------------     -----------  -------------
Christopher Coccio           0           0               95,001         124,999           $9,750       $26,250

R. Stephen Harshbarger       0           0               43,000          22,000           $2,260        $5,620

Audit Committee

The Company's Board of Directors has an Audit Committee composed of Samuel Schwartz, Jeffrey Spiegel and J. Duncan Urquhart, all Directors of the Company. The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors has a Compensation Committee composed of Samuel Schwartz, Jeffrey Spiegel and J. Duncan Urquhart, all Directors of the Company. However, the Compensation Committee serves an advisory function only. All decisions regarding compensation are made by the full Board of Directors, including Drs. Berger and Coccio, who could participate in decisions regarding the compensation of the Company's executive officers, including their own.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of May 20, 2002, to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if                                 Amount
   more than 5%) of                                Beneficially
   Beneficial owner                                   Owned              Percent
   ----------------                                   -----              -------
Directors and Officers
     *Harvey L. Berger                              366,700(1)              4.0%
     *Christopher L. Coccio                         261,000(2)              2.8%
     *R. Stephen Harshbarger                         65,000(3)               **
     *Samuel Schwartz                               997,083(4)             10.6%
     *Jeffrey O. Spiegel                            126,777(5)              1.4%
     *J. Duncan Urquhart                             40,000(6)               **
                                                  ---------               ------
All Executive Officers and Directors as a Group   1,856,560(7)             18.9%

Additional 5% owners
     Herbert Spiegel                                513,692                 5.6%
     425 East 58th Street
     New York, NY  10022

     Norwood Venture Corporation                  2,077,777(8)             18.6%
     C/o Danziger & Co.
     1430 Broadway, Suite 1107
     New York, NY  10018

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
** Less than 1%

(1) Includes 4,000 shares in the name of Dr. Berger's wife and 45,000 options deemed exercisable issued under the 1993 Plan..

(2)  Includes 220,000 options deemed exercisable issued under the 1993 Plan.

(3)  Includes 65,000 options deemed exercisable issued under the 1993 Plan.

(4) Includes 300,000 warrants deemed exercisable awarded by the Board of Directors in May 1999 and 20,000 options deemed exercisable issued under the 1993 Plan.

(5) Assumes the exercise of a warrant Mr. Spiegel received upon conversion of a secured subordinated promissory note, which warrant is exercisable at $.65 per share for an additional 28,560 shares of Common Stock and 20,000 options deemed exercisable issued under the 1993 Plan.

(6)  Includes 40,000 options deemed exercisable issued under the 1993 Plan.

(7) Includes 410,000 options deemed exercisable issued under the 1993 Plan, 300,000 warrants deemed exercisable awarded by the Board of Directors in May 1999, and 28,560 warrants deemed exercisable received upon conversion of secured subordinated promissory note.

(8) Includes 1,100,000 warrants deemed exercisable issued on September 30, 1999, 244,444 warrants deemed exercisable issued on December 20, 2000, and 733,333 warrants deemed exercisable issued on April 30, 2001, all in conjunction with a loan, as amended, made to the Company.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Norwood loans - On April 30, 2001, in order to induce the advance of an additional $300,000 by Norwood, certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional mezzanine financing. Interest expense of $24,500 was paid to Norwood and forwarded to these individuals during Fiscal Year 2002.

Short term loans - From time to time the Company has required short term loans to meet its cash requirements. Employees have made advances to the Company in order to purchase raw materials and pay operating expenses.

At Fiscal Year End 2002, loans from directors, former officers and related parties in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes on a monthly basis commenced March 31, 2002. Earlier during the year, related party loans in the amount of $146,000 were repaid with interest. The total interest charge for related party notes was $25,653 for the fiscal year ended February 28, 2002.

Consulting agreement -
At February 28, 2002, prior years' consulting fees of $69,076 recorded from 1993 to 1996 to the Company's Chairman of the Board have been reclassified as long-term. Accordingly, $4,145 in interest expense has been imputed and charged to paid-in capital. At February 28, 2001, this liability was included in accrued expenses.

ITEM 13 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The consolidated financial statements and schedules listed in the accompanying "Index to Consolidated Financial Statements" are filed as a part of this annual report.

(2)  See (a)(1) above.

(3)  Exhibits

Ex. No.     Description
3(a)(1)     Certificate of Incorporation of the Company and all amendments thereto.
3(b)(2)     By-laws of the Company as amended.
3(c)(3)     Certificate of Amendment of the Certificate of Incorporation, dated
            September 30, 1999.
3(d)(12)    Restated Certificate of Incorporation.
4(a)(1)     Form of Convertible Note.
4(b)(4)     Form of Warrant.
4(c)(4)     Master Security Agreement.
4(d)        The Company agrees to furnish a copy of the equipment loan referred to in the Company's financial statements to the Commission upon request.
4(e)(5)     Form of 1995 Amendment to Convertible Note.
4(f)(6)     Form of 1996 Amendment to Convertible Note.
4(g)(7)     Form of 1997 Amendment to Convertible Note.
4(h)(8)     Letter agreement between the Company and The Bank of New York.
4(i)(9)     Form of 1999 Amendment to Convertible  Note.
4(j)(9)     Former CEO's Personal  Guarantee for the Bank of New York.
4(k)(3)     Note and  Warrant  Purchase  Agreement  dated  September  29, 1999 by and between the Company and Norwood Venture Corp.
4(l)(3)     Note issued by the Company, dated  September  29, 1999, in the principal sum of $450,000
4(m)(3)     Common Stock Purchase Warrant, dated September 29, 1999, issued by the Company to Norwood Venture Corp.
4(n)(3)     General Security Agreement, dated September 29, 1999, issued by the
            Company in favor of Norwood Venture Corp.
4(o)(13)    Amended, Note and Warrant Purchase Agreements dated December 22,
            2000 and April 30, 2001 by and between the Company and Norwood
            Venture Corp.
4(p)(14)    Amended Note and Warrant Purchase Agreement dated October 24, 2001 between the Company and Norwood  Venture Corp.
10(a)(11)   Lease for the Company's facilities in Milton, NY dated December 1,
            1999.
*10(e)(10)  1993 Stock Incentive Plan as amended.
10(f)(9)    Bank of New York Line of Credit.
23(a)       Independent Auditors' Consent.

* Management Contract or Compensatory Plan.

(1) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1994.
(2) Incorporated herein by reference to exhibit 2 to Amendment No. 1 to Form 8-A, SEC file #0-16035.
(3) Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1999.
(4) Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1993.
(5) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1995.
(6) Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 1996.
(7) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1997.
(8) Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended May 31, 1996.
(9) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1999.
(10) Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended August 31, 1998.
(11) Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 2000.
(12) Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended November 30, 2000.
(13) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 2001.
(14) Incorporated herein by reference to the Company's Form 10-QSB quarterly report for the quarter ended November 30, 2001.

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SONO-TEK CORPORATION

                                   FORM 10-KSB

                                     ITEM 7

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 28, 2002



INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

              Consolidated Balance Sheet at February 28, 2002

              Consolidated Statements of Operations
                 For the Years Ended February 28, 2002 and February 28, 2001

              Consolidated Statements of Stockholders' Equity (Deficiency)
                 For the Years Ended February 28, 2002 and February 28, 2001

              Consolidated Statements of Cash Flows
                 For the Years Ended February 28, 2002 and February 28, 2001

              Notes to the Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Sono-tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-tek Corporation as of February 28, 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flow for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-tek Corporation, as of February 28, 2002 and the results of their operation and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.


/S/Radin, Glass & Co., LLP
Certified Public Accountants

New York, New York
April 23, 2002

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                           February 28,
                                                                               2002
                                                                               ----
Current Assets
     Cash and cash equivalents                                                $453,215
     Accounts receivable (less allowance of $25,000)                           380,092
     Inventories (Note 7)                                                      768,711
     Prepaid expenses and other current assets                                  68,395
                                                                             ---------
          Total current assets                                               1,670,413

Equipment, furnishings and leasehold improvements (less accumulated
     depreciation of $573,547)(Note 8)                                         141,509
Intangible assets, net:
     Patents and patents pending (Note 3)                                       20,187
     Deferred financing fees (Note 14)                                          18,355
                                                                            ----------
          Total intangible assets                                               38,542
Other assets                                                                     7,667
                                                                            ----------
TOTAL ASSETS                                                                $1,858,130
                                                                            ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Accounts payable                                                         $280,548
     Accrued expenses (Note 10)                                                257,968
     Revolving Line of Credit  (Note 11)                                       344,000
     Current maturities of long term loans-related parties (Notes 13 & 20)      87,203
     Current maturities of long term debt (Notes 13)                            22,686
     Current maturities of subordinated mezzanine debt (Note 14)               118,060
     Current maturities of subordinated convertible loans (Note 12)             60,000
                                                                            ----------
          Total current liabilities                                          1,170,465
Subordinated mezzanine debt (Note 14)                                          643,813
Long term debt - related parties, less current maturities (Notes 13 & 20)      282,020
Subordinated convertible loans (Notes 12)                                       90,000
Other long-term liabilities  (Note 20)                                          98,759
Estimated future costs of discontinued operations (Note 6)                     167,404
                                                                            ----------
          Total liabilities                                                  2,452,461
                                                                            ----------

Commitments and Contingencies (Note 15)                                              -
Put Warrants (Note 14)                                                         188,223

Stockholders' Deficiency
     Common stock, $.01 par value; 25,000,000 shares authorized,
          9,105,422 issued and outstanding                                      91,055
     Additional paid-in capital                                              6,016,107
     Accumulated deficit                                                    (6,889,716)
                                                                            ----------
          Total stockholders' deficiency                                      (782,554)
                                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $1,858,130
                                                                            ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended
                                                          February 28,        February 28,
                                                             2002                2001
                                                             ----                ----

Net Sales (Note 21)                                       $3,469,409          $4,306,895
Cost of Goods Sold                                         1,294,889           1,822,009
                                                           ---------           ---------
          Gross Profit                                     2,174,520           2,484,886
                                                           ---------           ---------

Operating Expenses
     Research and product development                        321,060             298,467
     Marketing and selling                                   662,827             858,323
     General and administrative                              577,471             662,999
                                                             -------             -------
          Total Operating Expenses                         1,561,358           1,819,789
                                                           ---------           ---------

Operating Income                                             613,162             665,097

Interest Expense                                            (243,536)           (243,336)
Interest and Other Income (Loss)                              60,896             (46,451)
                                                            --------            --------
Income from Continuing Operations
     Before Income Tax Expense                               430,522             375,310
Income Tax Expense (Note 16)                                       -                   -
                                                            --------            --------
Income from continuing operations                            430,522             375,310

Loss from discontinued operations (Note 6)                  (616,913)         (2,005,799)
                                                            --------          ----------

Net Loss                                                   $(186,391)        $(1,630,489)
                                                           ==========        ============

Basic and Diluted Earnings (Loss) Per Share (Note 19)
     Continuing Operations                                    $0.05               $0.04
     Discontinued Operations                                  (0.07)              (0.22)
                                                              -----               -----
Net Loss                                                     $(0.02)             $(0.18)
                                                              ======             ======

Weighted Average Shares - Basic and Diluted                9,096,436           9,011,310
                                                           =========           =========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
               YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001


                                       Common Stock                                                 Total
                                      Par Value $.01          Additional                         Stockholders'
                                  ---------------------         Paid-In        Accumulated       (Deficiency)
                                    Shares       Amount         Capital          Deficit            Equity
                                    ------       ------         -------          -------            ------

Balance - February 29, 2000       8,866,612     $88,666       $5,711,800       $(5,072,836)        $727,630

Warrants exercised                   85,680         857           54,835                 -           55,692
Options exercised                     2,562          26            1,575                 -            1,601
Issuance of warrants                      -           -           75,832                 -           75,832
Issuance of common stock            137,500       1,375          136,125                 -          137,500
Non-employee stock option                 -           -           26,870                 -           26,870
Net Loss                                  -           -                -        (1,630,489)      (1,630,489)
                                  ---------      ------        ---------       ------------      -----------
Balance - February 28, 2001       9,092,354      90,924        6,007,037        (6,703,325)        (605,364)

Conversion of bonus                  13,068         131            2,744                 -            2,875
Non-employee stock options                -           -            2,181                 -            2,181
Net Loss                                  -           -                -          (186,391)        (186,391)
                                  ---------     -------       ----------       ------------       ----------
Balance - February 28, 2002       9,105,422     $91,055       $6,011,962       $(6,889,716)       $(786,699)
                                  =========     =======       ==========       ============       ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           Years Ended
                                                                February 28,          February 29,
                                                                    2002                  2001
                                                                    ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                     $(186,391)          $(1,630,489)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Loss from discontinued operations                        616,913             2,005,799
          Loss (Gain) on equity investment                               -                19,310
          Depreciation and amortization                             77,176                71,691
          Imputed interest expense                                  72,193                22,988
          Provision for doubtful accounts                          (91,581)               83,584
          Non-cash charge for stock options & warrants                   -               102,701
          Non-cash charge for conversion of debt                         -                 7,500
          (Increase) decrease in:
              Accounts receivable                                  305,094                42,820
              Inventories                                           27,985              (160,957)
              Prepaid expenses and other current assets             26,698               (46,691)
              Other assets                                             501                     -
          Increase (decrease) in:
              Accounts payable and accrued expenses               (672,136)              460,134
                                                                  --------               -------
    Net Cash Provided By Continuing Operations                     176,452               978,390
    Net Cash Provided By (Used In) Discontinued Operations         284,480            (1,132,476)
                                                                   -------            ----------
    Net Cash Provided By (Used In) Operating Activities            462,932              (154,086)
                                                                   -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of equipment, furnishings and
        leasehold improvements                                       3,547              (124,433)
                                                                    ------              --------
    Net Cash Provided By (Used In) Continuing Operations             3,547              (124,433)
    Net Cash Provided By (Used In) Discontinued Operations               0                  (428)
                                                                    ------              --------
    Net Cash Provided By (Used In) Investing Activities              3,547              (124,861)
                                                                    ------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                               -                15,639
    Proceeds from short term loans-related parties                       -               361,521
    Proceeds from equipment loans                                        -                45,359
    Proceeds from issuance of stock                                  2,875               130,000
    Proceeds from exercise of warrants and options                   2,181                57,293
    Proceeds from subordinated mezzanine debt                      300,000               100,000
    Loan assumed at acquisition of SCS                             150,000               150,000
    Renegotiation of short-term and other liabilities              161,487                     -
    Repayments of note payable and equipment loans                 (27,990)              (17,780)
    Repayments of short term convertible loan                            -              (100,000)
    Repayment of short term debt-related party                    (173,521)             (141,000)
                                                                  --------              --------
    Net Cash Provided by Continuing Operations                     265,032               451,087
    Net Cash Used in Discontinued Operations                      (281,528)             (175,039)
                                                                  --------              --------
    Net Cash Provided by Financing Activities                      (16,496)              276,048
                                                                  --------              --------

NET DECREASE IN CASH AND
        CASH EQUIVALENTS                                           449,983                (2,899)
CASH AND CASH EQUIVALENTS
    Beginning of year                                                3,232                 6,131
                                                                  --------                ------
    End of year                                                   $453,215                $3,232
                                                                  ========                ======


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

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

During the Fiscal Year Ended 2002, the Company took actions to limit its losses and reduce negative cash flow. The spraying systems segment was downsized to reflect the decline in market demand, and the sales force was refocused to increase nozzle sales instead of fluxer sales. The cleaning and drying segment, represented by SCS, terminated production of capital equipment, but continues to service equipment and sell spare parts on a limited basis. By decreasing operating costs and terminating thirty-two employees, the Company generated income beginning in the second quarter of Fiscal Year 2002. This income was sufficient to cover current operating costs, and permitted partial payments to vendors and the required payments on all debt. During the first quarter of Fiscal Year 2002, the Company also received additional financing from Norwood and directors of the Company.

In order to decrease its losses, the Company moved to discontinue operations of the cleaning and drying systems segment during the first quarter of Fiscal 2002 (see Note 6). The Company has refocused on the sales of ultrasonic nozzles and is attempting to increase sales through diversifying the product line while decreasing the reliance on the electronics industry.

The Company believes that these steps are appropriate and helped the Company return to profitability during the last three quarters of Fiscal Year 2002.

NOTE 3:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), which the Company acquired on August 3, 1999 (the "Acquisition") which has been treated as a "discontinued operation." All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with original maturities of 90 days or less.

Supplemental Cash Flow Disclosure -
                                                          Years Ended
                                               February 28,         February 28,
                                                   2002                 2001
                                                   ----                 ----
Interest paid
  Continuing Operations                         $191,485              $99,186
                                                ========              =======
  Discontinued Operations                        $16,482              $35,966
                                                ========             ========
Income taxes paid                                      -                    -
Non-cash items:
  Interest expense for issuance of warrants      $68,048             $127,453
                                                 =======             ========
  Conversion of accrued bonus to equity           $2,875              $17,188
                                                  ======              =======
  Stock issued and warrants and options
    granted for services                          $2,181               $7,500
                                                  ======               ======

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

Patent and Patent Pending Costs - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $61,138 at February 28, 2002.

Amortization of Discounts on Borrowings - A discount between the face value of borrowings and the fair value of the proceeds received are amortized over the term of the borrowing using the effective-interest method. Borrowings are reported net of the related unamortized discount.

Deferred Financing Fees - Deferred financing fees of $35,523 at February 28, 2002 are being amortized over the term of the related debt. Accumulated amortization was $17,168 at February 28, 2002.

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

In the fourth quarter of Fiscal Year 2001, the Company identified indicators that goodwill related to two acquisitions, one made in Fiscal Year 2000 the other in Fiscal Year 2001, was impaired. The indicators consisted of lack of future orders, low profit on equipment sales and the termination of the two principals of the previous S&K company that were responsible for equipment sales. The Company estimated it will not likely realize positive future cash flows from these acquired businesses and, therefore, recorded a write-off of the goodwill related to such acquisitions. During the first quarter of Fiscal Year 2002, the Company wrote off the residual goodwill of $477,377 (See Note 6).

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

Impact of New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" which further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets, as well as the related reporting of such impairments or disposals.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

NOTE 4:  SEGMENT INFORMATION

The Company has adopted the Statement of Financial Accounting Standard No 131 ("SFAS 131") "Disclosures About Segments of an Enterprise and Related Information". Previously, the Company had two reportable segments: spraying systems and cleaning and drying systems. During Fiscal Year ended 2002, the Company moved to discontinue the cleaning and drying system segment. As a result of these actions, the cleaning and drying system segment is no longer applicable.

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

The aggregate purchase price exceeded the fair value of net assets acquired resulting in goodwill that was to be amortized on the straight-line basis over 15 years. Subsequent to the year ended February 28, 2001, the Company discontinued the cleaning and drying systems segment. At February 28, 2001, the Company wrote off $669,697 remaining goodwill for this segment due to the impairment. The Company wrote off the balance of $477,377 of the goodwill as of May 31, 2001 due to impairment, as the Company determined that it would not realize future positive cash flows from the residual assets and uncompleted orders of this business.

Serec - On September 21, 2000, the Company acquired for $100,000, plus closing costs, certain intellectual property and intangible assets of Serec Corporation, a Rhode Island corporation which manufactured and sold solvent based cleaning systems. Professional fees and other costs of $10,313, $7,500 of which was attributed to the issuance of common stock, were capitalized as additional purchase price. The aggregate purchase price of $110,313 was recorded as goodwill due to the inability to specifically identify the values associated with the various intangible assets acquired. The goodwill was to be amortized on the straight-line basis over five years. Subsequent to the year ended February 28, 2001, the Company discontinued the cleaning and drying systems segment. At February 28, 2001, the Company wrote off $100,313 in goodwill due to the impairment. During September 2001, the assets of Serec were sold for $35,000.

NOTE 6:  DISCONTINUED OPERATIONS

In order to decrease its losses, the Company moved to discontinue the operations of the cleaning and drying systems segment during the first quarter of Fiscal 2002.

The accompanying statements of operations have been reclassified so that the results for the cleaning and drying systems segment are classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operations have been reclassified in the February 28, 2002 balance sheet as "estimated future costs of discontinued operations". The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.

Summary operating results of the discontinued operations for each fiscal year are as follows:

                                           February 28,             February 28,
                                              2002                     2001
                                              ----                     ----
     Revenues                              $1,229,665               $3,726,562
     Expenses                               1,846,578                5,732,361
                                            ---------                ---------
     Loss from discontinued operations      $(616,913)             $(2,005,799)
                                            ==========             ============

A summary of the estimated future costs of the discontinued operations are as follows:

                                                           February 28,
                                                               2002
                                                               ----
Assets
     Cash                                                      $429
     Accounts Receivable, net                                 4,325
                                                             ------
          Total assets                                       $4,754
                                                             ------
Liabilities
     Current Liabilities
     Accounts payable                                       $34,356
     Accrued expenses                                       122,982
     Customer deposits                                       14,820
                                                            -------
          Total liabilities                                 172,158

Estimated future costs of discontinued operations          $167,404
                                                           ========

At February 28, 2001, the Company wrote off $669,697 remaining goodwill for this segment due to the impairment. The Company wrote off the balance of $477,377 of the goodwill as of May 31, 2001 due to impairment as the Company determined that it would not realize future positive cash flows from the residual assets and uncompleted orders of this business. Additionally, the Company wrote off impaired accounts receivable of $30,000, impaired inventory of $81,057, impaired fixed assets of $70,511, and provided reserves for future rent and utility costs of $27,430. The Company reached settlements with substantially all of the vendors and creditors of the discontinued operations, which resulted in forgiveness of liabilities and debt of $337,587. The Company does not expect that there will be any additional estimated future costs of discontinuance for the orderly liquidation of the disposed assets and liabilities.

NOTE 7:  INVENTORIES

Inventories for continuing operations consist of the following:

                                         February 28,
                                             2002
                                             ----
         Raw Materials                     $321,950
         Work-in-process                    226,885
         Consignment                          5,437
         Finished Goods                     422,235
                                            -------
              Totals                        976,505
         Less:  Allowance                  (207,794)
                                           --------
                                           $768,711
                                           ========

NOTE 8:  EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements for continuing operations consist of the following:

                                         February 28,
                                             2002
                                             ----
         Laboratory equipment               $79,441
         Machinery and equipment            392,412
         Leasehold improvements              43,865
         Furniture and fixtures             199,340
                                           --------
              Totals                        715,028
         Less: accumulated depreciation    (573,547)
                                            --------
                                           $141,509
                                           ========

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

The Company shared its facilities and personnel with PNR America. The Company allocated costs of $104,199 to PNR America during Fiscal Year 2001.

PNR America's year end is December 31, however, for financial reporting purposes the Company reflects its proportionate share of the operating results of PNR America on a monthly basis, as the records are compiled by the Company. The Company's cumulative recorded equity loss in PNR America at February 28, 2001 was $45,250. The Company recognized its proportionate share in the net loss of PNR America during the twelve month period ended February 28, 2001, which was $60,393.

During  the  year  ended  February  28,  2001,  the  Company   discontinued  its
relationship with PNR America.

NOTE 10:  ACCRUED EXPENSES

Accrued expenses from continuing operations consist of the following:

                                         February 28,
                                             2002
                                             ----
         Accrued compensation              $136,355
         Sales tax liability                 44,997
         Accrued interest                    31,183
         Estimated warranty costs            14,700
         Accrued commissions                  6,548
         Professional fees                    3,231
         Other accrued expenses              20,954
                                           --------
                                           $257,968
                                           ========

NOTE 11:  REVOLVING LINE OF CREDIT
The Company has a $350,000 revolving line of credit which carries an interest rate of prime plus 2% (6.75% at February 28, 2002). The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former CEO of the Company. The line of credit is payable on demand. As of February 28, 2002, the balance was $344,000.

NOTE 12:  SUBORDINATED CONVERTIBLE LOAN

Two subordinated convertible loans for a total of $150,000 were converted from S&K debt to Company debt on August 3, 1999. These notes are payable as follows; $60,000 plus accrued interest at 6% on August 3, 2002, and the balance in 30 equal monthly installments with interest of 6%.

NOTE 13:  LONG-TERM DEBT

Long-term debt of continuing operations consists of the following:

                                                                    February 28,
                                                                        2002
                                                                        ----
Notes payable to related parties, payable monthly in
     installments of $7,267 plus monthly interest of
     5% over 48 months through March 31, 2006.                        $348,812

Equipment loan, bank, collateralized by related production
     equipment, payable in monthly installments of $1,225,
     including interest at 2% over the bank's prime rate
     (6.75% at February 28, 2002) through February 2003.                13,614

Equipment loan, bank, collateralized by related production
     equipment, payable in monthly  installments of principal
     of $756 plus interest at 2% over the bank's prime rate
     (6.75% at February 28, 2002) through May 2005.                     29,483
                                                                        ------
     Total long term debt                                              391,909
     Due within one year                                              (109,889)
                                                                      ---------
     Due after one year                                               $282,020
                                                                      ========

     Long-term debt is payable as follows (as of February 28, 2002):

               Fiscal Year ending February,
                                     2003                             $109,889
                                     2004                               96,275
                                     2005                               96,275
                                     2006                               89,471
                                                                       -------
                                                                      $391,909
                                                                      ========

NOTE 14:  SUBORDINATED MEZZANINE DEBT

On September 30, 1999, the Company entered into a 12%, $450,000 Note and Warrant Purchase Agreement with Norwood Venture Corporation ("Norwood Note"). On December 22, 2000, Norwood amended the Note and Warrant Purchase Agreement ("Agreement") to increase the note to $550,000. On April 30, 2001, Norwood amended the Agreement to increase the note by $300,000 to $850,000 and the warrant shares to 2,077,777. In connection with this additional loan, $50,000 of advances from certain shareholders and directors were repaid (See note 20). The Norwood Note, as amended, requires interest payments through September 2002, followed by monthly principal payments of $23,612 and interest through September 2005. The Norwood Note is collateralized by certain assets of the Company. The Norwood Note, among other things, restricts the payment of dividends.

In addition, the original Norwood Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at a exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Note and will be amortized over the life of the principal repayment term of the Agreement. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at an exercise price of $0.30 and $.10 per share, respectively. In connection with an amendment to the Agreement in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount to the loan and is being imputed as additional interest over the term of the loan. The unamortized discount at February 28, 2002 is $88,127. The Put Warrants can be put to the Company from May 29, 2006 to May 29, 2007 as defined by the Agreement, and they expire on September 30, 2010.

The deferred financing fees of $35,523 incurred to acquire the Norwood Note are being amortized over the life of the loan. Accumulated amortization of the deferred financing fees was $17,168 at February 28, 2002.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

Litigation - During the normal course of business, the Company is involved in various routine legal matters. The Company believes the outcome of these matters will not have a material adverse effect on the Company's financial statements.

Leases - Total rent expense was approximately $ 78,060 and $124,500, for the two years ended February 28, 2002 and February 28, 2001, respectively. At February 28, 2002, $18,327of the Company's future lease obligations are reserved for, due to the fact that a portion of the Company's facility is vacant as the result of the discontinuance of the Cleaning Systems business.

The Company has $92,250 in future minimum obligations under its lease which expires in Fiscal Year 2003.

NOTE 16:  INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:
                                         February 28,            February 28,
                                        2002        %           2001        %
                                        ----        -           ----        -
     Computed tax (benefit)
          at maximum rate            $(63,373)   (34.0)     $(554,366)   (34.0)
     Non-deductible goodwill          162,308     87.0        256,766     15.7
     Other permanent differences        3,304      1.8          6,457       .4
     Change in valuation
          allowance for tax
          effect of operating
          loss carryforwards          102,239    (54.8)      (291,143)    17.9
                                      -------    ------      ---------    ----
     Provision for
          income taxes               $      -        -       $      -       -
                                     ========     =====      ========     ====

The net deferred tax asset is comprised of the following:

                                                     February 28,
                                                         2002
                                                         ----
     Allowance for doubtful accounts                    $15,000
     Accumulated depreciation                            22,000
     Accumulated amortization                             7,000
     Inventory                                          143,000
     Accrued vacation                                    14,000
     Accrued expenses                                    86,000
     Net operating losses and other
          carryforwards                               1,298,000
                                                      ---------
     Net deferred tax assets before
          valuation allowance                         1,585,000
     Deferred tax asset valuation allowance          (1,585,000)
                                                      ---------
          Net deferred tax asset                     $        -
                                                     ==========

The change in the valuation allowance was $102,000 for the year ended February 28, 2002.

At February 28, 2002, the Company has available net operating loss carryforwards of approximately $3,816,384 for income tax purposes which expire between fiscal 2002 and fiscal 2022. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2021. The net operating loss and credit carryforwards generated by S&K prior to the acquisition are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 17:  CAPITAL STOCK

On May 5, 1999, the Company commenced a private placement through the Private Placement Memorandum to raise $500,000 by offering 1,666,667 shares of common stock at $0.30 per share (the "Private Placement"). During Fiscal Year 2001, the Company completed the sale of 130,000 shares of common stock pursuant to the Private Placement.

During Fiscal Year 1999, in connection with the conversion of the Convertible Secured Subordinated Promissory Notes, on February 26, 1999 the Company modified the terms of the original detachable stock warrants reducing the exercise price from $1.50 per share to $0.65 per share on the 756,840 warrants outstanding (See
Note 18). During Fiscal Year 2001, 85,680 of the above mentioned warrants were exercised to purchase the Company's common stock, resulting in $55,692 of new capital.

NOTE 18:  STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2011.

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

During Fiscal Year 2002, the Company granted options for 335,000 shares exercisable at between $0.09 per share and $.88 per share to qualified employees, 12,500 shares exercisable at between $.20 and $.24 per share to consultants of the Company, and 20,000 shares exercisable at $.11 per share to a director of the Company. During Fiscal Year 2002, compensation expense of $2,181 was recognized based on the fair value of the vested options granted to consultants.

During Fiscal Year 2001, the Company granted options for 135,000 shares exercisable at between $0.92 per share and $1.97 per share to qualified employees, 100,000 shares exercisable at $1.625 per share to consultants of the Company, and 60,000 shares exercisable at between $0.625 per share and $1.48 per share to directors of the Company. During Fiscal Year 2001, compensation expense of $26,870 was recognized based on the fair value of the vested options granted to consultants. During Fiscal Year 2001, an option for 2,562 shares of the Company's stock, at $.625 per share, was exercised.

A summary of the 1993 Plan activity for the two year period ended February 28, 2002 is as follows:

                                                                                 Weighted Average
                                            Stock Options                         Exercise Price
                                   Outstanding        Exercisable         Outstanding       Exercisable
                                   -----------        -----------         -----------       -----------
Balance-February 29, 2000             970,124           598,699               $.48              $.41
Granted Fiscal Year 2001              295,000                                 1.20
Canceled Fiscal Year 2001            (142,500)                                (.08)
Exercised Fiscal Year 2001             (2,562)                                (.63)
                                    ---------                                 ----
Balance - February 28, 2001         1,120,062           752,187                .69              $.52
Granted Fiscal Year 2002              367,500                                  .23
Canceled Fiscal Year 2002            (652,500)                                (.53)
                                     ---------                                -----
Balance - February 28, 2002           835,062           497,563               $.50              $.59
                                      =======                                 ====              ====

The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2002 and 2001were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 105% and 103% in Fiscal Years 2002 and 2001, respectively, risk-free interest rate of approximately 5.00% and 5.75% in Fiscal Years 2002 and 2001, and expected lives of option grants of approximately five years.

The estimated fair value of options granted during Fiscal Years 2002 and 2001 were $.28 and $.67 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income
(loss) and basic and diluted earnings (loss) per share for the years ended February 28, 2002 and February 28, 2001 would have been changed to the pro forma amounts indicated below:
                                            2002                     2001
                                            ----                     ----
     Net Loss:
         As reported                    $(186,391)            $(1,630,489)
         Pro forma                      $(290,690)            $(1,758,456)
     Basic and diluted loss per share (see Note 19):
         As reported                       $(.02)                  $(.18)
         Pro forma                         $(.03)                  $(.20)

Warrants - During Fiscal 2002 and 2001, the following warrants were issued.

During Fiscal Year 2001, warrants to purchase 50,000 shares of the Company's common stock were issued to a former officer of the Company in acknowledgment of short term loans granted to the Company in Fiscal Year 2000. One warrant is to purchase 25,000 shares of the Company's common stock at $0.50 per share, the other warrant is to purchase 25,000 shares of the Company's common stock at $1.00 per share. Both warrants expire March 3, 2005. The Company recognized a non-cash interest charge of $11,799 based on the fair market value of the warrants granted.

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

NOTE 19:  LOSS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                              February 28,       February 28,
                                                    2002               2001
                                                    ----               ----
 Numerator for basic and diluted
   earnings (loss) per share:
          Continuing operations                   $375,310          $375,310
          Discontinued operations               (2,005,799)       (2,005,799)
                                                -----------      ------------
          Net loss                             $(1,630,489)      $(1,630,489)
                                                ===========      ============
 Denominator:
         Denominator for basic earnings (loss)
           per share-weighted average shares     9,096,436         9,011,310
Effects of dilutive securities:
         Warrants                                        0*                0*
         Stock options for employees
           and outside consultants                       0*                0*
                                                 ---------         ---------
         Denominator for diluted earnings
                (loss) per share                 9,096,436***      9,011,310**
                                                 =========         =========

Basic Earnings (Loss) Per Share-
         Continuing Operations                       $.05              $.04
         Discontinued Operations                     (.07)             (.22)
                                                     ----              ----
                  Net Loss                          $(.02)            $(.18)
                                                    ======            ======
Dilute Earnings (Loss) Per Share-
         Continuing Operations                       $.05              $.04
         Discontinued Operations                     (.07)             (.22)
                                                     ----              ----
                  Net Loss                          $(.02)****        $(.18)****
                                                    ======            ======

* The warrants and stock options for employees and outside consultants are antidilutive during Fiscal Years 2002 and 2001as a result of the net losses and, therefore, are not considered in the Diluted EPS calculation.

** The effect of considering the warrants issued in connection with the debt conversion during Fiscal Year 1999, the convertible secured subordinated promissory notes and related warrants, the warrants issued at the time of the acquisition of SCS, the warrants issued in acknowledgement of the short term loans, the warrants issued in connection with the Private Placement and the Norwood warrants (see Note 18) at February 28, 2002 and February 28, 2001are antidilutive and, therefore, not considered for the diluted (loss) earnings per share calculations.

*** At February 28, 2002 and February 28, 2001, the Diluted EPS calculation for discontinued operations and net loss will not consider the stock options and warrants as a result of the loss from discontinued operations and net loss.

**** Under the assumption that stock options and warrants were not antidilutive as described in * and **, the denominator for diluted loss per share would be 9,794,434, and 11,006,435, at February 28, 2002 and February 28, 2001,
respectively.

NOTE 20:  RELATED PARTY TRANSACTIONS

Norwood loans - On April 30, 2001, in order to induce the advance of an additional $300,000 by Norwood Venture Corp. ("Norwood"), certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional mezzanine financing. Interest expense of $24,500 was paid to Norwood and forwarded to these individuals during Fiscal Year 2002.

Short term loans - related parties -

From time to time the Company has required short term loans to meet its cash requirements. Employees have made advances to the Company in order to purchase raw materials and pay operating expenses.

At Fiscal Year End 2002, loans from directors, former officers and related parties in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes on a monthly basis commenced March 31, 2002. Earlier during the year, related party loans in the amount of $146,000 were repaid with interest. The total interest charge for related party notes was $25,653 for the fiscal year ended February 28, 2002.

Consulting agreement -
At February 28, 2002, prior years' consulting fees of $69,076 recorded from 1993 to 1996 to the Company's Chairman of the Board have been reclassified as long-term. Accordingly, $4,145 in interest expense has been imputed and charged to paid-in capital. At February 28, 2001, this liability was included in accrued expenses.

NOTE 21:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

From continuing operations - For the year ended February 28, 2002, one customer accounted for 12% of the Company's sales, and for the year ended February 28, 2001, one customer accounted for 17% of the Company's sales and 17% of the Company's trade receivables.

Export sales to customers located outside the United States were approximately as follows:
                          February 28,             February 28,
                              2002                     2001
                              ----                     ----
     Western Europe         $533,000                 $434,000
     Far East                 80,000                   60,000
     Other                   187,000                  565,000
                             -------                  -------
                            $810,000               $1,059,000
                            ========               ==========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: May 28, 2002
Sono-Tek Corporation
(Registrant)

By: /s/  Dr. Christopher L. Coccio
         Dr. Christopher L. Coccio,  Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS, that the undersigned directors and officers of Sono-Tek Corporation, a New York corporation, which is filing its Annual Report on Form 10-KSB with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended, hereby constitute and appoint Christopher L. Coccio and Duncan Urquhart and each of them their true and lawful attorney-in-fact and agent, with full power and substitution and re-substitution, for him and her and in his or her name, place and stead, in any and all capacities, to sign such Form 10-KSB and any or all amendments to the Form 10-KSB, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio        May 28, 2002
----------------------------
Christopher L. Coccio
Chief Executive Officer, President and Director

/s/ J. Duncan Urquhart              May 28, 2002
----------------------
J. Duncan Urquhart
Treasurer and Director

/s/ Jeffrey O. Speigel              May 28, 2002
----------------------
Jeffrey O. Speigel
Director

/s/ Samuel Schwartz                 May 28, 2002
-------------------
Samuel Schwartz
Chairman and Director

/s/ Dr. Harvey L Berger             May 28, 2002
----------------------
Dr. Harvey L. Berger
Director

/s/ R. Stephen Harshbarger          May 28, 2002
--------------------------
R. Stephen Harshbarger
Vice President