Form 10QSB
period 2002-05-31
SONO TEK CORP
filed 2002-06-27
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2002

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              Outstanding as of
                  Class                         June 26, 2002
Common Stock, par value $.01 per share             9,105,422

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                           Page


Item 1 - Consolidated Financial Statements:                             1 - 3


Consolidated Balance Sheets - May 31, 2002 (Unaudited) and
         February 28, 2002                                                1


Consolidated Statements of Operations - Three Months Ended
         May 31, 2002 and 2001 (Unaudited)                                2


Consolidated Statements of Cash Flows - Three Months Ended
         May 31, 2002 and 2001 (Unaudited)                                3


Notes to Consolidated Financial Statements                               4 - 5


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     6 - 8

Item 3 - Quantitative and Qualitative Disclosure About Market Risk         9

Part II - Other Information                                                9

Signatures                                                                10

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                   May 31,          February 28,
                                                     2002                 2002
Current Assets                                    Unaudited         Audited
Cash and cash equivalents                         $ 327,329           $ 453,215
Accounts receivable (less
 allowance of $32,455 and $25,000
 at May 31 and February 28, respectively)           412,661             380,092
Inventories (Note 2)                                726,780             768,711
Prepaid expenses and other current assets            49,011              68,395
                                                  ---------          ----------
                  Total current assets            1,515,781           1,670,413
                                                  ---------          ----------
Equipment, furnishings and
leasehold improvements (less accumulated
  depreciation of $589,717 and $573,547
  at May 31 and February 28, respectively)          132,020             141,509
Intangible assets, net:
Patents and patents pending (Note 1)                 36,513              20,187
Deferred financing fees                              16,579              18,355
                                               -------------       -------------
       Total intangible assets                       53,092              38,542
Other assets                                          7,792               7,667
                                               -------------      --------------
TOTAL ASSETS                                     $1,708,685          $1,858,130
                                                 ==========          ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable                                   $201,127            $280,548
Accrued expenses                                    286,265             257,968
Revolving Line of Credit                            312,000             344,000
Current maturities of long term
  loans-related parties (Notes 3)                    87,203              87,203
Current maturities of long term debt                 19,218              22,686
Current maturities of subordinated
   mezzanine debt (Note 4)                          188,896             118,060
Current maturities of subordinated
   convertible loans                                 85,601             60,0000
      Total current liabilities                   1,180,310           1,170,465
Subordinated mezzanine debt                         592,140             643,813
Long term debt, less current maturities             257,952             282,020
Subordinated convertible loans                       64,399              90,000
Other long-term liabilities                         100,158              98,759
Estimated future costs of
  discontinued operations                            74,631             167,404
                                                -----------           ---------
      Total liabilities                           2,269,590           2,452,461
                                                  ---------           ---------
Commitments and Contingencies                          -                   -

Put Warrants (Note 4)                               188,223             188,223

Stockholders' Equity
Common  stock,  $.01 par value;
 25,000,000  shares  authorized,
  9,092,354 shares issued and
  outstanding at May 31 and February 28,
  respectively                                       91,055              91,055
Additional paid-in capital                        6,016,107           6,016,107
Accumulated deficit                              (6,856,290)         (6,889,716)
                                                -----------         -----------
    Total stockholders' deficiency                 (749,128)           (782,554)
                                              -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $1,708,685          $1,858,130
                                                 ==========          ==========

See notes to consolidated  financialstatements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended May 31,
                                                        Unaudited
                                                    2002                2001

Net Sales                                          $780,858            $704,285
Cost of Goods Sold                                  374,844             320,180
                                                   --------           ---------
Gross Profit                                        406,013             384,105
                                                   --------           ---------

Operating Expenses
Research and product development costs               54,242              85,536
Marketing and selling expenses                      149,482             178,144
General and administrative costs                    135,476             137,359
                                                   --------           ---------

Total Operating Expenses                            339,200             401,039
                                                   --------           ---------

Operating (Loss) Income                             66,814             (16,934)

Interest Expense                                   (57,968)            (43,429)
Loss from Affiliate                                      -              (9,858)
Interest and Other Income                           24,580               1,472
                                                  ---------            --------

Income (Loss) from Continuing Operations
  Before Income Taxes                               33,426             (68,749)

Income Tax Expense                                       0                   0
                                                  --------            ---------

Income (Loss) from continuing operations            33,426             (68,749)

Loss from discontinued operations                        -            (781,324)
                                                   -------            ---------

Net Income (Loss)                                  $33,426           $(850,073)
                                                   =======           ==========

Basic Earnings (Loss) Per Share (Note 5)-
 Earnings (Loss) from continuing operations           $0.00             $(0.01)
 Loss from discontinued operations                    $0.00             $(0.08)
                                                      =====             =======
 Net Earnings (loss) per share                        $0.00             $(0.09)
                                                      =====             =======

Diluted Earnings (Loss) Per Share (Note 5)-
 Earnings (Loss) from continuing operations           $0.00             $(0.01)
 Loss from discontinued operations                    $0.00             $(0.08)
                                                      =====             =======
 Net Earnings (loss) per share                        $0.00             $(0.09)
                                                      =====             =======

Weighted Average Shares - Basic                   9,105,422           9,092,354
                                                  =========           =========
Weighted Average Shares - Diluted                10,819,772           9,092,354
                                                 ==========           =========

See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended May 31,
                                                           Unaudited
                                                     2002                2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss)                                  $33,426           $(850,073)

Adjustments  to  reconcile  net
 loss to net  cash  provided  by  (used  in)
 operating activities:
 Loss from discontinued operations                       0             781,324
 Imputed interest expense on
   subordinated mezzanine debt                      19,163              10,735
 Loss on equity investment                               0              (8,052)
 Depreciation and amortization                      19,106              20,278
 Provision for doubtful accounts                     7,455             (86,812)
 (Increase) decrease in:
    Accounts receivable                            (40,024)            114,920
    Inventories                                     41,931              98,348
    Prepaid expenses and other current assets       19,384               9,107
  Increase (decrease) in:
         Accounts payable and accrued expenses     (51,125)           (242,952)
                                                  --------         -----------
Net Cash Provided By (Used In)
   Continuing Operations                            49,316            (153,177)
Net Cash (Used In) Provided By
   Discontinued Operations                         (92,772)            261,344
                                                   --------           --------
Net Cash (Used In) Provided By
   Operating Activities                            (43,456)            108,167
                                                   --------           --------

CASH FLOW FROM INVESTING ACTIVITIES:
(Purchase) Sale of equipment and furnishings        (6,683)              6,153
Patent costs                                       (17,485)                  0
Other                                                1,275                   0
                                                  --------           ---------
Net Cash (Used In) Provided By
   Investing Activities                            (22,893)              6,153
                                                   --------             ------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from subordinated mezzanine debt                0             300,000
Repayments of short term borrowings                (32,000)           (173,521)
Repayments of note payable and equipment loans     (27,537)             (5,322)
                                                  ---------          ----------
Net Cash (Used In) Provided By
  Continuing Operations                            (59,537)            121,157
Net Cash Used In
   Discontinued Operations                               0             (90,080)
                                              ------------            ---------
Net Cash (Used In) Provided By
   Financing Activities                            (59,537)             31,077
                                                 ---------              ------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                              (125,886)            145,397

CASH AND CASH EQUIVALENTS
   Beginning of period                             453,215               3,232
                                                 ---------           ---------
   End of period                                  $327,329           $ 148,629
                                                  ========           =========

SUPPLEMENTAL DISCLOSURE:
Interest paid                                    $  36,855           $  29,762
                                                 =========           =========

See notes to consolidated  financial statements.




                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Three Months Ended May 31, 2002 and 2001

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

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2002, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein. The financial information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $62,296 and $61,138 at May 31, 2002 and February 28, 2002, respectively. During the three months ended May 31, 2002, the Company incurred $17,485 of costs related to the documentation and filing fees for a new patent.

NOTE 2:  INVENTORIES

Inventories at May 31, 2002 are comprised of:

         Finished goods                                        $415,271
         Work in process                                        101,425
         Consignment                                              5,437
         Raw materials and subassemblies                        415,441
                                                              ---------
                           Total                                937,574
          Less: Allowance                                      (210,794)
                                                               --------
         Net inventories                                       $726,780
                                                               ========

NOTE 3:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - At Fiscal Year End 2002, loans from directors and former officers in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes commenced on March 31, 2002. During the quarter ended May 31, 2002, $4,269 of interest and $21,801 of principal were repaid on these notes.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing (see Note 4).

NOTE 4:  SUBORDINATED MEZZANINE DEBT

On April 30, 2001, Norwood amended the Norwood Note and Warrant Purchase Agreement to increase the Note to $850,000 and the Warrant shares to 2,077,777. The monthly principal payments to commence in October 2001 are $23,612 per month and the balance sheet reflects this monthly rate in reporting the related current maturities. The additional Warrant shares are valued at $188,223 which is accounted for as a discount and is being imputed as additional interest expense over the term of the loan.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing (see Note 3).

NOTE 5:  EARNINGS (LOSS) PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2002 is calculated as follows:

Denominator for basic earnings per share                        9,105,422

    Dilutive effect of warrants                                 1,653,015
    Dilutive effect of stock options                               61,334

Denominator for dilutive earnings per share                   10, 819,772
                                                              ===========

There are no reconciling items in the computation of loss per share for the three months ended May 31, 2001, as all items are antidilutive.

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

-     general economic conditions in the Company's markets; and

-     various other factors discussed in the Annual Report on Form 10-KSB.

The Company undertakes no obligation to update publicly any forward-looking statement.

Liquidity and Capital Resources

The Company's working capital decreased $164,477 from a working capital of $499,948 at February 28, 2002 to $260,840 at May 31, 2002. The decrease in working capital was a result of a decrease in cash of $126,000, an increase in the current maturities of debt of $93,000, a decrease in inventory of $42,000, a decrease in prepaid expenses of $19,000, an increase in accrued expenses of $28,000 that was offset by increases in accounts receivable of $33,000, decrease in accounts payable of $79,000 and repayments of short term borrowings of $32,000. The stockholders' deficiency decreased $33,426 from $782,554 at February 28, 2002 to $749,128 at May 31, 2002. The decrease in stockholders' deficiency was the result of the net profit of $33,426 for the three months ended May 31, 2002.

Accounts receivable at May 31, 2002 increased $32,569 or 9% from February 28, 2002 due to higher sales levels in the last month of current fiscal period.

Inventory decreased $41,931 or 5% as the result of reduced purchasing in the three months ended May 31, 2002. This reduction was based upon the order level for the Company's principal product, solder flux application products ("fluxers") during the three months ended May 31, 2002. This reduction in the sale of fluxers was due to the slowdown in the manufacture of printed circuit boards.

Accounts payable decreased $79,421 as compared to February 28, 2002 due to the reduced purchasing activity noted above and payments made to vendors during the three months ended May 31, 2002.

Accrued expenses increased $28,297 principally due to an increase in accrued payroll expenses of $22,000 and an increase in accrued professional fees of $7,000.

The estimated future costs of discontinued operations were reduced $92,772 due to obligations paid or settled in the three months ended May 31, 2002.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of May 31, 2002 the outstanding balance was $312,000.

Results of Continuing Operations

For the three months ended May 31, 2002, the Company's sales increased $76,573 to $780,858 as compared to $704,858 for the three months ended May 31, 2001. The increase was a result of an increase in nozzle sales of $57,000, an increase in fluxer sales of $58,000, an increase in cleaning system spare part sales of $22,000, offset by a decrease in sales of other products of $60,000.

The Company's gross profit increased $21,908 to $406,013 for the three months ended May 31, 2002 from $384,105 for the three months ended May 31, 2001. The increase was primarily a result of increased sales of the Company's products. The gross profit margin was 52% of sales for the three months ended May 31, 2002 as compared to 54.5% of sales for the three months ended May 31, 2001. The change in margin occurred as the result of the changing mix of products in each period..

Research and product development costs decreased $31,294 to $54,242 for the three months ended May 31, 2002 from $85,536 for the three months ended May 31, 2001. The decrease was a result of decreased compensation and fringe benefits due to a smaller engineering staff.

Marketing and selling costs decreased $28,662 to $149,482 for the three months ended May 31, 2002 from $178,144 for the three months ended May 31, 2001. The decrease was a result of decreases in commissions of $22,000, personnel costs and travel of $17,000, professional fees of $3,000 that were offset by increases in trade shows and advertising of $15,000.

General and administrative costs decreased $2,220 to $135,476 for the three months ended May 31, 2002 from $137,359 for the three months ended May 31, 2001.

Interest expense increased $14,539 to $57,968 for the three months ended May 31, 2002 from $43,429 for the three months ended May 31, 2001. The increase is primarily due to increased interest and amortization on the Norwood loans of $22,000 offset by reduced interest of $7,000 on related party and bank loans.

Interest and other income increased $23,108 to $24,580 for the three months ended May 31, 2002 from $1,472 for the three months ended May 31, 2001. The increase is primarily due to settlements of $17,000 with former vendors and sales representatives, and a reduction of the accrual for future rent expense of $6,000.

The Company's profit from continuing operations increased $102,175 from a loss of $68,749 or $(0.01) per share for the three months ended May 31, 2001 to a profit of $33,426 or $0.003 per share for the three months ended May 31, 2002.

Results of Discontinued Operations

The Company discontinued its cleaning and drying segment during the quarter ended May 31, 2001. The Company's loss from discontinued operations was $781,324 for the three months ended May 31, 2001. At February 28, 2001 the discontinued operation had residual goodwill of $477,377. This goodwill was based on the residual profits on open contracts at February 28, 2001, the assumed value of the residual spares business, and the value that was assumed could be realized from the sale of the business. During the quarter ended May 31, 2001, one major customer canceled the balance of his order, it was determined that the business could not be sold and the value of the spares business was deemed to be overstated. Accordingly, the goodwill was considered impaired and was written off. The increase in the loss was due to the impairment of goodwill of $477,377, an increase in the inventory raw material obsolescence reserve of $39,246, a reserve of $89,812 for work in process inventory, plus the lack of sales to support the necessary amount of overhead. All major accounts of this operation were resolved during fiscal year ended February 28, 2002, accordingly, there was no impact of discontinued operations on the three months ended May 31, 2002.

                              SONO-TEK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 28, 2002, the negative effect on the Company's results of operations would approximate $1,000 for the quarter ended May 31, 2002.


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

Dated: June 26, 2002


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