Form 10QSB
period 2002-08-31
SONO TEK CORP
filed 2002-10-03
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2002

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                              Outstanding as of
                  Class                                      September 26, 2002

Common Stock, par value $.01 per share                               9,105,422

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                         Page


Item 1 - Consolidated Financial Statements:                            1 - 3


Consolidated Balance Sheets - August 31, 2002 (Unaudited) and
         February 28, 2002                                                 1


Consolidated Statements of Operations - Six Months and Three Months Ended
         August 31, 2002 and 2001 (Unaudited)                              2


Consolidated Statements of Cash Flows - Six Months and Three Months Ended
         August 31, 2002 and 2001 (Unaudited)                              3


Notes to Consolidated Financial Statements                             4 - 6


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   7 - 10

Item 3 - Quantitative and Qualitative Disclosure About Market Risk         11

Part II - Other Information                                                12

Signatures                                                                 13

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                 August 31,         February 28,
                                                   2002                 2002
Current Assets                                   Unaudited            Audited
Cash and cash equivalents                        $ 200,383           $ 453,215
Accounts receivable (less allowance of
   $33,825 and $25,000 at August 31 and
   February 28, respectively)                      424,457             380,092
Inventories (Note 2)                               743,760             768,711
Prepaid expenses and other current assets           31,318              68,395
                                                 ---------          ----------
Total current assets                             1,399,918           1,670,413
                                                 ---------          ----------
Equipment, furnishings and leasehold
   improvements (less accumulated
   depreciation of $605,919 and $573,547
   at August 31 and February 28, respectively)     117,298             141,509
Intangible assets, net:
Patents and patents pending (Note 1)                28,571              20,187
Deferred financing fees                             14,803              18,355
                                                 ---------           ---------
Total intangible assets                             43,374              38,542
Other assets                                         8,042               7,667
                                                ----------         -----------

TOTAL ASSETS                                    $1,568,632          $1,858,130
                                                ==========          ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable                                  $193,354            $280,548
Accrued expenses                                   232,752             257,968
Revolving Line of Credit                           312,000             344,000
Current maturities of long term
   loans-related parties (Note3)                    94,470              87,203
Current maturities of long term debt                11,162              22,686
Current maturities of subordinated loans            72,758              60,000
Current maturities of subordinated
  mezzanine debt                                   283,344             118,060
                                                ----------         -----------
Total current liabilities                        1,199,840           1,170,465
Subordinated mezzanine debt                        515,996             643,813
Long term debt, less current maturities            238,419             282,050
Subordinated loans                                  77,243              90,000
Other long-term liabilities                         95,064              98,759
Estimated future costs of discontinued operations     -                167,404
                                                 ---------           ---------
                  Total liabilities              2,126,562           2,723,283
                                                 ---------           ---------
Commitments and Contingencies                        -                   -
Put Warrants (Note 4)                              188,223             188,223

Stockholders' Equity
Common stock,  $.01 par  value;
   25,000,000  shares  authorized,
   9,105,422 shares issued and outstanding
   at August 31 and February 28, respectively       91,055              91,055
     Additional paid-in capital                  6,016,107           6,016,107
     Accumulated deficit                        (6,853,315)         (6,889,716)
                                                ----------          ----------
Total stockholders' deficiency                    (746,153)           (782,554)
                                                ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $1,568,632          $1,858,130
                                                ==========          ==========

See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Six Months            Three Months
                                    Ended August 31,        Ended August 31,
                                       Unaudited              Unaudited
                                    2002        2001       2002         2001
                                    -----------------      -----------------

Net Sales                        $1,485,991  $1,674,331  $705,133    $970,046
Cost of Goods Sold                  686,758     672,578   311,913     352,398
                                 ----------  ---------- ---------    --------
                  Gross Profit      799,233   1,001,753   393,220     617,648
                                 ----------   --------- ---------    --------

Operating Expenses
Research and product development
   costs                            163,171     185,452   108,930      99,916
Marketing and selling expenses      283,042     328,825   133,559     150,681
General and administrative costs    288,118     292,373   152,642     155,014
                                  ---------  ----------   -------    --------

Total Operating Expenses            734,331     806,650   395,131     405,611
                                 ----------   ---------   -------   ---------

Operating Income (Loss)              64,902     195,103    (1,911)    212,037

Interest Expense                   (115,328)   (115,021)  (57,361)    (71,592)
Loss from Affiliate                    -         (9,858)     -           -
Interest and Other Income            86,827       2,976    62,247       1,504
                                  ----------  ----------  --------  ---------

Income from Continuing Operations
  Before Income Taxes                36,401      73,200     2,975     141,949

Income Tax Expense                        0           0         0           0
                                  ---------     --------   --------   -------

Income from Continuing Operations    36,401      73,200     2,975     141,949

Loss from Discontinued Operations      -       (869,229)     -        (87,904)
                                   ---------    --------   ------    --------

Net Income (Loss)                  $ 36,401   $(796,029)   $2,975     $54,045
                                   ========   ==========   ======     =======


Basic Earnings (Loss) Per Share
Earnings from continuing operations   $0.00      $ 0.01     $0.00     $0.02
Loss from discontinued operations      0.00       (0.10)     0.00     (0.01)
                                       ----      -------     ----     ------
Net Earnings (Loss)                   $0.00      $(0.09)    $0.00     $0.01
                                      =====      =======    =====     =====

Diluted Earnings (Loss) Per Share
Earnings from continuing operations  $ 0.00      $ 0.01     $0.00     $0.02
Loss from discontinued operations      0.00       (0.10)     0.00     (0.01)
                                       ----      -------     ----     ------
Net Earnings (Loss)                   $0.00      $(0.09)    $0.00     $0.01
                                      =====      =======    =====      =====

Weighted Average Shares - Basic    9,105,422    9,092,354 9,105,422  9,092,354
                                   =========    ========= =========  =========

Weighted Average Shares - Diluted 10,454,318    9,092,354 10,291,966 9,092,354
                                  ==========    ========= ==========  ========

See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Six Months Ended August  31,
                                               Unaudited           Unaudited
                                                  2002                2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                               $ 36,401           $(796,029)

Adjustments  to  reconcile  net  income
  to net cash  provided  by (used in)
  operating activities:
Loss from discontinued operations                      0             869,229
Depreciation and amortization                     38,238               8,357
Imputed interest expense                          37,467              28,336
Provision for doubtful accounts                    8,825             (82,097)
Non-cash charge for issuance of warrants               0               1,797
   Decrease (Increase) in:
   Accounts receivable                           (53,190)            148,936
   Inventories                                    24,951             143,935
   Prepaid expenses and other current assets      37,077              15,787
   Decrease in:
   Accounts payable and accrued expenses        (112,409)           (392,216)
                                               ---------          ----------
Net Cash Provided by (Used In)
   Continuing Operations                          17,360             (53,965)
Net Cash (Used In) Provided By
   Discontinued Operations                      (167,403)            227,339
                                                ---------          ---------
Net Cash (Used In) Provided By
  Operating Activities                          (150,043)            173,374
                                                ---------           --------


CASH FLOW FROM INVESTING ACTIVITIES:
Patent Application Costs                         (10,701)                  0
(Purchase) Sale of equipment and furnishings      (8,159)             34,092
Deposits                                            (375)                  0
                                                ---------            -------
Net Cash (Used In) Provided By
   Investing Activities                          (19,235)             34,092
                                                --------            -------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from subordinated mezzanine debt              0             300,000
Repayments of loans - related parties            (43,602)           (173,521)
Repayments of note payable and equipment loans   (36,257)            (16,758)
Other Long-term liabilities paid                  (3,695)                  0
                                               ----------     ---------------
Net Cash (Used In) Provided By
  Continuing Operations                          (83,554)            109,721
Net Cash Used In
  Discontinued Operations                              0            (165,069)
                                              ----------           ----------
Net Cash Used In Financing Activities            (83,554)            (55,348)
                                             -----------            --------

NET (DECREASE) INCREASE IN
    CASH AND CASH EQUIVALENTS                   (252,832)            152,118

CASH AND CASH EQUIVALENTS
   Beginning of period                           453,215               3,232
                                               ---------            --------
   End of period                                $200,383            $155,350
                                                ========            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                $135,676             $88,973
                                                ========             =======
       See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Six Months Ended August 31, 2002 and 2001

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

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $63,454 and $61,138 at August 31, 2002 and February 28, 2002, respectively. During the six months ended August 31, 2002, the Company incurred $8,989 of costs related to the documentation and filing fees for a new patent.

NOTE 2:  INVENTORIES

Inventories at August 31, 2002 are comprised of:

          Finished goods                                        $415,701
          Work in process                                        113,564
          Consignment                                              5,437
          Raw materials and subassemblies                        422,852
                                                               ---------
                            Total                                957,554
           Less: Allowance                                      (213,794)
                                                                --------
          Net inventories                                       $743,760
                                                                ========

NOTE 3:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - At Fiscal Year End 2002, loans from directors and former officers in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes commenced on March 31, 2002. During the six months ended August 31, 2002, $6,964 of interest and $36,335 of principal were repaid on these notes.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing (see Note 4).

NOTE 4:  SUBORDINATED MEZZANINE DEBT

On April 30, 2001, Norwood amended the Norwood Note and Warrant Purchase Agreement to increase the Note to $850,000 and the Warrant shares to 2,077,777. The monthly principal payments to commence in October 2001 are $23,612 per month and the balance sheet reflects this monthly rate in reporting the related current maturities. The additional Warrant shares are valued at $188,223 and is accounted for as a discount and is being imputed as additional interest expense over the term of the loan.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing (see Note 3).

NOTE 5:  EARNINGS (LOSS) PER SHARE

The denominators for the calculation of diluted earnings per share for the six and three month periods ended August 31, 2002 are calculated as follows:

                                              6 Months 8/31/02  3 Months 8/31/02
Denominator for basic earnings per share         9,105,422           9,105,422

Dilutive effect of warrants                      1,313,888           1,161,111
Dilutive effect of stock options                    35,008              25,434
                                                 ---------           ---------
                                                 1,348,896           1,186,545
                                                 ---------           ---------
Denominator for dilutive earnings per share     10,454,318          10,291,966
                                                ==========          ==========
There are no reconciling items in the computation of loss per share for the six and three months ended August 31, 2001, as all items are antidilutive.

NOTE 6: NEW ACCOUNTING DEVELOPMENTS

In June 2002, the Financial accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe adopting such standards will have a material effect on the presentation of the financial statements.

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

Liquidity and Capital Resources

The Company has experienced sluggish sales in the six month period ended August 31, 2002. These reduced sales are attributable to the economic slowdown that is affecting the capital goods segment of the economy, and more specifically the electronics industry, which has been our main business. As a result, we have used more than half our cash reserves over the past six months. We are taking steps to preserve our remaining working capital by continuing to seek re-financing of our lending lines and meeting with existing lenders to restructure agreements to defer the payment of principal on certain outstanding loans for the next six months. We believe these measures, assuming all lenders agree, will allow us to maintain adequate working capital until the economy has recovered and our electronic industry sales return to normal levels. The Company continues to see developing opportunities for its technology in newer markets such as biomedical and defense.

The Company's working capital decreased $299,863 from a working capital of $499,948 at February 28, 2002 to $200,085 at August 31, 2002. The decrease in working capital was a result of a decrease in cash of $252,000, an increase in the current maturities of debt of $174,000, a decrease in inventory of $25,000, a decrease in prepaid expenses of $37,000, that was offset by increases in accounts receivable of $44,000, decrease in accounts payable and accrued expenses of $112,000 and repayments of short-term borrowings of $32,000. The stockholders' deficiency decreased $36,401 from $782,554 at February 28, 2002 to $746,143 at August 31, 2002. The decrease in stockholders' deficiency was the result of the net profit of $36,401 for the six months ended August 31, 2002.

Accounts receivable at August 31, 2002 increased $44,365 or 11% from February 28, 2002 due to higher sales levels in the last month of current fiscal period.

Inventory decreased $24,951 or 3% as the result of reduced purchasing in the six months ended August 31, 2002. This reduction was based upon the order level for the Company's principal product, solder flux application products ("fluxers") during the six months ended August 31, 2002. This reduction in the sale of fluxers was due to the slowdown in the manufacture of printed circuit boards.

Accounts payable decreased $87,194 as compared to February 28, 2002 due to the reduced purchasing activity noted above and payments made to vendors during the six months ended August 31, 2002.

Accrued expenses decreased $25,216 principally due to an reduction in accrued payroll expenses of $60,000 offset by an increases in accrued commissions of $10,000, accrued professional fees of $7,000 and accrued marketing expenses of $14,000

The estimated future costs of discontinued operations were reduced $167,404 due to obligations paid or settled in the six months ended August 31, 2002.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of August 31, 2002 the outstanding balance was $312,000.

Results of Continuing Operations

For the six months ended August 31, 2002, the Company's sales decreased $188,340 to $1,485,991 as compared to $1,674,331 for the six months ended August 31, 2001. The decrease was the result of a decrease in nozzle sales of $99,000, a decrease in fluxer sales of $7,000, a decrease in sales of other products of $135,000, partially offset by an increase in cleaning system spare part sales of $53,000.

For the three months ended August 31, 2002, the Company's sales decreased $264,913 to $705,133 as compared to $970,046 for the three months ended August 31, 2001. The decrease was the result of a decrease in nozzle sales of $156,000, a decrease in fluxer sales of $79,000, a decrease in sales of other products of $60,000, partially offset by an increase in cleaning system spare part sales of $31,000.

The Company's gross profit decreased $202,520 to $799,233 for the six months ended August 31, 2002 from $1,001,753 for the six months ended August 31, 2001. The decrease was primarily a result of reduced sales of the Company's products. The gross profit margin was 53.8% of sales for the six months ended August 31, 2002 as compared to 59.8% of sales for the six months ended August 31, 2001. The change in margin occurred as the result of the changing mix of products in each period.

The Company's gross profit decreased $224,429 to $393,219 for the three months ended August 31, 2002 from $617,648 for the three months ended August 31, 2001. The decrease was primarily a result of reduced sales of the Company's products. The gross profit margin was 55.8% of sales for the three months ended August 31, 2002 as compared to 63.7% of sales for the three months ended August 31, 2001. The change in margin occurred as the result of the changing mix of products in each period..

Research and product development costs decreased $22,281 to $163,171 for the six months ended August 31, 2002 from $185,452 for the six months ended August 31, 2001. The decrease was a result of decreased compensation and fringe benefits of $54,000 due to a smaller engineering staff, partially offset by an increase of $32,000 for engineering materials in the current year's period.

Research and product development costs increased $9,014 to $108,930 for the three months ended August 31, 2002 from $99,916 for the three months ended August 31, 2001. The increase was a result of an increase of 21,000 for engineering materials, partially offset by a $10,000 decrease in compensation and fringe benefits due to a smaller engineering staff.

Marketing and selling costs decreased $45,784 to $283,041 for the six months ended August 31, 2002 from $328,825 for the six months ended August 31, 2001. The decrease was a result of decreases in commissions of $37,000, travel costs of $20,000, professional fees of $8,000 and facilities and utilities costs of $5,000, that were offset by increases in trade shows and advertising of $5,000 and increased personnel costs of $18,000.

Marketing and selling costs decreased $17,122 to $133,559 for the three months ended August 31, 2002 from $150,681 for the three months ended August 31, 2001. The decrease was a result of decreases in commissions of $15,000, travel costs of $4,000, professional fees of $4,000, facilities and utilities costs of $4,000 and trade shows of $8,000, that were offset by increased personnel costs of $19,000.

General and administrative costs decreased $4,255 to $288,118 from $292,373 and $2,372 to $152,642 from $155,014 for the six and three months periods ended August 31, 2002 from the six and three months ended August 31, 2001, respectively.

Interest expense was unchanged for the six months ended August 31, 2002 from the six months ended August 31, 2001. Interest expense decreased $14,231 to $57,361 for the three months ended August 31, 2002 from $71,592 for the three months ended August 31, 2001. The decrease is primarily due to reduced interest of $7,000 on related party and bank loans.

Interest and other income increased $83,851 to $86,827 for the six months ended August 31, 2002 from $2.976 for the six months ended August 31, 2001. The increase is primarily due to settlements income of $79,000 with former vendors and sales representatives, and a reduction of the accrual for future rent expense of $6,000. Settlements with former vendors and sales representatives resulted in $60,000 of other income in the three month period ended August 31, 2002.

The Company's profit from continuing operations decreased $36,799 from $73,200 or $.01 per share for the six months ended August 31, 2001 to a profit of $36,401 or $0.004 per share for the six months ended August 31, 2002. For the three months ended August 31, 2002 the Company had income from continuing operations of $2,975 as compared to $141,949 for the three months ended August 31, 2001.

Results of Discontinued Operations

The Company discontinued its cleaning and drying segment during the quarter ended May 31, 2001. The Company's loss from discontinued operations was $869,229 and $87,904 for the six and three month periods ended August 31, 2001. At February 28, 2001 the discontinued operation had residual goodwill of $477,377. This goodwill was based on the residual profits on open contracts at February 28, 2001, the assumed value of the residual spares business, and the value that was assumed could be realized from the sale of the business. During the quarter ended May 31, 2001, one major customer canceled the balance of his order, it was determined that the business could not be sold and the value of the spares business was deemed to be overstated. Accordingly, the goodwill was considered impaired and was written off. The increase in the loss was due to the impairment of goodwill of $477,377, an increase in the inventory raw material obsolescence reserve of $39,246, a reserve of $89,812 for work in process inventory, plus the lack of sales to support the necessary amount of overhead. All major accounts of this operation were resolved during fiscal year ended February 28, 2002, accordingly, there was no impact of discontinued operations on the six and three month periods ended August 31, 2002.


New Accounting Developments

In June 2002, the Financial accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe adopting such standards will have a material effect on the presentation of the financial statements.

                              SONO-TEK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 28, 2002, the negative effect on the Company's results of operations would approximate $2,000 and $1,000 for the six and three month periods ended August 31, 2002, respectively.



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in Securities and Use of Proceeds.
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           The following matters were voted upon at the Company's annual meeting of shareholders held on August 22, 2002.

1. The election of two (2) directors of the Company to serve until the Company's 2004 annual meeting of shareholders.
                                    For                       Against
          Samuel Schwartz           6,968,365                 352,030
          Duncan Urquhart           6,968,365                 352,030
          There were no broker non-votes.

2. Ratify the appointment of Radin Glass & Co. as the Company's independent auditors for the fiscal year ended February 28, 2003.

         For  7,232,026;  Against  84,901;  Abstained 3,468
         There were no broker non-votes.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
        (a)      Exhibits
         99.1     CEO Certification
         99.2     Treasurer Certification

        (b)    Reports on Form 8-K
               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 1, 2002


                                SONO-TEK CORPORATION
                                     (Registrant)


                               /s/ Christopher L. Coccio
                          By: ____________________________________
                                   Christopher L. Coccio
                                   Chief Executive Officer and President