Form 10QSB
period 2002-11-30
SONO TEK CORP
filed 2003-01-14
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2002

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Outstanding as of
       Class                                                  January 9, 2003

Common Stock, par value $.01 per share                               9,200,159

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                        Page


Item 1 - Consolidated Financial Statements:                          1 - 3


Consolidated Balance Sheets - November 30, 2002 (Unaudited) and
February 28, 2002                                                        1


Consolidated Statements of Operations - Nine Months and Three Months Ended
November 30, 2002 and 2001 (Unaudited)                                   2


Consolidated Statements of Cash Flows - Nine Months and Three Months Ended
November 30, 2002 and 2001 (Unaudited)                                   3


Notes to Consolidated Financial Statements                           4 - 6


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                7 - 10

Item 3 - Quantitative and Qualitative Disclosure About Market Risk      11

Part II - Other Information                                             12

Signatures and Certifications                                      13 - 16

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                 November 30,      February 28,
                                                   2002                 2002
Current Assets                                    Unaudited            Audited
Cash and cash equivalents                        $ 164,974           $ 453,215
Accounts receivable (less allowance of
  $12,894 and $25,000 at November 30 and
  February 28, respectively)                       492,628             380,092
Inventories (Note 2)                               769,807             768,711
Prepaid expenses and other current assets           49,748              68,395
                                                 ---------          ----------
Total current assets                             1,477,157           1,670,413
                                                 ---------          ----------
Equipment, furnishings and leasehold
  improvements (less accumulated depreciation
  of $622,129 and $573,547 at November 30
  and February 28, respectively)                   101,086             141,509
Intangible assets, net:
Patents and patents pending (Note 1)                27,507              20,187
Deferred financing fees                             13,027              18,355
                                                ----------          ----------
Total intangible assets                             40,534              38,542
Other assets                                         8,042               7,667
                                                ----------          ----------

TOTAL ASSETS                                    $1,626,819          $1,858,130
                                                ==========          ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable                                  $204,580            $280,548
Accrued expenses                                   237,734             257,968
Revolving Line of Credit                           312,000             344,000
Current maturities of long term
  loans-related parties (Note3)                    106,852              87,203
Current maturities of long term debt                12,115              22,686
Current maturities of subordinated loans            85,738              60,000
Current maturities of subordinated
  mezzanine debt                                   306,956             118,060
                                                 ----------         -----------
Total current liabilities                        1,265,975           1,170,465
Subordinated mezzanine debt                        509,732             643,813
Long term debt, less current maturities            217,081             282,050
Subordinated loans                                  58,364              90,000
Other long-term liabilities                         95,064              98,759
Estimated future costs of
  discontinued operations                             -                167,404
                                                 ---------           ---------
Total liabilities                                2,146,216           2,723,283
                                                 ---------           ---------
Commitments and Contingencies                         -                   -
Put Warrants (Note 4)                              188,223             188,223

Stockholders' Equity (Note 6)
Common stock, $.01 par  value;
  25,000,000  shares  authorized,
  9,200,159 shares issued and  outstanding
  at November 30 and February 28, respectively      92,002              91,055
Additional paid-in capital                       6,033,160           6,016,107
Accumulated deficit                             (6,832,782)         (6,889,716)
                                                 ----------         -----------
Total stockholders' deficiency                    (707,620)           (782,554)
                                                 ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $1,682,819          $1,858,130
                                                ==========          ==========
See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                           Nine Months Ended             Three Months Ended
                             November 30,                   November 30,
                              Unaudited                      Unaudited
                          2002          2001              2002          2001
                        ----------------------           ---------------------

Net Sales              $2,234,027     $2,700,783         $748,036     $1,026,452
Cost of Goods Sold        987,894        987,538          301,136        314,959
                      -----------    -----------        ---------    -----------

Gross Profit            1,246,132      1,713,245          446,900        711,493
                      -----------      ---------        ---------      ---------

Operating Expenses
Research and product
  development costs       262,800        280,920           99,628         95,468
Marketing and
  selling expenses        433,318        484,286          150,277        155,461
General and
  administrative costs    411,863        448,032          123,745        155,660
                        ---------     ----------          -------       --------

Total Operating Expenses1,107,981      1,213,238          373,650        406,589
                       ----------     ----------          -------        -------

Operating Income          138,151        500,007           73,250        304,904

Interest Expense         (168,432)      (178,182)         (53,104)      (63,161)
Loss from Affiliate          -            (9,858)            -             -
Interest and Other Income  90,300          5,693            2,407         2,716
                        ----------     ----------        ---------     ---------

Income from Continuing
  Operations Before
  Income Taxes             60,019        317,660           22,553       244,459

Income Tax Expense          3,085              0            2,020             0
                      -----------    ------------         ---------    --------

Income from Continuing
  Operations               56,934        317,600            20,533      244,459

(Loss) Earnings from
  Discontinued Operations    -          (631,616)             -         237,614
                         --------       --------        ----------      -------

Net Income (Loss)          56,934      $(313,956)          $20,533     $482,073
                         ========     ==========           =======     ========


Basic Earnings (Loss)
  Per Share
Earnings from
  continuing operations     $0.01        $ 0.03             $0.00        $0.03
(Loss) Earnings from
   discontinued operations   0.00         (0.06)             0.00         0.02
                             ----        -------             ----         ----
Net Earnings (Loss)         $0.01        $(0.03)            $0.00        $0.05
                            =====        =======            =====        =====

Diluted Earnings (Loss)
  Per Share (Note 7)
Earnings from
  continuing operations     $0.01        $ 0.03             $0.00         $0.03
(Loss) Earnings from
  discontinued operations    0.00         (0.06)             0.00          0.02
                             ----       -------              ----          ----
Net Earnings (Loss)         $0.01        $(0.03)            $0.00         $0.05
                            =====       =======             =====         =====
Weighted Average
  Shares - Basic        9,136,771     9,093,494         9,200,159     9,095,801
                        =========     =========         =========     =========

Weighted Average
   Shares - Diluted    10,331,578     9,950,087        10,779,137     9,207,228
                       ==========     =========        ==========     =========

See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Nine Months Ended November 30,
                                                         Unaudited
                                                       2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   $ 56,934         $(313,956)
Adjustments to reconcile net income to netcash
provided by (used  in) operating  activities:
Loss  from  discontinued operations                        0           631,616
Depreciation  and  amortization                       57,384            59,505
Imputed interest expense                              54,815            48,027
Provision for doubtful accounts                      (12,106)          (79,347)

Non-cash  charge for  issuance  of  warrants               0             1,797
(Increase)  Decrease  in:
Accounts  receivable                                (100,430)          151,378
Inventories                                           (1,096)          137,951
Prepaid expenses and other current assets             18,647            44,862
Decrease in:
Accounts payableand accrued expenses                 (96,202)         (503,054)
                                                     --------        ----------
Net Cash (Used In)Provided By
   Continuing  Operations                            (22,054)           178,779
Net Cash (Used In) Provided By
   Discontinued  Operations                         (167,403)           296,260
                                                    ---------         ---------
Net Cash (Used In) Provided By Operating Activities (189,457)           475,039
                                                    ---------          --------

CASH FLOW FROM INVESTING ACTIVITIES:
Patent Application Costs                             (10,795)                0
Purchase) Sale of equipment and furnishings           (8,159)            2,763
Deposits                                                (375)            1,501
                                                  -----------         --------

Net Cash (Used In)Provided By Investing Activities   (19,329)            4,264
                                                   ----------         --------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from subordinated mezzanine debt                   0          300,000
Proceeds from issuance of stock                        18,000            2,875
Repayments of loans - related parties                 (44,385)        (173,521)
Repayments of bank loans payable                      (49,375)         (22,321)
Other Long-term liabilities paid                       (3,695)               0
                                                    ----------       ----------
Net Cash (Used In) Provided By Continuing Operations  (79,455)         107,033
Net Cash Used In Discontinued Operations                    0         (231,159)
                                                   -----------        ---------
Net Cash Used In Financing Activities                 (79,455)        (124,126)
                                                   -----------        ---------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                               (288,241)         355,177

CASH AND CASH EQUIVALENTS
Beginning of period                                   453,215            3,232
                                                    ---------         ---------
End of period                                        $164,974          358,409
                                                     ========          =======

SUPPLEMENTAL DISCLOSURE:
Interest paid                                        $135,676          $88,973
                                                     ========          =======
        See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                  Nine Months Ended November 30, 2002 and 2001

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

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $64,612 and $61,138 at November 30, 2002 and February 28, 2002, respectively. During the nine months ended November 30, 2002, the Company incurred $10,795 of costs related to the documentation and filing fees for a new patent.

NOTE 2:  INVENTORIES

Inventories at November 30, 2002 are comprised of:

                  Finished goods                                        $430,324
                  Work in process                                        134,260
                  Consignment                                              5,437
                  Raw materials and subassemblies                        416,580
                                                                       ---------
                                    Total                                986,601
                  Less: Allowance                                      (216,794)
                                                                        --------
                  Net inventories                                       $769,807
                                                                        ========

NOTE 3:  RELATED PARTY TRANSACTIONS

Short term loans - related parties - At Fiscal Year End 2002, loans from directors and former officers in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes commenced on March 31, 2002 and were stopped as of August 31, 2002. Payments of $31,942 of principal and interest, which were due in the period from August 31, 2002 to November 30, 2002, were deferred for a six-month period. During the nine months ended November 30, 2002, $6,964 of interest and $36,335 of principal were repaid on these notes.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing (see Note 4).

NOTE 4:  SUBORDINATED MEZZANINE DEBT

On April 30, 2001, Norwood amended the Norwood Note and Warrant Purchase Agreement to increase the Note to $850,000 and the Warrant shares to 2,077,777. The monthly principal payments to commence in October 2001 are $23,612 per month and the balance sheet reflects this monthly rate in reporting the related current maturities. Principal payments for the three months ended November 30, 2002 in the amount of $70,836 have been deferred in accordance with an agreement with Norwood. The additional Warrant shares are valued at $188,223 and are accounted for as a discount and are being imputed as additional interest expense over the term of the loan.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing (see Note 3).

NOTE 5: DEFERRAL OF PAYMENTS

The Company, in order to conserve its cash assets, has deferred payment of certain of its obligations at November 30, 2002. Such deferrals were:

Current maturities of subordinated mezzanine debt                       $70,836
Current maturities of long-term loans - related parties                  26,916
Current maturities of subordinated loans                                 11,885
Incentive compensation                                                   14,454
Interest                                                                  5,026
                                                                          -----
 Total                                                                 $129,117

NOTE 6: COMMON STOCK ISSUANCE

During September 2002 the Company issued 18,000 shares of common stock to one of its outside professional as payment for services rendered. These shares were issued at fair market value.



NOTE 7:  EARNINGS (LOSS) PER SHARE

The denominators for the calculation of diluted earnings per share for the six and three month periods ended November 30, 2002and 2001 are calculated as follows:

                                   9 Months   9 Months   3 Months   3 Months
                                   11/30/02    11/30/01   11/30/02   11/30/01
Denominator for basic
  earnings per share              9,136,771  9,093,494   9,200,159  9,095,801
Dilutive effect of warrants       1,129,501    856,593     550,000    111,427
Dilutive effect of stock options     65,305       -         28,978       -
                                  ---------  ---------  ----------  ---------
                                  1,194,806    856,593     578,978    111,427
                                  ---------    -------  ----------  ---------
Denominator for dilutive earnings
   per share                     10,331,578  9,950,087   9,779,137  9,207,228
                                 ==========   ========   =========  =========

NOTE 8: NEW ACCOUNTING DEVELOPMENTS

In June 2002, the Financial accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe adopting such standards will have a material effect on the presentation of the financial statements.

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

Liquidity and Capital Resources

The Company has experienced sluggish sales in the nine month period ended November 30, 2002. These reduced sales are attributable to the economic slowdown that is affecting the capital goods segment of the economy, and more specifically the electronics industry, which has been our main business. As a result, we have used more than half our cash reserves over the past nine months. We have taken steps to preserve our remaining working capital by meeting with existing lenders to restructure agreements to defer the payment of principal on certain outstanding loans for the next six months. A total of $129,117 of payments due in the period from August 31, 2002 to November 30, 2002, were deferred for a period of six months. These were comprised of loan principal and interest payments of $114,663 and incentive compensation payments to officers and key management employees of $14,454. We believe these measures will allow us to maintain adequate working capital until the economy has recovered and our electronic industry sales return to normal levels. The Company continues to see developing opportunities for its technology in newer markets such as biomedical and defense.

The Company's working capital decreased $288,766 from a working capital of $499,948 at February 28, 2002 to $211,182 at November 30, 2002. The decrease in working capital was a result of a decrease in cash of $288,000, an increase in the current maturities of debt of $224,000, a decrease in prepaid expenses of $19,000, that was offset by increases in accounts receivable of $113,000, decrease in accounts payable and accrued expenses of $96,000 and repayments of short-term borrowings of $32,000. The stockholders' deficiency decreased $74,934 from $782,554 at February 28, 2002 to $707,620 at November 30, 2002. The
decrease in stockholders' deficiency was the result of the net profit of $56,934 for the nine months ended November 30, 2002 and $18,000 of the common stock issued to one of the Company's outside professionals for services rendered.

Accounts receivable at November 30, 2002 increased $112,536 or 30% from February 28, 2002 due to higher sales levels in the last month of current fiscal period.

Accounts payable decreased $75,968 as compared to February 28, 2002 due to the reduced purchasing activity and payments made to vendors during the nine months ended November 30, 2002.

Accrued expenses decreased $20,234 principally due to a reduction in accrued payroll expenses of $36,000, a reduction of accrued interest of $16,000 due to payments made, offset by an increases in accrued commissions of $6,000, accrued professional fees of $10,000 and accrued marketing expenses of $15,000.

The estimated future costs of discontinued operations were reduced $167,404 due to obligations paid or settled in the nine months ended November 30, 2002.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of November 30, 2002 the outstanding balance was $312,000.

Results of Continuing Operations

For the nine months ended November 30, 2002, the Company's sales decreased $466,756 to $2,234,027 as compared to $2,700,783 for the nine months ended November 30, 2001. The decrease was the result of a decrease in nozzle sales of $47,000, a decrease in fluxer sales of $107,000, a decrease in sales of other products of $359,000, partially offset by an increase in cleaning system spare part sales of $47,000.

For the three months ended November 30, 2002, the Company's sales decreased $278,416 to $748,036 as compared to $1,026,452 for the three months ended November 30, 2001. The decrease was the result of a decrease in fluxer sales of $100,000, a decrease in sales of other products of $224,000, a decrease in cleaning system spare part sales of $7,000, partially offset by an increase in nozzle sales of $52,000.

The Company's gross profit decreased $467,113 to $1,246,132 for the nine months ended November 30, 2002 from $1,713,245 for the nine months ended November 30, 2001. The decrease was primarily a result of reduced sales of the Company's products. The gross profit margin was 55.8% of sales for the nine months ended November 30, 2002 as compared to 63.4% of sales for the nine months ended November 30, 2001. The change in margin occurred as the result of the changing mix of products in each period.

The Company's gross profit decreased $264,593 to $446,900 for the three months ended November 30, 2002 from $711,493 for the three months ended November 30, 2001. The decrease was primarily a result of reduced sales of the Company's products. The gross profit margin was 59.7% of sales for the three months ended November 30, 2002 as compared to 69.3% of sales for the three months ended November 30, 2001. The change in margin occurred as the result of the changing mix of products in each period.

Research and product development costs decreased $18,120 to $262,800 for the nine months ended November 30, 2002 from $280,920 for the nine months ended November 30, 2001. The decrease was a result of decreased compensation, fringe benefits and travel expenses of $68,000 due to a smaller engineering staff, partially offset by an increase of $52,000 for engineering materials in the current year's period.

Research and product development costs increased $4,160 to $99,628 for the three months ended November 30, 2002 from $95,468 for the three months ended November 30, 2001. The increase was a result of an increase of 19,000 for engineering materials, partially offset by a $15,000 decrease in compensation, fringe benefits and travel expenses due to a smaller engineering staff.

Marketing and selling costs decreased $50,968to $433,318 for the nine months ended November 30, 2002 from $484,286 for the nine months ended November 30, 2001. The decrease was a result of decreases in commissions of $48,000, travel costs of $17,000, professional fees of $12,000 and facilities and utilities costs of $4,000, that were offset by increases in advertising of $4,000 and increased personnel costs of $26,000.

Marketing and selling costs decreased $5,184 to $150,277 for the three months ended November 30, 2002 from $155,461 for the three months ended November 30, 2001. The decrease was a result of decreases in commissions of $19,000, professional fees of $4,000 and trade shows and advertising costs of $2,000 that were offset by increased personnel and travel costs of $18,000.

General and administrative costs decreased $36,169 to $411,863 for the nine months ended November 30, 2002 from $448,032 for the nine months ended November 30, 2001. The decrease was a result of a decrease of $12,000 in facilities and utility costs, a reduction of $8,000 in bank fees, reduced travel and entertainment of $7,000, reduced professional fees of $3,000, and reduced license fees of $6,000.

General and administrative costs decreased $31,885 to $123,745 for the three months ended November 30, 2002 from $155,660 for the three months ended November 30, 2001. The decrease was a result of reduced salary and fringe costs of $41,000, a decrease of $5,000 in facilities and utility costs, and reduced license fees of $13,000 offset by increased legal and accounting fees of $14,000 and an increase Director and Officer insurance premiums of $9,000.

Interest expense decreased $9,750 to $168,432 for nine months ended November 30, 2002 from $178,182 for the nine months ended November 30, 2001. The decrease is primarily due to reduced interest of on related party and bank loans.
 Interest expense decreased $10,057 to $53,104 for the three months ended November 30, 2002 from $63,161 for the three months ended November 30, 2001. The decrease is primarily due to reduced interest on related party and bank loans.

Interest and other income increased $84,607 to $90,300 for the nine months ended November 30, 2002 from $5,693 for the nine months ended November 30, 2001. The increase is primarily due to settlements income of $79,000 with former vendors and sales representatives, and a reduction of the accrual for future rent expense of $6,000.

The Company's profit from continuing operations decreased $260,666 from $317,600 or $.03 per share for the nine months ended November 30, 2001 to a profit of $56,934 or $0.005 per share for the nine months ended November 30, 2002. For the three months ended November 30, 2002 the Company had income from continuing operations of $20,533 as compared to $244,459 for the three months ended November 30, 2001.

Results of Discontinued Operations

The Company discontinued its cleaning and drying segment during the quarter ended May 31, 2001. The Company's loss from discontinued operations was $631,616 for the nine month period ended November 30, 2001 and a profit of $237,614 for the three months ended November 30, 2001. At February 28, 2001 the discontinued operation had residual goodwill of $477,377. This goodwill was based on the residual profits on open contracts at February 28, 2001, the assumed value of the residual spares business, and the value that was assumed could be realized from the sale of the business. During the quarter ended May 31, 2001, one major customer canceled the balance of his order, it was determined that the business could not be sold and the value of the spares business was deemed to be overstated. Accordingly, the goodwill was considered impaired and was written off. The increase in the loss was due to the impairment of goodwill of $477,377, an increase in the inventory raw material obsolescence reserve of $39,246, a reserve of $89,812 for work in process inventory, plus the lack of sales to support the necessary amount of overhead. All major accounts of this operation were resolved during fiscal year ended February 28, 2002, accordingly, there was no impact of discontinued operations on the nine and three month periods ended November 30, 2002.

New Accounting Developments

In June 2002, the Financial accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe adopting such standards will have a material effect on the presentation of the financial statements.

                              SONO-TEK CORPORATION
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The interest rate on the Company's debt is based on fluctuations in the prime rates. If the prime rate increased by 1 percentage point from the levels at February 28, 2002, the negative effect on the Company's results of operations would approximate $3,000 and $1,000 for the nine and three month periods ended November 30, 2002, respectively.






































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

Dated: January 13, 2003


                                                 SONO-TEK CORPORATION
                                                       (Registrant)


                                               /s/ Christopher L. Coccio
                                    By: ____________________________________
                                                   Christopher L. Coccio
                                       Chief Executive Officer and President


                                  CERTIFICATION

I, Christopher L. Coccio, certify that:

1.       I have  reviewed this  quarterly  report on Form 10-QSB of Sono-Tek
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                      Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)                    Any  fraud,   whether  or  not  material;   that  involves
                      management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 13, 2003

                                    /s/ Christopher L. Coccio
                                    Christopher L. Coccio
                                    Chief Executive Officer and President




                                  CERTIFICATION

I, J. Duncan Urquhart, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Sono-Tek Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

d) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                      Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

c) All significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)                    Any  fraud,   whether  or  not  material;   that  involves
                      management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  January 13, 2003

                                    /s/ J. Duncan Urquhart
                                    J. Duncan Urquhart
                                    Treasurer
                                                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sono-Tek Corporation on Form 10QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Christopher L. Coccio, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the Financial condition and result of operations of the Company. 3) The Report fully complies with the requirements of section 13(a) and 15(d)of the Securities Exchange Act of 1934; and (4) The information contained in theReport fairly presents, in all material respects, the Financial condition and result of operations of the Company.

/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer and President



                                                                  Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sono-Tek Corporation on Form 10QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Duncan Urquhart, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the Financial condition and result of operations of the Company. 3) The Report fully complies with the requirements of section 13(a) and 15(d)of the Securities Exchange Act of 1934; and (4) The information contained in theReport fairly presents, in all material respects, the Financial condition and result of operations of the Company.

/s/ J. Duncan Urquhart
J. Duncan Urquhart
Treasurer