Form 10KSB
period 2003-02-28
SONO TEK CORP
filed 2003-05-28
CIK 806172

1

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: February 28, 2003

                        Commission File Number: 0-16035

                              SONO-TEK CORPORATION
                 (Name of Small Business Issuer in its Charter)

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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had revenues of $3,157,756 for Fiscal Year ended February 28, 2003.

As of May 20, 2003 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $1,452,437 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $0.18.

The Registrant had 9,200,161 shares of Common Stock outstanding as of May 20, 2003.

                                     PART I
ITEM 1   BUSINESS

Organization and Business.

Sono-Tek Corporation (the "Company" or "Sono-Tek") was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity.

The Company operates in one business segment, spraying systems. Since inception, the spraying systems business has had periods of sales growth and financial stability, but has had sales declines when the electronics industry has had downturns. The Company has diversified its product offerings to provide coating systems to medical device manufacturers, to provide components for coating systems for surface acoustic wave wafers used in sensors, which are being used in homeland defense systems and to provide components used in systems for the manufacture of solder paste.

The Company acquired two cleaning and drying systems businesses in Fiscal Year 2000 and incurred losses in both Fiscal Year 2000 and 2001 in these businesses. During the first quarter of Fiscal Year 2002, the Company discontinued these businesses.

Product Development

The Company has core technology and has developed the following products that have expanded its market opportunities:

1. SonoFlux 2000F - new spray fluxer product - designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000Fare original equipment manufacturers
                      (OEMs) who produce their own electronic circuit boards.

2. Molten Mist - ultrasonic nozzle for atomizing metals and other melts. Used in the manufacture of solder paste and features dual air/liquid cooling and a simple replaceable tip. It is designed to be used by high volume producers of solder paste.

3. SonoFlux XL - new spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. It is designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies.

4. Widetrack - Wide area coating system - uses one nozzle to cover up to 24 inches wide target areas and multiple nozzles to cover any width material. Uses a non-clogging ultrasonic atomizing nozzle to produce a low velocity, highly controllable spray. It is designed to be used by glass manufacturers or by any company that requires efficient web-coating or wide area spraying capability.

5. Medisonic - ultra-thin computer-controlled coating system utilizing licensed and patented technology. This system uses a process of liquid delivery through a Sono-Tek ultrasonic nozzle dispensed into a vacuum environment. It is designed to apply successive coats of polymer-based chemicals to be used by medical device manufacturers to coat stents and other implantable devices.

Management believes that the Company's long-term growth and stability is linked to the development and release of products that provide total solutions to customer needs across a wide spectrum of industries, while advancing the utility of the Company's core technology. The Company expended approximately 11.4% and 9.3% of its Fiscal Years 2003 and 2002 total revenues, respectively, on new engineering and product development.


Manufacturing


The Company purchases circuit board assemblies and sheet metal components from outside suppliers. These materials are available from a wide range of suppliers throughout the world. All raw materials used in the Company's products are readily available from many different domestic suppliers. The Company provides a limited warranty on all of its products covering parts and labor for a period of one year from the date of sale. The Company has a business and quality control system that meets the qualifications of ISO 9001. The Company was ISO 9001 registered in September 1998 and has been recertified annually since then.

Patents

The Company's business is based in part on the technology covered by United States patents held by the Company. Patent applications, based on the United States applications, covering fundamental aspects of the ultrasonic technology developed by the Company, have been issued in several foreign jurisdictions. The Company's effective patents will expire in December 2007. The Company's patent on its central bolt design, used in current product offerings, expires in July 2004.

The Company has a patent pending on a process for coating three-dimensional substrates with thin organic films and products, which is the technology used in its Thinsonic and Medisonic CVD products.

The Company also relies on unpatented know-how in the production of its nozzle systems. The Company has executed non-disclosure, non-compete agreements with all of its employees to safeguard its intellectual property. The Company executes reciprocal non-disclosure agreements with its key customers to safeguard any jointly developed know-how.


Marketing and Distribution

The Company markets and distributes its products through independent sales representatives or sales representative companies, OEMs and through an in-house direct sales force. Many of the Company's sales leads are generated from the Company's Internet web site and from attendance at major industry trade shows.

Competition

The Company operates in a highly competitive environment for its electronics manufacturing equipment. The Company maintains its competitive position by providing highly effective solutions that meet its customers' requirements.

Foreign and Export Sales

During Fiscal Years 2003 and 2002, sales to foreign customers accounted for approximately $656,000 and $800,000, or 21% and 23%, respectively, of total revenues.

Employees

As of May 20, 2003, the Company had 24 full-time employees and two part-time employees. The Company believes that its relationship with its employees is good.


ITEM 2            PROPERTIES

The Company's offices, product development, manufacturing and assembly facilities are located in a building in Milton, New York, consisting of 13,000 square feet pursuant to a lease that expires on November 30, 2003. The Company's current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.




ITEM 3   LEGAL PROCEEDINGS

                  None.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

                  None.










                                     PART II

 ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
                                     ------

(a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated.

FISCAL YEAR ENDED FEBRUARY 28, FEBRUARY 28,
                                       2003                     2002
HIGH LOW HIGH LOW

First Quarter                       $0.50    $0.32           $0.56     $0.20
Second Quarter                       0.40     0.20            0.28      0.09
Third Quarter                        0.25     0.10            0.32      0.08
Fourth Quarter                       0.20     0.12            0.54      0.16

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there is no established public trading market for the Company's Common Stock.

(b) As of May 19, 2003, there were 309 holders of record of the Company's Common Stock.

(c) The Company has not paid any cash dividends on its Common Stock since its inception, and intends to retain earnings, if any, for use in its business and for other corporate purposes. The Company is subject to certain agreements that restrict the payment of cash dividends.

(d) Securities  Authorized for Issuance Under Equity Compensation Plans:

                          Number of           Weighted-          Number of
                      securities to be    average exercise  securities remaining
                         issued upon          price of      available for future
                        exercise of   outstanding options, issuance under equity
                    outstanding options, warrants and rights  compensation plans
                     warrants and rights                  (excluding securities
                                                        reflected in column (a))
                            (a)                 (b)                (c)
Equity compensation plans approved by security holders:
1993 Stock
   Incentive Plan       1,122,562              $.33               377,471

Equity compensation plans not approved by security holders:
  Warrants issued to individuals for
  Monies loaned or services rendered
                        905,000                $.36                  -
Warrants issued in conjunction with
   Subordinated Mezzanine Debt
                      2,077,777                $.13                  -
                     ----------        ------------             -----------

           Total      4,105,339                $.24                377,471
                      =========                ====                =======

Description of Equity Compensation Plans:

1993 Stock Incentive Plan
Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2012.

Under the 1993 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the 1993 plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option.

Warrants Issued to Individuals for Monies Loaned or Services Rendered:

Warrants were issued in Fiscal Year February 28, 2000 to five individuals, including officers and directors, who loaned monies to the Company and one individual who assisted in raising funds for the Company. These warrants are for terms of five years with exercise prices ranging from $.30 per share to $1.00 per share. These warrants expire as follows; 5,000 in March 2004; 600,000 in May 2004; 225,000 in August 2004; 25,000 in January 2005; and 50,000 in May 2005.

Warrants Issued in Conjunction with Subordinated Mezzanine Debt:

Warrants were issued to Norwood Venture Corporation in conjunction with $850,000 in funding supplied to the Company. Stock purchase warrants (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at exercise prices of $0.30 and $.10 per share, respectively. In connection with an amendment to the Norwood Agreement, in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. The Put Warrants can be put to the Company from May 29, 2006 to May 29, 2007 as defined by the Agreement, and they expire on September 30, 2010. ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

- Ability to continue to obtain deferral of principal payments from its note holders;

The Company undertakes no obligation to update publicly any forward-looking statement.

Overview

The Company experienced sluggish sales in the year ended February 28, 2003. These reduced sales are attributable to the economic slowdown that is affecting the capital goods segment of the economy, and more specifically the electronics industry, which has been our main business. As a result, we have used $187,557 of our cash reserves over the last year. A total of $248,588 of payments due in the period from August 31, 2003 to February 28, 2003 were deferred. These were comprised of loan principal and interest of $219,680 and incentive compensation payments to officers and key management employees of $28,907. Monthly payments of approximately $37,000 continue to be deferred after February 28, 2003. There can be no assurances that creditors will allow continued deferrals.

The Company continues to see developing opportunities for its technology in newer markets such as biomedical and defense and in the eventual recovery of the economy and the electronics industry.

Liquidity and Capital Resources

The Company's working capital increased $27,137 from $499,948 at February 28, 2002 to $527,085 at February 28, 2003. The increase in working capital was principally the result of decreases in cash of $188,000, accounts receivables of $5,000, prepaid expenses of $12,000, a decrease in the current portion of debt of $29,000, reductions in accounts payable and accrued expenses of $144,000, and an increase in inventory of $26,000. The stockholders' deficiency decreased $143,101 from $782,554 at February 28, 2002 to $639,453 at February 28, 2003.
The decrease in stockholders' deficiency was the result of the net profit of $120,956, investment of $18,000 and $4,145 of imputed interest on amounts owed to one of the Company's directors. The Company has operated profitably for the last seven fiscal quarters.

Accounts receivable at February 28, 2003 decreased $5,052, or 1%, from February 28, 2002 due to better collection efforts in the twelve months ended February 28, 2003.

Inventory increased $25,955, or 3%, as the result of additional labor and overhead capitalized at February 28, 2003 due to current labor rates.

Accounts payable decreased $131,000 as compared to February 28, 2002 due to reduced purchasing activity and payments made to vendors on current and overdue amounts during the year ended February 28, 2003.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company, and is personally guaranteed by the former Chief Executive Officer of the Company. As of February 28, 2003, the outstanding balance was $312,000.

During the first quarter of Fiscal Year 2002, the Company discontinued the production of capital equipment in the cleaning and drying systems segment focused on sales of ultrasonic nozzles. As the result of taking these steps, the Company was able to remain profitable for the remainder of Fiscal Year 2002.

Results of Operations

The operations of the Company reflect improved operating margins since payroll and operating expenses were reduced during the quarter ended May 31, 2001 in order to provide positive cash flow. This was accomplished by downsizing the spraying systems business through layoffs, salary reductions, and cutbacks in employee benefits. The Company also reduced costs by changing outside professionals and other service providers.

For the year ended February 28, 2003, the Company's sales decreased $311,653 to $3,157,756, as compared to $3,469,409 for the year ended February 28, 2002. The decrease was a result of a decrease in MCS nozzle-spraying system and specialty coating system sales of $546,000 partially offset by increases in fluxer sales of $192,000, nozzle sales of $5,000 and, an increase in cleaning system spare parts and service of $38,000. The sales decrease in specialty coating system sales was caused by fewer orders placed for systems for national defense contracts. The increase in fluxer sales was due to the successful introduction of new products, the SonoFlux XL and the SonoFlux 2000F.

The Company's gross profit decreased $399,440, to $1,775,080 for the year ended February 28, 2003 from $2,174,520 for the year ended February 28, 2002. The decrease was primarily a result of lower sales of the Company's products that were offset by the related material costs and labor. The change in the mix of the Company's products sold affected the gross margin percentage, which was reduced from 63% for the year ended February 28, 2002, to 56% for the year ended February 28, 2003.

Research and product development costs increased $40,723, to $361,783 for the year ended February 28, 2003, from $321,060 for the year ended February 28, 2002. The increase was a result of product development costs on new fluxer systems and continued work on the CVD (chemical vapor deposition) product line.

Marketing and selling costs decreased $47,091 to $615,736 for the year ended February 28, 2003 from $662,827, for the year ended February 28, 2002. The decrease was a result of decreases in marketing and consultant expenses of $39,000, sales commissions of $23,000, trade show costs of $26,000, and travel expenses of $3,000, facilities and other costs of $16,000, which were offset by increased personnel costs of $60,000.

General and administrative costs decreased $21,211, from $577,471, for the year ended February 28, 2002, to $556,260 for the year ended February 28, 2003. The decrease was attributable to reduced consulting expenses of $13,000, royalty expenses of $17,000, travel expenses of $8,000, bank fees of $11,000, reduced facility and utility costs of $7,000 and other cost reductions of 11,000, partially offset by increased personnel costs of $4,000, increased accounting and legal fees of $6,000, increased bad debt provision of $22,000, and increased directors and officers insurance of $14,000.

Interest and other income increased $50,332 for the year ended February 28, 2003 as compared to February 28, 2002 primarily as the result of profits realized on settlements with vendors.

Interest expense was reduced $15,000 for the year ended February 28, 2003 as compared to the year ended February 28, 2002 as the result of repayments made and a drop in prevailing interest rates.

The Company's income from continuing operations decreased $309,556, from $430,522 or $0.05 per share, for the year ended February 28, 2002, to $120,956, or $.01 per share, for the year ended February 28, 2003.

Results of Discontinued Operations

The Company did not experience any loss from discontinued operations during the year ended February 28, 2003.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially may result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 3 to our consolidated financial statements. Long-Lived Assets (including Tangible and Intangible Assets)

We acquired two businesses in recent years, which resulted in intangible assets being recorded. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgements regarding the existence of impairment indicators and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors. Future events could cause us to conclude that impairment indicators exist and that other tangible or intangible assets is impaired. In fiscal 2002, the Company recorded a $477,377 write down of goodwill due to such impairment evaluation.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.


Impact of New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS or other accounting pronouncements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will only require the Company to have additional disclosures regarding the Put Warrants and will not have a material effect on the financial statements. We will adopt SFAS No. 150 in the first quarter of fiscal 2004.

ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 20 to 40.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
------

Not applicable





                                    PART III

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors

Name                            Age       Position with the Company

Harvey L. Berger                 64      Director and Chief Technologist
Christopher L. Coccio            62      Chief Executive Officer, President
                                            and a Director
Samuel Schwartz                  83      Chairman and Director*
Jeffrey O. Spiegel               44      Director*
J. Duncan Urquhart               49      Treasurer and Director*

*  Member of the Audit Committee and Compensation Committee.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Schwartz and Urquhart run until the annual meeting to be held in 2004, and the term of Drs. Berger and Coccio, and Mr. Spiegel run until the annual meeting to be held in 2003, and in each case until their respective successors are duly elected and qualified.

(b)      Identification of Executive Officers

Name                      Age      Position with the Company

Christopher L. Coccio     62     Chief Executive Officer, President and Director
Vincent F. DeMaio         65     Vice President
R. Stephen Harshbarger    35     Vice President
Duncan Urquhart           49     Treasurer

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

DR. CHRISTOPHER L. COCCIO has been a Director of the Company since June 1998. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly's Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Mr. Coccio received a B.S.M.E. from Stevens Institute of Technology, a M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering. He was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001.

VINCENT F. DEMAIO has been Vice President of Manufacturing of the Company since March 2003. He joined the Company in August 1991 as Production Manager and has served as Field Service Manager and Director of Operations. Prior to joining the Company Mr. DeMaio was an independent real estate developer from 1987 to 1991. From 1956 to 1987, Mr. DeMaio was employed by IBM Corporation in various manufacturing positions the last being Manufacturing Supervisor over 600 employees.

R. STEPHEN HARSHBARGER has been Vice President of the Company since June 2000. He joined the Company in October 1993 as a Sales Engineer and served in various sales management capacities from 1997 to 2000. Prior to joining the Company, Mr. Harshbarger was the Sales and Marketing Coordinator at Plasmaco, Inc., a developer and manufacturer of state-of-the-art flat panel displays. He is a graduate of Bentley College, with a major in Finance and a minor in Marketing.

SAMUEL SCHWARTZ has been a Director of the Company since August 1987, and was Chairman of the Board from February 1993 to May 1999. In April 2001, he accepted the position as Acting Chairman of the Board. He became Chairman in August 2001. From 1959 to 1992, he was the Chairman and Chief Executive Officer of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.CH.E. from Rensselaer Polytechnic Institute in 1941 and a M.CH.E. from New York University in 1948.

JEFFREY SPIEGEL has been a Director of the Company since November 2000. He is the President and Chief Executive Officer of Randa Corp., a position he has held since 1986. Randa Corp. is an international men's accessory company. Mr. Spiegel received a B.A. from Brandeis University in 1979.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is not aware of any reports required by section 16(a) that were not filed on a timely basis.


ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for Fiscal Years ended February 28, 2003, 2002 and 2001, for each named officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the Fiscal Year ended February 28, 2003.





                           SUMMARY COMPENSATION TABLE

                                                 Long Term
                       Annual Compensation      Compensation
                                              Awards, Securities
Name and                                         Underlying      All Other
Principal Position     Year Salary($) Bonus($)    Options(#)   Compensation ($)1
--------------------------------------------------------------------------------

Christopher L. Coccio  2003 $124,462  $7,500         0              $1,260
CEO, President and     2002  $92,354 $40,000         0                $178
    Director

1 Dollar amounts are Company contributions under the Company's retirement plan. 2 Dr. Coccio became an employee of the Company as of May 7, 2001.

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

Christopher L. Coccio    275,000          62%          $.20           11/14/2012


The following table sets forth information regarding option exercises during the Fiscal Years ended February 28, 2003 and 2002, as well as any unexercised options held as of February 28, 2003 and 2002 by each named executive who received in excess of $100,000 in salary and bonus.

             Aggregate Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year End Option/ SAR Values

                                      Number of Securities       Value of
                                         Underlying             Unexercised
                                      Unexercised Options   In-the Money Options
                  Shares               Fiscal Year End(#) At Fiscal Year End($)
               Acquired on   Value    Exercisable           Exercisable
Name            Exercise  Realized            Unexercisable        Unexercisable
                    (#)       ($)
--------------------------------------------------------------------------------
Christopher Coccio   0         0       420,000     75,000      $1,000     $0


Audit Committee

The Company's Board of Directors has an Audit Committee composed of Samuel Schwartz, Jeffrey Spiegel and J. Duncan Urquhart. The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors has a Compensation Committee composed of Samuel Schwartz, Jeffrey Spiegel and J. Duncan Urquhart. However, the Compensation Committee serves an advisory function only. All decisions regarding compensation are made by the full Board of Directors.









     ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

The following information is furnished as of May 20, 2003, to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if                                     Amount
   more than 5%) of                                    Beneficially
   Beneficial owner                                       Owned          Percent
Directors and Officers
     *Harvey L. Berger                                  386,700(1)          4.2%
     *Christopher L. Coccio                             461,000(2)          4.8%
     *Samuel Schwartz                                   997,083(3)         10.6%
     *Jeffrey O. Spiegel                                 98,217(4)          1.4%
     *J. Duncan Urquhart                                 40,000(5)           **
                                                     ----------         --------
All Executive Officers and Directors as a Group (7)   2,143,568(6)         21.0%

Additional 5% owners
     Herbert Spiegel                                    513,692             5.6%
     425 East 58th Street
     New York, NY  10022

     Norwood Venture Corporation                     2,077,777(7)          18.4%
     65 Norwood Avenue
     Montclair, NJ 07043

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
** Less than 1%

1 Includes  4,000  shares in the name of Dr.  Berger's  wife and 65,000  options deemed exercisable issued under the 1993 Plan.
2 Includes 420,000 options deemedexercisable issued under the 1993 Plan. Does not include 75,000 options that arenot yet vested.
3 Includes 300,000 warrants deemed exercisable awarded by theBoard of Directors in May 1999 and 20,000 options deemed exercisable issued under the 1993 Plan. Does not include 20,000 options that are not yet vested.
4 Includes 20,000 options deemed exercisable issued under the 1993Plan.
5 Includes  40,000 options deemed  exercisable  issued under the 1993 Plan. Does not include 20,000 options that are not yet vested.
6 Includes 712,500 options deemed exercisable issued under the 1993 Plan, 300,000 warrants deemed exercisable awarded by the Board of Directors in May 1999. Does not include 122,5000 options that are not yet vested.
7 Includes 1,100,000 warrants deemed exercisable issued on September 30, 1999,
  244,444 warrants deemed exercisable issued on December 20, 2000, and 733,333 warrants deemed exercisable issued on April 30, 2001, all in conjunction with a loan, as amended, made to the Company.





ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Norwood loans - On April 30, 2001, in order to induce the advance of an additional $300,000 by Norwood, certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional mezzanine financing. Interest expense of $103,416.64 was paid to Norwood and $26,371 was forwarded to these individuals during Fiscal Year 2003.

Short-term loans - At Fiscal Year End 2002, loans from directors, former officers and related parties in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes on a monthly basis commenced March 31, 2002. Interest expense of $16,468 was either paid or accrued to these parties during this fiscal year.

Consulting agreement -
At February 28, 2003 and February 28, 2002, prior years' consulting fees of $69,076 recorded from 1993 to 1996 to the Company's Chairman of the Board have been reclassified as long-term. Accordingly, $4,145 in interest expense has been imputed and charged to paid-in capital in each of the two years then ended.


ITEM 13  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

(a)(1) The consolidated financial statements and schedules listed in the accompanying "Index to Consolidated Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.  Description
3(a)1    Certificate of Incorporation of the Company and all amendments thereto.
3(b)2    By-laws of the Company as amended.
3(c)3    Certificate of Amendment of the Certificate of Incorporation,
         dated September 30, 1999.
3(d)9    Restated Certificate of Incorporation
4(a)4    Form of Warrant.
4(b)4    Master Security Agreement.
4(c)     The Company agrees to furnish a copy of the equipment
         loan referred to in the Company's financial statements
         to  the Commission upon request.
4(d)5    Letter  agreement  between the Company and The Bank of New York.
4(e)6    Former CEO's Personal Guarantee for the Bank of New York.
4(f)3 Note and Warrant Purchase Agreement dated September 29, 1999 by and between the Company and Norwood Venture Corp.
4(g)3 Note issued by the Company, dated September 29, 1999, in the principal sum of $450,000.
4(h)3 Common Stock Purchase Warrant, dated September 29, 1999, issued by the Company to Norwood Venture Corp.
4(i)3 General Security Agreement, dated September 29, 1999, issued by the Company in favor of Norwood Venture Corp.
4(j)10 Amended, Note and Warrant Purchase Agreements dated December 22, 2000 and April 30, 2001 by and between the Company and Norwood Venture Corp.
4(k)11 Amended Note and Warrant Purchase Agreement dated October 24, 2001 between the Company and Norwood Venture Corp.
10(a)8   Lease forthe Company's facilities in Milton, NY dated December 1, 1999.
*10(e) 7 1993 Stock Incentive Plan as amended.
10(f) 6  Bank of New York Line of Credit.
21       Subsidiaries of Small Business Issuer.
23(a)    Independent Auditors' Consent.
99-1     CEO Certification.
99-2     Treasurer Certification.

* Management Contract or Compensatory Plan.

1 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1994.
2 Incorporated herein by reference to exhibit 2 to Amendment No. 1 to Form 8-A, SEC file #0-16035.
3 Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1999.
4 Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1993.
5 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended May 31, 1996.
6 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1999.
7 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended August 31, 1998.
8 Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 2000.
9 Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended November 30, 2000.
10 Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 2001.
11 Incorporated herein by reference to the Company's Form 10-QSB quarterly report for the quarter ended November 30, 2001.

(b)      Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the period covered by this report.






ITEM 14       CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, President and Chief Operating Officer of the Company, and J. Duncan Urquhart,
Treasurer of the Company have evaluated the Company's disclosure controls and procedures within 90 days of filing this Form 10-KSB. Based on their evaluations, Messrs. Coccio and Urquhart have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and Forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after the date of their evaluations. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.



ITEM 15       DISCLOSURE OF FEES PAID TO PRINCIPAL ACCOUNTANTS

For the Fiscal Years ended February 28, 2003 and 2002 the Company paid or accrued fees of approximately $29,000 and $44,000 for services rendered by Radin Glass & Co., LLP, its independent auditors. These fees included audit services and tax return preparation. For Fiscal Year ended February 28, 2002, the fees include $15,000 for the re-audit and certification of Fiscal Year ended February 28, 2001.

                              SONO-TEK CORPORATION

                                   FORM 10-KSB

                                     ITEM 7

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 28, 2003


INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet at February 28, 2003

Consolidated Statements of Operations
   For the Years Ended February 28, 2003 and February 28, 2002

Consolidated Statements of Stockholders' Equity (Deficiency)
   For the Years Ended February 28, 2003 and February 28, 2002

Consolidated Statements of Cash Flows
   For the Years Ended February 28, 2003 and February 28, 2002

Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Sono-tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-tek Corporation as of February 28, 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flow for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-tek Corporation, as of February 28, 2003 and the results of their operation and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.





/S/Radin, Glass & Co., LLP
Certified Public Accountants

New York, New York
May 2, 2003

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                    February 28,
                                                                       2003
Current Assets
Cash and cash equivalents                                             $265,658
Accounts receivable (less allowance of $13,675)                        375,040
Inventories (Note 7)                                                   794,666
Prepaid expenses and other current assets                               56,023
                                                                   -----------
Total current assets                                                 1,491,387

Equipment, furnishings and leasehold
  improvements(less accumulated depreciation of $638,341)(Note 8)       84,878
Intangible assets, net:
Patents and patents pending (Note 3)                                    29,520
Deferred financing fees (Note 14)                                       11,251
                                                                    ----------
Total intangible assets                                                 40,771
Other assets                                                             6,541
                                                                    ----------
TOTAL ASSETS                                                        $1,623,577
                                                                    ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable                                                      $149,920
Accrued expenses (Note 10)                                             244,286
Revolving Line of Credit (Note 11)                                     312,000
Current maturities of long term loans-related
    parties (Notes 13 & 19)                                             63,924
Current maturities of long term debt (Notes 13)                          9,072
Current maturities of subordinated mezzanine debt (Note 14)            141,672
Current maturities of subordinated loans (Note 12)                      43,428
                                                                      --------
Total current liabilities                                              964,302
Subordinated  mezzanine debt (Note 14)                                 690,722
Long term debt,  less current  maturities  (Notes 13 & 19)             250,033
Subordinated loans (Notes  12)                                         100,674
Other  long-term   liabilities   (Note  19)                             69,076
                                                                     ---------
Total liabilities                                                    2,074,807

Commitments and Contingencies (Note 15)                                   -

Put Warrants (Note 14)                                                 188,223

Stockholders' Deficiency
Common stock, $.01 par value; 25,000,000 shares authorized,
9,200,161 issued and outstanding                                        92,002
Additional paid-in capital                                           6,037,305
Accumulated deficit                                                 (6,768,760)
                                                                     ---------
Total stockholders'deficiency                                         (639,453)
                                                                     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $1,623,577
                                                                    ==========
                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended
                                                       February 28, February 28,
                                                          2003          2002
                                                          ----          ----

Net Sales (Note 20)                                   $3,157,756    $3,469,409
Cost of Goods Sold                                     1,382,676     1,294,889
                                                       ---------     ---------
     Gross Profit                                      1,775,080     2,174,520
                                                       ---------     ---------

Operating Expenses
Research and product development                         361,783       321,060
Marketing and selling                                    615,736       662,827
General and administrative                               556,260       577,471
                                                         -------       -------
     Total Operating Expenses                          1,533,779     1,561,358
                                                       ---------     ---------

Operating Income                                         241,301       613,162

Interest Expense                                        (228,488)     (243,536)
Interest and Other Income (Loss)                         111,228        60,896
                                                       ---------    ----------
Income from Continuing Operations
  Before Income Tax Expense                              123,430       430,522
Income Tax Expense (Note 16)                               3,085          -
                                                       ---------    ----------
Income from continuing operations                        120,956       430,522

Loss from discontinued operations (Note 6)                  -         (616,913)
                                                       ---------     ---------

Net Income (Loss)                                       $120,956     $(186,391)
                                                        ========     ==========

Basic and Diluted Earnings (Loss) Per Share (Note 18)
     Continuing Operations                                 $0.01         $0.05
     Discontinued Operations                                 -           (0.07)
                                                           -----         -----
Net Loss                                                   $0.01        ($0.02)
                                                           =====        ======

Weighted Average Shares - Basic                        9,152,401     9,096,436
                                                       =========     =========

Weighted Average Shares - Diluted                     10,265,644     9,096,436
                                                      ==========     =========



                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
               YEARS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

                                                                      Total
                            Common Stock   Additional Accumulated  Stockholders'
                           Par Value $.01   Paid-In     Deficit     (Defiency)
                          ----------------  Capital
                            Shares   Amount --------- -----------  ---------

Balance -
  February 28, 2001       9,092,354 $90,924 $6,007,037 $(6,703,325)  ($605,364)

Conversion of bonus          13,068     131      2,744        -          2,875
Non-employee stock
options                        -       -         2,181        -          2,181
Imputed interest
  - affiliate loan             -       -         4,145        -          4,145
Net Loss                       -       -          -       (186,391)   (186,391)
                         ---------- ------- ----------- -----------   ---------
Balance -
  February 28, 2002       9,105,422  91,055  6,016,107  (6,889,716)   (782,554)

Issuance of common stock     94,739     947     17,053        -         18,000
Imputed interest
  - affiliate loan             -       -         4,145        -          4,145
Net Income                     -       -          -        120,956     120,956
                         ----------  ------- ---------  ----------    ---------
Balance -
  February 28, 2003       9,200,161 $92,002 $6,037,305 $(6,768,760)  $(639,453)
                          ========= ======= ========== ============  ==========



                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               Years Ended
                                                      February 28,  February 28,
                                                         2003          2002
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $120,956       $(186,391)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Loss from discontinued operations                       -            616,913
  Depreciation and amortization                         76,532          77,176
  Imputed interest expense                              74,666          72,193
  Provision for doubtful accounts                      (11,325)        (91,581)
  (Increase) decrease in:
     Accounts receivable                                16,377         305,094
     Inventories                                       (25,955)         27,985
     Prepaid expenses and other current assets          12,371          26,698
     Other assets                                         -                501
  Increase (decrease) in:
     Accounts payable and accrued expenses            (144,309)       (672,136)
                                                     ---------       ---------
Net Cash Provided By Continuing Operations             119,313         176,452
Net Cash (Used In) Provided By
    Discontinued Operations                           (167,403)        284,480
                                                      ---------       --------
Net Cash (Used In)Provided By Operating Activities     (48,090)        462,932
                                                      --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of equipment, furnishings
 and leasehold improvements                             (8,165)          3,547
Patent filing costs                                    (13,965)           -
Other assets                                             1,126            -
                                                         -----           -----
Net Cash (Used In)Provided By Continuing Operations    (21,004)          3,547
                                                       -------           -----
Net Cash (Used In) Provided By Investing Activities    (21,004)          3,547
                                                        ------           -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                         18,000           2,875
Proceeds from exercise of warrants and options            -              2,181
Proceeds from subordinated mezzanine debt                 -            300,000
Renegotiation of short-term and other liabilities         -            161,487
Repayment under revolving credit line                  (32,000)           -
Repayments of note payable and equipment loans         (22,686)        (27,990)
Repayment of notes to related parties                  (46,196)       (173,521)
Repayment of subordinated debt                          (5,898)           -
Payment of long-term liabilities                       (29,683)           -
                                                        ------        --------
Net Cash (Used in) Provided by Continuing Operations  (118,463)        265,032
Net Cash (Used in) Discontinued Operations                -           (281,528)
                                                       -------         -------
Net Cash Used in Financing Activities                 (118,463)        (16,496)
                                                       -------          ------

NET (DECREASE)   INCREASE IN CASH AND
        CASH EQUIVALENTS                              (187,557)        449,983
CASH AND CASH EQUIVALENTS
   Beginning of year                                   453,215           3,232
                                                       -------         -------
   End of year                                        $265,658        $453,215
                                                      ========        ========

                       See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

NOTE 1:  BUSINESS DESCRIPTION

The Company was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity.

NOTE 2:  FINANCIAL CONSIDERATIONS AND MANAGEMENT'S PLANS

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

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $100,000 insurable limits at a given bank. At February 28, 2003, the Company had $122,307 over the insurable limit.





Supplemental Cash Flow Disclosure -
                                                           Years Ended
                                                   February 28,     February 28,
                                                      2003             2002
Interest paid
Continuing Operations                               $168,644         $191,485
                                                    ========         ========
Discontinued Operations                                 -             $16,482
                                                                      =======
Income taxes paid                                       -                -
Non-cash items:
     Interest expense for issuance of warrants       $70,521          $68,048
                                                     =======           =======
      Interest expense imputed on affiliate loan      $4,145            $4,145
                                                      ======            ======
     Conversion of accrued bonus to equity              -               $2,875
                                                                        ======
     Stock issued and warrants and options
         granted for services                        $18,000            $2,181
                                                     =======            ======

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods. Consignment goods are spare parts used by outside sales representatives for emergency repairs performed on customer's equipment.

Equipment, Furnishings and Leasehold Improvements - Equipment, furnishings and leasehold improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years.

Product Warranty - Expected future product warranty expense is recorded when the product is sold.

Patent and Patent Pending Costs - Costs of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products, which are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $65,770 at February 28, 2003.

Amortization of Discounts on Borrowings - A discount between the face value of borrowings and the fair value of the proceeds received are amortized over the term of the borrowing using the effective-interest method. Borrowings are reported net of the related unamortized discount.

Deferred Financing Fees - Deferred financing fees of $35,523 at February 28, 2003 are being amortized over the term of the related debt. Accumulated amortization was $24,272 at February 28, 2003.

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

In the fourth quarter of Fiscal Year 2001, the Company identified indicators that goodwill related to two acquisitions, one made in Fiscal Year 2000 the other in Fiscal Year 2001, was impaired. The indicators consisted of lack of future orders, low profit on equipment sales and the termination of the two principals of the previous S&K company that were responsible for equipment sales. The Company estimated it would not likely realize positive future cash flows from these acquired businesses and, therefore, recorded a write-off of the goodwill related to such acquisitions. During the first quarter of Fiscal Year 2002, the Company wrote off the residual goodwill of $477,377 (See Note 6).

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

Impact of New Accounting Pronouncements -

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS or other accounting pronouncements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will only require the Company to have additional disclosures regarding the Put Warrants and will not have a material effect on the financial statements. We will adopt SFAS No. 150 in the first quarter of fiscal 2004.


NOTE 4:  SEGMENT INFORMATION

The Company currently operates in one business segment, spraying systems and is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment.


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

Serec - On September 21, 2000, the Company acquired for $100,000, plus closing costs, certain intellectual property and intangible assets of Serec Corporation, a Rhode Island corporation, which manufactured and sold solvent based cleaning systems. Professional fees and other costs of $10,313, $7,500 of which was attributed to the issuance of common stock, were capitalized as additional purchase price. The aggregate purchase price of $110,313 was recorded as goodwill due to the inability to specifically identify the values associated with the various intangible assets acquired. The goodwill was to be amortized on the straight-line basis over five years. Subsequent to the year ended February 28, 2001, the Company discontinued the cleaning and drying systems segment. At February 28, 2001, the Company wrote off $100,313 in goodwill due to the impairment. During September 2001, the assets of Serec were sold for $35,000.


NOTE 6:  DISCONTINUED OPERATIONS

In order to decrease its losses, the Company moved to discontinue the operations of the cleaning and drying systems segment during the first quarter of Fiscal 2002.

The accompanying statements of operations have been reclassified so that the results for the cleaning and drying systems segment are classified as discontinued operations for the Fiscal Year ended February 28, 2002. The statements of cash flows and related notes to the consolidated financial statements have also been reclassified to conform to the discontinued operations presentation.
Summary operating results of the discontinued operations are as follows:

                                                             February 28,
                                                                 2002
Revenues                                                       $1,229,665
Expenses                                                        1,846,578
                                                                ---------
Loss from discontinued operations                              $ (616,913)
                                                               ===========

At February 28, 2001, the Company wrote off $669,697 remaining goodwill for this segment due to the impairment. The Company wrote off the balance of $477,377 of the goodwill as of May 31, 2001 due to impairment as the Company determined that it would not realize future positive cash flows from the residual assets and uncompleted orders of this business. Additionally, the Company wrote off impaired accounts receivable of $30,000, impaired inventory of $81,057, impaired fixed assets of $70,511, and provided reserves for future rent and utility costs of $27,430. The Company reached settlements with substantially all of the vendors and creditors of the discontinued operations, which resulted in forgiveness of liabilities and debt of $337,587. There were no additional costs of discontinuance for the orderly liquidation of the disposed assets and liabilities.


NOTE 7:  INVENTORIES

Inventories consist of the following:

                                                                February 28,
                                                                    2003
                                                                    ----
Raw Materials                                                    $314,941
Work-in-process                                                   316,869
Consignment                                                         3,342
Finished Goods                                                    379,308
                                                                ---------
Totals                                                          1,014,460
Less:  Allowance                                                 (219,794)
                                                                ---------
                                                                $ 794,666
                                                                =========

NOTE 8:  EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS


Equipment, furnishings and leasehold improvements consist of the following:

                                                                February 28,
                                                                    2003
                                                                    ----
Laboratory equipment                                              $82,395
Machinery and equipment                                           394,412
Leasehold improvements                                             43,865
Furniture and fixtures                                            202,547
                                                                 --------
Totals                                                            723,219
Less:  accumulated depreciation                                  (638,341)
                                                                 --------
                                                                  $84,878
                                                                  =======
NOTE 10:  ACCRUED EXPENSES


Accrued expenses consist of the following:

                                                                February 28,
                                                                    2003
                                                                    ----
Accrued compensation                                              $92,483
Sales tax liability                                                37,271
Accrued interest                                                   16,361
Accrued marketing expense                                          22,695
Estimated warranty costs                                            9,900
Accrued commissions                                                 8,845
Professional fees                                                  18,731
Other accrued expenses                                             38,000
                                                                 --------
                                                                 $244,286
                                                                 ========
NOTE 11:  REVOLVING LINE OF CREDIT
The Company has a $350,000 revolving line of credit that carries an interest rate of prime plus 2% (6.25% at February 28, 2003). The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former CEO of the Company. The line of credit is payable on demand. As of February 28, 2003, the balance was $312,000.


NOTE 12:  SUBORDINATED LOANS

Two subordinated loans for a total of $144,102 were converted from S&K debt to Company debt on August 3, 1999. These notes were rewritten in August 2002 and are payable over four years with equal principal payments plus accrued interest at 6% on the unpaid balance. In April 2003, the Company and the note holders reached an agreement to limit repayments for six months to principal of $1,500 per month plus interest with the balance of payments to be renegotiated in August 2003, based on the Company's ability to increase repayments.

NOTE 13:  LONG-TERM DEBT

Long-term debt of continuing operations consists of the following:

                                                                 February 28,
                                                                    2003
                                                                    ----
Notes payable to related parties, payable monthly In
installments of $7,267 plus monthly interest of 5%
over 48 months through March 31, 2006.                            $302,617

Equipment loan, bank, collateralized by related production
equipment, payable in monthly installments of principal of
$756 plus interest at 2% over the bank's prime rate (6.25% at
February 28, 2003) through May 2005.                                20,412
                                                                    ------

Total long term debt                                               323,029
Due within one year                                                (72,996)
                                                                  --------
Due after one year                                                $250,033
                                                                  ========

Long-term debt is payable as follows (as of February 28, 2003):
Fiscal Year ending February,
                        2004                                      $ 72,996
                        2005                                        96,275
                        2006                                        89,471
                        2007                                        64,287
                                                                  --------
                                                                  $323,029
                                                                  ========

The Company reached agreements with its note holders to defer principal and interest payments on their notes.

NOTE 14:  SUBORDINATED MEZZANINE DEBT

On September 30, 1999, the Company entered into a 12%, $450,000 Note and Warrant Purchase Agreement with Norwood Venture Corporation ("Norwood Note") less a proportionate equity share of the greatest of three different valuations of the Company upon exercise of the Put Warrants. On December 22, 2000, Norwood amended the Note and Warrant Purchase Agreement ("Agreement") to increase the note to $550,000. On April 30, 2001, Norwood amended the Agreement to increase the note by $300,000 to $850,000 and the warrant shares to 2,077,777. In connection with this additional loan, $50,000 of advances from certain shareholders and directors was repaid (See note 20). The Norwood Note, as amended, requires interest payments through September 2002, followed by monthly principal payments of $23,612 and interest through September 2005. The Norwood Note is collateralized by certain assets of the Company. The Norwood Note, among other things, restricts the payment of dividends.

In addition, the original Norwood Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Note and will be amortized over the life of the principal repayment term of the Agreement. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at an exercise price of $0.30 and $.10 per share, respectively. In connection with an amendment to the Agreement in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount to the loan and is being imputed as additional interest over the term of the loan. The unamortized discount at February 28, 2003 is $17,606. The Put Warrants can be put to the Company from May 29, 2006 to May 29, 2007 as defined by the Agreement, and they expire on September 30, 2010.

The deferred financing fees of $35,523 incurred to acquire the Norwood Note are being amortized over the life of the loan. Accumulated amortization of the deferred financing fees was $24,272 at February 28, 2003.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

Litigation - During the normal course of business, the Company is involved in various routine legal matters. The Company believes the outcome of these matters will not have a material adverse effect on the Company's financial statements.

Leases - Total rent expense was approximately $78,447 and $78,060, for the two years ended February 28, 2003 and February 28, 2002, respectively.

The Company has $58,835 in future minimum obligations under its lease, which expires in Fiscal Year 2004.



NOTE 16:  INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows: February 28, February 28,
                                         2003      %           2002        %
                                         ----      -           ----        -
   Computed tax (benefit)
          at maximum rate              41,125     34.0       $(63,373)   (34.0)
   Non-deductible goodwill                  0      0          162,308     87.0
   Other permanent differences          2,440      2.0          3,304      1.8
   Change in valuation
      allowance for tax
      effect of operating
       loss carryforwards             (43,565)   (36.0)      (102,239)   (54.8)
                                    ---------   ------       --------   ------
    Provision for
       income taxes                  $   -          -        $   -        -
                                    =========   ======       ========   ======

The net deferred tax asset is comprised of the following:

                                                              February 28,
                                                                 2003
    Allowance for doubtful accounts                             $5,000
    Accumulated depreciation                                    20,000
    Accumulated amortization                                     5,000
    Inventory                                                  166,000
    Accrued vacation                                             6,000
    Accrued expenses                                            52,000
    Net operating losses and other
                 carryforwards                               1,475,000
    Net deferred tax assets before                           ---------
                 valuation allowance                         1,729,000
    Deferred tax asset valuation allowance                  (1,729,000)
                                                             ---------
    Net deferred tax asset                                  $     -
                                                            ==========

The change in the valuation allowance was $144,000 for the year ended February 28, 2003.

At February 28, 2003, the Company has available net operating loss carryforwards of approximately $4,337,190 for income tax purposes, which expire between fiscal 2004 and fiscal 2022. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2021. The net operating loss and credit carryforwards generated by S&K prior to the acquisition are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 17:  STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2012.

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

During Fiscal Year 2003, the Company granted options for 415,000 shares exercisable at between $0.15 per share and $0.30 per share to qualified employees and 40,000 shares exercisable at $0.37 to directors of the Company.

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

A summary of the 1993 Plan activity for the two years ended February 28, 2003 is as follows:
                                                        Weighted Average
                               Stock Options              Exercise Price
                            Outstanding Exercisable  Outstanding    Exercisable

Balance-February 28, 2001    1,125,062    598,699      $.69           $.52
Granted Fiscal Year 2002       367,500                  .23
Canceled Fiscal Year 2002     (652,500)                (.53)
                             ---------                 ----
Balance - February 28, 2002    840,062    752,187       .50           $.59
Granted Fiscal Year 2003       445,000                  .22
Canceled Fiscal Year 2003     (162,500)                (.49)
                             ---------                 -----
Balance - February 28, 2003  1,122,562    903,062      $.33          $.35
                             =========                 =====         ====

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2003 and 2002:

                                                   Weighted         Weighted
                                                    Average         Average
                                                   Exercise           Fair
                                         Shares      Price            Value
                                         ------    --------        --------
Year ended February 28, 2002:
Exercise price exceeds market price        -       $   -            $   -
Exercise price equals market price       367,500      .23             .16
Exercise price is less that market price    -          -                -

Year ended February 28, 2003:
Exercise price exceeds market price      275,000   $  .20          $  .15
Exercise price equals market price       170,000      .16             .16
Exercise price is less that market price    -          -                -




The following table summarizes information about stock options outstanding and exercisable at February 28, 2003:




                          Outstanding and Exerciseable
                                     Weighted      Weighted
                           Shares    Average       Average       Number
                                     Remaining     Exercise    Exercisable
                                    Life In Years    Price
Range of exercise prices:
$.09 to $.20               587,500     9.2           $.18         446,000

$.21 to $.50               377,500     6.0           $.33         302,500

$.51 to $.90               102,562     5.9           $.60         102,562

$1.00 to $1.53              55,000     7.5          $1.43          52,000


The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2003 and 2002were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 107% and 105% in Fiscal Years 2003 and 2002, respectively, risk-free interest rate of approximately 3.25% and 5.00% in Fiscal Years 2003 and 2002, and expected lives of option grants of approximately five years.

The estimated fair value of options granted during Fiscal Years 2003 and 2002 were $.22 and $.28 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income
(loss) and basic and diluted earnings (loss) per share for the years ended February 28, 2003 and February 28, 2002 would have been changed to the pro forma amounts indicated below:

                                               2003                       2002
                                               ----                       ----
Net Profit (Loss):
      As reported                           $120,956                  $(186,391)
      Pro forma                            $  19,184                  $(290,690)

Basic and diluted earnings (loss) per share (see Note 18):
      As reported                            $.01                       $(.02)
      Pro forma                              $.00                       $(.03)

Warrants - There were no warrants issued during Fiscal 2003 and 2002. 370,175 warrants issued in 1999 in conjunction with the retirement of subordinated debt expired in Fiscal 2003.

During Fiscal Year 2001, warrants to purchase 50,000 shares of the Company's common stock were issued to a former officer of the Company in acknowledgment of short-term loans granted to the Company in Fiscal Year 2000. One warrant is to purchase 25,000 shares of the Company's common stock at $0.50 per share, the other warrant is to purchase 25,000 shares of the Company's common stock at $1.00 per share. Both warrants expire March 3, 2005.

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


NOTE 18:  EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                              February 28,         February 28,
                                                  2003                  2002
Numerator for basic and diluted
      Earnings (loss) per share:
 Continuing operations                          $120,956           $375,310
 Discontinued operations                         -               (2,005,799)
                                                --------          ----------
  Net earnings (loss)                            $120,956        $(1,630,489)
                                                 ========        ============
Denominator:
Denominator for basic earnings (loss)
  weighted average shares                       9,152,401          9,096,436
Effects of dilutive securities:
  Warrants                                      1,020,085              0*
 Stock options for employees,
    directors and outside consultants              93,158              0*
                                               ----------       -------------
Denominator for diluted earnings
  (loss) per share                             10,265,644          9,096,436*
                                               ==========          =========

Basic Earnings (Loss) Per Share-
 Continuing Operations                            $.01                $.05
 Discontinued Operations                           .00                (.07)
                                                 -----                -----
Net earnings (loss)                               $.01               $(.02)
                                                  ====               ======
Diluted Earnings (Loss) Per Share-
  Continuing Operations                           $.01                $.05
  Discontinued Operations                          .00                (.07)
                                                   ---                -----
Net earnings (loss)                               $.01               $(.02)*
                                                  ====               ======

* The warrants and stock options are antidilutive during Fiscal Year 2002 as a result of the net losses and, therefore, are not considered in the Diluted EPS calculation.

NOTE 19:  RELATED PARTY TRANSACTIONS

Norwood loans - On April 30, 2001, in order to induce the advance of an additional $300,000 by Norwood Venture Corp. ("Norwood"), certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional mezzanine financing. Interest expense of $26,371 and $24,500 was paid to Norwood and forwarded to these individuals during Fiscal Years 2003 and 2002, respectively.

Short-term loans - related parties -

At Fiscal Year End 2002, loans from directors, former officers and related parties in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes on a monthly basis commenced March 31, 2002. Earlier during the year, related party loans in the amount of $146,000 were repaid with interest. The total interest charge for related party notes was $16,468 and$25,653 for the fiscal year ended February 28, 2003 and 2002, respectively.

Consulting agreement -
At February 28, 2002, prior years' consulting fees of $69,076 recorded from 1993 to 1996 to the Company's Chairman of the Board have been reclassified as long-term. Accordingly, $4,145 in interest expense has been imputed and charged to paid-in capital in each of the two years ended February 28, 2003 and 2002.


NOTE 20:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

From continuing operations - For the year ended February 28, 2002, one customer accounted for 12% of the Company's sales.

Export sales to customers located outside the United States were approximately as follows:

                                   February 28,                 February 28,
                                      2003                          2002
                                      ----                          ----
Western Europe                      $356,000                      $533,000
Far East                             170,000                        80,000
Other                                130,000                       187,000
                                     -------                       -------
                                    $656,000                      $810,000
                                    ========                      ========

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2003
Sono-Tek Corporation
(Registrant)

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio  May 27, 2003    /s/ Samuel Schwartz   May 27, 2003
----------------------------                  -------------------
Christopher L. Coccio                        Samuel Schwartz
Chief Executive Officer,                     Chairman and Director
President and Director

/s/ J. Duncan Urquhart     May 27, 2003  /s/ Dr. Harvey L Berger    May 27, 2003
----------------------                   ----------------------
J. Duncan Urquhart                           Dr. Harvey L. Berger
Treasurer and Director                       Director

/s/ Jeffrey O. Spiegel     May 27, 2003 /s/ R. Stephen Harshbarger  May 27, 2003
----------------------                      --------------------------
Jeffrey O. Spiegel                          R. Stephen Harshbarger
Director                                    Vice President

/s/ Vincent F. DeMaio      May 27, 2003
---------------------
Vincent F. DeMaio
Vice President





                                                             CERTIFICATION

I, Christopher L. Coccio, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Sono-Tek Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this annual report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c)Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) Any fraud, whether or not material; that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  May 27, 2003

                                    /s/ Christopher L. Coccio
                                    Christopher L. Coccio
                                    Chief Executive Officer and President

                                                             CERTIFICATION

I, J. Duncan Urquhart, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Sono-Tek Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

             a) All  significant  deficiencies  in the design or  operation of
             internal   controls   which   could   adversely   effect   the
             registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material; that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  May 27, 2003

                                    /s/ J. Duncan Urquhart
                                    J. Duncan Urquhart
                                    Treasurer

                                                                      Exhibit 21


         Sono-Tek Corporation
         Fiscal Year Ended February 28, 2003


         Subsidiaries of Small Business Issuer


         Name                                          State of Incorporation

         Sono-Tek Cleaning Systems, Inc.               New Jersey

                                                                   Exhibit 23(a)


Consent of Independent Auditors


We consent to the use in connection with the Annual report on Form 10-KSB of SONO-TEK CORPORATION, of our report dated May 2, 2003 relating to the financial statements of SONO-TEK CORPORATION and Subsidiary as of February 28, 2003 and for each of the two years ended February 28, 2003.

/s/ Radin Glass & co., LLP
Certified Public Accountants

New York, New York
May 27, 2003

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sono-Tek Corporation on Form 10-KSB for the period ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Christopher L. Coccio, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Christopher L. Coccio


Christopher L. Coccio
Chief Executive Officer and President

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sono-Tek Corporation on Form 10-KSB for the period ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Duncan Urquhart, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ J. Duncan Urquhart


J. Duncan Urquhart
Treasurer