Form 10QSB
period 2003-05-31
SONO TEK CORP
filed 2003-07-11
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended: May 31, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACTS OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
        (Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Outstanding as of
                  Class                                   June 27, 2003

Common Stock, par value $.01 per share                       9,200,161

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                        Page


Item 1 - Consolidated Financial Statements:                          1 - 3


Consolidated Balance Sheets - May 31, 2003 (Unaudited) and
     February 28, 2003                                                 1


Consolidated Statements of Operations - Three Months Ended
      May 31, 2003 and 2002 (Unaudited)                                2


Consolidated Statements of Cash Flows - Three Months Ended
         May 31, 2003 and 2002 (Unaudited)                             3


Notes to Consolidated Financial Statements                           4 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                 10 - 12

Item 3 - Controls and Procedures                                       13

Part II - Other Information                                            13

Signatures and Certifications                                        14 - 17

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                               May 31,          February 28,
                                                2003                 2003
                                             Unaudited             Audited
Current Assets                               ---------             -------
Cash and cash equivalents                    $ 279,925           $ 265,658
Accounts receivable (less
  allowance of $14,812 and $13,675
  at May 31 and February 28, respectively)     366,914             375,040
Inventories                                    804,541             794,666
Prepaid expenses and other current assets       34,116              56,023
                                             ---------           ---------
           Total current assets              1,485,496           1,491,387
                                             ---------           ---------
Equipment, furnishings and leasehold
   improvements (less accumulated depreciation
   of $648,102 and $638,341 at May 31 and
   February 28, respectively)                   77,425              84,878
Intangible assets, net:
  Patents and patents pending                   28,291              29,520
  Deferred financing fees                        9,475              11,251
                                            ----------          ----------
Total intangible assets                         37,766              40,771
Other assets                                     6,541               6,541
                                            ----------          ----------
TOTAL ASSETS                                $1,607,228          $1,623,577
                                            ==========          ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable                              $117,533            $149,920
Accrued expenses                               248,061             244,286
Line of Credit                                 312,000             312,000
Current maturities of long term
  loans-related parties                         82,672              63,924
Current maturities of long term debt             9,072               9,072
Current maturities of subordinated
  mezzanine debt                               212,508             141,672
Current maturities of subordinated loans        58,500              43,428
                                             ---------            --------
  Total current liabilities                  1,040,346             964,302
Subordinated mezzanine debt                    633,852             690,722
Long term debt, less current maturities        225,963             250,033
Subordinated loans                              78,174             100,674
Other long-term liabilities                     69,076              69,076
                                             ---------           ---------
  Total liabilities                          2,047,411           2,074,807
                                             ---------           ---------

Commitments and Contingencies                    -                   -
Put Warrants                                   188,223             188,223

Stockholders' Equity
Common  stock,  $.01 par value;
  25,000,000  shares  authorized,
  9,200,161 shares issued and
  outstanding at May 31 and
  February 28, respectively                     92,002              92,002
Additional paid-in capital                   6,037,305           6,037,305
Accumulated deficit                         (6,757,713)         (6,768,760)
                                            -----------         -----------
  Total stockholders' deficiency              (628,406)           (639,453)
                                            -----------         -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                   $1,607,228          $1,623,577
                                             ==========          ==========

      See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended May 31,
                                                      Unaudited
                                                2003                2002
                                                ----                ----
Net Sales                                    $758,523            $780,858
Cost of Goods Sold                            319,518             374,844
                                             --------           ---------
  Gross Profit                                439,005             406,014
                                             --------           ---------

Operating Expenses
Research and product development costs         93,257              54,242
Marketing and selling expenses                149,258             149,482
General and administrative costs              135,707             135,476
                                              -------             -------

  Total Operating Expenses                    378,222             339,200
                                              -------             -------

Operating Income                               60,783              66,814

Interest Expense                              (50,710)            (57,968)
Interest and Other Income                         974              24,580
                                               ------              ------

Income Before Income Taxes                     11,047              33,426

Income Tax Expense                                  0                   0
                                              -------             -------

Net Income                                    $11,047             $33,426
                                              =======             =======

Basic Earnings Per Share
  Net Earnings per share                         $0.00              $0.00
                                                 =====              =====

Diluted Earnings Per Share
  Net Earnings per share                         $0.00              $0.00
                                                 =====              =====

Weighted Average Shares - Basic              9,200,161           9,105,422
                                             =========           =========

Weighted Average Shares - Diluted           10,137,303          10,819,772
                                            ==========          ==========

See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Three Months Ended May 31,
                                                     Unaudited
                                                2003                2002
                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit                                    $11,047             $33,426

Adjustments  to  reconcile  net  profit
   to net cash  provided  by (used in)
   operating activities:
   Imputed interest expense on
      subordinated mezzanine debt              13,968              19,163
   Depreciation and amortization               12,764              19,106
   Provision for doubtful accounts              1,137               7,455
   (Increase) decrease in:
      Account receivable                        6,989             (40,024)
      Inventories                              (9,875)             41,931
      Prepaid expenses and
         other current assets                  21,907              19,384
    Decrease in:
      Accounts payable and accrued expenses   (28,613)            (51,125)
                                               ------             -------
Net Cash Provided By Continuing Operations     29,324              49,316
Net Cash (Used In) Discontinued Operations          0             (92,772)
                                               ------             --------
Net Cash Provided By (Used In)
    Operating Activities                       29,324             (43,456)
                                               ------             --------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchase of equipment and furnishings       (2,309)             (6,683)
   Patent costs                                     0             (17,485)
   Other                                            0               1,275
                                               ------             -------
Net Cash (Used In) Investing Activities        (2,309)            (22,893)
                                              -------             -------

CASH FLOW FROM FINANCING ACTIVITIES:
   Renegotiation of debt repayments            18,748             (32,000)
   Repayments of notes payable
      and equipment loans                     (31,496)            (27,537)
                                            ---------            --------
Net Cash (Used In) Financing Activities       (12,748)            (59,537)
                                            ---------            --------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                       14,267            (125,886)

CASH AND CASH EQUIVALENTS
   Beginning of period                        265,658             453,215
                                            ---------           ---------
   End of period                             $279,925           $ 327,329
                                             ========           =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                            $  34,733           $  36,855
                                            =========           =========

See notes to consolidated  financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Three Months Ended May 31, 2003 and 2002

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), that the Company acquired on August 3, 1999. SCS is a non-operating entity. All significant intercompany accounts and transactions are eliminated in consolidation.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2003, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Stock-Based Employee Compensation - The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), "Accounting for Stock-Based Compensation". Under SFAS 123, the Company will continue to apply the provisions of APB 25 to its stock-based employee compensation arrangements, and is only required to supplement its financial statements with additional pro-forma disclosures. The Company has elected to provide the related pro-forma disclosures utilizing an intrinsic value method of accounting for such stock based compensation.

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products that are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $66,998 and $65,770 at May 31, 2003 and February 28, 2003, respectively.

Accounting for Financial Instruments - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will only require the Company to have additional disclosures regarding the Put Warrants and will not have a material effect on the financial statements. The Company adopted SFAS No. 150 in the three months ended May 31, 2003.


NOTE 2:  INVENTORIES

Inventories at May 31, 2003 are comprised of:

Finished goods                                        $412,669
Work in process                                        304,361
Consignment                                              3,342
Raw materials and subassemblies                        306,963
                                                     ---------
Total                                                1,027,335
Less: Allowance                                       (222,794)
                                                      --------
Net inventories                                       $804,541
                                                      ========

NOTE 3:  RELATED PARTY TRANSACTIONS

Short-term loans - related parties - At Fiscal Year End 2002, loans from directors and former officers in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes commenced on March 31, 2002. Payments of $65,274 of principal and interest due in the period from August 31, 2002 to May 31, 2003 have been deferred in order to maintain the Company's liquidity.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood in its subordinated mezzanine financing.

NOTE 4:  SUBORDINATED MEZZANINE DEBT

On April 30, 2001, the Company and Norwood Ventures Corporation amended the Norwood Note and Warrant Purchase Agreement to increase the Note to $850,000 and the Warrant shares to 2,077,777. The monthly principal payments to commence in October 2001 were $23,612 per month and have been deferred until August 2003.

On September 30, 1999, the Company entered into a 12%, $450,000 Note and Warrant Purchase Agreement with Norwood Venture Corporation ("Norwood Note") less a proportionate equity share of the greatest of three different valuations of the Company upon exercise of the Put Warrants. On December 22, 2000, Norwood amended the Note and Warrant Purchase Agreement ("Agreement") to increase the note to $550,000. On April 30, 2001, Norwood amended the Agreement to increase the note by $300,000 to $850,000 and the warrant shares to 2,077,777. In connection with this additional loan, $50,000 of advances from certain shareholders and directors was repaid (See note 20). The Norwood Note, as amended, requires interest payments through September 2002, followed by monthly principal payments of $23,612 and interest through September 2005. Certain assets of the Company collateralize the Norwood Note. The Norwood Note, among other things, restricts the payment of dividends.

In addition, the original Norwood Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Note and will be amortized over the life of the principal repayment term of the Agreement. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at an exercise price of $0.30 and $.10 per share, respectively. In connection with an amendment to the Agreement in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount to the loan and is being imputed as additional interest over the term of the loan. The unamortized discount at May 31, 2003 is $3,640. The aggregate exercise price of the Put Warrants is $275,000 for the purchase of 2,077,777 shares of common stock

The Put Warrant holders may, commencing after the delivery of the February 28, 2006 audited financial statements and terminating one year thereafter, require the Company to purchase such warrants at a price equal to the result calculated by subtracting the aggregate exercise of the warrants to the extent remaining from the product of the greatest of;

a) the fair market value of the Company as determined by an independent appraiser as at the end of the Company's fiscal year end February 28, 2006 (the "Company's 2006 Fiscal Year"),

b) five times EBITDA for the Company's 2006 Fiscal Year or, if higher, average EBITDA for such year and the fiscal year of the Company immediately prior to such year, or

c) the book value of the  Company  as at the end of the  Company's  2006  Fiscal
Year,

multiplied by the fraction of (the "Put Fraction") the numerator of which is the total number of shares of common stock, the Put Warrant holders would own upon such exercise of the warrants and the denominator would be the total number of common shares outstanding upon the exercise of all equity rights to acquire common stock.

Depending on the fair value of the Company based on the above computations from the Company's 2006 Fiscal Year results will depend on if the Company will be required, if such Put Warrant holders exercise their put warrants, to pay up to $275,000 for the warrants.
These warrants are exercisable for the purchase of up to 2,077,777 shares of common stock.


NOTE 5: DEFERRAL OF PAYMENTS

The Company, in order to conserve its cash assets, has deferred payment of certain of its obligations at May 31, 2003. Such deferrals were:

Current maturities of subordinated mezzanine debt                    $188,896
Current maturities of long-term loans - related parties                56,236
Current maturities of subordinated loans                               40,821
Incentive compensation                                                 25,294
Interest                                                                9,038
                                                                   -----------
    Total                                                            $320,285


NOTE 6: STOCK OPTIONS AND WARRANTS

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

During Fiscal Year 2003, the Company granted options for 415,000 shares exercisable at between $0.15 per share and $0.30 per share to qualified employees and 40,000 shares exercisable at $0.37 to directors of the Company. There were no stock options granted in the three month period ended May 31, 2003.

A summary of the 1993 Plan activity for the year ended February 28, 2003 and the period ended May 31, 2003 is as follows:
                                                           Weighted Average
                                    Stock Options           Exercise Price
                                ----------------------- -----------------------
                                Outstanding Exercisable Outstanding Exercisable
                                ----------- ----------- ----------- -----------
Balance - February 28, 2002       840,062     752,187      $.50       $.59
Granted Fiscal Year 2003          445,000                   .22
Canceled Fiscal Year 2003         (162,500)                (.49)
                                 --------                 -----
Balance - February 28, 2003     1,122,562     903,062      $.33       $.35

Granted period
  ended May 31, 2003                    0                   .0
Canceled period
  ended May 31, 2003              (15,000)                (.25)
                                ---------                -----
Balance - May 31, 2003          1,107,562      896,312     $.33       $.35
                                =========                 =====       ====

Information, at date of issuance, regarding stock option grants for the year ended February 28, 2003 and period ended May 31, 2003

                                           Shares      Weighted      Weighted
                                                        Average       Average

Year ended February 28, 2003

Exercise price exceeds market price        275,000       $0.20         $0.15
Exercise price equals market price         170,000        0.16          0.16
Exercise price is less than market price      -            -             -



Period ended May 31, 2003

Exercise price exceeds market price         -          $-            $-
Exercise price equals market price          -           -             -
Exercise price is less than market price    -           -             -


The following table summarizes information about stock options outstanding and exercisable at May 31, 2003:

                                              Outstanding and Exercisable
                                      Weighted
                          Number       Average  Weighted-
                        Outstanding   Remaining Average
                                       Life in  Exercise        Number
Range of exercise prices:               Years     Price       Exercisable
$.09 to $.20             587,500         8.9      $.18          446,000

$.21 to $.50             371,250         5.8      $.33          295,750

$.51 to $.90             102,562         5.6      $.60          102,562

$1.00 to $1.53            55,000         7.3     $1.43           52,000

The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2003 and three month period ended May 31, 2003 were estimated on the dates of grant using the Black Scholes model with the following weighted-average assumptions used: expected volatility of approximately 107% in Fiscal Year 2003 and the three month period ended May 31, 2003, risk-free interest rate of approximately 3.25% in Fiscal Years 2003 and the three month period ended May 31, 2003, and expected lives of option grants of approximately five years.

The estimated fair value of options granted during Fiscal Years 2003 were $.22 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the three months ended May 31, 2003 and 2002 would have been changed to the pro forma amounts indicated below:
                                                     Three Months Ended May 31,
                                                 2003                      2002
Net Profit (Loss):
As reported                                   $11,047                   $33,426
Deduct: Total stock based
employee  compensation under
intrinsic value based method
for all awards, net of
tax effects                                         0                         0
                                              -------                   -------
Pro forma                                     $11,047                   $33,426
                                              =======                   =======
Basic and diluted earnings (loss) per share:
As reported                                     $0.00                     $0.00
Pro forma                                       $0.00                     $0.00

Warrants - There were no warrants issued during Fiscal 2004 and 2003. 370,175 warrants issued in 1999 in conjunction with the retirement of subordinated debt expired in Fiscal 2003.


NOTE 7:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2003 and 2002 are calculated as follows:
                                                    May 31, 2003  May 31, 2002

Denominator for basic earnings per share              9,200,161     9,105,422

Dilutive effect of warrants                             882,125     1,653,015
Dilutive effect of stock options                         55,016        61,334
                                                        -------     ---------

Denominator for dilutive earnings per share          10,137,303    10,819,772
                                                     ==========    ==========

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

- Ability to continue to obtain deferral of principal payments from its note holders.

The Company undertakes no obligation to update publicly any forward-looking statement.

Liquidity and Capital Resources
The Company's working capital decreased $81,936 from a working capital of $527,085 at February 28, 2003 to $445,149 at May 31, 2003. The decrease in working capital was a result of an increase in the current maturities of debt of $104,000, a decrease in accounts receivable of $8,000, a decrease in prepaid expenses of $22,000, an increase in accrued expenses of $4,000 that was offset by increases in cash of $14,000, inventory of $10,000, and a decrease in accounts payable of $32,000. The stockholders' deficiency decreased $11,047 from $639,453 at February 28, 2003 to $628,406 at May 31, 2003. The decrease in stockholders' deficiency was the result of the net profit of $11,047 for the three months ended May 31, 2003.

Accounts receivable at May 31, 2003 decreased $8,126 or 2% from February 28, 2003 due to lower sales levels in this quarter as compared to the last quarter of the prior fiscal year.

Inventory increased $9,875 or 1% as the result of lower than anticipated sales in the current quarter. The increase was principally due to an increase in finished goods inventory as the result of equipment installed at customer sites for evaluation purposes.

Accounts payable decreased $32,387 or 22% as compared to February 28, 2003 due to the reduced purchasing activity and payments made to vendors during the three months ended May 31, 2003.

The Company currently has a $350,000 line of credit with a bank, in the form of a demand note. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of May 31, 2003 and February 28, 2003 the outstanding balance was $312,000. New borrowings are presently precluded under this note.

Results of Operations

For the three months ended May 31, 2003, the Company's sales decreased $22,335 to $758,523 as compared to $780,858 for the three months ended May 31, 2002. The decrease was a result of a decrease in nozzle sales of $21,000, a decrease in cleaning system spare part sales of $3,000, a decrease in sales of other products of $6,000, partially offset by an increase in fluxer sales of $9,000.

The Company's gross profit increased $32,992 to $439,005 for the three months ended May 31, 2003 from $406,013 for the three months ended May 31, 2002 The gross profit margin was 57.9% of sales for the three months ended May 31, 2003 as compared to 52.0% of sales for the three months ended May 31, 2002. The change in margin occurred as the result of the changing mix of products in each period.

Research and product development costs increased $39,016 to $93,257 for the three months ended May 31, 2003 from $54,242 for the three months ended May 31, 2002. Research and product development costs of $39,000 incurred in the three months ended May 31, 2002 were used to manufacture saleable inventory items, and accordingly, were recorded in inventory. During the three months ended May 31, 2003 research and development personnel were not utilized for manufacturing.

Marketing and selling costs and general and administrative costs were unchanged for the three months ended May 31, 2003 from three the months ended May 31, 2002

Interest expense decreased $7,258 to $50,712 for the three months ended May 31, 2003 from $57,968 for the three months ended May 31, 2002. The decrease is primarily due to reduced interest and amortization on the Norwood loans of $5,200 and reduced interest of $2,000 on related party and bank loans.

Interest and other income decreased $23,607 for the three months ended May 31, 2003 as compared to the three months ended May 31, 2002. The decrease is primarily due to settlements of $17,000 with former vendors and sales representatives, and a reduction of the accrual for future rent expense of $6,000 recorded in the prior year's period.

The Company's net income was $11,047 for the three months ended May 31, 2003 as compared to $33,426 for the three months ended May 31, 2002. Earnings per common share were $.001 for the three months ended May 31, 2003 as compared to $.003 for the three months ended May 31, 2002.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see note 3 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 28, 2003.

Accounting for Income Taxes

As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate its income taxes. Management judgment is required in determining the provision on its deferred tax asset. The Company recorded a valuation reserve for the full deferred tax asset from the net operating losses carried forward due to the Company not demonstrating consistent profitable operations. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust such valuation reserve recorded.

Impact of New Accounting Pronouncements
In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will only require the Company to have additional disclosures regarding the Put Warrants and will not have a material effect on the financial statements. The Company adopted SFAS No. 150 in the three months ended May 31, 2003.


SONO-TEK CORPORATION CONTROLS AND PROCEDURES
The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, President and Chief Operating Officer of the Company, and Harvey L. Berger, Treasurer of the Company have evaluated the Company's disclosure controls and procedures as of May 31, 2003. Based on their evaluations, Messrs. Coccio and Berger have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and Forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after May 31, 2003. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


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

         Item 3.    Defaults Upon Senior Securities
                    None

         Item 4.    Submission of Matters to a Vote of Security Holders
                    None

         Item 5.    Other Information
                    None

         Item 6.    Exhibits and Reports on Form 8-K
(a)      Exhibits
                           99.1     CEO Certification
                           99.2     Treasurer Certification

                    (b)    Reports on Form 8-K
                           None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 8, 2003


                           SONO-TEK CORPORATION
                              (Registrant)


                           /s/ Christopher L. Coccio
                      By: ____________________________________
                          Christopher L. Coccio
                          Chief Executive Officer and President


                                 CERTIFICATIONS

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

Date:  July 8, 2003
 /s/  Christopher  L.  Coccio
  Christopher  L.  Coccio
  Chief  Executive Officer and President




                                  CERTIFICATION

I, Harvey L. Berger, certify that:

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

Date:  July 8, 2003

/s/ Harvey L. Berger
Harvey L. Berger
Treasurer
                                                              Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sono-Tek Corporation on Form 10QSB for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Christopher L. Coccio, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  July 8, 2003

/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer and President

                                                             Exhibit 99.2

                             CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sono-Tek Corporation on Form 10QSB for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey L. Berger, Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:(1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  July 8, 2003

/s/ Harvey L. Berger
Harvey L. Berger
Treasurer