Form 10QSB
period 2003-08-31
SONO TEK CORP
filed 2003-10-10
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
        (Exact name of small business issuer as specified in its charter)

  New York                                                    14-1568099
State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

                          2012 Rt. 9W, Milton, NY 12547
               (Address of Principal Executive Offices) (Zip Code)

           Issuer's telephone no., including area code: (845) 795-2020

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Outstanding as of
        Class                                                  October 7, 2003

Common Stock, par value $.01 per share                            9,200,161

                              SONO-TEK CORPORATION


                                      INDEX




Part I - Financial Information                                         Page


Item 1 - Consolidated Financial Statements:                            1 - 3


Consolidated Balance Sheets - August 31, 2003 (Unaudited) and
    February 28, 2003                                                  1


Consolidated Statements of Operations - Six Months
    and Three Months Ended August 31, 2003 and 2002 (Unaudited)        2


Consolidated Statements of Cash Flows - Six Months
    and Three Months Ended August 31, 2003 and 2002 (Unaudited)        3


Notes to Consolidated Financial Statements                             4 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  10 - 13

Item 3 - Controls and Procedures                                      14

Part II - Other Information                                           14 - 15

Signatures and Certifications                                         16 - 19

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                               August 31,         February 28,
                                                  2003                 2003
Current Assets                                 Unaudited            Audited
Cash and cash equivalents                      $ 175,809           $ 265,658
Accounts receivable (less allowance of
   $9,046 and $13,675
   at August 31 and February 28, respectively)   433,682             375,040
Inventories                                      861,412             794,666
Prepaid expenses and other current assets         21,177              56,023
                                               ---------            --------
   Total current assets                        1,492,080           1,491,387
                                               ---------           ---------
Equipment, furnishings and leasehold
  improvements (less accumulated depreciation
  of $657,972 and $638,341 at August 31 and
  February 28, respectively)                      69,521              84,878
Intangible assets, net:
  Patents and patents pending                     27,063              29,520
  Deferred financing fees                          7,699              11,251
                                               ---------           ---------
   Total intangible assets                        34,762              40,771
Other assets                                       6,541               6,541
                                               ---------           ---------

TOTAL ASSETS                                  $1,602,904          $1,623,577
                                              ==========          ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable                                $165,065            $149,920
Accrued expenses                                 202,744             244,286
Line of Credit                                   312,000             312,000
Current maturities of long term
  loans-related parties                           73,774              63,924
Current maturities of long term debt               9,072               9,072
Current maturities of subordinated
  mezzanine debt                                 141,672             141,672
Current maturities of subordinated loans          18,000              43,428
                                               ---------           ---------
   Total current liabilities                     922,327             964,302
Subordinated mezzanine debt                      708,328             690,722
Long term debt, less current maturities          223,434             250,033
Subordinated loans                               114,174             100,674
Other long-term liabilities                       69,076              69,076
                                               ---------           ---------
   Total liabilities                           2,037,339           2,074,807
                                               ---------           ---------
Commitments and Contingencies                       -                   -
Put Warrants                                     188,223             188,223

Stockholders' Equity
Common stock,  $.01 par  value;
  25,000,000  shares  authorized,
  9,200,161 shares issued and outstanding
  at August 31 and February 28, respectively      92,002              92,002
Additional paid-in capital                     6,037,305           6,037,305
Accumulated deficit                           (6,751,965)         (6,768,760)
                                              ----------          ----------
   Total stockholders' deficiency               (622,658)           (639,453)
                                              ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                 $1,602,904          $1,623,577
                                              ==========          ==========

    See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Six Months Ended       Three Months Ended
                                          August 31,            August 31,
                                           Unaudited            Unaudited
                                        2003          2002     2003       2002
                                     ---------------------- --------------------

Net Sales                            $1,449,257  $1,485,991  $690,735   $705,133
Cost of Goods Sold                      601,074     686,758   281,556    311,913
                                      ---------   ---------  --------   --------
  Gross Profit                          848,183     799,233   409,178    393,220
                                      ---------   ---------  --------   --------

Operating Expenses
Research and product development costs  182,829     163,171    89,572    108,930
Marketing and selling expenses          287,970     283,042   138,712    133,559
General and administrative costs        275,129     288,118   139,422    152,642
                                       --------     -------   -------   --------

   Total Operating Expenses             745,928     734,331   367,706    395,131
                                        -------     -------   -------    -------
Operating Income (Loss)                 102,255      64,902    41,472    (1,911)

Interest Expense                        (92,205)   (115,328)  (41,495)  (57,361)
Interest and Other Income                 7,855      86,827     6,882    62,247
                                        -------     -------   -------   --------
Income from Operations Before
   Income Taxes                          17,905      36,401     6,859      2,975

Income Tax Expense                        1,110           0     1,110          0
                                        -------     -------   --------  --------

Net Income                             $ 16,795    $ 36,401    $5,749     $2,975
                                       ========    ========    ======     ======


Basic Earnings Per Share                  $0.00       $0.00     $0.00      $0.00
                                          =====       =====     =====      =====

Diluted Earnings Per Share                $0.00       $0.00     $0.00      $0.00
                                          =====       =====     =====      =====

Weighted Average Shares - Basic       9,200,161   9,105,422  9,200,161 9,105,422
                                      =========   =========  ========= =========

Weighted Average Shares - Diluted   10,242,454  10,454,318 10,302,258 10,291,966
                                    ==========  ========== ========== ==========

         See notes to consolidated  financial statements.

                 SONO-TEK CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Six Months Ended August  31,
                                                        Unaudited
                                                  2003                2002
                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                     $ 16,795            $ 36,401

Adjustments  to  reconcile  net  income
  to net cash  provided  by (used in)
  operating activities:
  Deprec1iation and amortization                 25,638              38,238
  Imputed interest expense                       17,608              37,467
  Provision for doubtful accounts                (4,629)              8,825
  Decrease (Increase) in:
    Accounts receivable                         (54,013)            (53,190)
    Inventories                                 (66,746)             24,951
    Prepaid expenses and other
            current assets                       34,846              37,077
  Decrease in:
    Accounts payable and
            accrued expenses                    (26,397)           (112,409)
                                                --------           --------
Net Cash Provided by (Used In)
    Continuing Operations                       (56,898)             17,360
Net Cash (Used In)
    Discontinued Operations                           0            (167,403)
                                               ---------          ---------
Net Cash (Used In) Operating Activities         (56,898)           (150,043)
                                                --------          ----------


CASH FLOW FROM INVESTING ACTIVITIES:
Patent Application Costs                              0             (10,701)
Purchase of equipment and furnishings            (4,274)             (8,159)
Deposits                                              0                (375)
                                               --------             --------
Net Cash Used In Investing Activities            (4,274)            (19,235)
                                               --------             --------

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of loans - related parties           (12,213)            (43,602)
Repayments of note payable and equipment loans   (4,536)            (36,257)
Repayments of subordinated loans                (11,928)                  0
Other Long-term liabilities paid                      0              (3,695)
                                                -------              -------
Net Cash Used In Financing Activities           (28,677)            (83,554)
                                                -------              -------


NET DECREASE IN CASH AND CASH EQUIVALENTS       (89,849)           (252,732)

CASH AND CASH EQUIVALENTS
   Beginning of period                          265,658             453,215
                                                -------            --------
   End of period                               $175,809            $200,383
                                               ========            ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                $68,675             $88,973
                                                =======             =======
       See notes to consolidated financial statements.






                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Six Months Ended August 31, 2003 and 2002


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

The estimated fair value of options granted during Fiscal Year 2003 was $.22 per share and the estimated fair value of options granted during the six months ended August 31, 2003 was $.20 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the three and six month periods ended August 31, 2003 and 2002 would have been changed to the pro forma amounts indicated below:

                                  Six Months Ended       Three Months Ended
                                      August 31,             August 31,
                                 2003           2002      2003           2002
                                 ----           ----      ----           ----
Net Profit:
  As reported                  $16,795        $36,401    $5,749        $2,975
Deduct:
Total stock based
  employee compensation
  under intrinsic value based
  method for all
  awards, net of tax effects     3,955         19,916     1,998        10,138
                               -------         ------     -----        ------
Pro forma                      $12,840        $16,485    $3,412       $(7,163)
                               =======        =======    ======       ========

Basic and diluted earnings per share:
As reported                      $0.00         $0.00     $0.00         $0.00
Pro forma                        $0.00         $0.00     $0.00         $0.00

At the August 21, 2003 Annual Meeting of Shareholders, the Company adopted a new Stock Incentive Plan (the"2003 Plan"). Under this plan, up to 1,500,000 stock options can be granted until 2013. To date, no options have been granted or issued under this plan.

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products that are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $68,226 and $65,770 at August 31, 2003 and February 28, 2003, respectively.

Accounting for Financial Instruments - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 has required the Company to have additional disclosures regarding the Put Warrants and did not have a material effect on the financial statements. The Company adopted SFAS No. 150 in the three months ended May 31, 2003.


NOTE 2:  INVENTORIES

Inventories at August 31, 2003 are comprised of:

Finished goods                                        $396,059
Work in process                                        336,671
Consignment                                              3,342
Raw materials and subassemblies                        351,041
                                                     ---------
                  Total                              1,087,113
Less: Allowance                                       (225,794)
                                                      --------
Net inventories                                       $861,319
                                                      ========

NOTE 3:  RELATED PARTY TRANSACTIONS

Short-term loans - related parties - At Fiscal Year End 2002, loans from directors and former officers in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes commenced on March 31, 2002. Payments of $80,179 of principal and interest due in the period from August 31, 2002 to August 31, 2003 have been deferred in order to maintain the Company's liquidity.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood Venture Corporation ("Norwood") in its subordinated mezzanine financing.

NOTE 4:  SUBORDINATED MEZZANINE DEBT

On September 30, 1999, the Company entered into a 12%, $450,000 Note and Warrant Purchase Agreement (the "Agreement") with Norwood less a proportionate equity share of the greatest of three different valuations of the Company upon exercise of the Put Warrants. On December 22, 2000, Norwood amended the Agreement to increase the note to $550,000. On April 30, 2001, Norwood amended the Agreement to increase the note by $300,000 to $850,000 and the warrant shares to 2,077,777. The Norwood Note (the "Note"), as amended, requires interest payments through September 2002, followed by monthly principal payments of $23,612 and interest through September 2005. Certain assets of the Company collateralize the Note. The Note, among other things, restricts the payment of dividends. The monthly principal payments to commence in October 2001 were $23,612 per month and have been deferred until March 2004.


In addition, the original Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30 per share, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood and will be amortized over the life of the principal repayment term of the Agreement. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at an exercise price of $0.30 and $.10 per share, respectively. In connection with an amendment to the Agreement in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount to the loan and is being imputed as additional interest over the term of the loan. The aggregate exercise price of the Put Warrants is $275,000 for the purchase of 2,077,777 shares of common stock

The Put Warrant holders may, commencing after the delivery of the February 28, 2006 audited financial statements and terminating one year thereafter, require the Company to purchase such warrants at a price equal to the result calculated by subtracting the aggregate exercise of the warrants to the extent remaining from the product of the greatest of;

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

If the value of the Company, based upon its fair value computed using its Fiscal Year 2006 results, is required to pay the Put under the warrants, warrant holders will have to pay up to $275,000 for the warrants. These warrants are exercisable for the purchase of up to 2,077,777 shares of common stock.

NOTE 5: DEFERRAL OF PAYMENTS

The Company, in order to conserve its cash assets, has agreements to defer payment of certain of its obligations at August 31, 2003. Such deferrals were:

Current maturities of subordinated mezzanine debt                     $259,732
Current maturities of long-term loans - related parties                 68,877
Current maturities of subordinated loans                                54,921
Incentive compensation                                                  21,680
Interest                                                                11,303
                                                                    ----------
                         Total                                        $416,513


NOTE 6: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013.

The shareholders approved the 2003 Stock Incentive Plan ("2003 Plan") ant the August 21, 2003 meeting of shareholders. Under this plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. To date, there have been no options granted under this plan.

Under both the 1993 and 2003 Stock Incentive Plans, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plans or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminate at a stipulated period of time after an employee's termination of employment.

Under the 1993 Plan, during Fiscal Year 2003, the Company granted options for 405,000 shares exercisable at between $0.15 per share and $0.30 per share to qualified employees and 40,000 shares exercisable at $0.37 to directors of the Company. The Company granted options for 20,000 shares in the six month period ended August 31, 2003.

Warrants - There were no warrants issued during Fiscal 2004 and 2003. 370,175 warrants issued in 1999 in conjunction with the retirement of subordinated debt expired in Fiscal 2003.

NOTE 7:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2003 and 2002 are calculated as follows:
                                         August 31, 2003         August 31, 2002

Denominator for basic earnings per share      9,200,161             9,105,422

Dilutive effect of warrants                      931,944            1,313,888
Dilutive effect of stock options                 110,349               35,008
                                              ----------            ---------

Denominator for dilutive earnings per share   10,242,454           10,454,318
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

Liquidity and Capital Resources

The Company's working capital increased $42,668 from a working capital of $527,085 at February 28, 2003 to $569,753 at August 31, 2003. The increase in working capital was a result of an increase in accounts receivable of $59,000, an increase in inventory of $67,000 a decrease in accounts payable of $42,000 and a decrease in the current maturities of debt of $25,000 that was offset by decreases in cash of $90,000, prepaid expenses of $35,000 and increases in accounts payable of $15,000 and the current portion of short term loans to related parties of $10,000. The stockholders' deficiency decreased $16,795 from $639,453 at February 28, 2003 to $622,657 at August 31, 2003. The decrease in stockholders' deficiency was the result of the net profit of $16,795 for the six months ended August 31, 2003.

Accounts receivable at August 31, 2003 increased $58,642 or 16% from February 28, 2003 due to higher sales levels in the last month of this quarter as compared to the last month of the fourth quarter of the prior fiscal year.

Inventory increased $66,746 or 8% as the result of lower than anticipated sales in the current quarter. The increase was principally due to an increase in raw materials inventory as the result of newly introduced products.

Accounts payable and accrued expenses decreased $26,398 or 7% as compared to February 28, 2003 due to payments made to vendors during the three months ended August 31, 2003.

The Company currently has a $350,000 line of credit with a bank, in the form of a demand note. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of August 31, 2003 and February 28, 2003 the outstanding balance was $312,000. New borrowings are presently precluded under this note.

Results of Operations

For the six months ended August 31, 2003, the Company's sales decreased $36,734 to $1,449,257 as compared to $1,485,991 for the six months ended August 31, 2002. The decrease was a result of a decrease in sales of specialty spraying systems of $97,000, a decrease in cleaning system spare part sales of $21,000, partially offset by an increase in fluxer sales of $68,000 and nozzle sales of $13,000.

For the three months ended August 31, 2003, the Company's sales decreased $14,399 to $690,735 as compared to $705,134 for the three months ended August 31, 2002. The decrease was a result of a decrease in sales of specialty spraying systems of $91,000, a decrease in cleaning system spare part sales of $18,000, partially offset by an increase in fluxer sales of $59,000 and nozzle sales of $34,000.

The Company's gross profit increased $48,950 to $848,183 for the six months ended August 31, 2003 from $799,233 for the six months ended August 31, 2002. The gross profit margin was 58.5% of sales for the six months ended August 31, 2003 as compared to 53.8% of sales for the six months ended August 31, 2002. The change in margin occurred as the result of the changing mix of products in each period.

The Company's gross profit increased $15,959 to $409,179 for the three months ended August 31, 2003 from $393,220 for the three months ended August 31, 2002. The gross profit margin was 59.2% of sales for the three months ended August 31, 2003 as compared to 55.8% of sales for the three months ended August 31, 2002. The change in margin occurred as the result of the changing mix of products in each period.

Research and product development costs increased $19,659 to $182,829 for the six months ended August 31, 2003 from $163,170 for the six months ended August 31, 2002. Research and product development costs of $39,000 incurred in the six months ended August 31, 2002 were used to manufacture saleable inventory items, and accordingly, were recorded in inventory. During the six months ended August 31, 2003 research and development personnel were not utilized for manufacturing.

Research and product development costs decreased $19,356 to $89,572 for the three months ended August 31, 2003 from $108,928 for the three months ended August 31, 2002. The decrease was due to less engineering materials purchased this year.

Marketing and selling costs increased $7,930 and $5,163 for the respective six and three month periods ended August 31, 2003 as compared to the same periods ended August 31, 2002. The increases were due principally to increased commissions and advertising costs partially offset by reduced labor and fringe benefit costs.

General and administrative costs decreased $12,989 and $13,209 for the respective six and three month periods ended August 31, 2003 as compared to the same periods ended August 31, 2002. The decrease was due principally to reduced legal, consulting and payroll costs.

Interest expense decreased $24,123 to $92,205 for the six months ended August 31, 2003 from $115,328 for the six months ended August 31, 2002. Interest expense decreased $15,866 to $41,495 for the three months ended August 31, 2003 from $57,361 for the three months ended August 31, 2002. The decrease is primarily due to reduced interest and amortization on the Norwood loans and reduced interest on related party and bank loans.

Interest and other income decreased $78,972 for the six months ended August 31, 2003 as compared to the six months ended August 31, 2002 and $55,365 for the three months period ended August 31, 2003 as compared to the three month period ended August 31, 2002. The decreases are primarily due to settlements with former vendors and sales representatives, and a reduction of the accrual for future rent expense recorded in the prior year's periods.

The Company's net income was $16,795 and $5,749 for the six and three month periods ended August 31, 2003 as compared to $36,401 and $2,975 for the six and three month periods ended August 31, 2002.

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

Accounting for Income Taxes

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes. Management judgment is required in determining the provision on its deferred tax asset. The Company recorded a valuation reserve for the full deferred tax asset from the net operating losses carried forward due to the Company not demonstrating consistent profitable operations. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust such valuation reserve recorded.

Impact of New Accounting Pronouncements

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 has required the Company to have additional disclosures regarding the Put Warrants and did not have a material effect on the financial statements. The Company adopted SFAS No.
150 in the three months ended May 31, 2003.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer) of the Company, has evaluated the Company's disclosure controls and procedures as of August 31, 2003. Based on his evaluation, Dr. Coccio has concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after August 31, 2003. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds.
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Company's annual meeting of shareholders held on August 21, 2003.

1. The election of two (2) directors of the Company to serve until the Company's 2005 annual meeting of shareholders.
                              For                       Against
   Harvey L. Berger         6,930,335                    74,141
   Christopher L. Coccio    6,787,745                   216,731
                          There were no broker non-votes.

2. The election of one (1) director of the Company to serve until the Company's 2004 annual meeting of shareholders.
                             For                          Against
   Donald F. Mowbray      6,787,970                      216,506
                          There were no broker non-votes.

2. Approval of the 2003 Stock Incentive Plan and authorizing 1,500,000 common shares for issuance thereunder.
      For 3,900,480; Against 276,639; Abstained 326,377
      There were 2,500,980 broker non votes.

3. Ratify the appointment of Radin Glass & Co. as the Company's independent auditors for the fiscal year ended February 29, 2004.
      For  6,857,009;  Against  44,901;  Abstained 102,566
      There were no broker non-votes.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits
31 - Rule  13a -  14(a)/15d  -  14(a)  Certification
32 - Certification Pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K
The Company filed a report on Form 8-K on June 19, 2003 relating to the resignation of an outside director.
The Company filed a report on Form 8-K on July 22, 2003 relating to a press release on the results of operations for the quarter ended May 31, 2003. The Company filed a report on Form 8-K on July 23, 2003 relating to a press release on the results of operations for the year ended February 28, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2003


                           SONO-TEK CORPORATION
                              (Registrant)


                        /s/ Christopher L. Coccio
                 By: ____________________________________
                            Christopher L. Coccio
                      Chief Executive Officer and President
                  (principal executive and accounting officer)

                                                                  Exhibit 31

                      RULE 13a-14/15d - 14(a) CERTIFICATION

I, Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer), certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d - 15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and I have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors:

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

     Date:  October 7, 2003

     /s/ Christopher L. Coccio
     Christopher L. Coccio
     Chief Executive Officer and President
     (principal executive and accounting officer)

                                                              Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sono-Tek Corporation on Form 10QSB for the period ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer) of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 7, 2003

/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer and President
(principal executive and accounting officer)