Form 10QSB
period 2003-11-30
SONO TEK CORP
filed 2004-01-09
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: November 30, 2003

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

                                                     Outstanding as of
         Class                                       December 29, 2003

Common Stock, par value $.01 per share                   9,200,161


                        SONO-TEK CORPORATION


                                INDEX




Part I - Financial Information
Page


Item 1 - Consolidated Financial Statements:
1 - 3


Consolidated Balance Sheets - November 30, 2003 (Unaudited) and
     February 28, 2003                                                  1


Consolidated Statements of Operations - Nine Months and Three Months
    Ended November 30, 2003 and 2002 (Unaudited)                        2


Consolidated Statements of Cash Flows - Nine Months and Three Months
    Ended November 30, 2003 and 2002 (Unaudited)                        3


Notes to Consolidated Financial Statements                              4 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       10 - 13

Item 3 - Controls and Procedures                                       14

Part II - Other Information                                            14

Signatures and Certifications                                          15 -18





                        SONO-TEK CORPORATION
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                November 30,      February 28,
                                                    2003              2003
                                                 Unaudited          Audited
Current Assets
Cash and cash equivalents                         $ 245,527          $ 265,658
Accounts receivable (less allowance of
   $12,046 and $13,675 at November 30 and
   February 28, respectively)                      624,023             375,040
Inventories                                        868,998             794,666
Prepaid expenses and other current assets           84,308              56,023
                                                 ---------           ---------
   Total current assets                          1,822,856           1,491,387
                                                ---------           ---------
Equipment, furnishings and leasehold
   improvements (less accumulated depreciation
   of $665,925 and $638,341 at November 30 and
   February 28, respectively)                       63,552              84,878
Intangible assets, net:
Patents and patents pending                         26,972              29,520
Deferred financing fees                              5,923              11,251
                                                  --------              ------
Total intangible assets                             32,895              40,771
Other assets                                         6,541               6,541
                                                  --------              ------
TOTAL ASSETS                                    $1,925,844          $1,623,577

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable                                  $203,975            $149,920
Accrued expenses                                   432,656             244,286
Line of Credit                                     312,000             312,000
Current maturities of long term loans
     -related parties                               64,876              63,924
Current maturities of long term debt                 9,072               9,072
Current maturities of subordinated
     mezzanine debt                                212,508             141,672
Current maturities of subordinated loans            18,000              43,428
                                                ----------          ----------
   Total current liabilities                     1,253,087             964,302
Subordinated mezzanine debt                        637,492             690,722
Long term debt, less current maturities            220,904             250,033
Subordinated loans                                 109,674             100,674
Other long-term liabilities                         69,076              69,076
                                                 ---------           ---------
   Total liabilities                             2,290,233           2,074,807
Commitments and Contingencies                          -                   -
Put Warrants                                       188,223             188,223

Stockholders' Equity
Common stock, $.01 par value; 25,000,000
   shares authorized, 9,200,161 shares issued
   and outstanding at November 30 and February 28,
   respectively                                     92,002              92,002
Additional paid-in capital                       6,038,869           6,037,305
Accumulated deficit                             (6,683,483)         (6,768,760)
                                                 ---------           ---------
   Total stockholders' deficiency                 (552,612)           (639,453)
                                                ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $1,925,844          $1,623,577

           See notes to consolidated financial statements.

                        SONO-TEK CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Nine Months Ended     Three Months Ended
                                         November 30,           November 30,
                                           Unaudited             Unaudited
                                          2003       2002      2003     2002

Net Sales                             $2,395,002  $2,234,027 $945,745 $748,036
Cost of Goods Sold                     1,018,895     987,895  417,821  301,136
                                       ---------   ---------  -------  -------
  Gross Profit                         1,376,107   1,246,132  527,924  446,900

Operating Expenses
Research and product development costs   269,812     262,800   86,983   99,628
Marketing and selling expenses           477,647     433,318  189,677  150,277
General and administrative costs         420,157     411,863  145,028  123,745
                                       ---------   --------- --------  --------
   Total Operating Expenses            1,167,616   1,107,981  421,688  373,650
                                       ---------   --------- --------  --------
Operating Income                         208,491     138,151  106,236   73,250

Interest Expense                        (130,209)   (168,432) (38,004) (53,104)
Interest and Other Income                  8,105      90,300      250    2,407
                                        --------    --------  -------   ------
Income from Operations
      Before Income Taxes                 86,387      60,019   68,482   22,553
Income Tax Expense                         1,110       3,085        0    2,020
                                        --------    --------  -------   -------
Net Income                              $ 85,277    $ 56,934 $ 68,482   $20,533


Basic Earnings Per Share                   $0.01       $0.01    $0.01     $0.00

Diluted Earnings Per Share                 $0.01       $0.01    $0.01     $0.00

Weighted Average Shares - Basic      9,200,161   9,105,422  9,200,161 9,200,161

Weighted Average Shares - Diluted   10,582,278  10,300,229 10,943,467 9,779,139

           See notes to consolidated financial statements.

                        SONO-TEK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            November 30,
                                                              Unaudited
                                                            2003      2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $85,277 $ 56,934

  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                      36,595    57,384
      Imputed interest expense                           17,608    54,815
      Provision for doubtful accounts                    (1,629)  (12,106)
      (Decrease) Increase in:
       Accounts receivable                             (247,354) (100,430)
       Inventories                                      (74,332)   (1,096)
       Prepaid expenses and other current assets        (28,285)   18,647
          Increase (Decrease) in:
       Accounts payable and accrued expenses            242,424   (96,202)
                                                        -------   -------
    Net Cash Provided By (Used In) Continuing Operations 30,304   (22,054)
    Net Cash (Used In) Discontinued Operations                0  (167,403)
                                                        -------   -------
    Net Cash Provided By (Used In) Operating Activities  30,304  (189,457)
                                                        -------   -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Patent Application Costs                               (1,137)  (10,795)
  Purchase of equipment and furnishings                  (6,257)   (8,159)
  Deposits                                                 0         (375)
                                                         ------   -------
    Net Cash Used In Investing Activities                (7,394)  (19,329)
                                                         ------   -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                             0    18,000
  Proceeds from the issuance of  options                  1,564         0
    Repayments of loans - related parties               (21,373)  (44,385)
  Repayments of note payable and equipment loans         (6,804)  (49,375)
  Repayments of subordinated loans                      (16,428)   (3,695)
                                                        -------    ------
      Net Cash Used In Financing Activities             (43,041)  (79,455)
                                                        -------    ------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (20,131) (288,241)

CASH AND CASH EQUIVALENTS
  Beginning of period                                   265,658   453,215
                                                       --------  --------
  End of period                                        $245,527  $164,974

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                        $103,964  $135,676

           See notes to consolidated financial statements.




                        SONO-TEK CORPORATION
             Notes to Consolidated Financial Statements
            Nine Months Ended November 30, 2003 and 2002


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

The estimated fair value of options granted during Fiscal Year 2003 was $.22 per share and the estimated fair value of options granted during the nine months ended November 30, 2003 was $.20 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the nine and three month periods ended November 30, 2003 and 2002 would have been changed to the pro forma amounts indicated below:


                                 Nine Months Ended      Three Months Ended
                                    November 30,             November 30,
                                 2003          2002         2003      2002
Net income (loss):
     As reported               $85,277       $56,934      $68,482   $20,533
Deduct: Total stock based
 employee compensation
 under intrinsic value
 based method for all
 awards, net of taxes            6,363       89,483         2,326    66,567
Pro forma net income (loss)    $78,914     $(32,549)      $66,156  $(46,034)
Basic and diluted earnings per share:
     As reported                 $0.01        $0.01         $0.01     $0.01
     Pro forma                   $0.01        $0.00         $0.01     $0.00

At the August 21, 2003 Annual Meeting of Shareholders, the Company adopted a new Stock Incentive Plan (the "2003 Plan"). Under this plan, up to 1,500,000 stock options can be granted until 2013. To date, no options have been granted under this plan.

Patent and Patent Pending Costs - Cost of patent applications are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. However, if it appears that such costs are related to products that are not expected to be developed for commercial application within the reasonably foreseeable future, or are applicable to geographic areas where the Company no longer requires patent protection, they are written off to operations. The accumulated amortization is $69,455 and $65,770 at November 30, 2003 and February 28, 2003,
respectively.

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


NOTE 2:  INVENTORIES

Inventories at November 30, 2003 are comprised of:

         Finished goods                         $424,924
         Work in process                         326,177
         Consignment                               3,342
         Raw materials and subassemblies         312,587
                                               ---------
                  Total                        1,067,030
         Less: Allowance                        (198,032
                                               ---------
         Net inventories                       $868,998

NOTE 3:  RELATED PARTY TRANSACTIONS

Short-term loans - related parties - At Fiscal Year End 2002, loans from directors and former officers in the amount of $286,084 plus accrued interest of $62,728 were formalized into four-year notes bearing interest at 5% on the unpaid balance. Repayments of these notes commenced on March 31, 2002. Payments of $95,086 of principal and interest due in the period from August 31, 2002 to November 30, 2003 have been deferred in order to maintain the Company's liquidity.

Certain of the Company's directors, an officer and an affiliate are participants with Norwood Venture Corporation ("Norwood") in its subordinated mezzanine financing.

NOTE 4:  SUBORDINATED MEZZANINE DEBT

On September 30, 1999, the Company entered into a 12%, $450,000 Note and Warrant Purchase Agreement (the "Agreement") with Norwood. On December 22, 2000, Norwood amended the Agreement to increase the note to $550,000. On April 30, 2001, Norwood amended the Agreement to increase the note by $300,000 to $850,000 and the warrant shares to 2,077,777. The Norwood Note (the "Note"), as amended, requires interest payments through September 2002, followed by monthly principal payments of $23,612 and interest through September 2005. Certain assets of the Company collateralize the Note. The Note, among other things, restricts the payment of dividends. The monthly principal payments to commence in October 2001 were $23,612 per month and have been deferred until March 2004.

In addition, the original Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30 per share, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Noteand will be amortized over the life of the principal repayment term of the Agreement. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at an exercise price of $0.30 and $.10 per share, respectively. In connection with an amendment to the Agreement in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount to the loan and is being imputed as additional interest over the term of the loan. The aggregate exercise price of the Put Warrants is $275,000 for the purchase of 2,077,777 shares of common stock

The Put Warrant holders may, commencing after the delivery of the February 28, 2006 audited financial statements and terminating one year thereafter, require the Company to purchase such warrants at a price equal to the result calculated by subtracting the aggregate exercise of the warrants to the extent remaining from the product of the greatest of:

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

multiplied by the fraction of (the "Put Fraction") the numerator of which is the total number of shares of common stock the Put Warrant holders would own upon such exercise of the warrants and the denominator would be the total number of common shares outstanding upon the exercise of all equity rights to acquire common stock. The Norwood Agreement provides for pre-emptive rights to purchase equity from the Company at the most favorable terms offered to others.

If the Company, based upon its fair value computed using its Fiscal Year 2006 results, is required to pay the Put under the warrants, warrant holders will have to pay up to $275,000 for the warrants. Upon measurement and exercise, one third of such put payment by the Company would be due immediately, with the balance payable over 36 months with interest at 12%.

NOTE 5: DEFERRAL OF PAYMENTS

The Company, in order to conserve its cash assets, has agreements to defer payment of certain of its obligations at November 30, 2003.
Such deferrals were:

Current maturities of subordinated mezzanine debt                $330,568
Current maturities of long-term loans - related parties            81,518
Current maturities of subordinated loans                           50,421
Incentive compensation                                             18,067
Interest                                                           13,567
                                                                  -------
                  Total                                          $494,141

NOTE 6: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013. As of November 30, 2003, there were 1,057,562 options outstanding under the 1993 Plan and no further grants are allowable.

The Company's shareholders approved the 2003 Stock Incentive Plan ("2003 Plan") at the August 21, 2003 meeting of shareholders. Under the 2003 Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. To date, there have been no options granted under this plan.

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

Under the 1993 Plan, during Fiscal Year 2003, the Company granted options for 405,000 shares exercisable at between $0.15 per share and $0.30 per share to qualified employees and 40,000 shares exercisable at $0.37 to directors of the Company. The Company granted options for 20,000 shares exercisable at $0.25 to a director of the Company and options for 10,000 shares exercisable at $0.19 to a consultant in the nine months ended November 30, 2003.

Warrants - There were no warrants issued during Fiscal 2004 and 2003. 370,175 warrants issued in 1999 in conjunction with the retirement of subordinated debt expired in Fiscal 2003.


NOTE 7:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2003 and 2002 are calculated as follows:
                              Nine Months         Three Months
                                Ended               Ended
                              November 30,        November 30,
                              2003     2002      2003      2002

Denominator for
  basic earnings per share 9,200,161 9,105,422 9,200,161  9,200,161

Dilutive effect of
  warrants                 1,161,111 1,129,501 1,423,015    550,000
Dilutive effect of
  stock options              221,007    65,305   320,290     28,978

Denominator for dilutive
 earnings per share       10,582,278 10,300,229 10,943,467 9,779,139

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

Liquidity and Capital Resources

The Company's working capital increased $42,684 from $527,085 at February 28, 2003 to $569,769 at November 30, 2003. The increase in working capital was a result of an increase in accounts receivable of $249,000, an increase in inventory of $74,000 an increase in prepaid expenses of $28,000, that was offset by an increase in accounts payable of $54,000, an increase in accrued expenses of $188,000, an increase in the current maturities of debt of $46,000 and a decrease in cash of $20,000. The stockholders' deficiency decreased $86,841 from $639,453 at February 28, 2003 to $552,612 at
November 30, 2003. The decrease in stockholders' deficiency was principally the result of the net profit of $85,277 for the nine months ended November 30, 2003.

Accounts receivable at November 30, 2003 increased $248,983 or 66% from February 28, 2003 due to higher sales levels in the last month of this quarter as compared to the last month of the fourth quarter of the prior fiscal year.

Inventory increased $74,332 or 9% as the result of increased demand for the Company's products in the current quarter. The increase was the result of newly introduced products.

Prepaid expenses increased $28,285 or 50% as the result of a deposit made for contractual work being performed on equipment to be delivered next quarter.

Accounts payable and accrued expenses increased $54,055 or 36% as compared to February 28, 2003 due to purchases made to support increased shipments.

Accrued expenses increased $188,370 or 7% principally as the result of increased accrued compensation expense, increased commissions and increased customer deposits.

The Company currently has a $350,000 line of credit with a bank, in the form of a demand note. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of November 30, 2003 and February 28, 2003 the outstanding balance was $312,000. New borrowings are presently precluded under this note.

Results of Operations

For the nine months ended November 30, 2003, the Company's sales increased $160,975, or 7.2%, to $2,395,002 as compared to $2,234,027 for the nine months ended November 30, 2002. The increase was a result of an increase in fluxer sales of $341,000, an increase in nozzle sales of $15,000, partially offset by a decrease in sales of specialty spraying systems of $190,000 and cleaning system spare part sales of $6,000.

For the three months ended November 30, 2003, the Company's sales increased $197,709, or 26.4%, to $945,745 as compared to $748,036 for the three months ended November 30, 2002. The increase was a result of an increase in fluxer sales of $300,000, nozzle sales of $2,000, and cleaning system spare part sales of $15,000, partially offset by a decrease in sales of specialty spraying systems of $120,000.

The Company's gross profit increased $129,974 to $1,376,107 for the nine months ended November 30, 2003 from $1,246,133 for the nine months ended November 30, 2002. The gross profit margin was 57.5% of sales for the nine months ended November 30, 2003 as compared to 55.8% of sales for the nine months ended November 30, 2002. The change in margin occurred as the result of the changing mix of products in each period.

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

Research and product development costs increased $7,012 to $269,812 for the nine months ended November 30, 2003 from $262,800 for the nine months ended November 30, 2002. The increase was due to increased labor and fringes of $13,000, partially offset by reduced travel of $3,000 and reduced costs for facility, utilities and supplies. Research and product development costs of $50,000 incurred in the nine months ended November 30, 2002 were used to manufacture saleable inventory items, and accordingly, were recorded in inventory. During the nine months ended November 30, 2003 research and development personnel were not utilized for manufacturing.

Research and product development costs decreased $12,645 to $86,983 for the three months ended November 30, 2003 from $99,628 for the three months ended November 30, 2002. The decrease was due to less engineering materials purchased this year.

Marketing and selling costs increased $44,329 and $39,400 for the respective nine and three month periods ended November 30, 2003 as compared to the same periods ended November 30, 2002. The increases were due principally to increased commissions partially offset by reduced labor and fringe benefits, facility, utility and trade show costs.

General and administrative costs increased $21,283 and $8,294 for the respective six and three month periods ended November 30, 2003 as compared to the same periods ended November 30, 2002. The increase was due principally to increased payroll, legal, travel and relocation costs partially offset by reduced bank fees and consulting expenses.

Interest expense decreased $38,223 to $130,209 for the nine months ended November 30, 2003 from $168,432 for the nine months ended November 30, 2002. Interest expense decreased $15,100 to $38,004 for the three months ended November 30, 2003 from $53,104 for the three months ended November 30, 2002. The decrease is primarily due to reduced interest and amortization on the Norwood loans and reduced interest on related party and bank loans.

Interest and other income decreased $82,195 for the nine months ended November 30, 2003 as compared to the nine months ended November 30, 2002 and $2,157 for the three months period ended November 30, 2003 as compared to the three month period ended November 30, 2002. The decreases are primarily due to settlements with former vendors and sales representatives, and a reduction of the accrual for future rent expense recorded in the prior year's periods.

The Company's net income was $85,277 and $68,482 for the six and three month periods ended November 30, 2003 as compared to $56,934 and $20,533 for the nine and three month periods ended November 30, 2002.

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










                         SONO-TEK CORPORATION
                        CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a - 14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer) of the Company, has evaluated the Company's disclosure controls and procedures as of November 30, 2003. Based on his evaluation, Dr. Coccio has concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after November 30, 2003. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

           (b)Reports on Form 8-K
              The Company filed a report on Form 8-K on October 15, 2003 relating to a press release on the results of operations for the quarter ended August 31, 2003.



                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2003


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

   Date:  December 29, 2003

   /s/ Christopher L. Coccio
   Christopher L. Coccio
   Chief Executive Officer and President
   (principal executive and accounting officer)


                                                           Exhibit 32

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sono-Tek Corporation on Form 10QSB for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer) of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section
           13(a) and 15(d) of the Securities Exchange Act of 1934;
           and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: December 29, 2003

/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer and President
(principal executive and accounting officer)