Form 10KSB
period 2004-02-29
SONO TEK CORP
filed 2004-05-27
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 29, 2004

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

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Issuer had revenues of $3,501,594 for Fiscal Year ended February 29, 2004

      As of May 21, 2004 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $8,821,801 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.00.

      The Registrant had 10,982,901 shares of Common Stock outstanding as of May 21, 2004.

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

The Company operates in one business segment, spraying systems. Since inception, the spraying systems business has had periods of sales growth and financial stability, but has had sales declines when the electronics industry has had downturns due to lower levels of printed circuit boards being made. To offset this, the Company has diversified its product offerings to provide coating systems to medical device manufacturers, to provide spray drying systems for nanotechnology applications, to provide components used in systems for the manufacture of solder paste, and to provide wide area industrial precision coating equipment.

Product Development

The Company has core technology and has developed the following products that have expanded its market opportunities:

      1. SonoFlux 2000F - spray fluxer product - designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000F are original equipment manufacturers (OEMs) who produce their own electronic circuit boards.

      2. SonoFlux XL - spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. It is designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies.

      3. Accumist(TM) for stent coating - A new turn-key, table-top fully contained system designed to apply expensive polymer and drug coatings to arterial stents with great precision in very thin layers. This system provides rotational and axial control of stent coating for excellent uniformity, low material wastage and is packaged in a glove box enclosure.

      4. MicroMist nozzle system - A high precision nozzle configuration which is available with a multi-axis computer-controlled positional system. Precise patterns of lines and dots can be achieved with minimal overspray. Used in electronic, medical and other industrial applications.

      5. MediSonic - Ultra-thin computer-controlled coating system utilizing licensed and patented technology. This system uses a process of liquid delivery through a Sono-Tek ultrasonic nozzle dispensed into a vacuum environment. It is designed to apply successive coats of polymer-based chemicals to be used by medical device manufacturers to coat stents and other implantable devices.

      6. WideTrack - Wide area coating system - uses one nozzle to cover up to 24 inches wide target areas and multiple nozzles to cover any width material. It uses a non-clogging ultrasonic atomizing nozzle to produce a low velocity, highly controllable spray. It is designed to be used by glass manufacturers or by any company that requires efficient web-coating or wide area spraying capability.

      7. Molten Mist - A new ultrasonic system for atomizing metals and other melts. Used in the manufacture of solder paste and features dual air/liquid cooling and a simple replaceable tip. It is designed to be used by high volume producers of solder paste.

      8. SonoDry - New spray drying nozzle for nanotechnology applications. It is incorporated into a laboratory sized spray dryer and marketed to research institutions and small producers of nanotechnology particles.

      Management believes that the Company's long-term growth and stability is linked to the development and release of products that provide total solutions to customer needs across a wide spectrum of industries, while advancing the utility of the Company's core technology. The Company expended approximately 10.4% and 11.4% of its Fiscal Years 2004 and 2003 total revenues, respectively, on new engineering and product development.

Manufacturing

The Company purchases circuit board assemblies and sheet metal components from outside suppliers. These materials are available from a wide range of suppliers throughout the world. All raw materials used in the Company's products are readily available from many different domestic suppliers. The Company provides a limited warranty on all of its products covering parts and labor for a period of one year from the date of sale. The Company has a business and quality control system that meets the qualifications of ISO 9001/2000. The Company was ISO 9001 registered in September 1998 and has been recertified annually since then.

Patents

The Company's business is based in part on the technology covered by United States patents held by the Company. Patent applications, based on the United States applications, covering fundamental aspects of the ultrasonic technology developed by the Company, have been issued in several foreign jurisdictions. The Company's effective patents will expire in December 2007. The Company's patent on its central bolt design, used in current product offerings, expires in July 2004. However, the Company also relies on unpatented know-how in the production of its nozzle systems. The Company has executed non-disclosure, non-compete agreements with all of its employees to safeguard its intellectual property. The Company executes reciprocal non-disclosure agreements with its key customers to safeguard any jointly developed know-how.

The Company has a patent pending on a process for coating stents, substrates or objects with thin organic films and products, the technology used in its Thinsonic and Medisonic CVD (chemical vapor deposition) products.

The Company has started a patent application for a new nozzle design in fiscal year 2004 for its Molten Mist nozzle system and applications.

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

Significant Customers

One customer accounted for 15% of the Company's sales for Fiscal Year ended February 29, 2004.

Foreign and Export Sales

During Fiscal Years 2004 and 2003, sales to foreign customers accounted for approximately $855,000 and $656,000, or 25% and 21% respectively, of total revenues.

Employees

As of May 21, 2004, the Company had 26 full-time employees and three part-time employees. The Company believes that its relationship with its employees is good.


ITEM 2 PROPERTIES

The Company's offices, product development, manufacturing and assembly facilities are located in a building in Milton, New York, consisting of 13,000 square feet pursuant to a lease that expires on November 30, 2005. The Company's current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.


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

FISCAL YEAR ENDED          FEBRUARY 29,               FEBRUARY 28,
                              2004                        2003
                          HIGH       LOW            HIGH         LOW
                        -----------------          ------------------
First Quarter            $0.30      $0.10          $0.50        $0.32
Second Quarter            0.30       0.16           0.40         0.20
Third Quarter             0.70       0.19           0.25         0.10
Fourth Quarter            0.89       0.40           0.20         0.12

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there is no established public trading market for the Company's Common Stock.

(b) As of May 21, 2004, there were 308 holders of record of the Company's Common Stock.

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

Equity compensation plans approved
   by security holders:
     1993 Stock Incentive Plan                       961,046                  $.32                           --
     2003 Stock Incentive Plan                            --                    --                    1,500,000

Equity compensation plans not approved
   by security holders:
     Warrants issued to individuals for
        Monies loaned or services rendered            305,000                 $.49                           --
     Warrants issued in conjunction with
        Subordinated Mezzanine Debt                 2,053,333                 $.13
                                                    ---------                 ----                     ---------

        Total                                       3,329,379                 $.22                     1,500,000
                                                    =========                 ====                     =========

Description of Equity Compensation Plans:

1993 Stock Incentive Plan
Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options have been granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013. There can be no further grants under the 1993 Plan.

Under the 1993 Stock Incentive Plan, option prices were at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the 1993 plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option.

2003 Stock Incentive Plan
Under the 2003 Stock Incentive Plan ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. No options were granted under the 2003 Plan during the Fiscal Year ended February 29, 2004.

Under the 2003 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the 2003 plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option.

Warrants Issued to Individuals for Monies Loaned or Services Rendered:

Warrants were issued in Fiscal Year February 28, 2000 to five individuals, including officers and directors, who loaned monies to the Company and one individual who assisted in raising funds for the Company. These warrants are for terms of five years with exercise prices ranging from $.30 per share to $1.00 per share. Warrants for 600,000 shares were exercised during the year ended February 29, 2004 at an average issuance price of $.30. 300,000 of these warrants were exercised by the Chairman of the Company. The remaining warrants, held by three individuals are as follows; 5,000 which expired in April 2004; 225,000 which expire in August 2004; 25,000 which expire in January 2005; and 50,000 which expire in May 2005.

Warrants Issued in Conjunction with Subordinated Mezzanine Debt:

Warrants were issued to Norwood Venture Corporation in conjunction with $850,000 in funding supplied to the Company. Stock purchase warrants (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at exercise prices of $0.30 and $.10 per share, respectively. In connection with an amendment to the Norwood Agreement, in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. During the year ended February 29, 2004 warrants for 24,444 shares at $.10 per share were exercised. The Put Warrants can be put to the Company from May 29, 2006 to May 29, 2007 as defined by the Agreement, and they expire on September 30, 2010. Under the Agreement, as amended, the Put date has been extended until the delivery of the February 29, 2008 financial statements and expires after the period of one year.

(e)   Recent Sales of Unregistered Securities

In February 2004, the Company entered into agreements to exchange 578,035 shares of common stock valued at $.42 per share with holders of notes of the Company valued at $242,775. The exchanges were made in a private placement with four individuals who were accredited investors between February 9 and February 19, 2004. These issuances were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.


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

Overview

Sono-Tek has developed a unique and proprietary series of ultrasonic atomization nozzles, which are being used in an increasing variety of electronic, medical, industrial, and nanotechnology applications. These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles. These characteristics create a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved. When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact.

The Company has a well established position in the electronics industry with its SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to less material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the level of rework. The Company experienced a dramatic recovery of this market towards the latter part of this fiscal year, resulting in increased orders for our equipment.

In the past two years, the Company has focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. The Company has sold a significant number of specialized ultrasonic nozzles and AccuMist(TM) stent coating systems to large pharmaceutical and medical device customers that are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. The Company has begun to sell a bench-top, fully outfitted stent coating system to a wide range of customers who are manufacturing stents or coatings to be used in developmental trials. The Company has developed a unique patented vacuum-based ultrasonic system capable of uniformly coating batches of stents with anti-restenosis coatings, and is now offering this technology to selected manufacturers for licensing. The Company's sales levels and sales potential of the business have increased as the result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving net income, reducing debt, and bring shareholders' equity from a deficit position to a positive position.

Liquidity and Capital Resources

The Company's working capital was $786,000 at February 29, 2004 up $259,000 from $527,000 at February 28, 2003. The increase in working capital was principally the result of increases in accounts receivables of $440,000, inventory of $111,000, partially offset by an increase in accounts payable and accrued expenses of $293,000 The stockholders' equity increased $1,226,000 to $587,000 at February 29, 2004 compared to a deficit of $639,000 at February 28, 2003. The increase in stockholders' equity was the result of the net income of $785,000 (which included a $585,000 tax benefit due to the recognition of a deferred tax asset), exercises of stock options and warrants of $197,000 and the conversion of $243,000 of notes and liabilities to equity. The Company has operated profitably for the last eleven fiscal quarters.

Accounts receivable at February 29, 2004 increased $440,000, or 117%, from February 28, 2003 primarily due to $420,000 more sales in the last month of the year ended February 29, 2004 as compared to the year ended February 28, 2003. The timing of sales orders is wholly dependent on customer delivery requirements

Inventory increased $111,000, or 14%, as the result of new orders received towards the end of the fiscal year.

Accounts payable increased $96,000 as compared to February 28, 2003 due to increased purchasing activity and to support new orders received towards the end of the fiscal year ended February 29, 2004.

The increase in accrued expenses of $197,000 At February 29, 2004 compared the February 28, 2003 is principally due to increased customer deposits of $106,000 and accrued sales representative commissions of $95,000.

The Company currently has a $350,000 line of credit with a bank. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company, and is personally guaranteed by the former Chief Executive Officer of the Company. As of February 29, 2004, the outstanding balance was $312,000.

The Company and it mezzanine lender, Norwood Venture Corporation reached an agreement in May 2004 which provides for the commencement of principal repayments of $42,000 per month on November 30, 2005 for a period of 20 months, as well as other changes in the terms of the loan agreement, including an extension of the put option period and modification of certain of the put option conditions. At February 29, 2004, $840,000 of principal remained outstanding on the subordinated mezzanine loan.

Results of Operations

For the year ended February 29, 2004, the Company's sales increased $344,000 or 11% to $3,502,000, as compared to $3,158,000 for the year ended February 28, 2003. The increase was a result of an increase in fluxing system sales, partially offset by a decrease nozzle-spraying system and specialty coating system sales. The increase in fluxer sales was principally due to growing acceptance of the SonoFlux 2000F and orders for spare parts for the Company's other spray fluxing systems. The sales decrease in specialty coating system sales was caused by fewer orders placed for systems for national defense contracts.

The Company's gross profit increased $222,000, to $1,997,000 for the year ended February 29, 2004 from $1,775,000 for the year ended February 28, 2003. The increase was primarily a result of higher sales of the Company's products. The mix of the Company's products sold did not affect the gross margin percentage, which marginally increased from 56% for the year ended February 28, 2003, to 57% for the year ended February 29, 2004.

Marketing and selling costs increased $84,000 to $700,000 for the year ended February 29, 2004 from $616,000, for the year ended February 28, 2003. The increase was principally a result of increased sales commissions of $47,000 and increased personnel costs of $41,000. These increases were the direct result of increased sales levels during the current fiscal year.

Interest expense was reduced $61,000 for the year ended February 29, 2004 as compared to the year ended February 28, 2003 as the result of repayments made and a drop in prevailing interest rates and $57,000 less in imputed interest expense related to the Norwood loan warrant amortization in the current fiscal year.

Interest and other income decreased $103,000 for the year ended February 29, 2004 as compared to February 28, 2003, as the prior year amount reflected profits realized from one-time settlements with vendors.

An income tax benefit of $585,000 was reflected in the statement of operations as the result of recording a deferred tax asset relating to the tax effect of recognition of approximately $1,500,000 of the Company's prior year net operating loss carryforwards.

The Company's net income from increased $664,000 to $785,000 or $.07 per share on a diluted basis for the year ended February 29, 2004 from $121,000 or $0.01 per share for the year ended February 28, 2003.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see our note 2 to our consolidated financial statements.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes. Management judgment is required in determining the provision for the deferred tax asset. The Company reduced the valuation reserve for the deferred tax asset resulting from net operating losses carried forward due to the Company having demonstrated consistent profitable operations.

Impact of New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 149, an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 only required the Company to have additional disclosures regarding the Put Warrants and did not have a material effect on the financial statements. The Company adopted SFAS No. 150 in the first quarter of fiscal 2004.

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 20 to 38.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) There were no changes in and disagreements with Accountants on Accounting and Financial Disclosure.

ITEM 8A CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, President and Chief Operating Officer (principal executive and accounting officer) of the Company has evaluated the Company's disclosure controls and procedures within 90 days of filing this Form 10-KSB. Based on his evaluation, Mr. Coccio has concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and Forms.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after the date of their evaluations. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)   Identification of Directors

      Name                   Age    Position with the Company
      --------------------------------------------------------------------------
      Harvey L. Berger       65     Director and Chief Technologist
      Christopher L. Coccio  63     Chief Executive Officer, President and a
                                    Director
      Donald F. Mowbray      66     Director*
      Samuel Schwartz        84     Chairman and Director*

* Member of the Audit Committee and Compensation Committee.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Messrs. Schwartz and Mowbray run until the annual meeting to be held in 2004, and the terms of Drs. Berger and Coccio run until the annual meeting to be held in 2005, and in each case until their respective successors are duly elected and qualified.

(b)   Identification of Executive Officers

      Name                    Age   Position with the Company
      --------------------------------------------------------------------------
      Christopher L. Coccio    63    Chief Executive Officer, President and
                                     Director
      Vincent F. DeMaio        66    Vice President
      R. Stephen Harshbarger   36    Vice President

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

DR. DONALD F. MOWBRAY has been a Director since August 2003. He has been an independent consultant since August 1997. From September 1992 to August 1997 he was the Manager of the General Electric Company's Corporate Research and Development Mechanical Engineering Laboratory. From 1962 to 1992 he worked for the General Electric Company in a variety of engineering and managerial positions. Dr. Mowbray received a B.S. in Aeronautical Engineering from the University of Minnesota in 1960, a Master of Science in Engineering Mechanics from the University of Minnesota in 1962 and a Ph.D. from Rensselaer Polytechnic Institute in Engineering Mechanics in 1968.

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

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for Fiscal Years ended February 28, 2004, 2003 and 2002, for each named officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the Fiscal Year ended February 29, 2004.

                           SUMMARY COMPENSATION TABLE

                                                                     Long Term
                                                                Compensation Awards
                                       Annual Compensation     --------------------
Name and                              ----------------------   Securities Underlying     All Other
Principal Position         Year       Salary ($)   Bonus ($)       Options (#)       Compensation ($)(1)
--------------------------------------------------------------------------------------------------------

Christopher L. Coccio      2004        $129,970     $17,500                  0             $1,244
CEO, President and         2003        $124,462      $7,500            275,000             $1,260
    Director               2002(2)      $92,354     $40,000            200,000               $178

R. Stephen Harshbarger     2004        $105,854      $4,375                  0               $927
Vice-President             2003         $88,196      $1,200             20,000               $996
                           2002         $90,520      $5,000             15,000               $207

(1) Dollar amounts are Company contributions under the Company's retirement plan.
(2)   Dr. Coccio became an employee of the Company as of May 7, 2001.

The following table sets forth information regarding option grants made during the last completed fiscal year for each named officer of the Company.

                      Option/SAR Grants in Last Fiscal Year

                Number of   Percent of total
               Securities     options/SARs
               Underlying      granted to
              Options/SARs    employees in    Exercise or base
Name           granted (#)     fiscal year       price ($/Sh)    Expiration date
--------------------------------------------------------------------------------

None

The following table sets forth information regarding option exercises during the Fiscal Year ended February 29, 2004, as well as any unexercised options held as of February 29, 2004 by each named executive who received in excess of $100,000 in salary and bonus.

             Aggregate Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year End Option/SAR Values

                                                          Number of Securities Underlying      Value of Unexercised
                                                                Unexercised Options            In-the Money Options
                                Shares                         at Fiscal Year End (#)         At Fiscal Year End ($)
                              Acquired on     Value
Name                          Exercise (#)  Realized ($)     Exercisable  Unexercisable      Exercisable  Unexercisable
-----------------------------------------------------------------------------------------------------------------------
Christopher Coccio               39,766         0              455,234          0              $233,482        $0

R. Stephen Harshbarger                0         0               85,000          0               $38,300        $0

Audit Committee

The Company's Board of Directors has an Audit Committee composed of Samuel Schwartz and Donald F. Mowbray. The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders,
(ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors. The Company does not have a person designated as a "financial expert" serving on its Audit Committee because it has had difficulty finding a qualified person, but continues to actively seek out such an individual.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors has a Compensation Committee composed of Samuel Schwartz and Donald F. Mowbray. However, the Compensation Committee serves an advisory function only. All decisions regarding compensation are made by the full Board of Directors.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of May 21, 2004, to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if                                     Amount
   more than 5%) of                                    Beneficially
   Beneficial owner                                        Owned        Percent
--------------------------------------------------------------------------------
Directors and Officers
     *Harvey L. Berger                                    386,700(1)       3.6%
     *Christopher L. Coccio                               483,333(2)       4.6%
     *R. Stephen Harshbarger                               85,000(3)        **
     *Donald F. Mowbray                                    20,000(4)        **
     *Samuel Schwartz                                   1,564,557(5)      14.3%
                                                        ---------        -----

All Executive Officers and Directors as a Group (6)     2,623,158(6)     24.58%

Additional 5% owners
     Herbert Spiegel                                      766,341(7)       7.0%
     425 East 58th Street
     New York, NY  10022

     Norwood Venture Corporation                        1,548,035(8)      14.1%
     65 Norwood Avenue
     Montclair, NJ 07043


*  c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
** Less than 1%

(1) Includes 4,000 shares in the name of Dr. Berger's wife and 65,000 options currently exercisable issued under the 1993 Plan.
(2)   Includes 20,000 options currently exercisable issued under the 1993 Plan.
(3)   Includes 7,500 options currently exercisable under the 1993 Plan.
(4)   Includes 20,000 options currently exercisable issued under the 1993Plan.
(5) Includes 40,000 options currently exercisable issued under the 1993 Plan and 252,649 warrants currently exercisable issued on April 30, 2001 in conjunction with a loan made to the Company.
(6) Includes 225,500 options currently exercisable issued under the 1993 Plan and 252,649 warrants issued on April 30, 2001 in conjunction with a loan made to the Company. Does not include 65,000 options under the 2003Plan which are not currently exercisable.
(7) Includes 252,649 warrants currently exercisable issued on April 30, 2001 in conjunction with a loan made to the Company.
(8) Includes 1,100,000 warrants currently exercisable issued on September 30, 1999, 244,444 warrants currently exercisable issued on December 20, 2000, and 203,591 warrants currently exercisable issued on April 30, 2001, all in conjunction with a loan, as amended, made to the Company.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Norwood loans - On April 30, 2001, in order to induce the advance of an additional $300,000 by Norwood, certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional mezzanine financing. Interest expense of $103,617 was paid to Norwood and $26,571 was forwarded to these individuals during Fiscal Year 2004. During February 2004, an officer of the Company exercised 24,444 warrants to purchase the Company's common stock through Norwood. Coincident with this transaction $10,000 of principal loaned by Norwood was repaid and was in turn repaid to this officer.

Debt Exchange - related party -

During February 2004 loans, accrued interest and prior year consulting fees due to the Chairman of the Company in the amount of $123,827 were exchanged for 294,825 shares of common stock valued at $.42 per share. The debt to equity conversion price was negotiated independently with other third party creditors on an "arms length" basis.

Warrant issuance - related party-

During February 2004 warrants to acquire 300,000 shares of the Company's common stock were exercised at $.30 per share by the Chairman of the Company for $90,000. The proceeds from this exercise were used to repay prior year loans due to the Chairman.

ITEM 13 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The consolidated financial statements and schedules listed in the accompanying "Index to Consolidated Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.     Description
-------     -----------
3(a)(1)     Certificate of Incorporation of the Company and all amendments thereto.
3(b)(1)     By-laws of the Company as amended.
4(a)(3)     Form of Warrant.
4(b)(3)     Master Security Agreement.
4(c)(4)     Letter agreement between the Company and The Bank of New York.
4(d)(5)     Former CEO's Personal Guarantee for the Bank of New York.
4(e)(2)     Note and Warrant Purchase Agreement dated September 29, 1999 by and between the Company and Norwood Venture Corp.
4(f)(2)     Note issued by the Company, dated September 29, 1999, in the principal sum of $450,000.

4(g)(2)     Common Stock Purchase Warrant, dated September 29, 1999, issued by the Company to Norwood Venture Corp.
4(h)(2)     General Security Agreement, dated September 29, 1999, issued by the Company in favor of Norwood Venture Corp.
4(i)(7)     Amended, Note and Warrant Purchase Agreements dated December 22,
            2000 and April 30, 2001 by and between the Company and Norwood
            Venture Corp.
4(j)(8)     Amended Note and Warrant Purchase Agreement dated October 24, 2001 between the Company and Norwood Venture Corp.
10(a)(6)    Lease for the Company's facilities in Milton, NY dated
            December 1, 1999.
10(b)(1)    Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(c)(1)    Sono-Tek Corporation 2003 Stock Incentive Plan.
10(d)(6)    Bank of New York Line of Credit.
14          Code of Ethics.
21(9)       Subsidiaries of Small Business Issuer.
23.1        Independent Auditors' Consent.
31          Rule 13a-14/15d - 14(a) Certification.
32          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the Company's Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
(2) Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1999.
(3) Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1993.
(4) Incorporated herein by reference to the Company's Form 10-Q quarterly report for the quarter ended May 31, 1996.
(5) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 1999.
(6) Incorporated herein by reference to the Company's Form 10-K for the year ended February 29, 2000.
(7) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 2001.
(8) Incorporated herein by reference to the Company's Form 10-QSB quarterly report for the quarter ended November 30, 2001.
(9) Incorporated herein by reference to the Company's Form 10-KSB for the year ended February 28, 2003.

(b)   Reports on Form 8-K.

      Report on Form 8-K filed January 6, 2004, relating to an earnings release. Report on Form 8-K filed February 27, 2004, relating to an exchange of debt.

ITEM 14 DISCLOSURE OF FEES PAID TO PRINCIPAL ACCOUNTANTS

For the Fiscal Years ended February 29, 2004 and February 28, 2003 the Company paid or accrued fees of approximately $31,000 and $29,000 for services rendered by Radin Glass & Co., LLP, its independent auditors. These fees included audit services and tax return preparation.

There were no other fees for services rendered by Radin Glass & Co. other than for services described above.

                              SONO-TEK CORPORATION

                                   FORM 10-KSB

                                     ITEM 7

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                      FOR THE YEAR ENDED FEBRUARY 29, 2004


INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheet at February 29, 2004

         Consolidated Statements of Operations
            For the Years Ended February 29, 2004 and February 28, 2003

         Consolidated Statements of Stockholders' (Deficiency) Equity
            For the Years Ended February 29, 2004 and February 28, 2003

         Consolidated Statements of Cash Flows
            For the Years Ended February 29, 2004 and February 28, 2003

         Notes to the Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity and cash flow for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 29, 2004 and the results of their operation and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.


/S/RADIN, GLASS & Co., LLP
--------------------------
Certified Public Accountants
New York, New York
April 27, 2004, except as to Note 16 which date is May 13, 2004.

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    February 29,
                                                                        2004
                                                                        ----
Current Assets
   Cash and cash equivalents                                        $   189,987
   Accounts receivable (less allowance of $15,046)                      813,835
   Inventories                                                          905,469
   Prepaid expenses and other current assets                             83,599
   Deferred tax asset                                                   117,000
                                                                    -----------
            Total current assets                                      2,109,890
                                                                    -----------

Equipment, furnishings and leasehold improvements
   (less accumulated depreciation of $675,795)                           57,835
Intangible assets, net                                                   31,050
Other assets                                                              6,542
Deferred tax asset                                                      468,000
                                                                    -----------

TOTAL ASSETS                                                        $ 2,673,317
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $   245,981
   Accrued expenses                                                     441,117
   Line of credit                                                       312,000
   Subordinated mezzanine debt                                          282,144
   Current maturities of long term debt                                  42,189
                                                                    -----------
            Total current liabilities                                 1,323,431

Subordinated mezzanine debt                                             557,856
Long term debt, less current maturities                                  16,960
                                                                    -----------
            Total liabilities                                         1,898,247
                                                                    -----------

Commitments and Contingencies                                                --
Put Warrants                                                            188,223

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      10,494,156 issued and outstanding                                 104,942
   Additional paid-in capital                                         6,465,436
   Accumulated deficit                                               (5,983,531)
                                                                    -----------
            Total stockholders' equity                                  586,847
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,673,317
                                                                    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Years Ended
                                                 ------------------------------
                                                 February 29,      February 28,
                                                     2004              2003
                                                     ----              ----

Net Sales                                        $  3,501,594      $  3,157,756
Cost of Goods Sold                                  1,505,010         1,382,676
                                                 ------------      ------------
            Gross Profit                            1,996,584         1,775,080
                                                 ------------      ------------

Operating Expenses
   Research and product development                   365,577           361,783
   Marketing and selling                              700,445           615,736
   General and administrative                         571,058           556,260
                                                 ------------      ------------
            Total Operating Expenses                1,637,080         1,533,779
                                                 ------------      ------------

Operating Income                                      359,504           241,301

Interest Expense                                     (166,884)         (228,488)
Interest and Other Income                               8,719           111,228
                                                 ------------      ------------
Income before Income Taxes                            201,339           124,041
Income Tax Benefit (Expense)                          583,890            (3,085)
                                                 ------------      ------------

Net Income                                       $    785,229      $    120,956
                                                 ============      ============

Basic Earnings Per Share                         $        .08      $        .01
                                                 ============      ============

Diluted Earnings Per Share                       $        .07      $        .01
                                                 ============      ============

Weighted Average Shares - Basic                     9,248,175         9,152,401
                                                 ============      ============

Weighted Average Shares - Diluted                  11,414,584        10,265,644
                                                 ============      ============


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                                           Common Stock                                     Total
                                          Par Value $.01       Additional                Stockholders'
                                        ------------------      Paid-In    Accumulated   (Deficiency)
                                        Shares      Amount      Capital      Deficit        Equity
                                        ------      ------      -------      -------        ------
Balance - February 28, 2002            9,105,422   $ 91,055   $6,016,107   $(6,889,716)   ($782,554)

Issuance of common stock                  94,739        947       17,053            --       18,000
Imputed interest - affiliate loan             --         --        4,145            --        4,145
Net Income                                    --         --           --       120,956      120,956
                                      ----------   --------   ----------   -----------    ---------
Balance - February 28, 2003            9,200,161     92,002    6,037,305    (6,768,760)    (639,453)

Non-employee stock options                    --         --        1,564            --        1,564
Exercise of warrants                     624,444      6,245      176,200            --      182,445
Exercise of stock options                 91,516        915       13,372            --       14,287
Conversion of notes and liabilities      578,035      5,780      236,995            --      242,775
Net Income                                    --         --           --       785,229      785,229
                                      ----------   --------   ----------   -----------    ---------
Balance - February 29, 2004           10,494,156   $104,942   $6,465,436   $(5,983,531)   $ 586,847
                                      ==========   ========   ==========   ===========    =========

                     See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended
                                                                          ---------------------------
                                                                          February 29,   February 28,
                                                                              2004           2003
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                             $ 785,229      $ 120,956
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                       49,469         76,532
          Imputed interest expense                                            17,608         74,666
          Provision for doubtful accounts                                      1,371        (11,325)
          (Increase) decrease in:
              Accounts receivable                                           (440,166)        16,377
              Inventories                                                   (110,803)       (25,955)
              Prepaid expenses and other current assets                      (27,577)        12,371
              Deferred tax assets                                           (585,000)            --
          Increase (decrease) in:
              Accounts payable and accrued expenses                          292,892       (144,309)
                                                                           ---------      ---------
       Net Cash (Used In) Provided By Continuing Operations                  (16,977)       119,313
       Net Cash (Used In) Provided By Discontinued Operations                     --       (167,403)
                                                                           ---------      ---------
       Net Cash  (Used In) Provided By Operating Activities                  (16,977)       (48,090)
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of equipment, furnishings and leasehold improvements     (10,411)        (8,165)
    Patent filing costs                                                       (2,296)       (13,965)
    Other assets                                                                  --          1,126
                                                                           ---------      ---------
       Net Cash (Used In) Provided By Continuing Operations                  (12,707)       (21,004)
                                                                           ---------      ---------
       Net Cash (Used In) Provided By Investing Activities                   (12,707)       (21,004)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock                                               --         18,000
    Proceeds from exercise of warrants and options                           198,296             --
    Conversion of notes and debt to equity                                   242,774             --
    Repayment under revolving credit line                                         --        (32,000)
    Repayments of notes payable and equipment loans                           (9,072)       (22,686)
    Repayment of notes to related parties                                    (24,283)       (46,196)
    Repayment of subordinated debt                                           (20,928)        (5,898)
    Loan Payments/ exchanges                                                (432,774)            --
    Payment of long-term liabilities                                              --        (29,683)
                                                                           ---------      ---------
       Net Cash (Used in) Provided by Continuing Operations                  (45,987)      (118,463)
       Net Cash (Used in) Discontinued Operations                                 --             --
                                                                           ---------      ---------
       Net Cash Used in Financing Activities                                 (45,987)      (118,463)
                                                                           ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (75,671)      (187,557)
CASH AND CASH EQUIVALENTS
    Beginning of year                                                        265,658        453,215
                                                                           ---------      ---------
    End of year                                                            $ 189,987      $ 265,658
                                                                           =========      =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), which the Company acquired on August 3, 1999, whose operations have been discontinued. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $100,000 insurable limits at a given bank. At February 29, 2004, the Company had $79,524 over the insurable limit.

Supplemental Cash Flow Disclosure -

                                                             Years Ended
                                                      --------------------------
                                                      February 29,  February 28,
                                                          2004          2003
                                                          ----          ----
Interest paid                                           $172,684      $168,644
                                                        ========      ========
Income taxes paid                                             --            --
Non-cash items:
   Interest expense for issuance of warrants            $ 17,606      $ 70,521
                                                        ========      ========
   Interest expense imputed on affiliate loan                 --      $  4,145
                                                                      ========
   Stock issued and warrants and options
      granted for services                                    --      $ 18,000
                                                                      ========

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

Intangible Assets - Include Costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $41,132 at February 29, 2004. Deferred financing fees of $35,523 at February 24, 2004 are being amortized over the term of the related debt. Accumulated amortization was $31,376 at February 29, 2004.

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

New Accounting Pronouncements-
In April 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 149, an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, which established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 only required the Company to have additional disclosures regarding the Put Warrants and did not have a material effect on the financial statements. The Company adopted SFAS No. 150 in the first quarter of fiscal 2004.

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures

NOTE 3: SEGMENT INFORMATION

The Company currently operates in one business segment, spraying systems and is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment.

NOTE 4: INVENTORIES

Inventories consist of the following:

                                                             February 29,
                                                                 2004
                                                                 ----
      Raw Materials                                          $   348,965
      Work-in-process                                            325,460
      Consignment                                                  5,379
      Finished Goods                                             422,197
                                                             -----------
                  Totals                                       1,102,001
      Less: Allowance                                           (196,532)
                                                             -----------
                                                             $   905,469
                                                             ===========

NOTE 5: EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

                                                             February 29,
                                                                 2004
                                                                 ----
      Laboratory equipment                                    $  82,395
      Machinery and equipment                                   394,412
      Leasehold improvements                                     44,513
      Furniture and fixtures                                    212,310
                                                              ---------
                  Totals                                        733,630
      Less: accumulated depreciation                           (675,795)
                                                              ---------
                                                              $  57,835
                                                              =========

NOTE 6: ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                             February 29,
                                                                 2004
                                                                 ----
      Accrued compensation                                     $122,664
      Sales tax liability                                        14,338
      Accrued interest                                           10,561
      Accrued marketing expense                                  22,215
      Estimated warranty costs                                   13,350
      Accrued commissions                                       103,840
      Professional fees                                          21,590
      Customer deposits                                         113,173
      Other accrued expenses                                     19,386
                                                               --------
                                                               $441,117
                                                               ========

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $350,000 revolving line of credit that carries an interest rate of prime plus 2% (6.00% at February 29, 2004). The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former CEO of the Company. The line of credit is payable on demand. As of February 29, 2004, the balance was $312,000.

NOTE 8: LONG-TERM DEBT

Long-term debt of continuing operations consists of the following:

                                                                    February 29,
                                                                        2004
                                                                        ----

      Notes payable to related parties, payable monthly In
        installments of $474 plus monthly interest of 5% over
        48 months through March 31, 2006.                             $ 20,395

      Equipment loan, bank, collateralized by related
        production equipment, payable in monthly installments
        of principal of $756 plus interest at 2% over the
        bank's prime rate (6.00% at February 29, 2004) through
        May 2005.                                                       11,340

      Subordinated loans to former owners of acquired
        business, payable in monthly installments of principal
        of $1,500 and interest at 6%.                                   27,414
                                                                      --------

                  Total long term debt                                  59,149
                  Due within one year                                  (42,189)
                                                                      --------
                  Due after one year                                  $ 16,960
                                                                      ========

      Long-term debt is payable as follows (as of February 29, 2004):
          Fiscal Year ending February,
                              2005                                    $ 42,189
                              2006                                      16,960
                                                                      --------
                                                                      $ 59,149
                                                                      ========

NOTE 9: SUBORDINATED MEZZANINE DEBT

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

In addition, the original Norwood Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Note and will be amortized over the life of the principal repayment term of the Agreement. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at an exercise price of $0.30 and $.10 per share, respectively. In connection with an amendment to the Agreement in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount to the loan and is being imputed as additional interest over the term of the loan. The discount was fully amortized at February 29, 2004.

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

If the Company, based upon its fair value computed using its Fiscal Year 2006 results, is required to pay the Put under the warrants, warrant holders will have to pay up to $275,000 for the warrants. Upon measurement and exercise, one third of such put payment by the Company would be due immediately, with the balance payable over 36 months with interest at 12%.
The deferred financing fees of $35,523 incurred to acquire the Norwood Note are being amortized over the life of the loan. Accumulated amortization of the deferred financing fees was $31,376 at February 29, 2004.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Leases - Total rent expense was approximately $78,661 and $78,447, for the two years ended February 29, 2004 and February 28, 2003, respectively.

The Company has $138,485 in future minimum obligations under its lease, which expires November 30, 2005.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

                                               February 29,        February 28,
                                               ------------        ------------
                                              2004        %       2003       %
                                              ----       ---      ----      ---

      Computed tax at maximum rate           68,455     34.0    $41,125    34.0
      Other permanent differences             1,728      1.0      2,440     2.0

      Change in valuation
         allowance for tax
         effect of operating
         loss carryforwards                (654,073)  (325.0)   (43,565)  (36.0)
                                          ---------   ------   --------   -----
      Income tax benefit                  $(583,890)  (290.0)  $     --      --
                                          =========   ======   ========   =====

The net deferred tax asset is comprised of the following:

                                                                February 29,
                                                                    2004
                                                                    ----
      Allowance for doubtful accounts                           $     5,000
      Accumulated depreciation                                       20,000
      Accumulated amortization                                        5,000
      Inventory                                                     125,000
      Accrued vacation                                                6,000
      Accrued expenses                                               31,000
      Net operating losses and other carryforwards                1,314,000
                                                                -----------
      Net deferred tax assets before valuation allowance          1,506,000
      Deferred tax asset valuation allowance                       (921,000)
                                                                -----------

      Net deferred tax asset                                    $   585,000
                                                                ===========

The change in the valuation allowance was $794,000 for the year ended February 29, 2004. Of this change, $585,000 represents the estimated future utilization of approximately $1,500,000 of the net operating loss carry forward based on the

Company's return to profitable operations for the last two fiscal years. $117,000 of this deferred tax asset has been reflected as a current asset. The $585,000 has been reflected as a tax benefit in the financial statements.

At February 29, 2004, the Company has available net operating loss carryforwards of approximately $3,865,000 for income tax purposes, which expire between fiscal 2005 and fiscal 2022. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2021. The net operating loss and credit carryforwards generated by S&K prior to the acquisition are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 12: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2012. The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan. A total of 961,046 options remain outstanding under the 1993 Plan.

Under the 1993 Stock Incentive Plan, option prices were at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the 1993 Plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminate at a stipulated period of time after an employee's termination of employment.

At the August 21, 2003 Annual Meeting of Shareholders, the Company adopted a new Stock Incentive Plan (the"2003 Plan"). Under this plan, up to 1,500,000 stock options can be granted until 2013. Through February 29, 2004, no options have been granted under this plan.

During Fiscal Year 2004, the Company granted options for 20,000 shares exercisable at $.19 per share to a director of the Company and options for 10,000 shares at $.25 to a consultant to the Company. There were no options granted to employees of the Company. During Fiscal Year 2004, compensation expense of $1,564 was recognized based on the fair value of the options granted to a consultant.

During Fiscal Year 2003, the Company granted options for 415,000 shares exercisable at between $0.15 per share and $.30 per share to qualified employees and 40,000 shares exercisable at $.37 per share to a director of the Company.

A summary of the 1993 Plan activity for the years ended February 29, 2004 and February 28, 2003 is as follows:

                                                           Weighted Average
                                 Stock Options              Exercise Price
                             Outstanding  Exercisable   Outstanding  Exercisable
                             -----------  -----------   -----------  -----------

Balance - February 28, 2002      840,062     752,187         .50         $.59
Granted Fiscal Year 2003         445,000                     .22
Canceled Fiscal Year 2003       (162,500)                   (.49)
                               ---------                    ----
Balance - February 28, 2003    1,122,562     903,062        $.33         $.35
                               =========                    ====         ====
Granted Fiscal Year 2004          30,000                     .23
Exercised Fiscal Year 2004       (91,516)                   (.16)
Canceled Fiscal Year 2004       (100,000)                   (.52)
                               ---------                    ----
Balance - February 29, 2004      961,046     890,171        $.32         $.29
                               =========                    ====         ====

Information, at date of issuance, regarding stock option grants for the years ended February 29, 2004 and February 28, 2003:

                                                             Weighted   Weighted
                                                              Average   Average
                                                             Exercise     Fair
                                                   Shares      Price     Value
                                                  -------    --------   -------
Year ended February 28, 2003:
   Exercise price exceeds market price            275,000    $  .20     $  .15
   Exercise price equals market price             170,000       .16        .16
   Exercise price is less that market price            --        --         --

Year ended February 29, 2004:
   Exercise price exceeds market price                 --    $   --     $   --
   Exercise price equals market price              30,000       .23        .23
   Exercise price is less that market price            --        --         --

The following table summarizes information about stock options outstanding and exercisable at February 29, 2004:

                                                     Weighted-
                                                      Average       Weighted
                                                     Remaining      Average
                                        Number        Life in       Exercise     Number
                                      Outstanding      Years         Price     Exercisable
                                      -----------      -----         -----     -----------
Range of exercise prices:
$ .09 to $ .20                          490,984         8.3           $.18       461,734
$ .21 to $ .50                          337,500         4.4           $.32       280,750
$ .51 to $ .90                          100,062         4.5           $.60       100,062
$1.00 to $1.53                           32,500         6.5          $1.44        32,500

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

The estimated fair value of options granted during Fiscal Year 2004 was $.23 per share and the estimated fair value of options granted during Fiscal Year 2003 was $.22 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the years ended February 29, 2004 and February 28, 2003 would have been changed to the pro forma amounts indicated below:

                                                             Year Ended
                                                     February 29,   February 28,
                                                         2004           2003
                                                         ----           ----
Net income:
   As reported                                         $785,229       $120,956
Deduct: Total stock based employee
   compensation under intrinsic
   value based method for all
   awards, net of tax effects                            10,863        101,772
                                                       --------       --------
Pro forma net income (loss)                            $774,366       $ 19,184
                                                       ========       ========
Basic earnings per share:
   As reported                                         $   0.08       $   0.01
   Pro forma                                           $   0.08       $   0.00
Diluted earnings per share:
   As reported                                         $   0.07       $   0.01
   Pro forma                                           $   0.07       $   0.00

The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2004 and 2003 were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 109% and 107% in Fiscal Years 2004 and 2003, respectively, risk-free interest rate of approximately 3.25% in Fiscal Years 2004 and 2003, and expected lives of option grants of approximately five years.

Warrants -

During Fiscal Year 2001, warrants to purchase 50,000 shares of the Company's common stock were issued to a former officer of the Company in acknowledgment of short-term loans granted to the Company in Fiscal Year 2000. One warrant is to purchase 25,000 shares of the Company's common stock at $0.50 per share, and the other warrant is to purchase 25,000 shares of the Company's common stock at $1.00 per share. Both warrants expire March 3, 2005.

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

NOTE 13: EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     February 29,   February 28,
                                                         2004           2003
                                                         ----           ----
      Numerator for basic and diluted
         Earnings per share                           $   785,229    $   120,956
                                                      ===========    ===========

      Denominator:
         Denominator for basic earnings per
            share-weighted average shares               9,096,436      9,152,401
      Effects of dilutive securities:
         Warrants                                       1,020,085      1,020,085
         Stock options for employees,
            directors and outside consultants             454,780         93,158
                                                      -----------    -----------
         Denominator for diluted earnings
            per share                                  11,414,584     10,265,644
                                                      ===========    ===========

        Basic Earnings Per Share                      $       .08    $       .01
                                                      ===========    ===========

        Diluted Earnings Per Share                    $       .07    $       .01
                                                      ===========    ===========

NOTE 14: RELATED PARTY TRANSACTIONS

Norwood loans - On April 30, 2001, in order to induce the advance of an additional $300,000 by Norwood Venture Corp. ("Norwood"), certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional mezzanine financing. Interest expense of $26,571 and $26,371 was paid to Norwood and forwarded to these individuals during Fiscal Years 2004 and 2003, respectively.

Debt Exchange - related party -

During February 2004 loans, accrued interest and prior year consulting fees due to the Chairman of the Company in the amount of $123,827 were exchanged for 294,825 shares of common stock valued at $.42 per share. The debt to equity conversion price was negotiated independently with other third party creditors on an "arms length" basis.

Warrant issuance - related party-

During February 2004 warrants to acquire 300,000 shares of the Company's common stock were exercised at $.30 per share by the Chairman of the Company for $90,000. The proceeds from this exercise were used to repay prior year loans due to the Chairman.

NOTE 15: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

From continuing operations - For the year ended February 29, 2004 one customer accounted for 15% of the Company's sales.

Export sales to customers located outside the United States were approximately as follows:

                                                   February 29,     February 28,
                                                       2004             2003
                                                       ----             ----
      Western Europe                                 $552,000         $356,000
      Far East                                        171,000          170,000
      Other                                           132,000          130,000
                                                     --------         --------
                                                     $855,000         $656,000
                                                     ========         ========

NOTE 15: FOURTH QUARTER ADJUSTMENT (Unaudited)

During the fourth quarter of fiscal 2004, the Company recorded a deferred tax asset of $585,000 for a portion of the $3,865,000 of net operating loss carryforwards the Company has available for future utilization due to expire through 2022. See Note 11 - Income Taxes.

NOTE 16 - SUBSEQUENT EVENT

On May 13, 2004, the Company and Norwood Venture Corporation modified their Loan Agreement to reschedule repayment terms to commence November 30, 2005 and to end on June 30, 2007. The Note would be repaid in 20 equal installments of $42,000. The Put Period in the Agreement was changed to commence with the delivery of the February 29, 2008 audited financial statements. The Agreement was further modified to change the conditions under which the Put Option would terminate to reflect the current stock exchange that the Company's is being traded.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2004
Sono-Tek Corporation
(Registrant)

By: /s/ Dr. Christopher L. Coccio
    -----------------------------
    Dr. Christopher L. Coccio,
    Chief Executive Officer and President

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

/s/ Dr. Christopher L Coccio    May 26, 2004        /s/ Samuel Schwartz         May 26, 2004
----------------------------                        -------------------
Christopher L. Coccio                               Samuel Schwartz
Chief Executive Officer,                            Chairman and Director
President and Director

/s/ Dr. Donald F. Mowbray       May 26, 2004        /s/ Dr. Harvey L Berger     May 26, 2004
-------------------------                           ----------------------
Donald F. Mowbray                                   Dr. Harvey L. Berger
Director                                            Director

/s/ R. Stephen Harshbarger      May 26, 2004        /s/ Vincent F. DeMaio       May 26, 2004
---------------------------                         ---------------------
R. Stephen Harshbarger                              Vincent F. DeMaio
Vice President                                      Vice President