Form 10QSB
period 2004-05-31
SONO TEK CORP
filed 2004-07-08
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACTS OF 1934

                  For the quarterly period ended: May 31, 2004
                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACTS OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
        (Exact name of small business issuer as specified in its charter)

                 New York                                    14-1568099
     ----------------------------                          -------------
     (State or other jurisdiction                          (IRS Employer
     incorporation or organization)                      Identification No.)

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

                             YES |X|        NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                Outstanding as of
           Class                                   July 2, 2004
           -----                                   ------------

Common Stock, par value $.01 per share              11,039,069

                              SONO-TEK CORPORATION


                                      INDEX



Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - May 31, 2004 (Unaudited) and
      February 29, 2004                                                        1

Consolidated Statements of Operations - Three Months Ended
      May 31, 2004 and 2003 (Unaudited)                                        2

Consolidated Statements of Cash Flows - Three Months Ended
      May 31, 2004 and 2003 (Unaudited)                                        3

Notes to Consolidated Financial Statements                                 4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         9 - 12

Item 3 - Controls and Procedures                                              12

Part II - Other Information                                                   13

Signatures and Certifications                                            14 - 18

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   May 31,      February 29,
                                                                    2004           2004
                                                                  Unaudited       Audited
                                                                 -----------    -----------
                                     ASSETS

Current Assets

   Cash and cash equivalents                                     $   319,346    $   189,987
   Accounts receivable (less allowance of $14,812 and $13,675
      at May 31 and February 29, respectively)                       675,317        813,835
   Inventories                                                     1,108,300        905,469
   Prepaid expenses and other current assets                          49,759         83,599
   Deferred tax asset                                                117,000        117,000
                                                                 -----------    -----------
            Total current assets                                   2,269,723      2,109,890
                                                                 -----------    -----------
Equipment, furnishings and leasehold improvements
      (less accumulated depreciation of $683,925
      and $675,795 at May 31 and February 29, respectively)           55,482         57,835
Intangible assets, net                                                28,532         31,050
Other assets                                                           7,171          6,542
Deferred tax asset                                                   468,000        468,000
                                                                 -----------    -----------

TOTAL ASSETS                                                     $ 2,828,908    $ 2,673,317
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $   281,424    $   245,981
   Accrued expenses                                                  405,080        441,117
   Line of Credit                                                    312,000        312,000
   Subordinated mezzanine debt                                       170,000        282,144
   Current maturities of long term debt                               43,198         42,189
                                                                 -----------    -----------
            Total current liabilities                              1,211,702      1,323,431

Subordinated mezzanine debt                                          649,364        557,856
Long term debt, less current maturities                                8,769         16,960
                                                                 -----------    -----------
            Total liabilities                                      1,869,835      1,898,247
                                                                 -----------    -----------

Commitments and Contingencies                                             --             --
Put Warrants                                                         188,223        188,223

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      11,039,069 and 10,494,156 shares issued and outstanding
      at May 31 and February 29, respectively                        110,391         92,002
   Additional paid-in capital                                      6,509,380      6,465,436
   Accumulated deficit                                            (5,848,921)    (5,983,531)
                                                                 -----------    -----------
            Total stockholders' equity                               770,850        586,847
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 2,828,908    $ 2,673,317
                                                                 ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended May 31,
                                                     --------------------------
                                                             Unaudited
                                                        2004            2003
                                                    ---------------------------

Net Sales                                           $ 1,206,432     $   758,523
Cost of Goods Sold                                      538,091         319,518
                                                    -----------     -----------
            Gross Profit                                668,341         439,005
                                                    -----------     -----------

Operating Expenses
   Research and product development costs                96,136          93,257
   Marketing and selling expenses                       234,353         149,258
   General and administrative costs                     175,281         135,707
                                                    -----------     -----------

            Total Operating Expenses                    505,770         378,222
                                                    -----------     -----------

Operating Income                                        162,572          60,783

Interest Expense                                        (31,360)        (50,710)
Interest and Other Income                                 3,399             974
                                                    -----------     -----------

Income Before Income Taxes                              134,610          11,047

Income Tax Expense                                            0               0
                                                    -----------     -----------

Net Income                                          $   134,610     $    11,047
                                                    ===========     ===========

Basic Earnings Per Share
   Net Earnings per share                           $      0.01     $      0.00
                                                    ===========     ===========

Diluted Earnings Per Share
   Net Earnings per share                           $      0.01     $      0.00
                                                    ===========     ===========

Weighted Average Shares - Basic                      10,853,471       9,200,161
                                                    ===========     ===========

Weighted Average Shares - Diluted                    12,973,240      10,137,302
                                                    ===========     ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three Months Ended May 31,
                                                                         --------------------------
                                                                                  Unaudited
                                                                              2004         2003
                                                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Profit                                                              $ 134,610    $  11,047
   Adjustments to reconcile net profit to net cash provided by (used in)
     operating activities:
       Imputed interest expense on subordinated mezzanine debt                     0       13,968
       Depreciation and amortization                                          10,995       12,764
       Provision for doubtful accounts                                         3,000        1,137
       (Increase) decrease in:
         Account receivable                                                  135,517        6,989
         Inventories                                                        (202,831)      (9,875)
         Prepaid expenses and other current assets                            33,841       21,907
       Decrease in:
         Accounts payable and accrued expenses                                  (594)     (28,613)
                                                                           ---------    ---------
       Net Cash Provided By Operating Activities                             114,593       29,234
                                                                           ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of equipment and furnishings                                       (5,777)      (2,309)
  Patent costs                                                                  (346)           0
  Other                                                                         (630)           0
                                                                           ---------    ---------
     Net Cash (Used In) Investing Activities                                  (6,753)      (2,309)
                                                                           ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                     28,756            0
  Conversion of debt to equity                                                20,636            0
Loan payments/ exchanges                                                     (20,636)           0
Renegotiation of debt repayments                                                   0       18,748
  Repayments of notes payable and equipment loans                             (7,182)     (31,496)
                                                                           ---------    ---------
     Net Cash Provided By (Used In) Financing Activities                      21,574      (12,748)
                                                                           ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    129,360       14,267

CASH AND CASH EQUIVALENTS
  Beginning of period                                                        189,987      265,658
                                                                           ---------    ---------
  End of period                                                            $ 319,347    $ 279,925
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                                            $  23,120    $  34,733
                                                                           =========    =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Three Months Ended May 31, 2004 and 2003

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

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 29, 2004, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

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

The estimated fair value of options granted during Fiscal Year 2004 was $.20 per share and the estimated fair value of options granted during the three months ended May 31, 2004 was $.95 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the three month periods ended May 31, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

                                                            Three Months Ended
                                                                 May 31,
                                                            2004          2003
                                                            ----          ----
      Net income:
      As reported                                         $134,610       $11,047
      Deduct: Total stock based
      employee compensation under
      intrinsic value based method for
      all awards, net of tax effects                         8,999         6,363
                                                          --------       -------
Pro forma net income (loss)                               $125,611       $ 4,684
                                                          ========       =======
Basic and diluted earnings per share:
      As reported                                         $   0.01       $  0.00
      Pro-forma                                           $   0.01       $  0.00

Intangible Assets - Include cost of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $42,221 and $41,132 at May 31, 2004 and February 29, 2004, respectively. Deferred financing fees of $35,523 at May 31, 2004 are being amortized over the term of the related debt. Accumulated amortization was $33,152 at May 31, 2004.

NOTE 2: INVENTORIES

Inventories at May 31, 2004 are comprised of:

      Finished goods                                 $  558,608
      Work in process                                   342,291
      Consignment                                         5,379
      Raw materials and subassemblies                   400,398
                                                     ----------
                  Total                               1,306,676
      Less: Allowance                                  (198,376)
                                                     ----------
      Net inventories                                $1,108,300
                                                     ==========

NOTE 3: RELATED PARTY TRANSACTIONS

Subordinated Mezzanine Debt
One of the Company's directors and a significant shareholder are participants with Norwood Venture Corporation in its subordinated mezzanine financing.

NOTE 4: SUBORDINATED MEZZANINE DEBT

On April 30, 2001, the Company and Norwood Ventures Corporation amended the Norwood Note and Warrant Purchase Agreement to increase the Note to $850,000 and the Warrant shares to 2,077,777. The monthly principal payments were to commence in October 2001 at $23,612 per month and were deferred on May 13, 2004 until

November 30, 2005 at which time the note would be repaid in 20 equal installments of $42,000 per month. The Company, at its option can make prepayments at anytime. During the fiscal year ended February 29, 2004, the Company prepaid $10,000 of this indebtedness and 24,444 Warrant shares were exercised.

In addition, the original Norwood Note was issued with a detachable stock purchase warrant (the "Put Warrants") to purchase 1,100,000 shares of the Company's common stock at an exercise price of $.30, the fair market value of the Company's common stock on September 30, 1999. The fair market value, as determined by an independent appraisal, of the Put Warrants was determined to be $0.07 per share, and is accounted for as a discount to the Norwood Note and will be amortized over the life of the principal repayment term of the Agreement. In connection with the amendments, dated December 22, 2000 and April 30, 2001,an additional 244,444 and 733,333 warrant shares were granted at an exercise price of $0.30 and $.10 per share, respectively. In connection with an amendment to the Agreement in October 2001, the exercise price of certain of the warrants was reduced from $.30 to $.15 per share. This resulted in an increase in the value of the warrants of $13,445, which is accounted as a discount to the loan and is being imputed as additional interest over the term of the loan. The discount was fully amortized at May 31, 2004. As noted above, 24,444 of the Put Warrants were exercised during fiscal year ended February 29, 2004. The aggregate residual exercise price of the Put Warrants is $272,556 for the purchase of 2,053,333 shares of common stock

The Put Warrant holders may, commencing after the delivery of the February 29, 2008 audited financial statements and terminating one year thereafter, require the Company to purchase such warrants at a price equal to the result calculated by subtracting the aggregate exercise of the warrants to the extent remaining from the product of the greatest of;

      a) the fair market value of the Company as determined by an independent appraiser as at the end of the Company's fiscal year end February 29, 2008 (the "Company's 2008 Fiscal Year"),

      b) five times EBITDA for the Company's 2008 Fiscal Year or, if higher, average EBITDA for such year and the fiscal year of the Company immediately prior to such year, or

      c) the book value of the Company as at the end of the Company's 2008 Fiscal Year,

multiplied by the fraction of (the "Put Fraction") the numerator of which is the total number of shares of common stock, the Put Warrant holders would own upon such exercise of the warrants and the denominator would be the total number of common shares outstanding upon the exercise of all equity rights to acquire common stock.

Depending on the fair value of the Company based on the above computations from the Company's 2008 Fiscal Year results will determine if the Company will be required, assuming such Put Warrant holders exercise their put warrants, to pay up to $272,556 for the warrants. These warrants are exercisable for the purchase of up to 2,053,333 shares of common stock.

The put provision above may be terminated if the Company's stock trades at an average daily volume of 50,000 shares at an average price above $1.50 per share for a period of 180 consecutive days.

NOTE 5: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 1993 Stock Incentive Plan, as amended ("1993 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2012. As of May 31, 2004, there were 386,437 options outstanding under the 1993 Plan. No further options can be granted under the 1993 Plan.

During Fiscal Year 2004, the Company granted options for 20,000 shares exercisable at $.19 per share to a director of the Company and options for 10,000 shares at $.25 to a consultant to the Company. There were no options granted to employees of the Company. During Fiscal Year 2004, compensation expense of $1,564 was recognized based on the fair value of the options granted to a consultant.

At the August 21, 2003 Annual Meeting of Shareholders, the Company adopted a new Stock Incentive Plan (the"2003 Plan"). Under this plan, up to 1,500,000 stock options can be granted until 2013. During the three month period ended May 31, 2004, 55,000 stock options at $.95 per share were granted to officers of the Company and 39,000 options at prices from $.95 to $.98 per share were granted to qualified employees of the Company.

Under the 1993 and 2003 Stock Incentive Plans, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plans or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminate at a stipulated period of time after an employee's termination of employment.

Warrants - There were no warrants issued during Fiscal 2004 and 2005.

NOTE 6: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2004 and 2003 are calculated as follows:

                                                  May 31, 2004      May 31, 2003
                                                  ------------      ------------

Denominator for basic earnings per share            10,853,471        9,200,161

    Dilutive effect of warrants                      1,940,209          882,125
    Dilutive effect of stock options                   179,560           55,016
                                                    ----------       ----------

Denominator for dilutive earnings per share         12,973,240       10,137,302
                                                    ==========       ==========

NOTE 7: SUBSEQUENT EVENT

During the period from June 1, 2004 to July 1, 2004, the Company prepaid $170,000 of the indebtedness to Norwood Venture Corporation.

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

-     General economic conditions in the Company's markets.

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

The Company has a well established position in the electronics industry with its SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to less material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the level of rework. The Company experienced a dramatic recovery of this market towards the latter part of Fiscal Year 2004 and to date into Fiscal Year 2005, resulting in increased orders for the Company's equipment.

In the past two years, the Company has focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. The Company has sold a significant number of specialized ultrasonic nozzles and AccuMist(TM) stent coating systems to large pharmaceutical and medical device customers that are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. The Company has begun to sell a bench-top, fully outfitted stent coating system to a wide range of customers who are manufacturing stents or coatings to be used in developmental trials. The Company has developed a unique patented vacuum-based ultrasonic system capable of uniformly coating batches of stents with anti-restenosis coatings, and is now offering this technology to selected manufacturers for licensing. The Company's sales levels have increased as the result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving net income, reducing debt, and bringing shareholders' equity from a deficit position to a positive position.

Liquidity and Capital Resources

The Company's working capital increased $272,000 from a working capital of $786,000 at February 29, 2004 to $1,058,000 at May 31, 2004. The Company's
current ratio is 1.87 to 1 at May 31, 2004, as compared to 1.59 to 1 at February 29, 2004. The Company's debt to equity ratio has improved from 3.23 to 1 at February 29, 2004 to 2.43 to 1 at May 31, 2004. The increase in working capital and improvement in the financial ratios was a result of a reduction in the current maturity of subordinated mezzanine debt of $112,000, an increase in inventories of $203,000, and an increase in cash of $129,000 partially offset by decreases in accounts receivable of $139,000 and prepaid assets of $34,000. Stockholders' equity increased $184,000 from $587,000 at February 29, 2004 to $771,000 at May 31, 2004. The increase in stockholders' equity was the result of the net profit of $135,000 for the three months ended May 31, 2004, stock option exercises of $29,000 and conversion of debt to equity of $20,000.

Accounts receivable at May 31, 2004 decreased $139,000 or 17% from February 29, 2004 due to collections during the quarter.

Inventory increased $203,000 or 22% as the result of the large influx of orders received during the three months ended May31, 2004.

The Company currently has a $350,000 line of credit with a bank, in the form of a demand note. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of May 31, 2004 and February 29, 2004, the outstanding balance was $312,000. New borrowings are presently precluded under this note.

The Company and its mezzanine lender, Norwood Venture Corporation ("Norwood"), reached an agreement during May 2004 whereby principal payments under the $840,000 loan would be deferred until November 2005. At that time, Norwood would be repaid over 20 months at $42,000 per month. As a result of this agreement, $282,000 of current debt was reclassified as long-term. During June and early July 2004, the Company prepaid $170,000 of this loan, which has been classified as current. Additionally, $20,000 of this loan was converted to 49,000 shares of the Company's common stock by Norwood on May 28, 2004.

Results of Operations

For the three months ended May 31, 2004, the Company's sales increased $448,000 or 59% to $1,206,000 as compared to $758,000 for the three months ended May 31, 2003. The increase was principally the result of increased fluxer sales, the sale of a large cleaning system, and sales of new products, such as Accumist stent coaters, SonoDry spray dryers and WideTrack systems.

The Company's gross profit increased $229,000 to $668,000 for the three months ended May 31, 2004 from $439,000 for the three months ended May 31, 2004 The gross profit margin was 55.4% of sales for the three months ended May 31, 2004 as compared to 57.9% of sales for the three months ended May 31, 2003. The change in margin occurred as the result of the changing mix of products in each period.

Research and product development costs increased $3,000 to $96,000 for the three months ended May 31, 2004 from $93,000 for the three months ended May 31, 2003.

Marketing and selling costs and general and administrative costs increased $85,000 or 57% to $234,000 for the three months ended May 31, 2004 as compared to $149,000 for the three months ended May 31, 2003. The increase was principally due to increased commissions related to the 59% increase in sales for the three months ended May 31, 2004.

General and Administrative costs increased $40,000 or 29% to $175,000 for the three months ended May 31, 2004 as compared to $135,000 for the three months ended May 31, 2003. The increase was principally due to increased compensation, legal expense and consulting costs.

Interest expense decreased $19,000 to $31,000 for the three months ended May 31, 2004 from $50,000 for the three months ended May 31, 2003. The decrease is primarily due to reduced additional interest amortization on the Norwood loans and reduced interest on related party and other loans due to conversions to equity and repayments made in the quarter ended February 29, 2004.

The Company's net income was $135,000 for the three months ended May 31, 2004 as compared to $11,000 for the three months ended May 31, 2003. Earnings per common share were $.01 for the three months ended May 31, 2004 as compared to $.001 for the three months ended May 31, 2003.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 29, 2004.

Accounting for Income Taxes

As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate its income taxes. Management judgment is required in determining the provision on its deferred tax asset. During the fourth quarter of the year ended February 29, 2004, the Company reduced the valuation reserve for the deferred tax asset resulting from the net operating losses carried forward due to the Company having demonstrated consistent profitable operations. In the event that actual results differ from these estimates, the Company may need to again adjust such valuation reserve.

Impact of New Accounting Pronouncements

There were no new issuances which affected the Company during this fiscal quarter.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer) of the Company, has evaluated the Company's disclosure controls and procedures within 90 days of filing this Form 10-QSB. Based on his evaluation, Mr. Coccio has concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and Forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after May 31, 2004. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

      Item 1. Legal Proceedings

              None

      Item 2. Changes in Securities and Use of Proceeds.

              On May 28, 2004, the Company entered into an agreement to exchange 49,133 shares of common stock valued at $20,636 with Norwood Venture Corporation. This exchange resulted in the reduction of Norwood debt in the amount of $20,636. This issuance was deemed exempt from registration under Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

      Item 3. Defaults Upon Senior Securities

              None

      Item 4. Submission of Matters to a Vote of Security Holders

              None

      Item 5. Other Information

              None

      Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  4 Amendment dated May 13, 1004 to Note and Purchase Agreement dated September 29, 1999, as amended and the 12% Note dated September 30, 1999, as amended between the Company and Norwood Venture Corporation.

                  31    Rule 13a-14/15d - 14(a) Certification

                  32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                        The Company filed a report on Form 8-K filed on May 17,
                  2004 relating to a press release on the results of operations for the quarter ended February 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 7, 2004


                                          SONO-TEK CORPORATION
                                               (Registrant)



                                    By:   /s/ Christopher L. Coccio
                                          --------------------------------------
                                          Christopher L. Coccio
                                          Chief Executive Officer and President