Form 10QSB
period 2004-08-31
SONO TEK CORP
filed 2004-10-12
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
        (Exact name of small business issuer as specified in its charter)

              New York                                      14-1568099
    -------------------------------                       -------------
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

                                YES |X|  NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Outstanding as of
            Class                                        October 11, 2004
            -----                                        ----------------

Common Stock, par value $.01 per share                       11,297,394

                              SONO-TEK CORPORATION


                                      INDEX

Part I - Financial Information                                             Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - August 31, 2004 (Unaudited) and
      February 29, 2004                                                        1

Consolidated Statements of Operations - Six Months and Three Months
      Ended August 31, 2004 and 2003 (Unaudited)                               2

Consolidated Statements of Cash Flows - Six Months Ended
      August 31, 2004 and 2003 (Unaudited)                                     3

Notes to Consolidated Financial Statements                                 4 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operations       8 - 11

Item 3 - Controls and Procedures                                              12

Part II - Other Information                                              13 - 14

Signatures and Certifications                                             15 -18

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    August 31,    February 29,
                                                                      2004            2004
Current Assets                                                      Unaudited       Audited
                                                                   -----------    -----------
     Cash and cash equivalents                                     $   276,060    $   189,987
     Accounts receivable (less allowance of $21,046 and $13,675
       At August 31 and February 29, respectively)                     824,949        813,835
     Inventories                                                     1,295,676        905,469
     Prepaid expenses and other current assets                          33,318         83,599
     Deferred tax asset                                                117,000        117,000
                                                                   -----------    -----------
                  Total current assets                               2,547,003      2,109,890
                                                                   -----------    -----------
Equipment, furnishings and leasehold improvements
  (less accumulated depreciation of $692,079 and
  $675,795 at August 31 and February 29, respectively)                  56,797         57,835
Intangible assets, net                                                  27,442         31,050
Other assets                                                             7,171          6,542
Deferred tax asset                                                     468,000        468,000
                                                                   -----------    -----------

TOTAL ASSETS                                                       $ 3,106,413    $ 2,673,317
                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $   347,567    $   245,981
     Accrued expenses                                                  538,917        441,117
     Line of Credit                                                    312,000        312,000
     Subordinated mezzanine debt                                            --        282,144
 Current maturities of long term debt                                   42,353         42,189
                                                                   -----------    -----------
                  Total current liabilities                          1,240,837      1,323,431

Subordinated mezzanine debt                                            600,000        557,856
Long term debt, less current maturities                                  2,846         16,960
                                                                   -----------    -----------
                  Total liabilities                                  1,843,683      1,898,247
                                                                   -----------    -----------

Commitments and Contingencies                                               --             --
Put Warrants                                                           188,223        188,223

Stockholders' Equity
     Common stock, $.01 par value; 25,000,000 shares authorized,
       11,297,394 and 10,494,156 shares issued and outstanding
       at August 31 and February 29, respectively                      112,975        104,942
     Additional paid-in capital                                      6,603,339      6,465,436
     Accumulated deficit                                            (5,641,807)    (5,983,531)
                                                                   -----------    -----------
                  Total stockholders' equity                         1,074,507        586,847
                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 3,106,413    $ 2,673,317
                                                                   ===========    ===========

                     See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Six Months Ended August 31,    Three Months Ended August 31,
                                             ---------------------------    -----------------------------
                                                      Unaudited                       Unaudited
                                                 2004           2003             2004           2003
                                             --------------------------      --------------------------

Net Sales                                    $ 2,721,369    $ 1,449,257      $ 1,514,937    $   690,735
Cost of Goods Sold                             1,222,247        601,074          684,156        281,556
                                             -----------    -----------      -----------    -----------
                  Gross Profit                 1,499,122        848,183          830,781        409,178
                                             -----------    -----------      -----------    -----------

Operating Expenses
Research and product development costs           227,848        182,829          131,712         89,572
Marketing and selling expenses                   505,808        287,970          271,455        138,712
General and administrative costs                 369,215        275,129          193,934        139,422
                                             -----------    -----------      -----------    -----------

                  Total Operating Expenses     1,102,871        745,928          597,101        367,706
                                             -----------    -----------      -----------    -----------

Operating Income                                 396,251        102,255          233,680         41,472

Interest Expense                                 (58,332)       (92,205)         (26,971)       (41,495)
Interest and Other Income                          3,805          7,855              405          6,882
                                             -----------    -----------      -----------    -----------

Income from Operations Before Income Taxes       341,724         17,905          207,114          6,859

Income Tax Expense                                     0          1,110                0          1,110
                                             -----------    -----------      -----------    -----------

Net Income                                   $   341,724    $    16,795      $   207,114    $     5,749
                                             ===========    ===========      ===========    ===========


Basic Earnings Per Share                     $      0.03    $      0.00      $      0.02    $      0.00
                                             ===========    ===========      ===========    ===========

Diluted Earnings Per Share                   $      0.03    $      0.00      $      0.02    $      0.00
                                             ===========    ===========      ===========    ===========

Weighted Average Shares - Basic               11,014,757      9,200,161       11,176,044      9,200,161
                                             ===========    ===========      ===========    ===========

Weighted Average Shares - Diluted             13,064,644     10,242,454       13,151,455     10,302,258
                                             ===========    ===========      ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended August 31,
                                                                         ---------------------------
                                                                                   Unaudited
                                                                               2004        2003
                                                                           -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                               $ 341,724    $  16,795

   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                         20,239       25,638
         Imputed interest expense                                                   0       17,608
         Provision for doubtful accounts                                        6,000       (4,629)
         Decrease (Increase) in:
             Accounts receivable                                              (17,114)     (54,013)
             Inventories                                                     (390,207)     (66,746)
             Prepaid expenses and other current assets                         50,282       34,846
         Decrease in:
             Accounts payable and accrued expenses                            199,385      (26,397)
                                                                            ---------    ---------
       Net Cash Provided By (Used In) Operating Activities                    210,309      (56,898)
                                                                            ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Patent Application Costs                                                      (346)           0
   Purchase of equipment and furnishings                                      (15,246)      (4,274)
   Other                                                                         (630)           0
                                                                            ---------    ---------
       Net Cash Used In Investing Activities                                  (16,222)      (4,274)
                                                                            ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                        99,236            0
   Proceeds from issuance of stock                                             26,064            0
   Conversion of debt to equity                                                20,636            0
   Loan payments/exchanges                                                    (20,636)           0
   Repayments of notes payable and loans                                     (233,314)     (28,677)
                                                                            ---------    ---------
          Net Cash Used In Financing Activities                              (108,014)     (28,677)
                                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           86,073      (89,849)

CASH AND CASH EQUIVALENTS
   Beginning of period                                                        189,987      265,658
                                                                            ---------    ---------
   End of period                                                            $ 276,060    $ 175,809
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                            $  59,910    $  68,675
                                                                            =========    =========

                     See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Six Months Ended August 31, 2004 and 2003


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

The estimated fair value of options granted during Fiscal Year 2004 was $.22 per share and the estimated fair value of options granted during the six months ended August 31, 2004 was $.98 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 2003 and 1993 Plans. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the three and six month periods ended August 31, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

                                         Six Months Ended    Three Months Ended
                                             August 31,          August 31,
                                          2004       2003      2004      2003
                                          ----       ----      ----      ----
Net Profit:
     As reported                        $341,724   $16,795   $207,114   $5,749
     Deduct: Total stock based
     employee compensation
     under intrinsic value based
     method for all awards,
     net of tax effects                   18,720     3,955      9,360    1,998
                                        --------   -------   --------   ------
Pro forma                               $323,004   $12,840   $197,754   $3,412
                                        ========   =======   ========   ======
Basic and diluted earnings per share:
     As reported                        $   0.03   $  0.00   $   0.02   $ 0.00
     Pro forma                          $   0.02   $  0.00   $   0.02   $ 0.00

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $43,310 and $41,132 at August 31, 2004 and February 29, 2004, respectively.

Deferred financing fees of $35,523 at August 31, 2004 are being amortized over the term of the related debt. Accumulated amortization was $33,152 at August 31, 2004.

NOTE 2: INVENTORIES

Inventories at August 31, 2004 are comprised of:

         Finished goods                      $  393,889
         Work in process                        629,842
         Consignment                              5,379
         Raw materials and subassemblies        501,315
                                             ----------
                 Total                        1,530,425
         Less: Allowance                       (234,749)
                                             ----------
         Net inventories                     $1,295,676
                                             ==========

NOTE 3: RELATED PARTY TRANSACTIONS

Subordinated Mezzanine Debt

One of the Company's directors and a significant shareholder and another significant shareholder are participants with Norwood Venture Corporation in its subordinated mezzanine financing.

NOTE 4: SUBORDINATED MEZZANINE DEBT

Norwood Ventures Corporation, a mezzanine lender to the Company, loaned $850,000 to the Company at various times from September 30, 1999 to April 30, 2001. Coincident with these loans were the issuance of 2,077,777 detachable stock purchase warrants (the "Put Warrants") to purchase the Company's common stock at values from $.10 to $.15 per share. During the fiscal year ended February 29, 2004, 24,444 warrants were exercised and $10,000 of the principal of this loan was repaid. During the six months ended August 31, 2004, the Company exchanged 49,133 shares of common stock valued at $.42 per share for a reduction of $20,636 of this debt. Additionally, $219,364 of principal was repaid during the six month period ended August 31, 2004. The outstanding balance of the loan was $600,000 at August 31, 2004 and 2,053,333 warrants with an aggregate exercise price of $272,556 remain outstanding. Monthly principal repayments of $42,000 per month are required commencing November 30, 2005 until the unpaid balance of the loan is repaid. The Company, at its option can make prepayments at anytime.

The Put Warrant holders may, commencing after the delivery of the February 29, 2008 audited financial statements and terminating one year thereafter, require the Company to purchase such warrants at a price equal to the result calculated by subtracting the aggregate exercise of the warrants to the extent remaining from the product of the greatest of:

      a) the fair market value of the Company as determined by an independent appraiser as at the end of the Company's fiscal year end February 29, 2008 (the "Company's 2008 Fiscal Year"),

      b) five times EBITDA for the Company's 2008 Fiscal Year or, if higher, average EBITDA for such year and the fiscal year of the Company immediately prior to such year, or

      c) the book value of the Company as at the end of the Company's 2008 Fiscal Year,

multiplied by the fraction of (the "Put Fraction") the numerator of which is the total number of shares of common stock the Put Warrant holders would own upon such exercise of the warrants and the denominator of which would be the total number of common shares outstanding upon the exercise of all equity rights to acquire common stock.

Depending on the fair value of the Company based on the above computations from the Company's 2008 Fiscal Year results will determine if the Company will be required, assuming such Put Warrant holders exercise their put warrants, to pay up to $272,556 for the warrants. These warrants are exercisable for the purchase of up to 2,053,333 shares of common stock.

The put provision above may be terminated if the Company's stock trades at an average daily volume of 50,000 shares and at an average price above $1.50 per share for a period of 180 consecutive days.

NOTE 6: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of August 31, 2004, there were 278,612 options outstanding under the 1993 Plan.

During Fiscal Year 2004, the Company granted options for 20,000 shares exercisable at $.19 per share to a director of the Company and options for 10,000 shares at $.25 to a consultant to the Company. There were no options granted to employees of the Company. During Fiscal Year 2004, compensation expense of $1,564 was recognized based on the fair value of the options granted to a consultant. During the six month period ended August 31, 2004, 55,000 stock options exercisable at $.95 per share were granted to officers of the Company and 41,500 options exercisable at prices from $.95 to $1.21 per share were granted to qualified employees of the Company.

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

NOTE 7: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2004 and 2003 are calculated as follows:

                                              August 31, 2004    August 31, 2003
                                              ---------------    ---------------

Denominator for basic earnings per share         11,014,757        9,200,161

    Dilutive effect of warrants                   1,847,222          931,944
    Dilutive effect of stock options                202,665          110,349
                                                 ----------       ----------

Denominator for dilutive earnings per share      13,064,644       10,242,454
                                                 ==========       ==========

                              SONO-TEK CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company has a well established position in the electronics industry with its SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to lower material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the level of rework. The Company experienced a significant recovery of this market towards the latter part of Fiscal Year 2004 and to date into Fiscal Year 2005, resulting in increased orders for the Company's equipment.

In the past two years, the Company has focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. The Company has sold many specialized ultrasonic nozzles and AccuMist(TM) and Micromist stent coating systems to large pharmaceutical and medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. The

Company has begun to sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. The Company has developed a unique patented vacuum-based ultrasonic system capable of uniformly coating batches of stents with anti-restenosis coatings, and is now offering this technology to selected manufacturers for licensing.

The Company also committed engineering resources to develop a general industrial coating product, the WideTrack coating system, which is finding increasing applications in the glass, food and textile manufacturing industries. The WideTrack is saving customers money by reducing the use of materials and lessening the environmental impact by significantly reducing overspray, which is common with other types of coating systems.

In conclusion, the Company's sales levels have increased as the result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving net income, reducing debt, and bringing shareholders' equity from a deficit position to a positive position.

Liquidity and Capital Resources

The Company's working capital increased $520,000 from a working capital of $786,000 at February 29, 2004 to $1,306,000 at August 31, 2004. The Company's
current ratio is 2.05 to 1 at May 31, 2004, as compared to 1.59 to 1 at February 29, 2004. The Company's debt to equity ratio has improved from 3.23 to 1 at February 29, 2004 to 1.72 to 1 at August 31, 2004. The increase in working capital and improvement in the financial ratios was a result of a reduction in the current maturity of subordinated mezzanine debt of $282,000, an increase in inventories of $390,000, an increase in accounts payable and accrued expenses of $199,000 and an increase in cash of $87,000 partially offset by a decrease in prepaid assets of $50,000. Stockholders' equity increased $488,000 from $587,000 at February 29, 2004 to $1,075,000 at August 31, 2004. The increase in stockholders' equity was the result of the net profit of $342,000 for the six months ended August 31, 2004, stock option exercises of $99,000, stock issuance of $26,000 and conversion of debt to equity of $21,000.

Inventory increased $390,000 or 43% from $ 905,000 to $1,296,000 as the result of the large influx of orders received during the six months ended August 31, 2004.

The Company currently has a $350,000 line of credit with a bank, in the form of a demand note. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of August 31, 2004 and February 29, 2004, the outstanding balance was $312,000. New borrowings are presently precluded under this note.

The Company and its mezzanine lender, Norwood Venture Corporation ("Norwood"), reached an agreement during May 2004 whereby principal payments under the $840,000 loan would be deferred until November 2005. At that time, Norwood would be repaid over 20 months at $42,000 per month. As a result of this agreement, $282,000 of current debt was reclassified as long-term. During the six months ended August 31, 2004, the Company prepaid $220,000 of this loan. Additionally, $20,000 of this loan was converted to 49,000 shares of the Company's common stock by Norwood on May 28, 2004.

Results of Operations

For the six months ended August 31, 2004, the Company's sales increased $1,272,000 to $2,721,000 as compared to $1,449,000 for the six months ended August 31, 2003. For the three months ended August 31, 2004, the Company's sales increased $824,000 to $1,515,000 as compared to $691,000 for the three months ended August 31, 2003. The increases were principally the result of increased fluxer sales, the sale of a large cleaning system, and sales of new products, such as Accumist stent coaters, spray dryers using SonoDry nozzles and WideTrack systems.

The Company's gross profits increased $651,000 to $1,499,000 for the six months ended August 31, 2004 from $848,000 for the six months ended August 31, 2003. The gross profit margin was 55.1% of sales for the six months ended August 31, 2004 as compared to 58.5% of sales for the six months ended August 31, 2003. The Company's gross profit increased $422,000 to $831,000 for the three months ended August 31, 2004 from $409,000 for the three months ended August 31, 2003. The gross profit margin was 54.8% of sales for the three months ended August 31, 2004 as compared to 59.2% of sales for the three months ended August 31, 2003. The changes in gross margin occurred as the result of the changing mix of products in each period.

Research and product development costs increased $45,000 to $228,000 for the six months ended August 31, 2004 from $183,000 for the six months ended August 31, 2003 and $42,000 to $132,000 for the three months ended August 31, 2004 from $90,000 for the three months ended August 31, 2003. The increases were principally due to an increase in engineering personnel and increased purchases of research and development materials in the current periods.

Marketing and selling costs increased $218,000 and $133,000 for the respective six and three month periods ended August 31, 2004 as compared to the same periods ended August 31, 2003. The increases were due principally to increased commissions, trade show costs and increased labor and fringe benefit costs.

General and administrative costs increased $94,000 and $55,000 for the respective six and three month periods ended August 31, 2004 as compared to the same periods ended August 31, 2003. The increase was due principally to increased payroll costs, increased legal, consulting and accounting costs

Interest expense decreased $34,000 to $58,000 for the six months ended August 31, 2004 from $92,000 for the six months ended August 31, 2003. Interest expense decreased $15,000 to $27,000 for the three months ended August 31, 2004 from $42,000 for the three months ended August 31, 2003. The decrease is primarily due to reduced interest and amortization on the Norwood loans and reduced interest on related party and bank loans.

The Company's net income was $342,000 and $207,000 for the six and three month periods ended August 31, 2004 as compared to $17,000 and $6,000 for the six and three month periods ended August 31, 2003.

The Company's backlog of firm orders increased from $375,000 at February 29, 2004 to $1,007,000 at August 31, 2004. All of these orders are deliverable before the end of the Company's current fiscal year which is February 28, 2005.

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

Impact of New Accounting Pronouncements

There were no new issuances which affected the Company during this quarter.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer) of the Company, has evaluated the Company's disclosure controls and procedures as of August 31, 2004. Based on his evaluation, Dr. Coccio has concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after August 31, 2004. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

      Item 1. Legal Proceedings

              None

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..

              During the three months ended August 31, 2004 the Company sold 25,000 shares of its common stock to a consultant at $.93 per share for $23,250. Additionally, the Company issued 7,035 shares of common stock to another consultant for services rendered. These issuances were deemed exempt form registration under Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act.

      Item 3. Defaults Upon Senior Securities

              None

      Item 4. Submission of Matters to a Vote of Security Holders

              The following matters were voted upon at the Company's annual meeting of shareholders held on August 19, 2004.

                  1. The election of two (2) directors of the Company to serve until the Company's 2005 annual meeting of shareholders.

                                                   For              Against
                                                   ---              -------
                  Edward J. Handler III         9,531,325           15,800
                  Philip Strasburg              9,531,325           15,800

                              There were no broker non-votes.

                  2. The election of two (2) directors of the Company to serve until the Company's 2006 annual meeting of shareholders.

                                                   For              Against
                                                   ---              -------
                  Donald F. Mowbray             9,531,325           15,800
                  Samuel Schwartz               9,530,325           16,800

                              There were no broker non-votes.

                  3. The ratification of the appointment of Radin Glass & Co. as the Company's independent auditors for the fiscal year ending February 28, 2005.

                              For 9,411,624; Against 119,701; Abstained 15,800
                              There were no broker non-votes.

      Item 5. Other Information

              None

      Item 6. Exhibits and Reports on Form 8-K

              (a)   Exhibits

                  31  - Rule 13a - 14(a)/15d - 14(a) Certification

                  32  - Certification Pursuant to 18 U.S.C. Section 1350, as
                        adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

              (b)   Reports on Form 8-K

                  The Company filed a report on Form 8-K on July 9, 2004 relating to a press release on the results of operations for the quarter ended May 31, 2004.

                  The Company filed a report on Form 8-K on July 22, 2004 relating to a press release on the installation and sale of its WideTrack coating system for the production of float glass.

                  The Company filed a report on Form 8-K on August 19, 2004 to report on the results of its Annual Meeting of Shareholders and remarks made by Christopher L. Coccio, President and CEO.

                  The Company filed a report on Form 8-K on September 27, 2004 relating to a press release announcing the Company being appointed exclusive distributor for EVS International products in the United States and Canada.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2004


                                          SONO-TEK CORPORATION
                                               (Registrant)



                                    By: /s/ Christopher L. Coccio
                                        -----------------------------------
                                        Christopher L. Coccio
                                    Chief Executive Officer and President
                                    (principal executive and accounting officer)