Form 10QSB
period 2004-11-30
SONO TEK CORP
filed 2005-01-13
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2004

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

                               YES |X|     NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding as of
            Class                                    January 7, 2005
            -----                                    ---------------

Common Stock, par value $.01 per share                  13,788,323

                              SONO-TEK CORPORATION


                                      INDEX


Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - November 30, 2004 (Unaudited) and
      February 29, 2004                                                        1

Consolidated Statements of Operations - Nine Months and Three Months Ended
      November 30, 2004 and 2003 (Unaudited)                                   2

Consolidated Statements of Cash Flows - Nine Months Ended November 30, 2004
      and 2003 (Unaudited)                                                     3

Notes to Consolidated Financial Statements                                4 - 10

Item 2 - Management's Discussion and Analysis or Plan of Operations      11 - 17

Item 3 - Controls and Procedures                                              18

Part II - Other Information                                              19 - 20

Signatures and Certifications                                             21 -24

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                November 30,   February 29,
                                                                    2004           2004
                                                                 Unaudited       Audited
                                                                -----------    -----------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                    $   416,676    $   189,987
   Accounts receivable (less allowance of $24,046 and $13,675
      At November 30 and February 29, respectively)                 851,954        813,835
   Inventories                                                    1,354,631        905,469
   Prepaid expenses and other current assets                         65,237         83,599
   Deferred tax asset                                               117,000        117,000
                                                                -----------    -----------
            Total current assets                                  2,805,498      2,109,890
                                                                -----------    -----------
Equipment, furnishings and leasehold improvements
   (less accumulated depreciation of $700,233 and
   $675,795 at November 30 and February 29, respectively)            65,754         57,835
Intangible assets, net                                               23,983         31,050
Other assets                                                          7,171          6,542
Deferred tax asset                                                  468,000        468,000
                                                                -----------    -----------

TOTAL ASSETS                                                    $ 3,370,406    $ 2,673,317
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                             $   376,111    $   245,981
   Accrued expenses                                                 513,677        441,117
   Line of Credit                                                   312,000        312,000
   Subordinated mezzanine debt                                      450,000        282,144
   Current maturities of long term debt                              38,499         42,189
                                                                -----------    -----------
            Total current liabilities                             1,690,287      1,323,431

Subordinated mezzanine debt                                         150,000        557,856
Long term debt, less current maturities                                  --         16,960
                                                                -----------    -----------
            Total liabilities                                     1,840,287      1,898,247
                                                                -----------    -----------

Commitments and Contingencies                                            --             --
Put Warrants                                                        188,223        188,223

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares
      authorized, 11,444,506 and 10,494,156 shares
      issued and outstanding at November 30 and
      February 29, respectively                                     114,446        104,942
   Additional paid-in capital                                     6,620,316      6,465,436
   Accumulated deficit                                           (5,392,866)    (5,983,531)
                                                                -----------    -----------
            Total stockholders' equity                            1,341,896        586,847
                                                                -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 3,370,406    $ 2,673,317
                                                                ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Nine Months Ended November 30,       Three Months Ended November 30,
                                                           Unaudited                             Unaudited
                                                      2004              2003               2004               2003
                                                -------------------------------       -------------------------------

Net Sales                                       $  4,391,653       $  2,395,002       $  1,670,284       $    945,745
Cost of Goods Sold                                 2,008,596          1,018,895            786,349            417,821
                                                ------------       ------------       ------------       ------------
      Gross Profit                                 2,383,057          1,376,107            883,935            527,924
                                                ------------       ------------       ------------       ------------

Operating Expenses
Research and product development costs               361,781            269,812            133,933             86,983
Marketing and selling expenses                       755,078            477,647            249,270            189,677
General and administrative costs                     594,154            420,157            224,939            145,028
                                                ------------       ------------       ------------       ------------
      Total Operating Expenses                     1,711,013          1,167,616            608,142            421,688
                                                ------------       ------------       ------------       ------------

Operating Income                                     672,044            208,491            275,793            106,236

Interest Expense                                     (82,171)          (130,209)           (23,839)           (38,004)
Interest and Other Income                              6,793              8,105              2,988                250
                                                ------------       ------------       ------------       ------------

Income from Operations Before Income Taxes           596,666             86,387            254,942             68,482

Income Tax Expense                                     6,000              1,110              6,000                  0
                                                ------------       ------------       ------------       ------------

Net Income                                      $    590,666       $     85,277       $    248,942       $     68,482
                                                ============       ============       ============       ============

Basic Earnings Per Share                        $       0.05       $       0.01       $       0.02       $       0.01
                                                ============       ============       ============       ============

Diluted Earnings Per Share                      $       0.05       $       0.01       $       0.02       $       0.01
                                                ============       ============       ============       ============

Weighted Average Shares - Basic                   11,134,960          9,200,161         11,378,017          9,200,161
                                                ============       ============       ============       ============

Weighted Average Shares - Diluted                 13,014,931         10,582,278         13,297,293         10,943,467
                                                ============       ============       ============       ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended November 30,
                                                                       Unaudited
                                                                 2004             2003
                                                              -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                $ 590,666       $  85,277

    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                          31,853          36,595
          Imputed interest expense                                    0          17,608
          Provision for doubtful accounts                         9,000          (1,629)
          Decrease (Increase) in:
              Accounts receivable                               (47,119)       (247,354)
              Inventories                                      (449,162)        (74,332)
              Prepaid expenses and other current assets          17,846         (28,285)
          Increase in:
              Accounts payable and accrued expenses             202,690         242,424
                                                              ---------       ---------
       Net Cash Provided By Operating Activities                355,774          30,304
                                                              ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Patent Application Costs                                        (346)         (1,137)
   Purchase of equipment and furnishings                        (31,840)         (6,257)
   Other                                                           (633)              0
                                                              ---------       ---------
       Net Cash Used In Investing Activities                    (32,819)         (7,394)
                                                              ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants         117,684           1,564
   Proceeds from issuance of stock                               46,700               0
   Conversion of debt to equity                                  20,636               0
   Loan payments/exchanges                                      (20,636)              0
   Repayments of notes payable and loans                       (260,650)        (44,605)
                                                              ---------       ---------
       Net Cash Used In Financing Activities                    (96,266)        (43,041)
                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            226,689         (20,131)

CASH AND CASH EQUIVALENTS
   Beginning of period                                          189,987         265,658
                                                              ---------       ---------
   End of period                                              $ 416,676       $ 245,527
                                                              =========       =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                              $  90,416       $ 103,964
                                                              =========       =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                  Nine Months Ended November 30, 2004 and 2003


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS") that the Company acquired on August 3, 1999. SCS is a non-operating entity. All significant intercompany accounts and transactions are eliminated in consolidation.

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

The estimated fair value of options granted during Fiscal Year 2004 was $.22 per share and the estimated fair value of options granted during the nine months ended November 30, 2004 was $1.56 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 2003 and 1993 Plans. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the three and nine month periods ended November 30, 2004 and 2003 would have been changed to the pro forma amounts indicated below:

                                              Nine Months Ended         Three Months Ended
                                                 November 30,               November 30,
                                             2004          2003         2004          2003
                                             ----          ----         ----          ----
Net Profit:
      As reported                          $590,666      $85,277      $248,942      $68,482
      Deduct: Total stock based
      employee compensation
      under intrinsic value based
      method for all
      awards, net of tax effects            547,560        5,868       182,520        1,956
                                           --------      -------      --------      -------
Pro forma                                  $ 43,106      $79,409      $ 66,422      $66,526
                                           ========      =======      ========      =======
Basic and diluted earnings per share:
      As reported                          $   0.05      $  0.01      $   0.02      $  0.01
      Pro forma                            $   0.00      $  0.01      $   0.01      $  0.01

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $44,399 and $41,132 at November 30, 2004 and February 29, 2004, respectively.

Deferred financing fees of $35,523 at August 31, 2004 are being amortized over the term of the related debt. Accumulated amortization was $35,523 at November 30, 2004.

NOTE 2: INVENTORIES

Inventories at November 30, 2004 are comprised of:

      Finished goods                       $  386,850
      Work in process                         680,066
      Consignment                               5,379
      Raw materials and subassemblies         549,585
                                           ----------
                  Total                     1,621,880
      Less: Allowance                        (267,249)
                                           ----------
      Net inventories                      $1,354,631
                                           ==========

NOTE 3: RELATED PARTY TRANSACTIONS

Subordinated Mezzanine Debt

One of the Company's directors and a significant shareholder and another significant shareholder are participants with Norwood Venture Corporation in its subordinated mezzanine financing.

NOTE 4: SUBORDINATED MEZZANINE DEBT

Norwood Ventures Corporation, a mezzanine lender to the Company, loaned $850,000 to the Company at various times from September 30, 1999 to April 30, 2001. Coincident with these loans were the issuance of 2,077,777 detachable stock purchase warrants (the "Put Warrants") to purchase the Company's common stock at values from $.10 to $.15 per share. During the fiscal year ended February 29, 2004, 24,444 warrants were exercised and $10,000 of the principal of this loan was repaid. During the nine months ended November 30, 2004, the Company exchanged 49,133 shares of common stock valued at $.42 per share for a reduction of $20,636 of this debt. Additionally, $219,364 of principal was repaid during the nine month period ended November 30, 2004. The outstanding balance of the loan was $600,000 at November 30, 2004 and 2,053,333 warrants with an aggregate exercise price of $272,556 remain outstanding. Monthly principal repayments of $42,000 per month are required commencing November 30, 2005 until the unpaid balance of the loan is repaid. The Company, at its option can make prepayments at anytime.

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

See subsequent events footnote for additional information regarding repayment of a major portion of this debt, elimination of the Put provision and exercise of the warrants,

NOTE 6: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of November 30, 2004, there were 145,662 options outstanding under the 1993 Plan.

During Fiscal Year 2004, the Company granted options for 20,000 shares exercisable at $.19 per share to a director of the Company and options for 10,000 shares at $.25 to a consultant to the Company. There were no options granted to employees of the Company. During Fiscal Year 2004, compensation expense of $1,564 was recognized based on the fair value of the options granted to a consultant. During the nine month period ended November 30, 2004, 540,000 stock options exercisable at prices from $.95 to $1.75 per share were granted to officers of the Company, 59,000 options exercisable at prices from $.95 to $1.33 per share were granted to qualified employees of the Company, 40,000 options at $1.06 per share to directors of the Company and 50,000 options exercisable at prices from $1.06 to $1.95 to consultants.

Under both the 1993 and 2003 Stock Incentive Plans, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plans or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminating at a stipulated period of time after an employee's termination of employment.

Warrants - On October 28, 2004, the Company issued two warrants for the purchase of 285,714 shares of common stock exercisable at market ($1.75) to the Empire State Development Corporation for the purpose of facilitating additional equity investment in the Company. Such warrants may be exercised until October 28, 2005 and were issued in reliance of the exemption of Section 4(2) of the Securities Act of 1933. There were no warrants issued during Fiscal 2004.

NOTE 7: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2004 and 2003 are calculated as follows:

                                            November 30, 2004  November 30, 2003
                                            -----------------  -----------------

Denominator for basic earnings per share       11,134,960         9,200,161

    Dilutive effect of warrants                 1,878,293         1,161,111
    Dilutive effect of stock options                1,679           221,006
                                               ----------        ----------

Denominator for diluted earnings per share     13,014,931        10,582,278
                                               ==========        ==========

NOTE 8: NEW ACCOUNTING DEVELOPMENTS

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

For public entities that file as small business issuers the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

NOTE 9: SUBSEQUENT EVENTS

On December 3, 2004, the Company sold 76,750 units each consisting of four shares of common stock and one warrant to purchase one additional share of common stock at $1.75 during the two year period ending December 3, 2006. Proceeds of this offering of $530,000 were used to repay $450,000 of Norwood Venture Corporation outstanding debt and the balance was used for working capital. Due to the repayment made on the Norwood loan during December 2004, $450,000 of this loan was classified as current at November 30, 2004.

On December 15, 2004, Norwood Venture Corporation and the Company reached an agreement whereby the "Put" rights under the Norwood Loan and Warrant Agreement were terminated for a sum of $188,000 paid by the Company to Norwood. Also, Norwood exercised all of its warrants to purchase the Company's stock, resulting in the issuance of 2,022,017 shares of common stock.

On December 21, 2004, the Company and M&T Bank entered into a borrowing agreement wherein the bank would lend up to $500,000 on a revolving basis with interest at prime and $150,000 of additional availability for future equipment purchases. One of the provisions of the new lending agreement is that the Company must repay all advances under the $500,000 line of credit for a 30 day period once a year or such outstanding balance on the line of credit would revert to a term loan payable over 36 months in equal monthly installments. The Company borrowed $350,000 under this lending arrangement and the proceeds were used to pay off two higher interest bank loans totaling $316,536 and several other smaller loans totaling $33,963. These obligations have been classified as current in the November 30, 2004 financial statements.

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

Liquidity and Capital Resources

The Company's working capital increased $329,000 from a working capital of $786,000 at February 29, 2004 to $1,116,000 at November 30, 2004. The Company's
current ratio is 1.66 to 1 at November 30, 2004, as compared to 1.59 to 1 at February 29, 2004. The Company's current ratio at November 30, 2004 reflects the prepayment of $450,000 to Norwood Venture Corporation in late December 2004 which is therefore classified as a current liability. After this repayment and the additional equity investment made of December 3, 2004, of $515,000 the current ratio will exceed 2.00 to 1. The Company's debt to equity ratio has improved from 3.23 to 1 at February 29, 2004 to 1.37 to 1 at November 30, 2004. Stockholders' equity increased $755,000 from $587,000 at February 29, 2004 to $1,342,000 at November 30, 2004. The increase in stockholders' equity was the result of the net profit of $591,000 for the nine months ended November 30, 2004, stock option exercises of $117,000, and stock issuance of $47,000.

Inventory increased $449,000 or 50% from $ 905,000 to $1,296,000 as the result of the large influx of orders received during the nine months ended November 30, 2004 and the diversification of the Company's product lines.

The Company currently has a $350,000 line of credit with a bank, in the form of a demand note. The loan is collateralized by accounts receivable, inventory and all other personal property of the Company and is guaranteed by the former Chief Executive Officer of the Company. As of August 31, 2004 and February 29, 2004, the outstanding balance was $312,000. New borrowings are presently precluded under this note. During December 2004, the Company entered into a new revolving credit agreement with another bank and repaid all balances under the old line of credit.

The Company and its mezzanine lender, Norwood Venture Corporation ("Norwood"), reached an agreement during May 2004 whereby principal payments under the $840,000 loan would be deferred until November 2005. At that time, Norwood would be repaid over 20 months at $42,000 per month. As a result of this agreement, $282,000 of current debt was reclassified as long-term. During the six months ended August 31, 2004, the Company prepaid $220,000 of this loan. Additionally, $20,000 of this loan was converted to 49,000 shares of the Company's common stock by Norwood on May 28, 2004. During December 2004 the Company prepaid another $450,000 of this loan and the current residual outstanding balance is only $150,000.

Results of Operations

For the nine months ended November 30, 2004, the Company's sales increased $1,997,000 to $4,392,000 as compared to $2,395,000 for the nine months ended November 30, 2003. For the three months ended November 30, 2004, the Company's sales increased $725,000 to $1,670,000 as compared to $946,000 for the three months ended November 30, 2003. The increases were principally the result of increased fluxer sales, the sale of a large cleaning system, and sales of new products, such as Micromist and Accumist stent coaters, spray dryers using SonoDry nozzles and WideTrack systems for glass coating.

The Company's gross profits increased $1,007,000 to $2,383,000 for the nine months ended November 30, 2004 from $1,376,000 for the nine months ended November 30, 2003. The gross profit margin was 54.3% of sales for the nine months ended November 30, 2004 as compared to 57.5% of sales for the nine months ended November 30, 2003. The Company's gross profit increased $356,000 to $884,000 for the three months ended November August 31, 2004 from $528,000 for the three months ended November 30, 2003. The gross profit margin was 52.9% of sales for the three months ended November 30, 2004 as compared to 55.8% of sales for the three months ended November 30, 2003. The changes in gross margin occurred as the result of the changing mix of products in each period.

Research and product development costs increased $92,000 to $362,000 for the nine months ended November 30, 2004 from $270,000 for the nine months ended November 30, 2003 and $47,000 to $134,000 for the three months ended November 30, 2004 from $87,000 for the three months ended November 30, 2003. The increases were principally due to an increase in engineering personnel and increased purchases of research and development materials in the current periods.

Marketing and selling costs increased $277,000 and $60,000 for the respective nine and three months ended November 30, 2004 as compared to the same periods ended November 30, 2003. The increases were due principally to increased commissions, trade show costs and increased labor and fringe benefit costs.

General and administrative costs increased $166,000 and $72,000 for the respective nine and three months ended November 30, 2004 as compared to the same periods ended November 30, 2003. The increase was due principally to increased payroll costs, increased legal, consulting and accounting costs

Interest expense decreased $48,000 to $82,000 for the nine months ended November 30, 2004 from $130,000 for the nine months ended November 30, 2003. Interest expense decreased $14,000 to $24,000 for the three months ended November 30, 2004 from $38,000 for the three months ended November 30, 2003. The decrease is primarily due to reduced interest and amortization on the Norwood loans and reduced interest on related party and bank loans partially offset by increased interest on bank loans resultant from increases in the prime lending rate.

The Company recorded a tax provision of $6,000 for the nine and six months ended November 30, 2004. Such provision was made for alternative minimum taxes as the Company can offset 90% of its taxable income with its tax loss carryforwards.

The Company's net income was $591,000 and $249,000 for the nine and three months ended November 30, 2004 as compared to $85,000 and $68,000 for the nine and three month periods ended November 30, 2003.

The Company's backlog of firm orders was $728,000 at November 30, 2004. All of these orders are deliverable before the end of the Company's current fiscal year, which is February 28, 2005.

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

Based on its current income level, the Company must provide for Alternative Minimum Taxes.

Impact of New Accounting Pronouncements

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

For public entities that file as small business issuers the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive and accounting officer) of the Company, has evaluated the Company's disclosure controls and procedures as of November 30, 2004. Based on his evaluation, Dr. Coccio has concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after November 30, 2004. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

      Item 1. Legal Proceedings
              None

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              On October 28, 2004, the Company issued two warrants for the purchase of 285,714 shares of common stock exercisable at market ($1.75) to the Empire State Development Corporation for the purpose of facilitating additional equity investment in the Company. Such warrants may be exercised until October 28, 2005 and were issued in reliance of the exemption of Section 4(2) of the Securities Act of 1933.

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

            The Company filed a report on Form 8-K on October 13, 2004 relating to a press release on the results of operations for the quarter ended August 31, 2004.

            The Company filed a report of Form 8-K on December 9, 2004 relating to its completion of a private offering of common shares on December 3, 2004.

            The Company filed a report on Form 8-K on December 20, 2004 relating to its agreement with Norwood Venture Corporation for the early extinguishment of Norwood's Put rights and the exercise of all of Norwood's common stock purchase warrants.

            The Company filed a report on Form 8-K on December 22, 2004 relating to its new banking agreement with M&T Bank that provides for a $500,000 line of credit and a $150,000 equipment lending line.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 7, 2005


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