Form 10KSB
period 2005-02-28
SONO TEK CORP
filed 2005-05-27
CIK 806172

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: February 28, 2005

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

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer had revenues of $5,803,586 for Fiscal Year ended February 28, 2005

      As of May 16, 2005 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $30,550,329 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $2.65.

      The Registrant had 14,168,497 shares of Common Stock outstanding as of May 16, 2005.

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

The Company operates in one business segment, spraying systems. Since inception, the spraying systems business has had periods of sales growth and financial stability, but has had sales declines when the electronics industry, a principal market for the Company's products, has had downturns due to lower levels of printed circuit boards being made. To offset this, the Company has diversified its product offerings to provide coating systems to medical device manufacturers, to provide spray drying systems for nanotechnology applications, and to provide wide area industrial precision coating equipment, including the manufacture of float glass.

Product Development

The Company has core technology and has developed the following products that have expanded its market opportunities:

      1. SonoFlux 2000F - spray fluxer product - designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000F are original equipment manufacturers (OEMs) that produce their own electronic circuit boards.

      2. SonoFlux XL - spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. It is designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies.

      3. MediCoat for stent coating - A new table-top, fully-contained system designed to apply thin layers of expensive polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat uses either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns of lines and dots are required.

      4. WideTrack - Wide area modular coating system - One module can cover substrates up to 24 inches wide. Much greater widths can be achieved by linking modules together. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. It is designed to be used in applications that require efficient web-coating or wide area spraying capability, such as float glass manufacturing.

      5. SonoDry - New spray drying nozzle for nanotechnology, pharmaceutical, ceramics, and other applications. It is incorporated into a laboratory sized spray dryer and marketed to research institutions and small volume producers of spray-dried materials.

Other New Product Offerings

      The Company established an exclusive distribution relationship, during the most recent fiscal year, with EVS International. Ltd. ("EVS"), a U.K. Company, to distribute EVS's line of solder recovery systems and spares parts. The territory for this distribution is the United States and Canada. EVS manufacturers the EVS6000 and the EVS3000 solder recovery systems which are used to reclaim usable solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with Sono-Tek's existing customer base for spray fluxer sales.

      Management believes that the Company's long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of the Company's core technology. The Company expended approximately 8.9% and 10.4% of its Fiscal Years 2005 and 2004 total revenues, respectively, on new engineering and product development.

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

Patents

The Company's business is based in part on the technology covered by United States patents held by the Company. Patent applications, based on the United States applications, covering fundamental aspects of the ultrasonic technology developed by the Company, have been issued in several foreign jurisdictions. The Company's effective patents will expire in December 2007. The Company's patent on its central bolt design, used in current product offerings, expired in July 2004. However, the Company also relies on unpatented know-how in the production of its nozzle systems. The Company has executed non-disclosure, non-compete agreements with all of its employees to safeguard its intellectual property. The Company executes reciprocal non-disclosure agreements with its key customers to safeguard any jointly developed know-how.

The Company has a patent pending on a batch coating process for coating stents, substrates or other objects with thin organic films.

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

Significant Customers

Two customers accounted for 11% and 9%, respectively, of the Company's sales for Fiscal Year ended February 28, 2005.

Foreign and Export Sales

During Fiscal Years 2005 and 2004, sales to foreign customers accounted for approximately $2,393,000 and $855,000, or 41% and 24% respectively, of total revenues.

Employees

As of May 13, 2005, the Company had 39 full-time employees and three part-time employees. The Company believes that its relationship with its employees is good.

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

ITEM 3  LEGAL PROCEEDINGS

      None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for the Company's Common Stock for the periods indicated.

FISCAL YEAR ENDED          FEBRUARY 28,               FEBRUARY 29,
                              2005                        2004
                         HIGH       LOW            HIGH         LOW
                        ----------------          ------------------
First Quarter           $1.65      $0.60          $0.30        $0.10
Second Quarter           1.26       0.94           0.30         0.16
Third Quarter            2.14       1.15           0.70         0.19
Fourth Quarter           3.00       2.10           0.89         0.40

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. The Company believes that, although limited or sporadic quotations exist, there is no established public trading market for the Company's Common Stock.

(b) As of May 13, 2005, there were 308 holders of record of the Company's Common Stock.

(c) The Company has not paid any cash dividends on its Common Stock since its inception, and intends to retain earnings, if any, for use in its business and for other corporate purposes.

(d)   Recent Sales of Unregistered Securities

Certain recent sales of unregistered securities, during the year ended February 28, 2005, have been previously disclosed in Reports on Form 8-K and Form 10-QSB.


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

Overview

Sono-Tek has developed a unique and proprietary series of ultrasonic atomizing nozzles, which are being used in an increasing variety of electronic, medical, industrial, and nanotechnology applications. These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles. These characteristics create a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved. When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact.

The Company has a well established position in the electronics industry with its SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to less material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the level of rework. The Company experienced a dramatic recovery of this market towards the latter part of Fiscal Year 2004 and throughout Fiscal Year 2005, resulting in increased orders for the Company's equipment.

In the past two years, the Company has focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. The Company has sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large pharmaceutical and medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. The Company has begun to sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials.

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

In conclusion, the Company's sales levels have increased as the result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving operating and net income, reducing debt, and increasing shareholders' equity.

Liquidity and Capital Resources

The Company's working capital increased $886,000 from a working capital of $786,000 at February 29, 2004 to $1,667,000 at February 28, 2005. The increase in working capital was principally the result of increases in inventory of $433,000, cash of $231,000 and payments of liabilities and debt of $189,000. Stockholders' equity increased $1,719,000 to $2,306,000 at February 28, 2005 compared to $587,000 at February 29, 2004. The increase in stockholders' equity was the result of markedly improved operating income, which went from $360,000 to $836,000, resulting in net income of $795,000, proceeds from a private placement of $522,000, other stock issuances of $42,000, and exercises of stock options and warrants of $359,000. The Company has operated profitably for the last three fiscal years.

Inventory increased $433,000, or 48%, from $905,000 to $1,338,000 as the result of new orders received towards the end of the fiscal year and the diversification of the Company's product lines.

The increase in cash of $231,000 is due to better cash management, increased revenues and collections and the result of equity infusions this year.

The Company currently has a revolving credit line of $500,000 with a bank and a $150,000 equipment purchase facility. At February 28, 2005, $350,000 was outstanding under this line. The revolving credit line is collateralized by all of the assets of the Company and requires a 30 day annual payoff, which took place between April 12, 2005 and May 12, 2005.

Results of Operations

For the year ended February 28, 2005, the Company's sales increased $2,302,000 or 65% to $5,804,000 as compared to $3,502,000 for the year ended February 29, 2004. The increase was the result of an increase in nozzle-spraying system and specialty coating system sales, and the addition of WideTrack system sales for glass coating. Foreign sales levels increased to 41% in 2005 versus 24% in fiscal year 2004. This increase was primarily due to sales of coating systems for newly installed plate glass manufacturing lines and for medical coating systems.

The Company's gross profit increased $1,166,000, to $3,163,000 for the year ended February 28, 2005 from $1,997,000 for the year ended February 29, 2004. The increase was primarily a result of higher sales of the Company's products. The mix of the Company's products sold slightly affected the gross margin percentage, which changed from 57% for the year ended February 29, 2004, to 55% for the year ended February 28, 2005.

Marketing and selling costs increased $331,000 to $1,031,000 for the year ended February 28, 2005 from $700,000, for the year ended February 29, 2004. The increase was principally a result of increased commissions of $218,000, and increased labor and fringe benefit costs of $78,000. These increases were the direct result of increased sales levels during the current fiscal year.

General and Administrative expense increased $208,000 to $779,000 for the year ended February 28, 2005 from $571,000, as compared to the year ended February 29, 2004 as a result of increased payroll, legal, consulting and accounting costs due to higher sales levels during the current fiscal year.

Research and product development costs increased $152,000 to $518,000 for the year ended February 28, 2005 as compared to $366,000 for the year ended February 29, 2004. The increase was principally due to an increase in engineering personnel and increased purchases of research and development materials in the current fiscal year.

The Company's operating income increased from $360,000 for the year ended February 29, 2004 to $836,000 for the year ended February 28, 2005. Net income increased $10,000 to $795,000 or $.07 per share on a diluted basis for the year ended February 28, 2005 from $785,000 or $0.07 per share for the year ended February 29, 2004. The prior year's net income included an income tax benefit of $585,000 as the result of recording a deferred tax asset relating to the tax effect of recognizing $1,500,000 of the Company's prior year's net operating loss carryforwards.

Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see note 2 to the Company's consolidated financial statements.

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

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue, until March 1, 2006, to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Impact of New Accounting Pronouncements

FASB 151 - Inventory Costs

In November 2004, the Financial Accounting Standards Board "FASB" issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in Statement of Position (SOP) 04-2, and Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in Accounting Principles Board "APB" Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

For public entities that file as small business issuers the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005, Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

FASB Interpretation No. 47 - Accounting for Asset Retirement Obligations

In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.


ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 25 to 44.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On March 21, 2005, the Company changed its independent registered accountants as previously reported on a Current Report on Form 8K dated March 21, 2005.


ITEM 8A CONTROLS AND PROCEDURES

      (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President & CEO (principal executive officer) and Treasurer (principal accounting officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's President and Treasurer, concluded that the Company's disclosure controls and procedures are effective as of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

      (b) There were no changes in the Company's internal control over financial reporting in the last fiscal year that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPIANCE WITH 16(a) OF THE EXCHANGE ACT

(a)   Identification of Directors

      Name                      Age     Position with the Company
      ----                      ---     -------------------------

      Harvey L. Berger           66     Chief Technology Officer and Director
      Christopher L. Coccio      64     Chief Executive Officer, President and
                                        a Director
      Edward J. Handler, Esq.    68     Director*
      Donald F. Mowbray          67     Director*
      Samuel Schwartz            85     Chairman and Director
      Philip A. Strasburg, CPA   66     Treasurer and Director*

      * Member of the Audit Committee and Compensation Committee.

The Board of Directors is divided into two classes, which were established by the Company's shareholders at their annual meeting held on October 19, 1989. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Berger, and Coccio, and Messrs. Handler and Strasburg run until the annual meeting to be held in 2005, and the terms of Messrs. Mowbray and Schwartz run until the annual meeting to be held in 2006, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company's Board of Directors has an Audit Committee composed of Edward J. Handler and Donald F. Mowbray. Philip A. Strasburg, CPA, was Chairman of the Audit Committee from August 19, 2004 until February 17, 2005, at which time he was named Treasurer of the Company. In addition, he continues to serve as an Audit Committee member. However, the Company has begun a search to find another qualified outside director to assume the Audit Committee Chairman responsibility.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

      Identification of Executive Officers

      Name                      Age  Position with the Company
      ----                      ---  -------------------------

      Harvey L. Berger          66   Chief Technology Officer and Director
      Christopher L. Coccio     64   Chief Executive Officer, President and
                                     Director
      Vincent F. DeMaio         67   Vice President
      R. Stephen Harshbarger    37   Vice President
      Philip A. Strasburg, CPA  66   Treasurer and Director

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

DR. HARVEY L. BERGER was appointed Chief Technologist in April 2001 and Chief Technology Officer in August 2004 and has been a Director of the Company since June 1975. He was President of the Company from November 1981 to September 1984 and from September 1985 until April 2001. From September 1986 to September 1988, he also served as Treasurer. He was Vice Chairman of the Company from March 1981 to September 1985. Dr. Berger holds a Ph.D. in physics from Rensselaer Polytechnic Institute and is a member of the Marist College Advisory Board.

DR. CHRISTOPHER L. COCCIO was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001 and has been a Director of the Company since June 1998. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly's Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Mr. Coccio received a B.S.M.E. from Stevens Institute of Technology, a M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering.

VINCENT F. DEMAIO has been Vice President of Manufacturing of the Company since March 2003. He joined the Company in August 1991 as Production Manager and has served as Field Service Manager and Director of Operations. Prior to joining, the Company Mr. DeMaio was an independent real estate developer from 1987 to 1991. From 1956 to 1987, Mr. DeMaio was employed by IBM Corporation in various manufacturing positions, the last being Manufacturing Supervisor over 600 employees.

EDWARD J. HANDLER, Esq., 68, is a retired attorney in the law firm of Kenyon & Kenyon, one of the Company's intellectual property counsels and became a Director of the Company on October 1, 2004, coincident with his retirement from his law firm. Mr. Handler has 40 years experience in all aspects of intellectual property, including patents, trade secrets, trademarks and copyrights, including litigation and other adversarial proceedings. He is a member of a number of intellectual property Bar Associations and general Bar Associations. Mr. Handler is past President of the West Point Society of New York and a past Trustee if the Association of Graduates, U.S. Military Academy. He holds a J.D. degree from the University of Virginia Law School in 1964 and a B.S. in Engineering Science from the United States Military Academy in 1960.

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

PHILIP STRASBURG, CPA, 66, has been a Director since August, 2004. He is a retired partner from the firm of Anchin Block and Anchin, LLP and has 40 years of experience in auditing. He served as Audit Committee Chairman from August, 2004 until February, 2005, when he was elected Treasurer. He was the lead partner on the Sono-Tek account from Fiscal 1994 to Fiscal 1996. Mr. Strasburg is a certified public accountant in New York State. He has a Master of Science in economics from The London School of Economics and Political Science and a Bachelors of Science degree from Lehigh University, where he majored in business administration. He is a member of the Board of Directors of the Westchester Public/Private Partnership for Aging Services.

(b)   Identification of Certain Significant Employees

      Not applicable.

(c)   Family Relationships

      None.

(d)   Involvement in certain legal proceedings

      None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports. Based solely on a review of such filings, during the year ended February 28, 2005, all of the Company's Directors and executive officers and holders of more than ten percent of the Company's stock have made timely filings of such reports except as follows: one report by Samuel Schwartz relating to one transaction; three reports by Christopher Coccio relating to four transactions; two reports by Harvey Berger relating to four transactions; two reports by Philip Strasburg relating to one transaction; one report by Vincent Demaio relating to two transactions; five reports by Norwood Venture Corp. relating to ten transactions; and Edward Handler has not filed a Form 3.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for Fiscal Years ended February 28, 2005, 2004 and 2003, for each named officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the Fiscal Year ended February 28, 2005.

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                        Annual Compensation                           Compensation Awards
                                        -------------------                           -------------------
Name and                                                           All Other         Securities Underlying
Principal Position         Year       Salary ($)   Bonus ($)   Compensation ($)(1)        Options (#)
------------------         ----       ----------   ---------   -------------------        -----------

Christopher L. Coccio      2005        $153,650     $60,000          $36,039                495,000
CEO, President and         2004        $129,970     $17,500           $1,244                      0
    Director               2003        $124,462      $7,500           $1,260                275,000

R. Stephen Harshbarger     2005        $152,985     $15,000           $1,598                 10,000
Vice-President             2004        $105,854      $4,375             $927                      0
                           2003         $88,196      $1,200             $996                 20,000

(1) Dollar amounts for 2005 for Christopher L. Coccio include a non-cash gain on non-qualified stock option exercise of $31,250, Company contributions under the Company's retirement plan and a partial reimbursement of country club membership fees. All other dollar amounts are for contributions under the Company's retirement plan.

The following table sets forth information regarding option grants made during the last completed fiscal year for each named officer of the Company.

                      Option/SAR Grants in Last Fiscal Year

                          Number of      Percent of total
                          Securities       options/SARs
                          Underlying        granted to
                         Options/SARs      employees in      Exercise or base
Name                     granted (#)        fiscal year        price ($/Sh)       Expiration date
----                     -----------        -----------        ------------       ---------------

Christopher L. Coccio        20,000               3%              $ .95             05/19/2014
                            475,000              69%              $1.75             11/12/2014

R. Stephen Harshbarger       10,000               1%              $ .95             05/19/2014

The following table sets forth information regarding option exercises during the Fiscal Year ended February 28, 2005, as well as any unexercised options held as of February 28, 2005 by each named executive who received in excess of $100,000 in salary and bonus.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                           Number of Securities Underlying        Value of Unexercised
                                                                 Unexercised Options              In-the Money Options
                                Shares                           at Fiscal Year End (#)          At Fiscal Year End ($)
                              Acquired on      Value
Name                          Exercise (#)   Realized ($)     Exercisable  Unexercisable      Exercisable   Unexercisable
----                          ------------   ------------     -----------  -------------      -----------   -------------
Christopher Coccio              372,915          0             485,000         10,000           $242,500        $5,000

R. Stephen Harshbarger           77,500          0              12,500          5,000            $18,875        $6,500

Compensation of Directors

Each of the directors are issued stock options, which vest at 10,000 options per annum as compensation for serving as a director to the Company. The stock options are issued at the then market price upon issuance of such options.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of May 18, 2005, to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if                                      Amount
   more than 5%) of                                     Beneficially
   Beneficial owner                                         Owned       Percent
   ----------------                                         -----       -------

Directors and Officers

     *Harvey L. Berger                                     384,418(1)      2.6%
     *Christopher L. Coccio                                980,624(2)     6.63%
     *Vincent F. DeMaio                                     75,303(3)      **
     *Edward J. Handler                                     93,158(4)      **
     *R. Stephen Harshbarger                                90,000(3)      **
     *Donald F. Mowbray                                     47,500(5)      **
     *Samuel Schwartz                                    1,552,147(6)     10.5%
     *Philip A. Strasburg                                   15,000         **

All Executive Officers and Directors as a Group (8)      3,238,150(7)    21.90%

Additional 5% owners
     Herbert Spiegel                                       756,931        5.33%
     425 East 58th Street
     New York, NY  10022

     Norwood Venture Corporation                         1,064,672        7.50%
     65 Norwood Avenue
     Montclair, NJ 07043

*  c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
** Less than 1%

(1) Includes 49,500 shares in the name of Dr. Berger's wife and 30,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(2) Includes 2,000 shares owned jointly with Dr. Coccio's father, 2,000 shares in the name of Dr. Coccio's wife and 495,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(3) Includes 12,500 options currently exercisable under the Company's Stock Incentive Plans.
(4) Includes 61,579 shares owned jointly with wife, 31,579 shares in the name of Mr. Handler's wife.
(5) Includes 10,000 options currently exercisable issued under the Company's Stock Incentive Plans and 12,500 warrants.
(6) Includes 40,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(7) Includes 585,000 options currently exercisable issued under the Company's Stock Incentive Plans and 12,500 warrants.

Securities Authorized for Issuance Under Equity Compensation Plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                  Number of
                                                 Number of                                   securities remaining
                                             securities to be            Weighted-           available for future
                                                 issued upon        average exercise        issuance under equity
                                                exercise of              price of            compensation plans
                                            outstanding options    outstanding options,     (excluding securities
                                            warrants and rights    warrants and rights    reflected in column (a))
                                            -------------------    -------------------    ------------------------
                                                    (a)                    (b)                       (c)
Equity compensation plans approved
   by security holders:
     1993 Stock Incentive Plan                      167,062               $ .55                         --
     2003 Stock Incentive Plan                      774,000               $1.65                    726,000
Equity compensation plans not approved
   by security holders:
     Warrants issued to individual for
         monies loaned                               50,000               $1.00                         --
     Shares issued to individual for
         services rendered                            7,035               $0.39                         --
                                                    -------               -----                    -------

          Total                                     998,067               $1.42                    726,000
                                                    =======               =====                    =======

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan ("2003 Plan"), as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares.

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

Warrants Issued to Individuals for Monies Loaned:

Warrants were issued in Fiscal Years February 28, 2000 and 2001, to five individuals, including officers and directors, who loaned monies to the Company and one individual who assisted in raising funds for the Company. These warrants are for terms of five years with exercise prices ranging from $.30 per share to $1.00 per share. Warrants for 600,000 shares were exercised during the year ended February 29, 2004 at an average issuance price of $.30. 300,000 of these warrants were exercised by the Chairman of the Company. During the year ended February 28, 2004, warrants for 250,000 were exercised and one warrant for 5,000 shares expired in April 2004.The remaining warrant, held by one individual for 50,000 shares was exercised in May 2005.

Shares Issued to Individuals for Services Rendered:

The Company issued 7,035 shares of its common stock to an attorney for patent application work in lieu of fees for services rendered during the year ended February 28, 2005.


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

On December 3, 2004, the Company sold 76,750 units each consisting of four shares of common stock and one warrant to purchase one additional share of common stock at $1.75 during the two year period ending December 3, 2006. Proceeds of this offering of $530,000 were used to repay $450,000 of Norwood Venture Corporation, a principal stockholder of the Company, outstanding debt and the balance was used for working capital.

On December 15, 2004, Norwood Venture Corporation, a principal stockholder of the Company, and the Company reached an agreement whereby the "Put" rights under the Norwood Loan and Warrant Agreement were terminated for a sum of $188,000 paid by the Company to Norwood. Also, Norwood exercised all of its warrants to purchase the Company's stock, resulting in the issuance of 2,022,017 shares of common stock. The Chairman of the Company and a different principal stockholder of the Company were participants in the Norwood Loan and, accordingly, they each received 243,239 shares of the Company's common stock as the result of the warrant exercise. Also, they each received $103,333.50 as part of the repayment of the principal of the Norwood Loans.

Debt Exchange - related party

During February 2004 loans, accrued interest and prior year consulting fees due to the Chairman of the Company in the amount of $123,827 were exchanged for 294,825 shares of common stock valued at $.42 per share. The debt to equity conversion price was negotiated independently with other third party creditors on an "arms length" basis.

Warrant issuance - related party

During February 2004 warrants to acquire 300,000 shares of the Company's common stock were exercised at $.30 per share by the Chairman of the Company for $90,000. The proceeds from this exercise were used to repay prior year loans due to the Chairman.

Equity issuance - related party

In December 2004, a director of the Company acquired 25,000 shares of common stock and 12,500 warrants to purchase common stock pursuant to a private placement for $43,750.

ITEM 13 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The consolidated financial statements and schedules listed in the accompanying "Index to Consolidated Financial Statements" are filed as a part of this annual report.

(2) See (a)(1) above.

(3) Exhibits

Ex. No.   Description
-------   -----------

2 Asset Sale Agreement - Selected Cleaning Systems assets, dated February 28, 2005.
3(a)(1)   Certificate of Incorporation of the Company and all amendments thereto.
3(b)(1)   By-laws of the Company as amended.
4(a)(3)   Form of Warrant.
4(b) Form of Common Stock Purchase Warrants issued to Urban Development Corporation d/b/a Empire State Development, Small Business investment Fund, dated October 28, 2004.
4(c) Form of Common Stock Purchase Warrant issued as part of private placement, dated December 3, 2004.
4(d)(2) Note and Warrant Purchase Agreement dated September 29, 1999 by and between the Company and Norwood Venture Corp.
4(e)(2) Note issued by the Company, dated September 29, 1999, in the principal sum of $450,000.
4(f)(2) Common Stock Purchase Warrant, dated September 29, 1999, issued by the Company to Norwood Venture Corp.
4(g)(2) General Security Agreement, dated September 29, 1999, issued by the Company in favor of Norwood Venture Corp.
4(h)(4) Amended, Note and Warrant Purchase Agreements dated December 22, 2000 and April 30, 2001 by and between the Company and Norwood Venture Corp.
4(i)(5) Amended Note and Warrant Purchase Agreement dated October 24, 2001 between the Company and Norwood Venture Corp.
4(j) Agreement, dated December 9, 2004, between Norwood Venture Corporation and Sono-Tek Corporation which extinguishes Put Rights under Note and Warrant Purchase Agreement of September 29, 1999, as amended.
10(a)(6)  Lease for the Company's facilities in Milton, NY dated December 1,
          1999.
10(b)(1)  Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(c)(1)  Sono-Tek Corporation 2003 Stock Incentive Plan.
10(d) Business Flex Line of Credit Note Agreement between Sono-Tek Corp. and M&T Bank, dated December 21, 2004.
10(e) Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(f) General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.

14(8)     Code of Ethics.
21(7)     Subsidiaries of Small Business Issuer.
23.1      Consent of Independent Registered Public Accounting Firm.
23.2      Consent of Independent Registered Public Accounting Firm.
31.1      Rule 13a-14/15d - 14(a) Certification.
31.2      Rule 13a-14/15d - 14(a) Certification.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the Company's Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
(2) Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1999.
(3) Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1993.
(4) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 2001.
(5) Incorporated herein by reference to the Company's Form 10-QSB quarterly report for the quarter ended November 30, 2001.
(6) Incorporated herein by reference to the Company's Form 10-K for the year ended February 29,2000.
(7) Incorporated herein by reference to the Company's Form 10-KSB for the year ended February 28, 2003.
(8) Incorporated herein by reference to the Company's From 10-KSB for the year ended February 29, 2004.

ITEM 14 DISCLOSURE OF FEES PAID TO PRINCIPAL ACCOUNTANTS

For the Fiscal Years ended February 28, 2005 and February 29, 2004 the Company paid or accrued fees of approximately $32,000 and $27,000 for services rendered by Sherb & Co., LLP and Radin Glass & Co., LLP, respectively, its independent auditors. These fees included audit and review services.

For the Fiscal Years ended February 28, 2005 and February 29, 2004 the Company paid or accrued tax preparation fees of approximately $4,000 and $4,000 for services rendered by Sherb & Co., LLP and Radin Glass & Co., LLP, respectively, its independent auditors.

There were no other fees for services rendered by Sherb & Co., LLP or Radin Glass & Co., LLP other than for services described above.

                              SONO-TEK CORPORATION

                                   FORM 10-KSB

                                     ITEM 7

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                 FOR THE YEARS ENDED FEBRUARY 28, 2005 and 2004


REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheet at February 28, 2005

         Consolidated Statements of Operations
            For the Years Ended February 28, 2005 and February 29, 2004

         Consolidated Statements of Stockholders' Equity
            For the Years Ended February 28, 2005 and February 29, 2004

         Consolidated Statements of Cash Flows
            For the Years Ended February 28, 2005 and February 29, 2004

         Notes to the Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 28, 2005, and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 28, 2005 and the results of their operation and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ SHERB & CO., LLP
--------------------

Certified Public Accountants
New York, New York
May 23, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 29, 2004, and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 29, 2004 and the results of their operation and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ RADIN, GLASS & Co., LLP
---------------------------

Certified Public Accountants
New York, New York
April 27, 2004

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    February 28,
                                                                        2005
                                                                    ------------
Current Assets
   Cash and cash equivalents                                        $   421,043
   Accounts receivable (less allowance of $18,123)                      813,703
   Inventories                                                        1,338,410
   Prepaid expenses and other current assets                            111,714
   Deferred tax asset                                                   117,000
                                                                    -----------
            Total current assets                                      2,801,870
                                                                    -----------

Equipment, furnishings and leasehold improvements
   (less accumulated depreciation of $720,384)                          140,133
Intangible assets, net                                                   22,894
Other assets                                                              7,171
Deferred tax asset                                                      468,000
                                                                    -----------

TOTAL ASSETS                                                        $ 3,440,068
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $   292,729
   Accrued expenses                                                     491,828
   Line of credit                                                       350,000
                                                                    -----------

   Total  liabilities                                                 1,134,557

Commitments and Contingencies                                                --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      13,825,640 issued and outstanding                                 138,257
   Additional paid-in capital                                         7,371,233
   Stock subscription receivable                                        (15,750)
   Accumulated deficit                                               (5,188,229)
                                                                    -----------
Total stockholders' equity                                            2,305,511
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,440,068
                                                                    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                   -----------------------------
                                                   February 28,     February 29,
                                                       2005             2004
                                                   -----------      -----------

Net Sales                                          $ 5,803,586      $ 3,501,594
Cost of Goods Sold                                   2,640,373        1,505,010
                                                   -----------      -----------
            Gross Profit                             3,163,213        1,996,584
                                                   -----------      -----------

Operating Expenses
   Research and product development                    517,526          365,577
   Marketing and selling                             1,031,194          700,445
   General and administrative                          778,820          571,058
                                                   -----------      -----------
            Total Operating Expenses                 2,327,540        1,637,080
                                                   -----------      -----------

Operating Income                                       835,673          359,504

Interest Expense                                       (93,032)        (166,884)
Interest and Other Income                               64,661            8,719
                                                   -----------      -----------
Income before Income Taxes                             807,302          201,339
Income Tax (Expense)/Benefit                           (12,000)         583,890
                                                   -----------      -----------

Net Income                                         $   795,302      $   785,229
                                                   ===========      ===========

Basic Earnings Per Share                           $       .07      $       .08
                                                   ===========      ===========

Diluted Earnings Per Share                         $       .07      $       .07
                                                   ===========      ===========

Weighted Average Shares - Basic                     11,708,331        9,248,175
                                                   ===========      ===========

Weighted Average Shares - Diluted                   12,006,170       11,414,584
                                                   ===========      ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                      Common Stock                                                        Total
                                     Par Value $.01       Additional      Stock                       Stockholders'
                                     --------------         Paid-In    Subscription    Accumulated    (Deficiency)
                                   Shares       Amount      Capital     Receivable        Deficit        Equity
                                   ------       ------      -------    ------------       -------        ------
Balance - February 28, 2003       9,200,161   $ 92,002    $6,037,305     $      0      $(6,768,760)   $ (639,453)

Non-employee stock options               --         --         1,564           --               --         1,564
Exercise of warrants                624,444      6,245       176,200           --               --       182,445
Exercise of stock options            91,516        915        13,372           --               --        14,287
Conv. of Notes and liabilities      578,035      5,780       236,995           --               --       242,775
Net Income                               --         --            --           --          785,229       785,229
                                 ----------   --------    ----------     --------      -----------    ----------
Balance - February 29, 2004      10,494,156    104,942     6,465,436           --       (5,983,531)      586,847

Stock Sold/Issued                   388,168      3,882       575,796      (15,750)              --       563,928
Exercise of warrants              2,272,017     22,720       263,003           --               --       285,723
Exercise of stock options           671,299      6,713        66,998           --               --        73,711
Net Income                               --         --            --           --          795,302       795,302
                                 ----------   --------    ----------     --------      -----------    ----------
Balance - February 28, 2005      13,825,640   $138,257    $7,371,233     $(15,750)     $(5,188,229)   $2,305,511
                                 ==========   ========    ==========     ========      ===========    ==========

                       See notes to consolidated financial

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended
                                                                   --------------------------
                                                                   February 28,  February 29,
                                                                       2005         2004
                                                                    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $  795,302    $  785,229
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                 53,092        49,469
          Imputed interest expense                                          --        17,608
          Provision for doubtful accounts                                3,077         1,371
          Increase in:
              Accounts receivable                                       (2,946)     (440,166)
              Inventories                                             (432,941)     (110,803)
              Prepaid expenses and other current assets                (28,114)      (27,577)
              Deferred tax assets                                           --      (585,000)
          Increase in:
              Accounts payable and accrued expenses                     97,459       292,892
                                                                    ----------    ----------
       Net Cash Provided by (Used in) Operating Activities             484,929       (16,977)
                                                                    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment, furnishings and leasehold improvements     (126,887)      (10,411)
    Patent filing costs                                                   (347)       (2,296)
    Other assets                                                          (630)           --
                                                                    ----------    ----------
       Net Cash Used In Investing Activities                          (127,863)      (12,707)
                                                                    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock                                    563,923            --
    Proceeds from exercise of warrants and options                     359,439       198,296
    Conversion of notes and debt to equity                                  --       242,774
    Repayment under revolving credit line                             (312,000)           --
    Repayments of notes payable and equipment loans                         --        (9,072)
    Repayment of notes to related parties                                   --       (24,283)
    Repayment of subordinated debt                                          --       (20,928)
    Loan Payments/exchanges                                           (737,372)     (432,774)
                                                                    ----------    ----------
       Net Cash Used in Financing Activities                          (126,010)      (45,987)
                                                                    ----------    ----------


NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   231,056       (75,671)
CASH AND CASH EQUIVALENTS
    Beginning of year                                                  189,987       265,658
                                                                    ----------    ----------
    End of year                                                     $  421,043    $  189,987
                                                                    ==========    ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

NOTE 1: BUSINESS DESCRIPTION

The Company was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing nozzles, which are sold world-wide. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), which the Company acquired on August 3, 1999, whose operations have been discontinued. There have been no operations of this subsidiary since Fiscal Year Ended February 28, 2002. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $100,000 insurable limits at a given bank. At February 28, 2005, the Company had $292,205 over the insurable limit.

Supplemental Cash Flow Disclosure -

                                                            Years Ended
                                                     ---------------------------
                                                     February 28,   February 29,
                                                         2005            2004
                                                       -------        --------
Interest paid                                          $93,032        $172,684
                                                       =======        ========
Income taxes paid                                           --              --
                                                       =======        ========
Non-cash items:
   Interest expense for issuance of warrants           $     0        $ 17,606
                                                       =======        ========

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods. Consignment goods are spare parts used by outside sales representatives for emergency repairs performed on customer's equipment.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on managements estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectibility on an individual basis. The bad debt expense recorded for the year ended February 28, 2005 and February 29, 2004 was $13,500 and $12,000 respectively.

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

Intangible Assets -Include Costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $45,487 at February 28, 2005.

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

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expenses for the year ended February 28, 2005 and February 29, 2004 was $14,905 and $14,914, respectively.

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

The estimated fair value of options granted during Fiscal Year 2005 was $1.64 per share and the estimated fair value of options granted during Fiscal Year 2004 was $.23 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the years ended February 28, 2005 and February 29, 2004 would have been changed to the pro forma amounts indicated below:

                                                            Year Ended
                                                     ---------------------------
                                                     February 28,   February 29,
                                                         2005           2004
                                                      ---------      ---------
Net income:
      As reported                                     $ 795,302      $ 785,229
      Deduct: Total stock based
        employee compensation under
        Intrinsic value based method for
        all awards, net of tax effects                  746,818         10,863
                                                      ---------      ---------
Pro forma net income                                  $  48,484      $ 772,693
                                                      =========      =========
Basic earnings per share:
      As reported                                     $    0.07      $    0.08
      Pro forma                                       $    0.00      $    0.08
Diluted earnings per share:
      As reported                                     $    0.07      $    0.07
      Pro forma                                       $    0.00      $    0.07

The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2005 and 2004 were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 109% and 107% in Fiscal Years 2005 and 2004, respectively, risk-free interest rate of approximately 3.25% in Fiscal Years 2005 and 2004, and expected lives of option grants of approximately five years.

Recognition of Revenue - Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances.

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company does have cash in excess of the federal insurable limits as noted above. The Company also has two customers, which accounted for 11% and 9% of sales, respectively, during the year ended February 28, 2005. One customer accounted for 11% of the outstanding accounts receivables at February 28, 2005.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

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

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

FASB Interpretation No. 47 - Accounting for Asset Retirement Obligations

In March 2005, FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. Management believes the adoption of FIN 47 will have no impact on the financials of the Company, once adopted.

NOTE 3: SEGMENT INFORMATION

The Company currently operates in one business segment, spraying systems and is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment.

NOTE 4: SALE OF CLEANING SYSTEM BUSINESS:

The Company sold the assets and rights to its Cleaning Systems business on February 28, 2005. The assets, which included certain inventories, drawings and patents were sold for $60,000. Other income of $41,224 was recognized in the financial statements as a result of this sale. An additional contingent payment of up to $22,500 may be due based on future sales of Cleaning Systems products.

NOTE 5: INVENTORIES

Inventories consist of the following:

                                                                    February 28,
                                                                        2005
                                                                    -----------
      Raw Materials                                                 $   585,563
      Work-in-process                                                   506,975
      Consignment                                                         9,305
      Finished Goods                                                    487,817
                                                                    -----------
                  Totals                                              1,589,660
      Less:  Allowance                                                 (251,250)
                                                                    -----------
                                                                    $ 1,338,410
                                                                    ===========

NOTE 6: EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

                                                                    February 28,
                                                                        2005
                                                                    -----------
      Laboratory equipment                                          $   172,841
      Machinery and equipment                                           304,467
      Leasehold improvements                                             45,913
      Furniture and fixtures                                            337,296
                                                                    -----------
                  Totals                                                860,517
      Less:  accumulated depreciation                                  (720,384)
                                                                    -----------
                                                                    $   140,133
                                                                    ===========

Depreciation expense for the years ended February 28, 2005 and February 29, 2004 was $44,590 and $37,452, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                    February 28,
                                                                        2005
                                                                    ------------
      Accrued compensation                                          $    233,155
      Sales tax liability                                                  6,920
      Accrued interest                                                     1,495
      Accrued marketing expense                                           19,585
      Estimated warranty costs                                            21,825
      Accrued commissions                                                 82,270
      Professional fees                                                   23,865
      Customer deposits                                                   75,746
      Other accrued expenses                                              26,967
                                                                    ------------
                                                                    $    491,828
                                                                    ============

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 5.75% at February 28, 2005. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of February 28, 2005, the balance was $350,000, hence the unused credit line was $150,000.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leases - Total rent expense was approximately $84,677 and $78,661, for the two years ended February 28, 2005 and February 29, 2004, respectively.

The Company has $61,983 in future minimum obligations under its lease, which expires November 30, 2005.

NOTE 10: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

                                         February 28,           February 29,
                                         ------------           ------------
                                        2005         %         2004        %
                                     ----------    -----    ---------    -----

      Computed tax at maximum rate   $  311,000     38.5    $  68,455     34.0
      Other permanent differences                               1,728      1.0
      Franchise taxes due, net of
         federal benefit                 54,000      6.7
      Utilization or change in
         valuation allowance for
         tax effect of operating
         loss carryforwards            (353,000)   (43.7)    (654,073)   (325.0)
                                     ----------    -----    ---------    -----
      Income tax (benefit)           $   12,000      1.5    $(583,890)   (290.0)
                                     ==========    =====    =========    =====

The net deferred tax asset is comprised of the following:

                                                                    February 29,
                                                                        2005
                                                                    -----------
      Allowance for doubtful accounts                               $     7,000
      Inventory                                                          98,000
      Accrued vacation                                                   13,000
      Accrued expenses                                                  110,000
      Net operating losses and other
          carryforwards                                               1,156,000
                                                                    -----------
      Net deferred tax assets before
          valuation allowance                                         1,384,000
      Deferred tax asset valuation allowance                           (799,000)
                                                                    -----------

      Net deferred tax asset                                        $   585,000
                                                                    ===========

The change in the valuation allowance was $122,000 for the year ended February 28, 2005. This represents a $158,000 decrease in the net operating loss valuation allowance offset by a $36,000 increase in the timing difference of accrued expense accruals. A $585,000 tax benefit has been reflected as a tax asset in the financial statements, of which $117,000 is a current asset.

At February 28, 2005, the Company has available net operating loss carryforwards of approximately $2,965,000 for income tax purposes, which expire between fiscal 2006 and fiscal 2022. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2021. The net operating loss and credit carryforwards generated by a subsidiary are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 11: STOCK OPTIONS AND WARRANTS

Stock Options - The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended ("1993 Plan") and the 2003 Stock Incentive Plan ("2003 Plan"). Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2012. The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan. A total of 167,062 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2015. A total of 774,000 options are outstanding under the 2003 Plan.

During Fiscal Year 2005 the Company granted options for 540,000 shares exercisable at prices from $.95 to $1.75 to officers of the Company, options for 40,000 shares exercisable at $1.06 to directors of the Company, options for 144,000 shares exercisable at prices from $.95 to $2.30 to employees of the Company, and options for 50,000 shares exercisable at prices from $1.06 to $1.95 to consultants to the Company. During Fiscal Year 2005, compensation expense of $ 19,801was recognized based on the fair value of the options granted to two consultants.

During Fiscal Year 2004, the Company granted options for 20,000 shares exercisable at $.19 per share to a director of the Company and options for 10,000 shares at $.25 to a consultant to the Company. There were no options granted to employees of the Company. During Fiscal Year 2004, compensation expense of $1,564 was recognized based on the fair value of the options granted to a consultant.

Under both the 1993 Plan and the 2003 Plan, options granted at prices that are at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in both Plans or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminate at a stipulated period of time after an employee's termination of employment.

A summary of the activity of both plans for the years ended February 28, 2005 and February 29, 2004 is as follows:

                                                                       Weighted Average
                                           Stock Options                Exercise Price
                                   Outstanding    Exercisable     Outstanding    Exercisable
                                   -----------    -----------     -----------    -----------

Balance - February 28, 2003          1,122,562       903,062         $  .33         $ .35
                                     =========
Granted Fiscal Year 2004                30,000                          .23
Exercised Fiscal Year 2004             (91,516)                        (.16)
Canceled Fiscal Year 2004             (100,000)                        (.52)
                                     ---------                       ------
Balance - February 29, 2004            961,046       890,171            .32         $ .29
                                     =========                       ======         =====
Granted Fiscal Year 2005               774,000                         1.64
Exercised Fiscal Year 2005            (792,484)                        (.26)
Canceled Fiscal Year 2005               (1,500)                        (.30)
                                     ---------                       ------
Balance - February 28, 2005            941,062       642,062         $ 1.46         $1.47
                                     =========                       ======         =====

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2005 and February 29, 2004:

                                                             Weighted   Weighted
                                                              Average   Average
                                                             Exercise     Fair
                                                   Shares      Price     Value
                                                   ------      -----     -----
Year ended February 29, 2004:
   Exercise price exceeds market price                 --     $  --      $  --
   Exercise price equals market price              30,000       .23        .23
   Exercise price is less that market price            --        --         --

Year ended February 28, 2005:
   Exercise price exceeds market price             25,000     $1.95      $1.75
   Exercise price equals market price             749,000      1.63       1.63
   Exercise price is less that market price            --        --         --

The following table summarizes information about stock options outstanding and exercisable at February 28, 2005:

                                           Weighted-
                                            Average     Weighted
                                           Remaining     Average
                               Number       Life in     Exercise      Number
                            Outstanding      Years        Price     Exercisable
                            -----------      -----        -----     -----------
Range of exercise prices:
$.09 to $.50                   99,500         7.6         $ .24        99,500
$.51 to $1.00                 129,062         7.8         $ .86        35,062
$1.01 to $1.75                602,500         9.2         $1.64       507,500
$1.76 to $2.30                110,000         9.9         $2.22             0


Warrants -

On February 15, 2000, the Company entered into a 90 day $100,000 subordinated convertible loan with a non-affiliated individual convertible into common stock at $1.00 per share. The loan and related interest of 8 % was repaid upon maturity, May 15, 2000. As part of the loan agreement, the lender was eligible to receive a warrant to purchase 50,000 shares of the Company's common stock, if the loan was not converted to equity or was not repaid. When the loan was repaid, the lender received a five-year warrant to purchase 50,000 shares of the Company's common stock at $1.00 per share in accordance with the provisions of the agreement. This warrant was exercised on May 9, 2005.

On October 28, 2004, the Company issued two one year warrants each to purchase 142,857shares of the Company's common stock at $1.75 per share to a New York State Agency. These warrants were issued at fair-market value to encourage additional equity investment in the Company.

On December 3, 2004, in conjunction with a private offering of 307,000 shares of the Company's common stock, the Company issued two year warrants to purchase 76,750 shares of the Company's common stock at $1.75 per share to eight accredited investors. In April 2005, 10,000 of these warrants were exercised.

NOTE 12: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                      February 28,  February 29,
                                                          2005          2004
                                                      -----------   -----------
      Numerator for basic and diluted
         Earnings per share                           $   795,302   $   785,229
                                                      ===========   ===========

      Denominator:
         Denominator for basic earnings per
            share-weighted average shares              11,708,331     9,096,436
      Effects of dilutive securities:
         Warrants                                          22,619     1,020,085
         Stock options for employees,
            directors and outside consultants             275,221       454,780
                                                      -----------   -----------
         Denominator for diluted earnings
            per share                                  12,006,170    11,414,584
                                                      ===========   ===========

      Basic Earnings Per Share                        $       .07   $       .08
                                                      ===========   ===========

      Diluted Earnings  Per Share                     $       .07   $       .07
                                                      ===========   ===========

NOTE 13: RELATED PARTY TRANSACTIONS

Norwood loans - On April 30, 2001, in order to induce the advance of an additional $300,000 by Norwood Venture Corp. ("Norwood"), certain of the Company's directors, an officer and an affiliate of the Company participated in the amount of $216,750 in the additional mezzanine financing. Interest expense of $8,821 and $26,571 was paid to Norwood and forwarded to these individuals during Fiscal Years 2005 and 2004, respectively.

On December 15, 2004, Norwood Venture Corporation and the Company reached an agreement whereby the "Put" rights under the Norwood Loan and Warrant Agreement were terminated for a sum of $188,000 paid by the Company to Norwood. Also, Norwood exercised all of its warrants to purchase the Company's stock, resulting in the issuance of 2,022,017 shares of common stock. The Chairman of the Company and an over 5% owner of the Company were participants in the Norwood Loan and, accordingly, they each received 243,239 shares of the Company's common stock as the result of the warrant exercise. Also, they each received $103,333 as part of the repayment of the principal of the Norwood Loans.

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

NOTE 14: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

From continuing operations - One customer accounted for 11% of the Company's sales for Fiscal Year ended February 28, 2005.

Export sales to customers located outside the United States were approximately as follows:

                                                  February 28,      February 29,
                                                      2005             2004
                                                   ----------        --------
      Western Europe                               $  482,000        $552,000
      Far East                                        986,000         171,000
      Other                                           925,000         132,000
                                                   ----------        --------
                                                   $2,393,000        $855,000
                                                   ==========        ========

During Fiscal Years 2005 and 2004, sales to foreign customers accounted for approximately $2,393,000 and $855,000, or 41% and 24% respectively, of total revenues.

NOTE 15 - SUBSEQUENT EVENTS

Revolving Loan Repayment

On April 12, 2005, the Company repaid the outstanding borrowings of $350,000 under the $500,000 Revolving Line of Credit with the M&T Bank. Such repayment is required for a 30 day period annually.

Additional Equity Investments

On May 3, 2005, the Company sold 125,000 shares of its common stock at $2.30 per share and issue a warrant for purchase an additional 25,000 shares of common stock at $2.45 per share to an institutional investor in a private placement. On May 9, 2005, a warrant for 50,000 shares was exercised for $1.00 per share. On May 11, 2005, a warrant for 142,857 shares of the Company's common stock was exercised at $1.75 per share by Empire State Development Corporation, Small Business Technology Investment Fund.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2005
Sono-Tek Corporation
(Registrant)

By: /s/ Dr. Christopher L. Coccio
    -----------------------------
        Dr. Christopher L. Coccio,
        Chief Executive Officer and President

KNOW ALL MEN BY THESE PRESENTS, that the undersigned directors and officers of Sono-Tek Corporation, a New York corporation, which is filing its Annual Report on Form 10-KSB with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended, hereby constitute and appoint Christopher L. Coccio, with full power and substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign such Form 10-KSB and any or all amendments to the Form 10-KSB, and all other documents in connection therewith to be filed with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all interests and purposes as each of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio   May 27, 2005      /s/ Samuel Schwartz           May 27, 2005
---------------------------                      ---------------------------
Christopher L. Coccio                            Samuel Schwartz
Chief Executive Officer, President and Director  Chairman and Director

/s/ Dr. Donald F. Mowbray      May 27, 2005      /s/ Dr. Harvey L Berger       May 27, 2005
---------------------------                      ---------------------------
Donald F. Mowbray                                Dr. Harvey L. Berger
Director                                         Chief Technology Officer and Director

/s/ R. Stephen Harshbarger     May 27, 2005      /s/ Vincent F. DeMaio         May 27, 2005
---------------------------                      ---------------------------
R. Stephen Harshbarger                           Vincent F. DeMaio
Vice President                                   Vice President

/s/ Edward J. Handler, III     May 27, 2005      /s/ Philip A. Strasburg       May 27, 2005
---------------------------                      ---------------------------
Edward J. Handler, III                           Philip A. Strasburg
Director                                         Treasurer and Director