Form 10QSB
period 2005-05-31
SONO TEK CORP
filed 2005-07-14
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2005

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

                                YES |X|   NO |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding as of
               Class                                        July 8, 2005
               -----                                        ------------

Common Stock, par value $.01 per share                       14,168,497

                              SONO-TEK CORPORATION


                                      INDEX


Part I - Financial Information                                             Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - May 31, 2005 (Unaudited) and
        February 28, 2005                                                      1

Consolidated Statements of Operations - Three Months Ended
        May 31, 2005 and 2004 (Unaudited)                                      2

Consolidated Statements of Cash Flows - Three Months Ended
        May 31, 2005 and 2004 (Unaudited)                                      3

Notes to Consolidated Financial Statements                                 4 - 8

Item 2 - Management's Discussion and Analysis or Plan of Operations       9 - 13

Item 3 - Controls and Procedures                                              14

Part II - Other Information                                                   15

Signatures and Certifications                                            16 - 22

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                     May 31,      February 28,
                                                                      2005             2005
                                                                    Unaudited        Audited
                                                                    ---------        -------
Current Assets
    Cash and cash equivalents                                     $   591,803    $   421,043
    Accounts receivable (less allowance of $20,942 and $18,123
      at May 31and February 28, respectively)                       1,009,359        813,703
    Inventories                                                     1,417,118      1,338,410
    Prepaid expenses and other current assets                          61,875        111,714
    Deferred tax asset                                                117,000        117,000
                                                                  -----------    -----------
               Total current assets                                 3,197,155      2,801,870
                                                                  -----------    -----------
Equipment, furnishings and leasehold improvements
  (less accumulated depreciation of $735,478 and
  $720,386 at May 31and February 28, respectively)                    198,813        140,133
Intangible assets, net                                                 21,805         22,894
Other assets                                                            7,171          7,171
Deferred tax asset                                                    468,000        468,000
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 3,892,944    $ 3,440,068
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                              $   245,360    $   292,729
    Accrued expenses                                                  464,018        491,828
    Line of Credit                                                          0        350,000
    Current maturities of long term debt                                7,442              0
                                                                  -----------    -----------
               Total current liabilities                              716,820      1,134,557

Long term debt, less current maturities                                33,765              0
                                                                  -----------    -----------
               Total liabilities                                      750,585      1,134,557
                                                                  -----------    -----------

Stockholders' Equity
    Common stock, $.01 par value; 25,000,000 shares authorized,
      14,168,497 and 13,825,640 shares issued and outstanding
      at May 31 and February 28, respectively                         141,686        138,257
    Additional paid-in capital                                      7,975,254      7,371,233
    Stock Subscriptions                                               (15,750)       (15,750)
    Accumulated deficit                                            (4,958,831)    (5,188,229)
                                                                  -----------    -----------
               Total stockholders' equity                           3,142,359      2,305,511
                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 3,892,944    $ 3,440,068
                                                                  ===========    ===========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended May 31,
                                                    --------------------------
                                                            Unaudited
                                                       2005            2004
                                                  -----------------------------

Net Sales                                         $  1,832,364     $  1,206,432
Cost of Goods Sold                                     944,278          529,496
                                                  ------------     ------------
               Gross Profit                            888,086          676,936
                                                  ------------     ------------

Operating Expenses
Research and product development costs                 145,773           96,136
Marketing and selling expenses                         311,558          234,353
General and administrative costs                       199,293          183,876
                                                  ------------     ------------
               Total Operating Expenses                656,624          514,365
                                                  ------------     ------------

Operating Income                                       231,462          162,572

Interest Expense                                        (2,761)         (31,360)
Interest and Other Income                                  947            3,399
                                                  ------------     ------------

Income from Operations Before Income Taxes             229,648          134,610

Income Tax Expense                                        (250)               0
                                                  ------------     ------------

Net Income                                        $    229,398     $    134,610
                                                  ============     ============


Basic Earnings Per Share                          $       0.02     $       0.01
                                                  ============     ============

Diluted Earnings Per Share                        $       0.02     $       0.01
                                                  ============     ============

Weighted Average Shares - Basic                     13,952,488       10,853,471
                                                  ============     ============

Weighted Average Shares - Diluted                   14,386,259       12,973,240
                                                  ============     ============


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended May 31,
                                                                       Unaudited
                                                                   2005         2004
                                                                -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                    $ 229,398    $ 134,610

   Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
         Depreciation and amortization                              16,181       10,995
         Provision for doubtful accounts                             2,819        3,000
         Decrease (Increase) in:
           Accounts receivable                                    (198,475)     135,518
           Inventories                                             (78,708)    (202,831)
           Prepaid expenses and other current assets                49,839       33,841
         Decreases in:
           Accounts payable and accrued expenses                   (75,178)        (594)
                                                                 ---------    ---------
      Net Cash (Used In) Provided By Operating Activities          (54,124)     114,539
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Patent Application Costs                                              --         (346)
  Purchase of equipment and furnishings                            (73,772)      (5,777)
  Other                                                                 --         (630)
                                                                 ---------    ---------
      Net Cash Used In Investing Activities                        (73,772)      (6,753)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit Repayment                                        (350,000)          --
  Proceeds from exercise of stock options and warrants             285,723       28,756
  Proceeds from issuance of stock                                  321,727           --
  Conversion of debt to equity                                          --       20,636
  Loan payments/exchanges                                               --      (20,636)
  Proceeds (Repayments) of notes payable                            41,206       (7,182)
                                                                 ---------    ---------
         Net Cash Provided By Financing Activities                 298,656       21,574
                                                                 ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          170,760      129,360

CASH AND CASH EQUIVALENTS
  Beginning of period                                              421,043      189,987
                                                                 ---------    ---------
  End of period                                                  $ 591,803    $ 319,347
                                                                 =========    =========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                                  $   2,761    $  23,120
                                                                 =========    =========

   Income taxes paid                                             $     753    $       0
                                                                 =========    =========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Three Months Ended May 31, 2005 and 2004


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

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2005, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

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

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 2003 and 1993 Plans. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the three month periods ended May 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

                                                           Three Months Ended
                                                                 May 31,
                                                            2005          2004
                                                            ----          ----
        Net income:
        As reported                                       $229,398      $134,610
        Deduct: Total stock based
          employee compensation under
          intrinsic value based method for
          all awards, net of tax effects                    53,111         8,999
                                                          --------      --------
Pro forma net income (loss)                               $176,287      $125,611
                                                          ========      ========

Basic and diluted earnings per share:
        As reported                                       $   0.02      $   0.01
        Pro-forma                                         $   0.01      $   0.01

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $46,576 and $45,488 at May 31, 2005 and February 28, 2005, respectively.

Reclassifications - Certain reclassifications have been made to the prior period to conform with the presentations of the current period.

NOTE 2:  INVENTORIES

Inventories at May 31, 2005 are comprised of:

        Finished goods                                              $   505,671
        Work in process                                                 546,072
        Consignment                                                       9,305
        Raw materials and subassemblies                                 616,320
                                                                    -----------
                      Total                                           1,677,368
        Less: Allowance                                                (260,250)
                                                                    -----------
        Net inventories                                             $ 1,417,118
                                                                    ===========

NOTE 3:  EQUITY TRANSACTIONS

On May 3, 2005, the Company sold 125,000 shares of its common stock at $2.30 per share and issued a warrant to purchase an additional 25,000 shares of common stock at $2.45 per share to an institutional investor in a private placement. On May 9, 2005, a warrant for 50,000 shares was exercised for $1.00 per share. On May 11, 2005, a warrant for 142,857 shares of the Company's common stock was exercised at $1.75 per share by Empire State Development Corporation, Small Business Technology Investment Fund.

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2005 there were 152,062 options outstanding under the 1993 Plan and 749,000 options outstanding under the 2003 plan.

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

Warrants - On May 11, 2005, a warrant for 142,857 shares of the Company's common stock was exercised at $1.75 per share by Empire State Development Corporation, Small Business Technology Investment Fund.

NOTE 5:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2005 and 2004 are calculated as follows:

                                                    May 31, 2005   May 31, 2004
                                                    ------------   ------------

Denominator for basic earnings per share             13,952,488     10,853,471

    Dilutive effect of warrants                          51,888      1,940,209
    Dilutive effect of stock options                    381,883        179,560
                                                     ----------     ----------

Denominator for diluted earnings per share           14,386,259     12,973,240
                                                     ==========     ==========

NOTE 6: NEW ACCOUNTING DEVELOPMENTS

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

NOTE 7: SUBSEQUENT EVENTS

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of time. The Company has previously expensed substantially all of the misappropriated funds and the net effect on the Company's results for the quarter ended May 31, 2005 is approximately $18,000.

As of July 5, 2005, the Company had pursued appropriate remedies to recover the majority of the funds, and is proceeding to do so. However, the Company can offer no assurance that it will be successful in its efforts to collect some or all of the anticipated remaining restitution according to the negotiated schedule of payments.

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

The Company has a well established position in the electronics industry with its SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to lower material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the level of rework. The electronics industry market appears to be in a stable to moderate growth period.

In the past two years, the Company has focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. The Company has sold many specialized ultrasonic nozzles and AccuMist(TM) and Micromist stent coating systems to large pharmaceutical and medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. The Company sells a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. The Company is licensed to use a unique patented vacuum-based ultrasonic system capable of uniformly coating batches of stents with anti-restenosis coatings, and has offered this technology to selected manufacturers.

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

In conclusion, the Company's sales levels have increased as the result of an improved economy, product development efforts, related marketing thrusts and international expansion which have had the effects of improving net income, reducing debt, and increasing shareholders' equity.


Liquidity and Capital Resources

The Company's working capital increased $813,022 from a working capital of $1,667,313 at February 28, 2005 to $2,480,335 at May 31, 2005. The Company's
current ratio is 4.46 to 1 at May 31, 2005 as compared to 2.47 to 1 at February 28, 2005. Stockholders' equity increased $836,848 from $2,305,511 at February 28, 2005 to $3,142,359 at May 31, 2005. The increase in stockholders' equity was the result of the net profit of $229,000 for the three months ended May 31, 2005, warrant exercises of $286,000 and stock issuance of $322,000.

Inventory increased $79,000 from $ 1,338,000 to $1,417,000 as the result of diversification of the Company's product lines.

The Company repaid $350,000 of its $500,000 revolving credit line with M&T bank on April 12, 2005. The Company has no outstanding borrowings under this line as of July 8, 2005.


Results of Operations

For the three months ended May 31, 2005, the Company's sales increased $626,000 or 52% to $1,832,000 as compared to $1,206,000 for the three months ended May 31, 2004. The increase was principally the result of sales of new products, such as stent coaters, SonoDry spray dryers, WideTrack systems and the expansion into new geographical markets.

The Company's gross profit increased $211,000 to $888,000 for the three months ended May 31, 2005 from $677,000 for the three months ended May 31, 2004. The gross profit margin was 48.5% of sales for the three months ended May 31, 2005 as compared to 56.1% of sales for the three months ended May 31, 2004. The changes in gross margin occurred due to a changing mix of products in each period.

Research and product development costs increased $50,000 to $146,000 for the three months ended May 31, 2005 from $96,000 for the three months ended May 31, 2004. The increase was principally due to an increase in engineering personnel and increased purchases of research and development materials in the current period.

Marketing and selling costs increased $77,000 to $312,000 for the three months ended May 31, 2005 from $234,000 for the three months ended May 31, 2004. The increase was due principally to increased commissions, increased travel expenses, increased salaries and fringe benefit costs.

General and administrative costs increased $15,000 to $199,000 for the three months ended May 31, 2005 from $184,000 for the three months ended May 31, 2004. The increase was due principally to increased salaries and fringe benefit costs.

Interest expense decreased $29,000 to $3,000 for the three months ended May 31, 2005 from $32,000 for the three months ended May 31, 2004. The decrease is primarily due to reduced interest and amortization on the Norwood loans and reduced interest on related party and bank loans.

The Company's net income was $229,000 for the three months ended May 31, 2005 as compared to $135,000 for three months ended May 31, 2004. The increase is primarily due to an increase in sales of $626,000 or 52% to $1,832,000 as compared to $1,206,000 for the three months ended May 31, 2004.

The Company's backlog of firm orders was $512,000 at May 31, 2005. All of these orders are deliverable before the end of the Company's current fiscal year, which is February 28, 2006.

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated Company monies, primarily through unauthorized check writing from Company accounts over a period of time. The Company has previously expensed these monies and the net effect on the Company's results for the quarter ended May 31, 2005 is approximately $18,000. The current effect of this misappropriation was an increase in Marketing and Selling costs of approximately $15,000 and an increase in General and Administrative costs of approximately $3,000.


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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 29, 2005.

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

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of May 31, 2005. Except as set forth below, based on this evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated Company monies, primarily through unauthorized check writing from Company accounts over a period of time. In response, the Company has taken steps to improve its internal controls to minimize the risk of recurrence. The steps include the expansion of the accounting department, thus enabling a greater segregation of duties. All cash disbursements are subject to increased review and scrutiny. The Company's payroll is now prepared by an employee with no check writing authority.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         On May 3, 2005, the Company sold 125,000 shares of its common stock at $2.30 per share and issued a warrant to purchase an additional 25,000 shares of common stock at $2.45 per share to an institutional investor in a private placement. Such shares and warrants were issued in reliance of the exemption of
         Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports

      (a)   Exhibits

           31.1 - 31.2 - Rule 13a - 14(a)/15d - 14(a) Certification

           32.1 - 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 14, 2005


                                             SONO-TEK CORPORATION
                                                  (Registrant)


                                             /s/ Christopher L. Coccio
                                      By: ____________________________________
                                          Christopher L. Coccio
                                          Chief Executive Officer and President



                                             /s/ Stephen J. Bagley
                                      By: ____________________________________
                                          Stephen J. Bagley
                                          Chief Financial Officer