Form 10QSB
period 2005-08-31
SONO TEK CORP
filed 2005-10-12
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               New York                               14-1568099
    -------------------------------                  -------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

                   2012 Rt. 9W, Milton, NY              12547
           ----------------------------------------   ----------
           (Address of Principal Executive Offices)   (Zip Code)

           Issuer's telephone no., including area code: (845) 795-2020

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding as of
            Class                                     October 6, 2005
            -----                                     ---------------

Common Stock, par value $.01 per share                  14,292,846

                              SONO-TEK CORPORATION


                                      INDEX


Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - August 31, 2005 (Unaudited) and
      February 28, 2005                                                        1

Consolidated Statements of Operations - Six Months and Three Months Ended
      August 31, 2005 and 2004 (Unaudited)                                     2

Consolidated Statements of Cash Flows - Six Months Ended August 31, 2005
      and 2004 (Unaudited)                                                     3

Notes to Consolidated Financial Statements                                 4 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operations       8 - 12

Item 3 - Controls and Procedures                                              13

Part II - Other Information                                                   14

Signatures and Certifications                                            15 - 20

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  August 31,    February 28,
                                                                     2005           2005
                                                                  Unaudited       Audited
                                                                 -----------    -----------
Current Assets
   Cash and cash equivalents                                     $   785,641    $   421,043
   Accounts receivable (less allowance of $25,442 and $18,123
       At August 31 and February 28, respectively)                   867,924        813,703
   Inventories                                                     1,408,786      1,338,410
   Prepaid expenses and other current assets                          29,147        111,714
   Deferred tax asset                                                270,000        117,000
                                                                 -----------    -----------
            Total current assets                                   3,361,498      2,801,870
                                                                 -----------    -----------
Equipment, furnishings and leasehold improvements
   (less accumulated depreciation of $752,194 and
   $720,384 at August 31 and February 28, respectively)              212,965        140,133
Intangible assets, net                                                20,716         22,894
Other assets                                                           7,171          7,171
Deferred tax asset                                                   315,000        468,000
                                                                 -----------    -----------

TOTAL ASSETS                                                     $ 3,917,350    $ 3,440,068
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $   108,405    $   292,729
   Accrued expenses                                                  455,555        491,828
   Line of Credit                                                         --        350,000
   Current maturities of long term debt                                7,442
                                                                 -----------    -----------
   Total liabilities                                                 571,403      1,134,557

Long term debt, less current maturities                               31,937             --
                                                                 -----------    -----------
            Total liabilities                                        603,339      1,134,557
                                                                 -----------    -----------

Commitments and Contingencies                                             --             --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      14,200,997 and 13,825,640 shares issued and outstanding
      at August 31 and February 28, respectively                     142,011        138,257
   Additional paid-in capital                                      7,989,804      7,371,233
   Stock Subscription Receivable                                     (15,750)       (15,750)
   Accumulated deficit                                            (4,802,054)    (5,188,229)
                                                                 -----------    -----------
            Total stockholders' equity                             3,314,011      2,305,511
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 3,917,350    $ 3,440,068
                                                                 ===========    ===========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Six Months Ended August 31,    Three Months Ended August 31,
                                             ---------------------------    -----------------------------
                                                      Unaudited                       Unaudited
                                                2005            2004            2005            2004
                                             --------------------------      --------------------------

Net Sales                                    $3,412,144      $2,721,369      $1,579,779      $1,514,937
Cost of Goods Sold                            1,743,107       1,205,427         798,829         675,931
                                             ----------      ----------      ----------      ----------
                  Gross Profit                1,669,037       1,515,942         780,950         839,006
                                             ----------      ----------      ----------      ----------

Operating Expenses
   Research and product development costs       294,894         227,848         149,121         131,712
   Marketing and selling expenses               578,795         505,808         267,237         271,455
   General and administrative costs             412,373         386,035         213,080         202,159
                                             ----------      ----------      ----------      ----------

                  Total Operating Expenses    1,286,062       1,119,691         629,438         605,326
                                             ----------      ----------      ----------      ----------

Operating Income                                382,975         396,251         151,512         233,680

Interest Expense                                 (3,430)        (58,332)           (668)        (26,971)
Interest Income                                   3,880           3,805           2,933             405
Other Income                                      3,000              --           3,000              --
                                             ----------      ----------      ----------      ----------

Income from Operations Before Income Taxes      386,425         341,724         156,777         207,114

Income Tax Expense                                  250               0               0               0
                                             ----------      ----------      ----------      ----------

Net Income                                     $386,175        $341,724        $156,777        $207,114
                                             ==========      ==========      ==========      ==========


Basic Earnings Per Share                          $0.03           $0.03           $0.01           $0.02
                                             ==========      ==========      ==========      ==========

Diluted Earnings Per Share                        $0.03           $0.03           $0.01           $0.02
                                             ==========      ==========      ==========      ==========

Weighted Average Shares - Basic              14,066,199      11,014,757      14,179,910      11,176,044
                                             ==========      ==========      ==========      ==========

Weighted Average Shares - Diluted            14,397,528      13,064,644      14,449,440      13,151,455
                                             ==========      ==========      ==========      ==========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended August 31,
                                                                          ---------------------------
                                                                                   Unaudited
                                                                               2005         2004
                                                                            ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                               $386,175     $341,724

    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                        33,988       20,239
          Provision for doubtful accounts                                       7,319        6,000
          Decrease (Increase) in:
              Accounts receivable                                             (61,540)     (17,114)
              Inventories                                                     (70,376)    (390,207)
              Prepaid expenses and other current assets                        82,567       50,282
          Decrease in:
              Accounts payable and accrued expenses                          (220,597)     199,385
                                                                            ---------    ---------
       Net Cash Provided By (Used In) Operating Activities                    157,536      210,309
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Patent Application Costs                                                        --         (346)
   Purchase of equipment and furnishings                                     (104,642)     (15,246)
   Other                                                                                      (630)
                                                                            ---------    ---------
       Net Cash (Used In) Investing Activities                               (104,642)     (16,222)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of Credit Repayment                                                  (350,000)          --
   Proceeds from exercise of stock options and warrants                       300,598       99,236
   Proceeds from issuance of stock                                            321,727       26,064
   Conversion of debt to equity                                                    --       20,636
   Loan payments/exchanges                                                                 (20,636)
   Repayments of notes payable and loans                                       (3,027)    (233,314)
   Proceeds of Notes Payable                                                   42,406           --
                                                                            ---------    ---------
       Net Cash Provided by (Used In) Financing Activities                    311,704     (108,014)
                                                                            ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS:                                    364,598       86,073

CASH AND CASH EQUIVALENTS
   Beginning of period                                                        421,043      189,987
                                                                            ---------    ---------
   End of period                                                             $785,641     $276,060
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                               $3,430      $59,910
                                                                            =========    =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Six Months Ended August 31, 2005 and 2004


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

The estimated fair value of options granted during Fiscal Year 2005 was $1.64 per share and the estimated fair value of options granted during the six months ended August 31, 2005 was $2.34 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 2003 and 1993 Plans. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the three and six month periods ended August 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

                                        Six Months Ended     Three Months Ended
                                           August 31,             August 31,
                                        2005        2004       2005       2004
                                        ----        ----       ----       ----
Net Income:
      As reported                     $386,175   $341,724    $156,777   $207,114
      Deduct: Total stock based
      employee compensation
      under intrinsic value based
      method for all awards,
      net of tax effects                19,213     18,720       9,241      9,360
                                      --------   --------    --------   --------
Pro forma                             $366,962   $323,004    $147,536   $197,754
                                      ========   ========    ========   ========

Basic and diluted earnings per share:
      As reported                      $0.03       $0.03        $0.01     $0.02
      Pro forma                        $0.03       $0.02        $0.01     $0.02

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $47,665 and $45,488 at August 31, 2005 and February 28, 2005, respectively.

Reclassifications - Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

New Accounting Pronouncements - In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2: INVENTORIES

Inventories at August 31, 2005 are comprised of:

            Finished goods                     $  486,807
            Work in process                       497,828
            Consignment                             9,305
            Raw materials and subassemblies       680,140
                                               ----------
                        Total                   1,674,080
            Less: Allowance                      (265,294)
                                               ----------
            Net inventories                    $1,408,786
                                               ==========


NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. During the six months ended August 31, 2005, the Board of Directors approved the issuance of 50,000 options. The 50,000 options were issued at the then exercisable market price, hence, no compensation expense has been recorded. As of August 31, 2005, there were 132,062 options outstanding under the 1993 Plan and 761,500 options outstanding under the 2003 plan.

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

NOTE 4: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2005 and 2004 are calculated as follows:

                                               August 31, 2005   August 31, 2004
                                               ---------------   ---------------

Denominator for basic earnings per share          14,066,199       11,014,757

    Dilutive effect of warrants                       51,518        1,847,222
    Dilutive effect of stock options                 279,812          202,665
                                                  ----------       ----------

Denominator for dilutive earnings per share       14,397,528       13,064,644
                                                  ==========       ==========


NOTE 5: OTHER

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company has previously expensed substantially all of the misappropriated funds over the years.

The Company is pursuing appropriate remedies to recover the majority of the misappropriated funds and is continuing to do so. The Company recovered $3,000 during the three month period ended August 31, 2005; this amount is recorded as Other Income. The Company recovered $51,000 in September 2005 which will be recorded in the third fiscal quarter. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

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

Liquidity and Capital Resources

The Company's working capital increased $1,122,782 from a working capital of $1,667,313 at February 28, 2005 to $2,790,095 at August 31, 2005. The Company's
current ratio is 5.88 to 1 at August 31, 2005, as compared to 2.47 to 1 at February 28, 2005. The increase in working capital was the result of the Company's net income, cash proceeds from the issuance of stock and the exercise of stock options and warrants, the repayment of the outstanding Line of Credit, an increase in the current Deferred Tax Asset and a decrease in accounts payable.

Stockholders' equity increased $1,009,000 from $2,305,500 at February 28, 2005 to $3,314,000 at August 31, 2005. The increase in stockholders' equity was the result of the net profit of $386,000 for the six months ended August 31, 2005, stock option and warrant exercises of $301,000 and stock issuance of $322,000.

Inventory increased $71,000 from $1,338,000 to $1,409,000 as the result of diversification of the Company's product lines.

The Company currently has a $500,000 revolving credit line with M&T Bank. The Company had no outstanding borrowings under this line as of August 31, 2005.

Results of Operations

For the six months ended August 31, 2005, the Company's sales increased $691,000 to $3,412,000 as compared to $2,721,000 for the six months ended August 31, 2004. For the three months ended August 31, 2005, the Company's sales increased $65,000 to $1,580,000 as compared to $1,515,000 for the three months ended August 31, 2004. The increases were principally the result of sales of stent coaters, nozzles and EVS Systems.

The Company's gross profits increased $153,000 to $1,669,000 for the six months ended August 31, 2005 from $1,516,000 for the six months ended August 31, 2004. The gross profit margin was 48.9% of sales for the six months ended August 31, 2005 as compared to 55.7% of sales for the six months ended August 31, 2004. The Company's gross profit decreased $58,000 to $781,000 for the three months ended August 31, 2005 from $839,000 for the three months ended August 31, 2004. The gross profit margin was 48.4% of sales for the three months ended August 31, 2005 as compared to 55.4% of sales for the three months ended August 31, 2004. The changes in gross margin occurred as the result of the changing mix of products in each period and increases in both internal and external costs.

Research and product development costs increased $67,000 to $295,000 for the six months ended August 31, 2005 from $228,000 for the six months ended August 31, 2004. Research and product development costs increased $17,000 to $149,000 for the three months ended August 31, 2005 from $132,000 for the three months ended August 31, 2004. The increases were principally due to an increase in engineering personnel and increased purchases of research and development materials in the current periods.

Marketing and selling expenses increased $73,000 to $579,000 for the six months ended August 31, 2005 from $506,000 for the six months ended August 31, 2004 and decreased $4,000 to $267,000 for the three month period ended August 31, 2005 from $271,000 for the three month period ended August 31, 2004. The increase was due principally to increased commissions, trade show costs and increased labor and fringe benefit costs. The changes are net of the effects of the employee misappropriation which is discussed below.

General and administrative costs increased $26,000 and $11,000 for the respective six and three month periods ended August 31, 2005 as compared to the same periods ended August 31, 2004. The increase was due principally to increased payroll costs, increased legal, consulting and accounting costs. The changes are net of the effects of the employee misappropriation which is discussed below.

Interest expense decreased $55,000 to $3,000 for the six months ended August 31, 2005 from $58,000 for the six months ended August 31, 2004. Interest expense decreased $26,000 to $1,000 for the three months ended August 31, 2005 from $27,000 for the three months ended August 31, 2004. The decrease is primarily due to reduced interest and amortization on related party and bank loans.

The Company's net income was $386,000 and $157,000 for the six and three month periods ended August 31, 2005 as compared to $342,000 and $207,000 for the six and three month periods ended August 31, 2004.

The Company's backlog of firm orders was $484,000 at August 31, 2005. All of these orders are deliverable before the end of the Company's current fiscal year, which is February 28, 2006.

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated Company monies, primarily through unauthorized check writing from Company accounts over a period of three calendar years. The Company is pursuing appropriate remedies to recover the majority of the misappropriated funds and is continuing to do so. The Company recovered $3,000 during the three month period ended August 31, 2005; this is recorded as Other Income. The Company recovered $51,000 in September 2005 which will be recorded in the third fiscal quarter. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 28, 2005.

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

Impact of New Accounting Pronouncements

FASB 154 - Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive officer) and Stephen
J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of August 31, 2005. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after August 31, 2005. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were voted upon at the Company's annual meeting of shareholders held on August 18, 2005.

      1. The election of one (1) director of the Company to serve until the Company's 2006 annual meeting of shareholders.

                                                   For               Against
                                                   ---               -------
            Edward J. Handler III               10,981,119            4,825
                  There were no broker non-votes.

      2. The election of three (3) directors of the Company to serve until the Company's 2007 annual meeting of shareholders.

                                                   For               Against
                                                   ---               -------
            Harvey L. Berger                    10,914,777           71,167
            Christopher L. Coccio               10,886,388           99,556
            Philip Strasburg                    10,914,777           71,167
                  There were no broker non-votes.

            Samuel Schwartz and Donald F. Mowbry, who were not standing for re-election, continued to serve as Directors following the annual meeting.

      3. The ratification of the appointment of Sherb & Co. as the Company's independent auditors for the fiscal year ending February 28, 2006.

                  For 10,779,109; Against 163,201; Abstained 43,634
                  There were no broker non-votes.

Item 5. Other Information - None

Item 6. Exhibits and Reports

        (a) Exhibits

         31.1 - Rule 13a - 14(a)/15d - 14(a) Certification
         31.2 - Rule 13a - 14(a)/15d - 14(a) Certification
         32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
         32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2005


                                          SONO-TEK CORPORATION
                                               (Registrant)


                                    By:   /s/ Christopher L. Coccio
                                        ---------------------------------
                                        Christopher L. Coccio
                                        Chief Executive Officer and President


                                    By:   /s/ Stephen J. Bagley
                                        ---------------------------------
                                        Stephen J. Bagley
                                        Chief Financial Officer