Form 10QSB
period 2005-11-30
SONO TEK CORP
filed 2006-01-06
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2005

                                       OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          2012 Rt. 9W, Milton, NY 12547
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding as of
            Class                                 January 3, 2006
            -----                                 ---------------
Common Stock, par value $.01 per share               14,295,846

                              SONO-TEK CORPORATION

                                      INDEX


Part I - Financial Information                                             Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - November 30, 2005 (Unaudited) and
      February 28, 2005                                                        1

Consolidated Statements of Income - Nine Months and Three Months Ended
      November 30, 2005 and 2004 (Unaudited)                                   2

Consolidated Statements of Cash Flows - Nine Months Ended
      November 30, 2005 nd 2004 (Unaudited)                                    3

Notes to Consolidated Financial Statements                                 4 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operations       8 - 12

Item 3 - Controls and Procedures                                              13


Part II - Other Information                                                   14

Signatures and Certifications                                            15 - 21

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      November 30,   February 28,
                                                                         2005            2005
                                                                       Unaudited        Audited
                                                                       ---------     ------------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                          $   933,312    $   421,043
   Accounts receivable (less allowance of $29,922 and $18,123
      At November 30 and February 28, respectively)                     1,051,663        813,703
   Inventories                                                          1,424,122      1,338,410
   Prepaid expenses and other current assets                               37,462        111,714
   Deferred tax asset                                                     270,000        117,000
                                                                      -----------    -----------
           Total current assets                                         3,716,559      2,801,870
                                                                      -----------    -----------
Equipment, furnishings and leasehold improvements (less accumulated depreciation of $770,368 and $720,384 at November 30 and
   February 28, respectively)                                             217,095        140,133
Intangible assets, net                                                     28,513         22,894
Other assets                                                                7,171          7,171
Deferred tax asset                                                        315,000        468,000
                                                                      -----------    -----------

TOTAL ASSETS                                                          $ 4,284,338    $ 3,440,068
                                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                   $   171,941    $   292,729
   Accrued expenses                                                       447,844        491,828
   Line of Credit                                                               0        350,000
   Current maturities of long term debt                                    18,537              0
                                                                      -----------    -----------
           Total current liabilities                                      638,322      1,134,557

Long term debt, less current maturities                                    51,232              0
                                                                      -----------    -----------
           Total liabilities                                              689,554      1,134,557
                                                                      -----------    -----------

Commitments and Contingencies                                                  --             --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      14,203,997 and 13,825,640 shares issued and outstanding
      at November 30 and February 28, respectively                        142,041        138,257
   Additional paid-in capital                                           7,990,344      7,371,233
   Stock Subscription Receivable                                          (15,750)       (15,750)
   Accumulated deficit                                                 (4,521,851)    (5,188,229)
                                                                      -----------    -----------
           Total stockholders' equity                                   3,594,784      2,305,511
                                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 4,284,338    $ 3,440,068
                                                                      ===========    ===========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                            Nine Months Ended November 30,    Three Months Ended November 30,
                                            ------------------------------    -------------------------------
                                                       Unaudited                          Unaudited
                                                 2005             2004              2005            2004
                                            ------------------------------    -------------------------------

Net Sales                                    $  5,082,730    $  4,391,653      $  1,670,586    $  1,670,284
Cost of Goods Sold                              2,596,543       1,963,183           853,436         757,756
                                             ------------    ------------      ------------    ------------
           Gross Profit                         2,486,187       2,428,470           817,150         912,528
                                             ------------    ------------      ------------    ------------

Operating Expenses
   Research and product development costs         446,512         361,781           151,618         133,933
   Marketing and selling expenses                 831,605         755,078           252,810         249,270
   General and administrative costs               600,711         639,567           188,338         253,532
                                             ------------    ------------      ------------    ------------
           Total Operating Expenses             1,878,828       1,756,426           592,766         636,735
                                             ------------    ------------      ------------    ------------

Operating Income                                  607,359         672,044           224,384         275,793

Interest Expense                                   (4,642)        (82,171)           (1,212)        (23,839)
Interest Income                                     7,811           6,793             3,931           2,988
Other Income                                       56,100               0            53,100               0
                                             ------------    ------------      ------------    ------------

Income from Operations Before Income Taxes        666,628         596,666           280,203         254,942

Income Tax Expense                                    250           6,000                 0           6,000
                                             ------------    ------------      ------------    ------------

Net Income                                   $    666,378    $    590,666      $    280,203    $    248,942
                                             ============    ============      ============    ============

Basic Earnings Per Share                     $       0.05    $       0.05      $       0.02    $       0.02
                                             ============    ============      ============    ============

Diluted Earnings Per Share                   $       0.05    $       0.05      $       0.02    $       0.02
                                             ============    ============      ============    ============

Weighted Average Shares - Basic                14,111,339      11,134,960        14,048,236      11,378,017
                                             ============    ============      ============    ============

Weighted Average Shares - Diluted              14,417,106      13,014,931        14,163,279      13,297,293
                                             ============    ============      ============    ============


                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended November 30,
                                                                           ------------------------------
                                                                                      Unaudited
                                                                                 2005            2004
                                                                           ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $ 666,378      $ 590,666

   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                                             52,890         31,853
        Provision for doubtful accounts                                           11,798          9,000
        Decrease (Increase) in:
            Accounts receivable                                                 (249,758)       (47,119)
            Inventories                                                          (85,712)      (449,162)
            Prepaid expenses and other current assets                             74,252         17,846
        (Decrease) Increase in:
            Accounts payable and accrued expenses                               (164,772)       202,690
                                                                               ---------      ---------
     Net Cash Provided By Operating Activities                                   305,076        355,774
                                                                               ---------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Patent Application Costs                                                       (8,525)          (346)
   Purchase of equipment and furnishings                                        (126,946)       (31,840)
   Other                                                                               0           (633)
                                                                               ---------      ---------
       Net Cash (Used In) Investing Activities                                  (135,471)       (32,819)
                                                                               ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Line of Credit Repayment                                                     (350,000)             0
   Proceeds from exercise of stock options and warrants                          335,395        117,684
   Proceeds from issuance of stock                                               287,500         46,700
   Conversion of debt to equity                                                        0         20,636
   Loan payments/exchanges                                                             0        (20,636)
   Repayments of notes payable and loans                                          (6,637)      (260,650)
   Proceeds from Notes Payable                                                    76,406              0
                                                                               ---------      ---------
       Net Cash Provided by (Used In) Financing Activities                       342,664        (96,266)
                                                                               ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        512,269        226,689

CASH AND CASH EQUIVALENTS
   Beginning of period                                                           421,043        189,987
                                                                               ---------      ---------
   End of period                                                               $ 933,312      $ 416,676
                                                                               =========      =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                               $   4,642      $  90,416
                                                                               =========      =========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                  Nine Months Ended November 30, 2005 and 2004


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

The estimated fair value of options granted during Fiscal Year 2005 was $1.64 per share and the estimated fair value of options granted during the nine months ended November 30, 2005 was $2.34 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 2003 and 1993 Plans. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the three and nine month periods ended November 30, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

                                         Nine Months Ended    Three Months Ended
                                             November 30,         November 30,
                                          2005       2004       2005       2004
                                        --------   --------   --------   --------
Net Income:
   As reported                          $666,378   $590,666   $280,203   $248,942
   Deduct: Total stock based
   employee compensation
   under intrinsic value based
   method for all
   awards, net of tax effects             27,029    547,560      7,816    182,520
                                        --------   --------   --------   --------
Pro forma                               $639,349   $ 43,106   $272,387   $ 66,422
                                        ========   ========   ========   ========
Basic and diluted earnings per share:
   As reported                          $   0.05   $   0.05   $   0.02   $   0.02
   Pro forma                            $   0.04   $   0.00   $   0.02   $   0.01

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $48,393 and $45,487 at November 30, 2005 and February 28, 2005, respectively.

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

NOTE 2: INVENTORIES

Inventories at November 30, 2005 are comprised of:

           Finished goods                      $   419,165
           Work in process                         613,252
           Consignment                               9,305
           Raw materials and subassemblies         656,692
                                               -----------
                       Total                     1,698,414
           Less: Allowance                        (274,292)
                                               -----------
           Net inventories                     $ 1,424,122
                                               ===========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. During the nine months ended November 30, 2005, the Board of Directors approved the issuance of 50,000 options. The 50,000 options were issued at the then exercisable market price, hence, no compensation expense has been recorded. As of November 30, 2005, there were 129,062 options outstanding under the 1993 Plan and 761,500 options outstanding under the 2003 plan.

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

On October 20, 2005, the Company's Board of Directors extended the expiration date for a warrant issued to the Empire State Development Corporation for ninety days until January 26, 2006. The warrant entitled the Empire State Development Corporation to purchase 142,857 shares of stock at $1.75 per share and was exercised in full on January 4, 2006.

NOTE 4: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2005 and 2004 are calculated as follows:

                                            November 30, 200   November 30, 2004
                                            ----------------   -----------------

Denominator for basic earnings per share        14,111,339        11,134,960

    Dilutive effect of warrants                     41,010         1,878,293
    Dilutive effect of stock options               264,757             1,679
                                                ----------        ----------

Denominator for diluted earnings per share      14,417,106        13,014,932
                                                ==========        ==========

NOTE 5: As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company has previously expensed substantially all of the misappropriated funds over the years.

The Company is pursuing appropriate remedies to recover the majority of the misappropriated funds and is continuing to do so. The Company recovered $56,000 during the nine month period ended November 30, 2005; this amount is recorded as Other Income. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

NOTE 6: Subsequent Event

Additional Equity Investment - On January 4, 2006, a warrant for 142,857 shares of the Company's common stock was exercised at $1.75 per share by Empire State Development Corporation.

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

In the past two years, the Company has focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. The Company has sold many specialized ultrasonic nozzles and AccuMist(TM) and Micromist stent coating systems to large pharmaceutical and medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. The Company sells a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. The Company is licensed to use a unique patented vacuum-based ultrasonic system capable of uniformly coating batches of stents with anti-restenosis coatings, and has offered this technology to selected manufacturers. The Company recently sold a MediSonic system for use in the diabetes management field.

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

In addition to the engineering initiatives discussed above, the Company has been focusing on expanding its geographic markets. The Company began to place emphasis on developing new markets overseas in places such as China, India, Southeast Asia, Europe, and Eastern Europe. Over the last twelve months, the Company has more than doubled the number of countries where it has an established sales distribution channel.

In conclusion, the Company's sales levels have increased as the result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving net income, reducing debt, and bringing shareholders' equity from a deficit position to a positive position.

Liquidity and Capital Resources

Working Capital - The Company's working capital increased $1,410,924 from a working capital of $1,667,313 at February 28, 2005 to $3,078,237 at November 30, 2005. The Company's current ratio is 5.82 to 1 at November 30, 2005, as compared to 2.47 to 1 at February 28, 2005. The increase in working capital was the result of the Company's net income, cash proceeds from the issuance of stock and the exercise of stock options and warrants, the repayment of the outstanding line of credit, an increase in the current deferred tax asset and a decrease in accounts payable.

Accounts Receivable increased $237,960 or 29% from $813,703 at February 28, 2005 to $1,051,663 at November 30, 2005, resulting primarily from an increase of orders received during the month ended November 30, 2005.

Stockholders' Equity - Stockholders' equity increased $1,289,273 from $2,305,511 at February 28, 2005 to $3,594,784 at November 30, 2005. The increase in stockholders' equity was the result of net income of $666,378 for the nine months ended November 30, 2005, stock option and warrant exercises of $335,395, and stock issuance of $287,500.

Operating Activities - During the nine months ended November 30, 2005, the net cash provided by operating activities was $305,000, resulting from the Company's net income, increases in accounts receivable and inventories and a decrease in accounts payable and accrued expenses.

Investing Activities - During the nine months ended November 30, 2005, the net cash used in investing activities was $135,000, resulting from the purchase of equipment.

Financing Activities - During the nine months ended November 30, 2005, the net cash provided by financing activities was $343,000, resulting from the issuance of stock, exercise of stock options and warrants; repayment of the outstanding line of credit and the proceeds of notes payable to finance equipment purchases.

Results of Operations

For the nine months ended November 30, 2005, the Company's sales increased $691,000 to $5,083,000 as compared to $4,392,000 for the nine months ended November 30, 2004. For the three months ended November 30, 2005, the Company's sales remained level at $1,670,000 when compared to the three months ended November 30, 2004.

The Company's gross profits increased $58,000 to $2,486,000 for the nine months ended November 30, 2005 from $2,428,000 for the nine months ended November 30, 2004. The gross profit margin was 48.91% of sales for the nine months ended November 30, 2005 as compared to 55.3% of sales for the nine months ended November 30, 2004. The Company's gross profit decreased $95,000 to $817,000 for the three months ended November 30, 2005 from $912,000 for the three months ended November 30, 2004. The gross profit margin was 48.9% of sales for the three months ended November 30, 2005 as compared to 54.6% of sales for the three months ended November 30, 2004. The changes in gross margin occurred as the result of the changing mix of products in each period and increases in both internal and external costs associated with business growth.

Research and product development costs increased $85,000 to $447,000 for the nine months ended November 30, 2005 from $362,000 for the nine months ended November 30, 2004 and $18,000 to $152,000 for the three months ended November 30, 2005 from $134,000 for the three months ended November 30, 2004. The increases were principally due to an increase in engineering personnel in the current periods.

Marketing and selling costs increased $77,000 and $3,000 for the respective nine and three months ended November 30, 2005 as compared to the same periods ended November 30, 2004. The increases were due principally to increased labor and fringe benefit costs, travel expenses and increased commissions.

General and administrative costs decreased $39,000 and $65,000 for the respective nine and three months ended November 30, 2005 as compared to the same periods ended November 30, 2004. The decrease is a result of the reallocation of payroll costs across departments and is offset by increased legal, consulting and accounting costs.

Interest expense decreased $78,000 to $5,000 for the nine months ended November 30, 2005 compared to the period ended November 30, 2004. Interest expense decreased $23,000 to $1,000 for the three months ended November 30, 2005 from $24,000 for the three months ended November 30, 2004. The decrease is primarily due to reduced interest and amortization on related party and bank loans.

The Company's net income was $666,000 and $280,000 for the nine and three months ended November 30, 2005 as compared to $591,000 and $249,000 for the nine and three month periods ended November 30, 2004.

The Company's backlog of firm orders was $354,000 at November 30, 2005. All of these orders are deliverable before the end of the Company's current fiscal year, which is February 28, 2006.

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

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive officer) and Stephen
J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of November 30, 2005. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after November 30, 2005. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

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

Dated: January 6, 2006


                                          SONO-TEK CORPORATION
                                               (Registrant)


                                    By: /s/ Christopher L. Coccio
                                        ------------------------------
                                        Christopher L. Coccio
                                        Chief Executive Officer and President


                                    By: /s/ Stephen J. Bagley
                                        ------------------------------
                                        Stephen J. Bagley
                                        Chief Financial Officer