Form 10KSB
period 2006-02-28
SONO TEK CORP
filed 2006-05-26
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: February 28, 2006

                         Commission File Number: 0-16035

                               CORPORATION
                 (Name of Small Business Issuer in its Charter)

                  NEW YORK                                  14-1568099
       (State or other Jurisdiction of                     (IRS Employer
       Incorporation or Organization)                  Identification Number)

        2012 Route 9W, Milton, New York                       12547
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

      The Issuer had revenues of $6,871,069 for Fiscal Year ended February 28, 2006.

      As of May 1, 2006 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $20,630,447 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.75.

      The Registrant had 14,449,828 shares of Common Stock outstanding as of May 1, 2006.

                                     PART I
ITEM 1  BUSINESS

Organization and Business

Sono-Tek Corporation (the "Company", "Sono-Tek", "We" or "Our") was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity.

We operate in one business segment, spraying systems. The spraying systems business has had periods of sales growth and financial stability, but has had sales declines when the electronics industry, a principal market for our products, has had downturns due to lower levels of printed circuit boards being made. To offset this, we have diversified our product offerings to provide coating systems to medical device manufacturers, to provide spray drying systems for nanotechnology applications, and to provide wide area industrial precision coating equipment, including the manufacture of float glass.

Product Development

We have core technology and have developed the following products that have expanded our market opportunities:

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

      2. SonoFlux 2000FP and SonoFlux XL - spray fluxer product - apply solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies.

      3. MediCoat for stent coating - A table-top, fully-contained system designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat uses either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns of lines and dots are required.

      4. WideTrack - Wide area modular coating system - One module can cover substrates up to 24 inches wide. Much greater widths can be achieved by linking modules together. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. It is designed to be used in applications that require efficient web-coating or wide area spraying capability. The Widetrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Waste is greatly reduced, since the ultrasonic spray can be easily controlled.

      5. SonoDry - Spray drying nozzle for nanotechnology, pharmaceutical, ceramics, and other applications. It is incorporated into a laboratory sized spray dryer and marketed to research institutions and small volume producers of spray-dried materials.

Other Product Offerings

      We have an exclusive distribution relationship with EVS International. Ltd. ("EVS"), a U.K. Company, to distribute EVS's line of solder recovery systems and spares parts. The territory for this distribution relationship is the United States and Canada. EVS manufacturers the EVS6000 and the EVS3000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with Sono-Tek's existing customer base for spray fluxer sales. Sales of EVS products were approximately 6% of our total revenues for the current fiscal year ended February 28, 2006. We plan to continue the distribution of EVS's products.

      We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately 9.4% and 8.9% of our total revenues for Fiscal Years 2006 and 2005, respectively, on new engineering and product development.

Manufacturing

We purchase circuit board assemblies and sheet metal components from outside suppliers. These materials are available from a wide range of suppliers throughout the world. All raw materials used in our products are readily available from many different domestic suppliers. We provide a limited warranty on all of our products covering parts and labor for a period of one year from the date of sale. We have a business and quality control system that meets the qualifications of ISO 9001/2000. We were ISO 9001 registered in September 1998 and we have been recertified annually since then.

Patents and Licenses

Our business is based in part on the technology covered by our United States patents. We have an unexpired patent on our ultrasonic nozzle designs which will expire in December 2007. We have recently applied for a patent covering a new design for our entire line of nozzle systems. In addition, we rely on unpatented know-how in the production of our nozzle systems. We have executed non-disclosure, non-compete agreements with all of our employees to safeguard our intellectual property. We execute reciprocal non-disclosure agreements with our key customers to safeguard any jointly developed know-how. We also have an exclusive license from Cornell University for a patented vacuum deposition system using our ultrasonic nozzles.

Marketing and Distribution

Our products are marketed and distributed through independent sales representatives or sales representative companies, OEMs and through an in-house direct sales force. Many of our sales leads are generated from our Internet web site and from attendance at major industry trade shows.

Competition

We operate in competitive markets in the electronics industry. We compete against global and regional electronics manufacturers based on price, quality, product features and follow up service. We maintain our competitive position by providing highly effective solutions that meet our customers' requirements and needs. In other markets, there is limited competition based on the uniqueness of the ultrasonic technology in these applications.

Significant Customers

Two customers accounted for 6.4% and 6%, of our sales for Fiscal Year ended February 28, 2006.

Foreign and Export Sales

During Fiscal Years 2006 and 2005, sales to foreign customers accounted for approximately $3,037,000 and $2,393,000, or 44% and 41% respectively, of total revenues.

Employees

As of February 28, 2006, we employed thirty-seven full-time employees and six part-time employees. We believe that relations with our employees are generally good.

Available Information

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on our internet website at http://www.sono-tek.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.


ITEM 2  PROPERTIES

Our offices, product development, manufacturing and assembly facilities are located in Milton, New York. We presently lease a 13,000 square foot building on a month to month basis. Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and
(iv) a receiving and shipping area.

Due to the expiration of our lease on November 30, 2005 and our manufacturing growth, we are presently reviewing our facility requirements. We are considering the construction of a new facility, leasing a larger facility or the purchase of a larger facility. The relationship with our present property owner is good and he is aware of our facility needs.

We also lease a storage building in Milton, New York, consisting of 2,400 square feet. The lease for the storage building expires October 31, 2006.


ITEM 3  LEGAL PROCEEDINGS - None.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II


ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for our Common Stock for the periods indicated.

                                 YEAR ENDED                    YEAR ENDED
                                FEBRUARY 28,                  FEBRUARY 28,
                                    2006                          2005
                               HIGH       LOW               HIGH        LOW
                              ----------------             ------------------
First Quarter                 $2.92      $1.90             $1.65       $0.60
Second Quarter                 2.55       2.07              1.26        0.94
Third Quarter                  2.32       1.27              2.14        1.15
Fourth Quarter                 2.15       1.20              3.00        2.10

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. We believe that, although limited or sporadic quotations exist, there is no established public trading market for our Common Stock.

(b) As of May 1, 2006, there were 294 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that there are between 1,000 and 1,400 total shareholders. The difference between the shareholders of record and the total shareholders, is due to stock being held in street names at our transfer agent.

(c) We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

(d) Recent Sales of Unregistered Securities - On May 3, 2005, we sold 125,000 shares of our common stock at $2.30 per share and issued a warrant to purchase an additional 25,000 shares of common stock at $2.45 per share to an institutional investor in a private placement. On May 9, 2005, a warrant for 50,000 shares was exercised for $1.00 per share. On May 11, 2005 and January 4, 2006, two warrants for a total of 285,714 shares of our common stock were exercised at $1.75 per share by Empire State Development Corporation, Small Business Technology Investment Fund. These securities were offered and sold to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended, in reliance on the exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. The following risks are by no means all inclusive but are designed to highlight what we believe are important factors to consider when evaluating our trends and future results.

-     Our ability to respond to competition in national and global markets.

-     General economic conditions in our markets.

We undertake no obligation to update any forward-looking statement.

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

We have a well established position in the electronics industry with our SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to less material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the level of rework. We experienced a dramatic recovery of this market towards the latter part of Fiscal Year 2004 and throughout Fiscal Year 2005, resulting in increased orders for our equipment.

In the past two years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials.

We have also committed engineering resources to develop a general industrial coating product, the WideTrack coating system, which is finding increasing applications in the glass, food and textile manufacturing industries. The WideTrack is saving customers money by reducing the use of materials and lessening the environmental impact by significantly reducing overspray, which is common with other types of coating systems.

One of the new markets we are participating in is nano-technology. We have been able to enter this market with our SonoDry nozzle spraying system and WideTrack technology.

In conclusion, our sales levels have increased as the result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving operating and net income, reducing debt, and increasing shareholders' equity.

Liquidity and Capital Resources

Working Capital - Our working capital increased $2,032,000 from a working capital of $1,667,000 at February 28, 2005 to $3,699,000 at February 28, 2006.
The increase in working capital was the result of our net income, cash proceeds from the issuance of stock and the exercise of stock options and warrants, the repayment of the outstanding line of credit and an increase in the current deferred tax asset. Our current ratio is 5.33 to 1 at February 28, 2006, as compared to 2.47 to 1 at February 28, 2005.

Accounts Receivable increased $142,000 or 17% from $814,000 at February 28, 2005 to $956,000 at February 28, 2006. The increase in Accounts Receivable is due to the increase in net sales for the fiscal year ended February 28, 2006. A majority of the Accounts Receivable balance is less than 60 days old and has been collected as of May 11, 2006.

Inventory increased $182,000, or 14%, from $1,338,000 at February 28, 2005 to $1,520,000 at February 28, 2006. The increase in Inventory is due to the increase in net sales for the fiscal year ended February 28, 2006.

Stockholders' Equity - Stockholders' equity increased $1,924,000 from $2,306,000 at February 28, 2005 to $4,230,000 at February 28, 2006. The increase in stockholders' equity is the result of net income of $1,043,000, stock option and warrant exercises of $594,000, and stock issuance of $287,000.

Operating Activities - In 2006, our operations provided $880,000 of cash compared to $485,000 in the prior year, an increase of $395,000 or 81%. The increase is primarily due to improved net income over last year which is offset by increases in Accounts Receivable of $142,000 and Inventories of $182,000.

Investing Activities - In 2006, we used $196,000 primarily for the purchase of capital equipment and patent application costs.

Financing Activities - In 2006, the net cash provided by financing activities was $636,000, resulting from: the issuance of stock for $287,000, exercise of stock options and warrants for $594,000; repayment of the outstanding line of credit of $350,000 and the proceeds of notes payable to finance equipment purchases of $116,000.

We currently have a revolving credit line of $500,000 and a $150,000 equipment purchase facility, both of these are with a bank. At February 28, 2006, there were no outstanding borrowings under the line of credit. The revolving credit line is collateralized by all of the assets of the Company and requires a 30 day annual payoff, which took place between April 12, 2005 and May 12, 2005. There have been no borrowing's under the revolving credit line after it was paid off in May 2005.

We had outstanding borrowings of $105,000 under the equipment facility at February 28, 2006. The borrowings have repayment terms which vary from 36 - 60 months and bear interest at rates from 6.2% - 6.6%.

Results of Operations

For the year ended February 28, 2006, our sales increased $1,067,000 or 18% to $6,871,000 as compared to $5,804,000 for the year ended February 28, 2005. The increase was the result of an increase in nozzle-spraying system sales, medical coating systems and the addition of the EVS solder recovery line. Foreign sales levels increased to 44% in 2006 versus 41% in fiscal year 2005.

Our gross profit increased $266,000, to $3,429,000 for the year ended February 28, 2006 from $3,163,000 for the year ended February 28, 2005. Our gross margin percentage decreased to 50% for the year ended February 28, 2006 from 54% for the year ended February 28, 2005. The decrease in gross margin is due to lower sales prices as we expand our business in overseas markets. In our continuing efforts to increase our market share overseas, a reduction in sales prices appeared to be necessary. During the year ended February 28, 2006, we increased our overseas sales by $643,000, an increase of 27% over the year ended February 28, 2005. Our gross margin percentage was also affected by increases in both internal and external operating costs.

Marketing and selling costs increased $96,000 to $1,127,000 for the year ended February 28, 2006 from $1,031,000, for the year ended February 28, 2005. The increase was principally a result of increased labor, commissions and fringe benefit costs. The increase was the direct result of increased sales levels during the current fiscal year.

General and Administrative expense remained flat at $778,000 for the two fiscal years ended February 28, 2006 and February 28, 2005.

Research and product development costs increased $130,000 to $648,000 for the year ended February 28, 2006 as compared to $518,000 for the year ended February 28, 2005. The increase was principally due to an increase in engineering personnel and fringe benefit costs.

Our operating income increased $40,000 to $876,000 for the year ended February 28, 2006 as compared to $836,000 for the year ended February 28, 2005. Net income increased $248,000 to $1,043,000 or $.07 per share on a diluted basis for the year ended February 28, 2006 from $795,000 or $0.07 per share for the year ended February 28, 2005.

Other Income

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company had previously expensed substantially all of the misappropriated funds over the years.

The Company recovered $157,605 during the year ended February 28, 2006; this amount is recorded as other income. The Company is pursuing appropriate remedies to recover the balance of the funds. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

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

Stock-Based Compensation

      SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-- Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue, until March 1, 2006, to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are presented on pages 25 to 44.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

ITEM 8A CONTROLS AND PROCEDURES

(a) We carried out an evaluation, under the supervision and with the participation of the Company's management, including our President & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective as of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

(a) There were no changes in our internal control system over financial reporting in the last fiscal year that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


ITEM 8B OTHER INFORMATION - None.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(a) OF THE EXCHANGE ACT

(a)   Identification of Directors

      Name                      Age     Position with the Company
      ----                      ---     -------------------------

      Harvey L. Berger          67      Chief Technology Officer and Director
      Christopher L. Coccio     65      Chief Executive Officer, President and
                                        a Director
      Edward J. Handler, Esq.   69      Director*
      Donald F. Mowbray         68      Director*
      Samuel Schwartz           86      Chairman and Director
      Philip A. Strasburg, CPA  67      Director*

* Member of the Audit Committee and Compensation Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray, and Messrs. Handler and Schwartz run until the annual meeting to be held in 2006, and the terms of Drs. Berger and Coccio and Mr. Strasburg run until the annual meeting to be held in 2007, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company's Board of Directors has an Audit Committee composed of Edward J. Handler, Donald F. Mowbray and Philip A. Strasburg, CPA, as Chairman of the Audit Committee. The "audit committee financial expert' designated by the Board is Philip A. Strasburg. Mr. Strasburg is not considered an independent Director under the NASDAQ rules as he is a former employee.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Identification of Executive Officers

      Name                        Age     Position with the Company
      ----                        ---     -------------------------

      Stephen J. Bagley, CPA      43      Chief Financial Officer
      Harvey L. Berger            67      Chief Technology Officer and Director
      Christopher L. Coccio       65      Chief Executive Officer, President and
                                          Director
      Vincent F. DeMaio           68      Vice President
      R. Stephen Harshbarger      38      Vice President

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

      Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he has held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY - College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990.

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

DR. CHRISTOPHER L. COCCIO was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001 and has been a Director of the Company since June 1998. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly's Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Mr. Coccio received a B.S.M.E. from Stevens Institute of Technology, an M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering.

VINCENT F. DEMAIO has been Vice President of Manufacturing of the Company since March 2003. He joined the Company in August 1991 as Production Manager and has served as Field Service Manager and Director of Operations. Prior to joining the Company, Mr. DeMaio was an independent real estate developer from 1987 to 1991. From 1956 to 1987, Mr. DeMaio was employed by IBM Corporation in various manufacturing positions, the last being Manufacturing Supervisor over 600 employees.

EDWARD J. HANDLER, III, Esq., is a retired partner from Kenyon & Kenyon, a law firm that provided intellectual property advice to the Company. Mr. Handler became a Director of the Company on October 1, 2004, coincident with his retirement from his law firm. Mr. Handler has 40 years experience in all aspects of intellectual property, including patents, trade secrets, trademarks and copyrights, including litigation and other adversarial proceedings. He is a member of a number of intellectual property Bar Associations and general Bar Associations. Mr. Handler is President and CEO of Storm Bio, Inc., a private Delaware corporation active in the area of therapeutics for acute inflammatory conditions. Mr. Handler is past President of the West Point Society of New York and a past Trustee of the Association of Graduates, U.S. Military Academy. He holds a J.D. degree from the University of Virginia Law School and a B.S. in Engineering Science from the United States Military Academy.

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

SAMUEL SCHWARTZ has been a Director of the Company since August 1987, and was Chairman of the Board from February 1993 to May 1999. In April 2001, he accepted the position as Acting Chairman of the Board. He became Chairman in August 2001. From 1959 to 1992, he was the Chairman and Chief Executive Officer of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.Ch.E. from Rensselaer Polytechnic Institute in 1941 and an M.Ch.E. from New York University in 1948.

PHILIP STRASBURG, CPA, has been a Director since August 2004. He is a retired partner from the firm of Anchin Block and Anchin, LLP and has 40 years of experience in auditing. He served as Audit Committee Chairman from August 2004 until February 2005, when he was elected Treasurer. Mr. Strasburg was reappointed Audit Committee chairman in May 2005 concurrent with his resignation as Treasurer. He was the lead partner on the Sono-Tek account from Fiscal 1994 to Fiscal 1996. Mr. Strasburg is a certified public accountant in New York State. He has a Master of Science in economics from The London School of Economics and Political Science and a Bachelors of Science degree from Lehigh University, where he majored in business administration. He is a member of the Board of Directors of the Westchester Public/Private Partnership for Aging Services.

(b)   Identification of Certain Significant Employees

      Not applicable.

(c)   Family Relationships

      None.

(d)   Involvement in certain legal proceedings

      None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports. Based solely on a review of such filings, during the year ended February 28, 2006, all of the Company's Directors and executive officers and holders of more than ten percent of the Company's stock have made timely filings of such reports except as follows: one report by Harvey Berger relating to one transaction; one report by Vincent DeMaio relating to one transaction and one report by Edward Handler relating to one transaction.

Code of Ethics

The Company has adopted a Code of Ethics for senior executives and financial officers. The Board intends that this Code satisfy the requirements of the Securities and Exchange Commission rules for a Code of Ethics that applies to senior management. A copy of the Company's Code of Ethics is posted on the "information for investors" web page located at www.sono-tek.com/investors/IRcodeofethics.php and is available in print to any shareholder who requests a copy.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2006, 2005 and 2004, for each named officer of the Company. No other executive officer received aggregate remuneration that equaled or exceeded $100,000 for the Fiscal Year ended February 28, 2006.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                Annual Compensation                         Compensation Awards
Name and                        ------------------         All Other       Securities Underlying
Principal Position      Year   Salary ($)   Bonus ($)   Compensation ($)        Options (#)
-----------------------------------------------------------------------------------------------

Christopher L. Coccio   2006    $160,169    $85,000          $2,779                    0
CEO, President and      2005    $153,650    $60,000         $36,039(1)           495,000
    Director            2004    $129,970    $17,500          $1,244                    0

R. Stephen Harshbarger  2006    $137,985    $16,000          $2,316                    0
Vice-President          2005    $152,985    $15,000          $1,598               10,000
                        2004    $105,854     $4,375            $927                    0

(1) Dollar amounts for 2005 for Christopher L. Coccio include a non-cash gain on non-qualified stock option exercise of $31,250, Company contributions under the Company's retirement plan and a partial reimbursement of country club membership fees. All other dollar amounts are for contributions under the Company's retirement plan.

The following table sets forth information regarding option exercises during the Fiscal Year ended February 28, 2006, as well as any unexercised options held as of February 28, 2006 by each named executive who received in excess of $100,000 in salary and bonus.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/ SAR Values

                                                          Number of Securities Underlying      Value of Unexercised
                                                                Unexercised Options            In-the Money Options
                                Shares                         at Fiscal Year End (#)         At Fiscal Year End ($)
                              Acquired on      Value
Name                          Exercise (#)   Realized ($)   Exercisable   Unexercisable     Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Christopher Coccio             0                 0            485,000        10,000           $5,000         $5,000

R. Stephen Harshbarger         0                 0             12,500         5,000           $8,875         $2,500

Compensation of Directors

Until May 2006, each non-employee director was entitled to 20,000 options upon election or re-election to a two year term of service on the board. These options vest at the rate of 10,000 per annum provided that the director continues to serve. All unvested options terminate when a director ceases to serve. Options were issued at the then market price upon issuance of such options.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of May 2, 2006, to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if                                    Amount
   more than 5%) of                                    Beneficially
   Beneficial owner                                       Owned         Percent
--------------------------------------------------------------------------------
Directors and Officers
    *Harvey L. Berger                                     379,418(1)      2.62%
    *Christopher L. Coccio                                961,125(2)      6.44%
    *Edward J. Handler                                    107,508(3)      **
    *R. Stephen Harshbarger                                90,000(4)      **
    *Donald F. Mowbray                                     57,500(5)      **
    *Samuel Schwartz                                    1,565,147(6)     10.79%
    *Philip A. Strasburg                                   30,000(7)      **

All Executive Officers and Directors as a Group         3,277,251(8)     21.77%

Additional 5% owners
    Herbert Spiegel                                       756,931         5.24%
    425 East 58th Street
    New York, NY  10022

    Norwood Venture Corporation                         1,084,672         7.51%
    65 Norwood Avenue
    Montclair, NJ 07043

*  c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
** Less than 1%

(1) Includes 65,500 shares in the name of Dr. Berger's wife and 5,000 options currently exercisable issued under the Company's Stock Incentive Plans.

(2) Includes 3,000 shares owned jointly with Dr. Coccio's father, 2,000 shares in the name of Dr. Coccio's wife and 495,000 options currently exercisable issued under the Company's Stock Incentive Plans.

(3) Includes 61,579 shares owned jointly with Mr. Handler's wife, 35,929 shares in the name of Mr. Handler's wife and 10,000 options currently exercisable issued under the Company's Stock Incentive Plans.

(4) Includes 12,500 options currently exercisable under the Company's Stock Incentive Plans.

(5) Includes 20,000 options currently exercisable issued under the Company's Stock Incentive Plans and 12,500 warrants.

(6) Includes 50,000 options currently exercisable issued under the Company's Stock Incentive Plans.

(7) Includes 10,000 options currently exercisable issued under the Company's Stock Incentive Plans.

(8) The group total includes 603,750 options currently exercisable issued under the Company's Stock Incentive Plans and 12,500 warrants. The group total includes 75,303 shares held by Mr. DeMaio and 11,250 exercisable options held by Mr. Bagley.

Securities Authorized for Issuance Under Equity Compensation Plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                                Number of
                                                                Number of                                 securities remaining
                                                            securities to be          Weighted-           available for future
                                                               issued upon        average exercise        issuance under equity
                                                               exercise of            price of             compensation plans
                                                          outstanding options,  outstanding options,      (excluding securities
                                                           warrants and rights   warrants and rights    reflected in column (a))
                                                                   (a)                   (b)                       (c)
Equity compensation plans approved by security holders:
   1993 Stock Incentive Plan                                     126,500                $ .72                         --
   2003 Stock Incentive Plan                                     809,000                $1.75                    691,000
Equity compensation plans not approved
   by security holders:
      Shares issued to individual for
        services rendered                                          7,035                $0.39                         --
                                                                 -------                                         -------

          Total                                                  942,535                                         691,000
                                                                 =======                                         =======

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

The 2003 Plan supplemented and replaced the 1993 Plan. Under the 2003 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the 2003 plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option.

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

(2) See (a)(1) above.

(3) Exhibits

Ex. No.     Description
-------     -----------

2           Asset Sale Agreement -- Selected Cleaning Systems assets, dated
            February 28, 2005.
3(a)(1)     Certificate of Incorporation of the Company and all amendments thereto.
3(b)(1)     By-laws of the Company as amended.
4(b)        Form of Common Stock Purchase Warrants issued to Urban Development
            Corporation d/b/a Empire State Development, Small Business
            investment Fund, dated October 28, 2004.
4(c)        Form of Common Stock Purchase Warrant issued as part of private placement, dated December 3, 2004.
4(d)(2)     Note and Warrant Purchase Agreement dated September 29, 1999 by and between the Company and Norwood Venture Corp.
4(e)(2)     Note issued by the Company, dated September 29, 1999, in the principal sum of $450,000.
4(f)(2)     Common Stock Purchase Warrant, dated September 29, 1999, issued by the Company to Norwood Venture Corp.
4(g)(2)     General Security Agreement, dated September 29, 1999, issued by the
            Company in favor of Norwood Venture Corp.
4(h)(3)     Amended, Note and Warrant Purchase Agreements dated December 22,
            2000 and April 30, 2001 by and between the Company and Norwood
            Venture Corp.
4(i)(4)     Amended Note and Warrant Purchase Agreement dated October 24, 2001 between the Company and Norwood Venture Corp.
4(j)        Agreement, dated December 9, 2004, between Norwood Venture
            Corporation and Sono-Tek Corporation which extinguishes Put Rights under Note and Warrant Purchase Agreement of September 29, 1999,
            as amended.
10(a)(5)    Lease for the Company's facilities in Milton, NY dated December 1,
            1999.
10(b)(1)    Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(c)(1)    Sono-Tek Corporation 2003 Stock Incentive Plan.
10(d)       Business Flex Line of Credit Note Agreement between Sono-Tek Corp.
            and M&T
            Bank, dated December 21, 2004.
10(e)       Equipment Line Credit Agreement between Sono-Tek Corporation and
            M&T Bank, dated March 24, 2005.
10(f)       General Security Agreement between Sono-Tek Corporation and M&T
            Bank, dated December 21, 2004.
14(7)       Code of Ethics.
21(6)       Subsidiaries of Small Business Issuer.
23.1        Consent of Independent Registered Public Accounting Firm.
31.1        Rule 13a-14/15d - 14(a) Certification.
31.2        Rule 13a-14/15d - 14(a) Certification.
32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the Company's Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.

(2) Incorporated herein by reference to the Company's Form 10-Q Quarterly Report for the quarter ended November 30, 1999.

(3) Incorporated herein by reference to the Company's Form 10-K for the year ended February 28, 2001.

(4) Incorporated herein by reference to the Company's Form 10-QSB quarterly report for the quarter ended November 30, 2001.

(5) Incorporated herein by reference to the Company's Form 10-K for the year ended February 29,2000.

(6) Incorporated herein by reference to the Company's Form 10-KSB for the year ended February 28, 2003.

(7) Incorporated herein by reference to the Company's From 10-KSB for the year ended February 29, 2004.

ITEM 14 DISCLOSURE OF FEES PAID TO PRINCIPAL ACCOUNTANTS

For the Fiscal Years ended February 28, 2006 and February 28, 2005 the Company paid or accrued fees of approximately $38,500 and $32,000 for services rendered by Sherb & Co., LLP and Radin Glass & Co., LLP, respectively, its independent auditors. These fees included audit and review services.

For the Fiscal Years ended February 28, 2006 and February 28, 2005 the Company paid or accrued tax preparation fees of approximately $4,000 and $4,000 for services rendered by Sherb & Co., LLP, its independent auditors.

There were no other fees for services rendered by Sherb & Co., LLP other than for services described above.

                              SONO-TEK CORPORATION

                                   FORM 10-KSB

                                     ITEM 7

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                 FOR THE YEARS ENDED FEBRUARY 28, 2006 and 2005


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

           Consolidated Balance Sheet at February 28, 2006

           Consolidated Statements of Operations
              For the Years Ended February 28, 2006 and February 28, 2005

           Consolidated Statements of Stockholders' Equity
              For the Years Ended February 28, 2006 and February 28, 2005

           Consolidated Statements of Cash Flows
              For the Years Ended February 28, 2006 and February 28, 2005

           Notes to the Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 28, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended February 28, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 28, 2006 and the results of their operation and their cash flows for each of the years then ended February 28, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.



/S/ SHERB & CO., LLP
--------------------
Certified Public Accountants
New York, New York
May 9, 2006

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    February 28,
                                                                       2006
                                                                    -----------
Current Assets
    Cash and cash equivalents                                       $ 1,740,804
    Accounts receivable (less allowance of $18,500)                     955,094
    Inventories                                                       1,520,397
    Prepaid expenses and other current assets                            68,024
    Deferred tax asset                                                  270,000
                                                                    -----------
               Total current assets                                   4,554,319
                                                                    -----------

Equipment, furnishings and leasehold improvements
    (less accumulated depreciation of $788,245)                         257,299
Intangible assets, net                                                   29,922
Other assets                                                              7,171
Deferred tax asset                                                      315,000
                                                                    -----------

TOTAL ASSETS                                                        $ 5,163,711
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                $   330,701
    Accrued expenses                                                    498,504
    Current maturities of long term debt                                 25,415
                                                                    -----------

    Total current liabilities                                           854,620

Long term debt, less current maturities                                  79,114
                                                                    -----------
    Total Liabilities                                                   933,734
                                                                    -----------

Commitments and Contingencies                                                --

Stockholders' Equity
    Common stock, $.01 par value; 25,000,000 shares authorized,
       14,354,416 issued and outstanding                                143,545
    Additional paid-in capital                                        8,247,091
    Stock subscription receivable                                       (15,750)
    Accumulated deficit                                              (4,144,909)
                                                                    -----------
Total stockholders' equity                                            4,229,977
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,163,711
                                                                    ===========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                 -----------------------------
                                                 February 28,     February 28,
                                                     2006             2005
                                                     ----             ----

Net Sales                                        $  6,871,069     $  5,803,586
Cost of Goods Sold                                  3,442,501        2,640,373
                                                 ------------     ------------
               Gross Profit                         3,428,568        3,163,213
                                                 ------------     ------------

Operating Expenses
    Research and product development                  647,681          517,526
    Marketing and selling                           1,126,507        1,031,194
    General and administrative                        778,451          778,820
                                                 ------------     ------------
               Total Operating Expenses             2,552,639        2,327,540
                                                 ------------     ------------

Operating Income                                      875,929          835,673

Interest Expense                                       (6,008)         (93,032)
Interest Income                                        15,611            6,882
Other Income                                          158,038           57,779
                                                 ------------     ------------
Income before Income Taxes                          1,043,570          807,302
Income Tax (Expense)                                     (250)         (12,000)
                                                 ------------     ------------

Net Income                                       $  1,043,320     $    795,302
                                                 ============     ============

Basic Earnings Per Share                         $        .07     $        .07
                                                 ============     ============

Diluted Earnings Per Share                       $        .07     $        .07
                                                 ============     ============

Weighted Average Shares - Basic                    14,156,972       11,708,331
                                                 ============     ============

Weighted Average Shares - Diluted                  14,274,493       12,006,170
                                                 ============     ============


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

                                       Common Stock
                                      Par Value $.01           Additional       Stock                              Total
                                      --------------            Paid-In     Subscription      Accumulated       Stockholders'
                                   Shares         Amount        Capital       Receivable        Deficit            Equity
                                   ------         ------        -------       ----------        -------            ------
Balance - February 29, 2004      10,494,156      $104,942      $6,465,436      $      0       $(5,983,531)      $  586,847
Stock Sold/Issued                   388,168         3,882         575,796       (15,750)               --          563,928
Exercise of warrants              2,272,017        22,720         263,003            --                --          285,723
Exercise of stock options           671,299         6,713          66,998            --                --           73,711
Net Income                               --            --              --            --           795,302          795,302
                                 -----------------------------------------------------------------------------------------
Balance - February 28, 2005      13,825,640       138,257       7,371,233       (15,750)       (5,188,229)       2,305,511
Non-employee stock options            7,562            76           2,475            --                --            2,551
Exercise of warrants                345,714         3,457         564,043            --                --          567,500
Stock Sold/Issued                   125,000         1,250         286,250            --                --          287,500
Exercise of stock options            50,500           505          23,090            --                --           23,595
Net Income                               --            --              --            --         1,043,320        1,043,320
                                 -----------------------------------------------------------------------------------------
Balance - February 28, 2006      14,354,416      $143,545      $8,247,091      $(15,750)      $(4,144,909)      $4,229,977
                                 =========================================================================================


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended
                                                                     ------------------------------
                                                                     February 28,      February 28,
                                                                         2006              2005
                                                                         ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $ 1,043,320       $ 795,302
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                     72,155          53,092
         Provision for doubtful accounts                                      377           3,077
           (Increase) Decrease in:
           Accounts receivable                                           (141,768)         (2,946)
           Inventories                                                   (181,987)       (432,941)
           Prepaid expenses and other current assets                       43,690         (28,114)
         Increase in:
           Accounts payable and accrued expenses                           44,648          97,459
                                                                      -----------       ---------
      Net Cash Provided by Operating Activities                           880,435         484,929
                                                                      -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, furnishings and leasehold improvements         (185,029)       (126,886)
   Patent filing costs                                                    (11,320)           (347)
   Other assets                                                                --            (630)
                                                                      -----------       ---------
      Net Cash Used In Investing Activities                              (196,349)       (127,863)
                                                                      -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                         287,500         563,923
  Proceeds from exercise of warrants and options                          593,646         359,439
  Line of Credit Repayment                                               (350,000)       (312,000)
  Loan Payments/ exchanges                                                (11,112)       (737,372)
  Proceeds from Notes Payable                                             115,641              --
                                                                      -----------       ---------
         Net Cash Provided by (Used in) Financing Activities              635,675        (126,010)
                                                                      -----------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,319,761         231,056

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                       421,043         189,987
                                                                      -----------       ---------
  End of year                                                         $ 1,740,804       $ 421,043
                                                                      ===========       =========


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

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

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $100,000 insurable limits at a given bank. At February 28, 2006, the Company had $1,640,804 over the insurable limit.

Supplemental Cash Flow Disclosure -

                                                           Years Ended
                                                  -----------------------------
                                                  February 28,     February 28,
                                                      2006             2005
                                                      ----             ----

Interest paid                                        $6,008          $93,032
                                                     ======          =======
Income taxes paid                                        --               --

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on managements estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectibility on an individual basis. The bad debt expense recorded for the year ended February 28, 2006 and February 28, 2005 was $3,862 and $13,500 respectively.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $49,780 at February 28, 2006. Annual amortization expense of such intangible assets are expected to be $4,272 per year for the next five years.

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

Earnings (Loss) Per Share - Basic earnings (loss) per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method.

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expenses for the year ended February 28, 2006 and February 28, 2005 was $100,205 and $56,740, respectively.

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

The estimated fair value of options granted during Fiscal Year 2006 was $2.18 per share and the estimated fair value of options granted during Fiscal Year 2005 was $1.64 per share. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the 1993 Plan. Had compensation cost for the Company's stock option plan been determined based on the intrinsic value at the option grant dates for awards in accordance with the accounting provisions of SFAS 123, the Company's net income and basic and diluted earnings per share for the years ended February 28, 2006 and February 28, 2005 would have been changed to the pro forma amounts indicated below:

                                                            Year Ended
                                                    February 28,    February 28,
                                                         2006           2005
                                                         ----           ----
Net income:
      As reported                                    $1,043,320      $  795,302
      Deduct: Total stock based
        employee compensation under
      Intrinsic value based method for
        all awards, net of tax effects                  117,181         746,818
                                                     ----------      ----------
Pro forma net income                                 $  926,139      $   48,484
                                                     ==========      ==========
Basic earnings per share:
      As reported                                    $     0.07      $     0.07
      Pro forma                                      $     0.07      $     0.00
Diluted earnings per share:
      As reported                                    $     0.07      $     0.07
      Pro forma                                      $     0.06      $     0.00

The fair value of options granted under the Company's fixed stock option plans during Fiscal Years 2006 and 2005 were estimated on the dates of grant using the minimum value options-pricing models with the following weighted-average assumptions used: expected volatility of approximately 40% and 109% in Fiscal Years 2006 and 2005, respectively, risk-free interest rate of approximately 4.25% and 3.25% in Fiscal Years 2006 and 2005, and expected lives of option grants of approximately four years.

Recognition of Revenue - Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances.

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company does have cash in excess of the federal insurable limits as noted above. The Company also has two customers, which accounted for 6.4% and 6% of sales, respectively, during the year ended February 28, 2006. One customer accounted for 8% of the outstanding accounts receivables at February 28, 2006.

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

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

NOTE 5: INVENTORIES

Inventories consist of the following:

                                                                    February 28,
                                                                        2006
                                                                    ------------

      Raw Materials                                                 $   584,484
      Work-in-process                                                   709,099
      Consignment                                                        12,222
      Finished Goods                                                    453,361
                                                                    -----------
           Totals                                                     1,759,166
      Less: Allowance                                                  (238,769)
                                                                    -----------
                                                                    $ 1,520,397
                                                                    ===========

NOTE 6: EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

                                                                    February 28,
                                                                        2006
                                                                    ------------

      Laboratory equipment                                          $   210,857
      Machinery and equipment                                           346,873
      Leasehold improvements                                             45,913
      Furniture and fixtures                                            441,901
                                                                    -----------
           Totals                                                     1,045,544
      Less: accumulated depreciation                                   (788,245)
                                                                    -----------
                                                                    $   257,299
                                                                    ===========

Depreciation expense for the years ended February 28, 2006 and February 28, 2005 was $67,682 and $44,590, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                    February 28,
                                                                        2006
                                                                    ------------

      Accrued compensation                                            $321,873
      Accrued marketing expense                                          1,880
      Estimated warranty costs                                          27,075
      Accrued commissions                                               55,893
      Professional fees                                                 18,566
      Customer deposits                                                 68,179
      Other accrued expenses                                             5,038
                                                                      --------
                                                                      $498,504
                                                                      ========

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 7.5% at February 28, 2006. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 28, 2006, the Company had no outstanding borrowings under the revolving line of credit.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

                                                               February 28, 2006
                                                               -----------------

Equipment loan, bank, collateralized by related production
  equipment, payable in monthly installments of principal and
  interest of $832. Interest rate 6.51%. 60 month term.             $ 35,603

Equipment loan, bank, collateralized by related office
  equipment, payable in monthly installments of principal and
  interest of $1,039. Interest rate 6.21%. 36 month term.             29,641

Equipment loan, bank, collateralized by related engineering
  equipment, payable in monthly installments of principal and
  interest of $770. Interest rate 6.54%. 60 month term.               39,285
                                                                    --------
               Total long term debt                                  104,529
               Due within one year                                    25,415
                                                                    --------
               Due after one year                                   $ 79,114
                                                                    ========

Long-term debt is payable as follows:

      Fiscal Year ending February 28,
      -------------------------------
                    2008                                        $27,373
                    2009                                         23,881
                    2010                                         17,853
                    2011                                         10,007

NOTE 10: COMMITMENTS AND CONTINGENCIES

Leases - Total rent expense was approximately $94,595 and $84,677, for the two years ended February 28, 2006 and February 29, 2005, respectively.

The Company presently leases its office and production facilities on a month to month basis.

The Company has $10,800 in future minimum obligations under the lease for its storage facility, which expires November 30, 2006.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

                                       February 28,              February 28,
                                       ------------              ------------
                                     2006         %            2005         %
                                  ---------    ------       ---------    ------

Computed tax at maximum rate      $ 365,000      35.0       $ 311,000      38.5
Franchise taxes due, net of
   federal benefit                   43,000       4.5          54,000       6.7
Temporary Difference -
   Depreciation                     (34,000)     (3.3)             --        --
Utilization or change in
   valuation allowance for
   tax effect of operating
   loss carryforwards              (374,000)    (36.2)       (353,000)    (43.7)
                                  ---------    ------       ---------    ------
Income tax (benefit)              $       0         0       $  12,000       1.5
                                  =========    ======       =========    ======

The net deferred tax asset is comprised of the following:

                                                                    February 28,
                                                                        2006
                                                                    ------------

      Allowance for doubtful accounts                               $     7,000
      Inventory                                                          96,000
      Accrued expenses                                                  139,000
      Depreciation                                                      (72,000)
      Net operating losses and other
         carryforwards                                                  830,000
                                                                    -----------
      Net deferred tax assets before
         valuation allowance                                          1,000,000
      Deferred tax asset valuation allowance                           (415,000)
                                                                    -----------

      Net deferred tax asset                                        $   585,000
                                                                    ===========

The change in the valuation allowance was $384,000 for the year ended February 28, 2006. This represents a $374,000 decrease in the net operating loss valuation allowance offset by a $10,000 increase in the timing difference of accrued expense accruals. A $585,000 tax benefit has been reflected as a tax asset in the financial statements, of which $270,000 is a current asset.

At February 28, 2006, the Company has available net operating loss carryforwards of approximately $2,075,000 for income tax purposes, which expire between fiscal 2006 and fiscal 2022. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2021. The net operating loss and credit carryforwards generated by a subsidiary are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 12: STOCKHOLDERS' EQUITY

Stock Options - The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended ("1993 Plan") and the 2003 Stock Incentive Plan ("2003 Plan"). Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013. The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan. A total of 126,500 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2015. A total of 809,000 options are outstanding under the 2003 Plan. During Fiscal Year 2006 the Company granted options for 25,000 shares exercisable at $2.25 to an officer of the Company, options for 40,000 shares exercisable at prices from $1.06 to $2.43 to directors of the Company and options for 37,500 shares exercisable at prices from $1.42 to $2.95 to employees of the Company. During Fiscal Year 2006, no compensation expense was recognized based on the fair value of any options granted.

During Fiscal Year 2005, the Company granted options for 540,000 shares exercisable at prices from $.95 to $1.75 to officers of the Company, options for 40,000 shares exercisable at $1.06 to directors of the Company, options for 144,000 shares exercisable at prices from $.95 to $2.30 to employees of the Company, and options for 50,000 shares exercisable at prices from $1.06 to $1.95 to consultants to the Company. During Fiscal Year 2005, compensation expense of $ 19,801was recognized based on the fair value of the options granted to two consultants.

Under both the 1993 Plan and the 2003 Plan, options are granted at prices that are at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in both Plans or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminate at a stipulated period of time after an employee's termination of employment.

A summary of the activity of both plans for the years ended February 28, 2006 and February 28, 2005 is as follows:

                                                                              Weighted Average
                                            Stock Options                      Exercise Price
                                    Outstanding       Exercisable       Outstanding      Exercisable
                                    -----------       -----------       -----------      -----------

Balance - February 29, 2004           961,046           890,171             .32               .29
Granted Fiscal Year 2005              774,000                              1.64
Exercised Fiscal Year 2005           (792,484)                             (.26)
Canceled Fiscal Year 2005              (1,500)                             (.30)
                                     --------                             -----
Balance - February 28, 2005           941,062           642,062            1.46              1.47
Granted Fiscal Year 2006              102,500                              2.18
Exercised Fiscal Year 2006            (58,062)                             (.51)
Canceled Fiscal Year 2006             (50,000)                            (1.63)
                                     --------                             -----
Balance - February 28, 2006           935,500           762,425            1.61              1.83
                                     ========           =======           =====              ====

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2006 and February 28, 2005:

                                                           Weighted     Weighted
                                                           Average      Average
                                                           Exercise       Fair
                                                Shares      Price        Value
                                                ------     --------     --------
Year ended February 28, 2006:
  Exercise price exceeds market price                --          --          --
  Exercise price equals market price            102,500    $   2.18      $  .74
  Exercise price is less than market price           --          --          --

The following table summarizes information about stock options outstanding and exercisable at February 28, 2006:

                                           Weighted-
                                            Average      Weighted
                                           Remaining     Average
                               Number       Life in      Exercise      Number
                             Outstanding     Years        Price      Exercisable
                             -----------     -----        -----      -----------
Range of exercise prices:
$.09 to $.50                     61,500       6.6          $.30         61,500
$.51 to $1.00                    89,000       6.3          $.96         54,300
$1.01 to $1.75                  610,000       8.5         $1.64        559,625
$1.76 to $2.30                  132,500       9.2         $2.19         85,875
$2.31 to $3.00                   42,500       9.4         $2.48          1,125

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

In May and August 2004, the Company issued 49,133 shares of common stock for the conversion of indebtedness in the amount of $20,636, issued 7,035 shares of common stock for services valued at $2,814 and sold 25,000 shares of common stock for $23,500.

On October 28, 2004, the Company issued two one year warrants each to purchase 142,857 shares of the Company's common stock at $1.75 per share to a New York State Agency, Empire State Development Corporation, Small Business Technology Investment Fund. These warrants were issued at fair-market value to encourage additional equity investment in the Company.

On December 3, 2004, in conjunction with a private offering of 307,000 shares of the Company's common stock, the Company issued two year warrants to purchase 76,750 shares of the Company's common stock at $1.75 per share to eight accredited investors. In April 2005, 10,000 of these warrants were exercised.

On May 3, 2005, the Company sold 125,000 shares of its common stock at $2.30 per share and issued a warrant to purchase an additional 25,000 shares of common stock at $2.45 per share to an institutional investor in a private placement. On May 9, 2005, a warrant for 50,000 shares was exercised for $1.00 per share. On May 11, 2005 and January 4, 2006, two warrants for a total of 285,714 shares of the Company's common stock were exercised at $1.75 per share by Empire State Development Corporation, Small Business Technology Investment Fund.

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     February 28,   February 28,
                                                        2006           2005
                                                        ----           ----

      Numerator for basic and diluted
        Earnings per share                           $ 1,043,320    $   795,302
                                                     ===========    ===========

      Denominator:
        Denominator for basic earnings per
           share-weighted average shares              14,156,972     11,708,331
      Effects of dilutive securities:
           Warrants                                            0         22,619
           Stock options for employees,
              directors and outside consultants          117,521        275,220
                                                     -----------    -----------
        Denominator for diluted earnings
           per share                                  14,274,493     12,006,170
                                                     ===========    ===========

      Basic Earnings Per Share                       $       .07    $       .07
                                                     ===========    ===========

      Diluted Earnings Per Share                     $       .07    $       .07
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

NOTE 15: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

One customer accounted for 6.4% of the Company's sales for Fiscal Year ended February 28, 2006.

Export sales to customers located outside the United States were approximately as follows:

                                               February 28,         February 28,
                                                  2006                 2005
                                                  ----                 ----

      Western Europe                            $  839,000          $  482,000
      Far East                                   1,021,000             986,000
      Other                                      1,176,000             925,000
                                                ----------          ----------
                                                $3,036,000          $2,393,000
                                                ==========          ==========

During Fiscal Years 2006 and 2005, sales to foreign customers accounted for approximately $3,036,000 and $2,393,000, or 44% and 41% respectively, of total revenues.

NOTE 16: OTHER INCOME

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company has previously expensed substantially all of the misappropriated funds over the years.

The Company recovered $157,605 during the year ended February 28, 2006; this amount is recorded as other income. The Company is pursuing appropriate remedies to recover the balance of the funds. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2006
Sono-Tek Corporation
(Registrant)

By: /s/ Dr. Christopher L. Coccio
    -----------------------------
        Dr. Christopher L. Coccio,
        Chief Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio   May 25, 2006        /s/ Samuel Schwartz          May 25, 2006
----------------------------                       -------------------
Christopher L. Coccio                              Samuel Schwartz
Chief Executive Officer, President and Director    Chairman and Director

/s/ Stephen J. Bagley          May 25, 2006        /s/ Dr. Harvey L Berger      May 25, 2006
---------------------                              ----------------------
Stephen J. Bagley                                  Dr. Harvey L. Berger
Chief Financial Officer                            Chief Technology Officer and Director

/s/ Edward J. Handler, III     May 25, 2006        /s/ Philip A. Strasburg      May 25, 2006
--------------------------                         -----------------------
Edward J. Handler, III                             Philip A. Strasburg
Director                                           Director

                                                   /s/ Dr. Donald F. Mowbray    May 25, 2006
                                                   -------------------------
                                                   Donald F. Mowbray
                                                   Director