Form 10QSB
period 2006-05-31
SONO TEK CORP
filed 2006-07-13
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035

                              SONO-TEK CORPORATION
        (Exact name of small business issuer as specified in its charter)

            New York                                  14-1568099
-------------------------------                   ------------------
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

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding as of
               Class                                        June 16, 2006
               -----                                      ---------------

Common Stock, par value $.01 per share                       14,360,541

                              SONO-TEK CORPORATION

                                      INDEX

Part I - Financial Information                                            Page

Item 1 - Consolidated Financial Statements:                               1 - 3

Consolidated Balance Sheets - May 31, 2006 (Unaudited) and
        February 28, 2006                                                     1

Consolidated Statements of Income - Three Months Ended
        May 31, 2006 and 2005 (Unaudited)                                     2

Consolidated Statements of Cash Flows - Three Months Ended
        May 31, 2006 and 2005 (Unaudited)                                     3

Notes to Consolidated Financial Statements                                4 - 6

Item 2 - Management's Discussion and Analysis or Plan of Operations      7 - 11

Item 3 - Controls and Procedures                                             12

Part II - Other Information                                                  13

Signatures and Certifications                                           14 - 21

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          May 31,              February 28,
                                                                           2006                   2006
Current Assets                                                           Unaudited              Audited
                                                                        -----------            -----------
    Cash and cash equivalents                                           $ 1,769,012            $ 1,740,804
    Accounts receivable (less allowance of $22,150 and
        $18,500 at May 31and February 28, respectively)                   1,051,350                955,094
    Inventories                                                           1,684,971              1,520,397
    Prepaid expenses and other current assets                                75,364                 68,024
    Deferred tax asset                                                      270,000                270,000
                                                                        -----------            -----------
            Total current assets                                          4,850,697              4,554,319
                                                                        -----------            -----------

Equipment, furnishings and leasehold improvements
    (less accumulated depreciation of $797,836
    and $788,245 at May 31and February 28, respectively)                    256,334                257,299
Intangible assets, net                                                       30,770                 29,922
Other assets                                                                  7,171                  7,171
Deferred tax asset                                                          315,000                315,000
                                                                        -----------            -----------

TOTAL ASSETS                                                            $ 5,459,972            $ 5,163,711
                                                                        ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                    $   396,250            $   330,701
    Accrued expenses                                                        584,325                498,504
    Current maturities of long term debt                                     26,091                 25,415
                                                                        -----------            -----------
            Total current liabilities                                     1,006,666                854,620

Long term debt, less current maturities                                      72,071                 79,114
                                                                        -----------            -----------
            Total liabilities                                             1,078,737                933,734
                                                                        -----------            -----------

Commitments and Contingencies                                                    --                     --

Stockholders' Equity
    Common stock, $.01 par value; 25,000,000 shares authorized,
        14,360,541 and 14,354,416 shares issued and outstanding
        at May 31 and February 28, respectively                             143,606                143,545
    Additional paid-in capital                                            8,273,457              8,247,091
    Stock subscription receivable                                           (15,750)               (15,750)
    Accumulated deficit                                                  (4,020,078)            (4,144,909)
                                                                        -----------            -----------
            Total stockholders' equity                                    4,381,235              4,229,977
                                                                        -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 5,459,972            $ 5,163,711
                                                                        ===========            ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three Months Ended May 31,
                                                  -----------------------------
                                                            Unaudited
                                                      2006             2005
                                                  -----------------------------

Net Sales                                         $  1,781,744     $  1,832,364
Cost of Goods Sold                                     953,123          944,278
                                                  ------------     ------------
        Gross Profit                                   828,621          888,086
                                                  ------------     ------------

Operating Expenses
   Research and product development costs              179,510          145,773
   Marketing and selling expenses                      320,488          311,558
   General and administrative costs                    219,186          199,293
                                                  ------------     ------------
        Total Operating Expenses                       719,184          656,624
                                                  ------------     ------------

Operating Income                                       109,437          231,462

Interest Expense                                        (1,294)          (2,761)
Interest Income                                         13,857              947
Other Income                                             2,831               --
                                                  ------------     ------------
                                                        15,394           (1,814)

Income from Operations Before Income Taxes             124,831          229,648

Income Tax Expense                                          --             (250)
                                                  ------------     ------------

Net Income                                        $    124,831     $    229,398
                                                  ============     ============

Basic Earnings Per Share                          $       0.01     $       0.02
                                                  ============     ============

Diluted Earnings Per Share                        $       0.01     $       0.02
                                                  ============     ============

Weighted Average Shares - Basic                     14,358,140       13,952,488
                                                  ============     ============

Weighted Average Shares - Diluted                   14,468,868       14,386,259
                                                  ============     ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended May 31,
                                                                             ----------------------------
                                                                                      Unaudited
                                                                                2006              2005
                                                                             ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $   124,831      $   229,398

   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                            18,838           16,181
         Provision for doubtful accounts                                           3,650            2,819
         Stock based compensation expense                                         23,879               --
         Decrease (Increase) in:
           Accounts receivable                                                   (99,906)        (198,475)
           Inventories                                                          (164,574)         (78,708)
           Prepaid expenses and other current assets                              (7,340)          49,839
         Increases in:
           Accounts payable and accrued expenses                                 151,370          (75,178)
                                                                             -----------      -----------
      Net Cash Provided By (Used In) Operating Activities                         50,748          (54,124)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and furnishings                                         (18,721)         (73,772)
                                                                             -----------      -----------
      Net Cash Used In Investing Activities                                      (18,721)         (73,772)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of credit repayment                                                           --         (350,000)
   Proceeds from exercise of stock options and warrants                            2,548          285,723
   Proceeds from issuance of stock                                                    --          321,727
   Proceeds (Repayments) of notes payable                                         (6,367)          41,206
                                                                             -----------      -----------
      Net Cash (Used In) Provided By Financing Activities                         (3,819)         298,656
                                                                             -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         28,208          170,760

CASH AND CASH EQUIVALENTS
   Beginning of period                                                         1,740,804          421,043
                                                                             -----------      -----------
   End of period                                                             $ 1,769,012      $   591,803
                                                                             ===========      ===========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                             $     1,294      $     2,761
                                                                             ===========      ===========

   Income taxes paid                                                         $        --      $       753
                                                                             ===========      ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Three Months Ended May 31, 2006 and 2005


NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS") which the Company acquired on August 3, 1999, whose operations have been discontinued. There have been no operations of this subsidiary since Fiscal Year Ended February 28, 2002. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short term certificates of deposit with original maturities of 90 days or less.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2006, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

The financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $50,833 and $49,780 at May 31, 2006 and February 28, 2006, respectively.

Reclassifications - Certain reclassifications have been made to the prior period to conform with the presentations of the current period.

NOTE 2: INVENTORIES

Inventories at May 31, 2006 are comprised of:

                 Finished goods                    $   547,689
                 Work in process                       644,945
                 Consignment                             6,746
                 Raw materials and subassemblies       729,571
                                                   -----------
                               Total                 1,928,951
                 Less: Allowance                      (243,980)
                                                   -----------
                 Net inventories                   $ 1,684,971
                                                   ===========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2006 there were 121,500 options outstanding under the 1993 Plan and 807,875 options outstanding under the 2003 plan.

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

NOTE 4: STOCK BASED COMPENSATION

The Company previously accounted for stock-based compensation issued to its employees using the intrinsic value method. Accordingly, compensation cost for stock options issued was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the three months ended May 31, 2005 and the actual net earnings per share are presented below for the three months ended May 31, 2006 in accordance with the Company's adoption of SFAS 123(R) effective March 1, 2006.

For purposes of the following disclosures during the transition period of adoption of SFAS 123(R), the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: expected volatility ranging from 40% to 109%; risk-free interest rate ranging from 4% to 3.25%; and an expected four-year term for options granted. For the quarter ended May 31, 2006, the net income and earnings per share reflect the actual deduction for option expense as compensation. The total option expense for the quarter ended May 31, 2006 was $23,879. Compensation recorded for stock options is a non-cash expense item.

Had the compensation cost for the quarter ended May 31, 2005 been determined based on the fair value at the grant, the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amount for that period indicated below.

                                           Three Months Ended
                                              May 31, 2005
                                              ------------

        Net Income as reported                  $229,398
             Deduct: Total stock based
             employee compensation under
             intrinsic value based method for
             all awards, net of tax effects       53,111
                                                --------
        Pro forma net income (loss)             $176,287
                                                ========

Basic and diluted earnings per share:
        As reported                             $   0.02
        Pro-forma                               $   0.01

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2006 and 2005 are calculated as follows:

                                            May 31, 2006     May 31, 2005
                                            ------------     ------------

Denominator for basic earnings per share     14,358,140       13,952,488

   Dilutive effect of warrants                       --           51,888
   Dilutive effect of stock options             110,728          381,883
                                             ----------       ----------

Denominator for diluted earnings per share   14,468,868       14,386,259
                                             ==========       ==========

NOTE 6: OTHER INCOME

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company had previously expensed substantially all of the misappropriated funds over the years.

The Company recovered $2,831 during the three months ended May 31, 2006 and $157,605 during the year ended February 28, 2006. The Company is pursuing appropriate remedies to recover the balance of the funds. As previously discussed, the Company can offer no assurances that it will be successful in its attempts to collect the balance of the remaining restitution.

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

In the past three years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We also sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials.

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

One of the new markets we are participating in is nanotechnology. We have been able to enter this market with our SonoDry nozzle spraying system and WideTrack technology.

In conclusion, while the current quarter sales are slightly below the previous year, our sales levels have increased over time. The increase in sales is the result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving net income, reducing debt, and increasing stockholders' equity.

Liquidity and Capital Resources

Working Capital - Our working capital increased $145,000 from a working capital of $3,699,000 at February 28, 2006 to $3,844,000 at May 31, 2006. The Company's
current ratio is 4.82 to 1 at May 31, 2006 as compared to 5.33 to 1 at February 28, 2006.

Inventory increased $165,000 from $1,520,000 to $1,685,000 as the result of diversification of the Company's product lines and an increase in finished goods for anticipated future sales.

Stockholders' Equity - Stockholder's Equity increased $151,000 from $4,230,000 at February 28, 2006 to $4,381,000 at May 31, 2006. The increase is the result of net income of $125,000, stock option exercises of $2,500 and an adjustment for stock based compensation expense of $24,000.

Operating Activities - Our operations provided $51,000 of cash for the three months ended May 31, 2006, an increase of $105,000 when compared to the three months ended May 31, 2005.

Investing Activities - We used $19,000 for the purchase of capital equipment during the three months ended May 31, 2006 compared to the use of $74,000 during the three months ended May 31, 2005.

Financing Activities - For the three months ended May 31, 2006, we used $3,800 in financing activities resulting from the repayment of our notes payable $6,400 and the proceeds of stock option exercises of $2,500. For the three months ended May 31, 2005, the net cash provided by financing activities was $298,000 resulting from: the issuance of stock and stock option exercises of $607,000, repayment of the outstanding line of credit of $350,000 and the proceeds of notes payable of $41,000.

Results of Operations

For the three months ended May 31, 2006, our sales decreased $51,000 or 3% to $1,782,000 as compared to $1,832,000 for the three months ended May 31, 2005. During the quarter ended May 31, 2006, sales of both WideTrack and EVS units decreased when compared to the quarter ended May 31, 2005. The decrease in sales of these units was offset by an increase in sales of our Nozzles and Fluxer units.

Our gross profit decreased $59,000 to $829,000 for the three months ended May 31, 2006 from $888,000 for the three months ended May 31, 2005. The gross profit margin was 46.5% of sales for the three months ended May 31, 2006 as compared to 48.5% of sales for the three months ended May 31, 2005. The decrease in gross profit is due to a decrease in sales and an increase in our field service expenses related to travel, customer training and increased payroll costs.

Research and product development costs increased $34,000 to $180,000 for the three months ended May 31, 2005 from $146,000 for the three months ended May 31, 2005. The increase was principally due to an increase in engineering personnel and increased purchases of research and development materials in the current period.

Marketing and selling costs increased $8,000 to $320,000 for the three months ended May 31, 2006 from $312,000 for the three months ended May 31, 2005. The increase was due principally to increased travel expenses.

General and administrative costs increased $20,000 to $219,000 for the three months ended May 31, 2006 from $199,000 for the three months ended May 31, 2005. The increase was principally due to recording the current period stock based compensation expense of $24,000. We are now required to directly expense the effects of stock based compensation expense, a non-cash expense item.

Our net income was $125,000 for the three months ended May 31, 2006 as compared to $229,000 for three months ended May 31, 2005. The decrease is due to a decrease in sales of $51,000, an increase in research and product development costs of $34,000, an increase in marketing and selling costs of $9,000 and the effects of stock based compensation expense of $24,000.

The Company's backlog of firm orders was $ 426,000 at May 31, 2006. All of these orders are deliverable before the end of the Company's current fiscal year, which is February 28, 2007.

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated Company monies, primarily through unauthorized check writing from Company accounts over a period of time. The Company has previously expensed these monies and the net effect on the Company's results for the quarter ended May 31, 2005 is an increase in expenses of approximately $18,000.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see Note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 28, 2006.

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

For public entities that file as small business issuers the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -14(c) and 15d- 14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of May 31, 2006. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after May 31, 2006. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Dated: July 12, 2006


                                          SONO-TEK CORPORATION
                                              (Registrant)


                                      By: /s/ Christopher L. Coccio
                                          -----------------------------
                                          Christopher L. Coccio
                                          Chief Executive Officer and President


                                      By: /s/ Stephen J. Bagley
                                          -----------------------------
                                          Stephen J. Bagley
                                          Chief Financial Officer