Form 10QSB
period 2006-08-31
SONO TEK CORP
filed 2006-10-12
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding as of
            Class                                 October 6, 2006
            -----                                 ---------------

Common Stock, par value $.01 per share             14,360,541

                              SONO-TEK CORPORATION

                                      INDEX

Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                                  1-3

Consolidated Balance Sheets - August 31, 2006 (Unaudited) and
      February 28, 2006                                                        1

Consolidated Statements of Income - Six Months and Three Months Ended
      August 31, 2006 and 2005 (Unaudited)                                    2

Consolidated Statements of Cash Flows - Six Months Ended August 31, 2006
      and 2005 (Unaudited)                                                    3

Notes to Consolidated Financial Statements                                   4-7

Item 2 - Management's Discussion and Analysis or Plan of Operations         8-11

Item 3 - Controls and Procedures                                              12

Part II - Other Information                                                   13

Signatures and Certifications                                              14-20

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  August 31,    February 28,
                                                                    2006           2006
                                                                 Unaudited
                                                                 -----------    -----------

Current Assets:
   Cash and cash equivalents                                     $ 1,917,226    $ 1,740,804
   Accounts receivable (less allowance of $26,200 and
      $18,500 at August 31 and February 28, respectively)          1,002,635        955,094
   Inventories                                                     1,647,926      1,520,397
   Prepaid expenses and other current assets                          45,075         68,024
   Deferred tax asset                                                270,000        270,000
                                                                 -----------    -----------
            Total current assets                                   4,882,862      4,554,319
                                                                 -----------    -----------

Equipment, furnishings and leasehold improvements
   (less accumulated depreciation of $818,403 and
   $788,245 at August 31 and February 28, respectively)              300,185        257,299
Intangible assets, net                                                32,342         29,922
Other assets                                                           7,171          7,171
Deferred tax asset                                                   315,000        315,000
                                                                 -----------    -----------

TOTAL ASSETS                                                     $ 5,537,560    $ 5,163,711
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $   172,657    $   330,701
   Accrued expenses                                                  645,386        498,504
   Current maturities of long term debt                               26,511         25,415
                                                                 -----------    -----------
            Total current liabilities                                844,554        854,620

Long term debt, less current maturities                               65,363         79,114
                                                                 -----------    -----------
            Total liabilities                                        909,917        933,734
                                                                 -----------    -----------

Commitments and Contingencies                                             --             --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      14,360,541 and 14,354,416 shares issued and outstanding
      at August 30 and February 28, respectively                     143,606        143,545
   Additional paid-in capital                                      8,286,029      8,247,091
   Stock Subscription Receivable                                     (15,750)       (15,750)
   Accumulated deficit                                            (3,786,242)    (4,144,909)
                                                                 -----------    -----------
            Total stockholders' equity                             4,627,643      4,229,977
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 5,537,560    $ 5,163,711
                                                                 ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                              Six Months Ended August 31,    Three Months Ended August 31,
                                                      Unaudited                       Unaudited
                                                 2006            2005            2006            2005
                                             ------------    ------------    ------------    ------------

Net Sales                                    $  3,615,682    $  3,412,144    $  1,833,938    $  1,579,779
Cost of Goods Sold                              1,811,978       1,743,107         858,854         798,829
                                             ------------    ------------    ------------    ------------
             Gross Profit                       1,803,704       1,669,037         975,084         780,950
                                             ------------    ------------    ------------    ------------

Operating Expenses
Research and product development costs            377,333         294,894         197,823         149,121
Marketing and selling expenses                    660,336         578,795         339,848         267,237
General and administrative costs                  438,795         412,373         219,610         213,080
                                             ------------    ------------    ------------    ------------
             Total Operating Expenses           1,476,464       1,286,062         757,281         629,438
                                             ------------    ------------    ------------    ------------

Operating Income                                  327,240         382,975         217,803         151,512

Interest Expense                                   (3,308)         (3,430)         (2,014)           (668)
Interest Income                                    28,874           3,880          15,017           2,933
Other Income                                        5,861           3,000           3,030           3,000
                                             ------------    ------------    ------------    ------------

Income from Operations Before Income Taxes        358,667         386,425         233,836         156,777

Income Tax Expense                                      0             250               0               0
                                             ------------    ------------    ------------    ------------

Net Income                                   $    358,667    $    386,175    $    233,836    $    156,777
                                             ============    ============    ============    ============


Basic Earnings Per Share                     $       0.02    $       0.03    $       0.02    $       0.01
                                             ============    ============    ============    ============

Diluted Earnings Per Share                   $       0.02    $       0.03    $       0.02    $       0.01
                                             ============    ============    ============    ============

Weighted Average Shares - Basic                14,359,341      14,066,199      14,360,541      14,179,910
                                             ============    ============    ============    ============

Weighted Average Shares - Diluted              14,461,122      14,397,528      14,460,211      14,449,440
                                             ============    ============    ============    ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Six Months Ended August 31,
                                                                         Unaudited
                                                                      2006         2005
                                                                   ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                      $  358,667    $  386,175

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                   40,175        33,988
       Provision for doubtful accounts                                  7,700         7,319
       Stock based compensation expense                                36,451            --
       Gain on sale of equipment                                       17,723            --
       Decrease (Increase) in:
         Accounts receivable                                          (55,241)      (61,540)
         Inventories                                                 (127,529)      (70,376)
         Prepaid expenses and other current assets                     22,949        82,567
           (Decrease) Increase in:
         Accounts payable and accrued expenses                        (11,162)     (220,597)
                                                                   ----------    ----------
     Net Cash Provided By Operating Activities                        289,733       157,536
                                                                   ----------    ----------


CASH FLOW FROM INVESTING ACTIVITIES:
  Patent Application Costs                                             (4,701)           --
  Purchase of equipment and furnishings                               (98,503)     (104,642)
                                                                   ----------    ----------
       Net Cash (Used In) Investing Activities                       (103,204)     (104,642)
                                                                   ----------    ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Line of Credit Repayment                                                 --      (350,000)
  Proceeds from exercise of stock options and warrants                  2,548       300,598
  Proceeds from issuance of stock                                          --       321,727
  Repayments of notes payable and loans                               (12,655)       (3,027)
  Proceeds from Notes Payable                                              --        42,406
                                                                   ----------    ----------
       Net Cash Provided by (Used In) Financing Activities            (10,107)      311,704
                                                                   ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             176,422       364,598

CASH AND CASH EQUIVALENTS
  Beginning of period                                               1,740,804       421,043
  End of period                                                    $1,917,226    $  785,641
                                                                   ==========    ==========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                                    $    1,712    $    3,430
                                                                   ==========    ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Six Months Ended August 31, 2006 and 2005


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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $52,060 and $49,780 at August 31, 2006 and February 28, 2006, respectively.

Reclassifications - Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2:  INVENTORIES

Inventories at August 31, 2006 are comprised of:

       Finished goods                                           $   537,829
       Work in process                                              536,492
       Consignment                                                    9,605
       Raw materials and subassemblies                              816,981
                                                                -----------
                   Total                                          1,900,907
       Less: Allowance                                             (252,981)
                                                                -----------
       Net inventories                                          $ 1,647,926
                                                                ===========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. During the six months ended August 31, 2006, the Board of Directors approved the issuance of 17,500 options. As of August 31, 2006, there were 121,500 options outstanding under the 1993 Plan and 825,375 options outstanding under the 2003 plan.

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


NOTE 4: STOCK-BASED COMPENSATION

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123, the adoption of SFAS 123 did not significantly impact the Company's financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows.

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: expected volatility ranging from 40% to 109%; risk-free interest rate ranging from 3.25% to 4%; and an expected four-year term for options granted.

For the six months ended August 31, 2006, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended August 31, 2006 was $36,451. The expense for stock-based compensation is a non-cash expense item.

Under the requirements of FAS 123R, the Company is not required to restate prior period earnings, however, the Company is required to supplement its financial statements with additional pro forma disclosures. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant, the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts for the periods indicated below.

                                          Six Months Ended    Three Months Ended
                                           August 31, 2005     August 31, 2005
                                           ---------------     ---------------

Net Income:
As reported                                    $386,175           $156,777
Deduct: Stock based employee
  compensation expense under
  fair value based method for all
  awards, net of tax effects                     19,213              9,241
                                               --------           --------
Pro forma net income                           $366,962           $147,536
                                               ========           ========

Basic and diluted earnings per share:
  As reported                                  $   0.03           $   0.01
  Pro forma                                    $   0.03           $   0.01

NOTE 5:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2006 and 2005 are calculated as follows:

                                               August 31, 2006   August 31, 2005
                                               ---------------   ---------------

Denominator for basic earnings per share          14,359,341       14,066,199

    Dilutive effect of warrants                           --           51,518
    Dilutive effect of stock options                 101,782          279,812
                                                  ----------       ----------

Denominator for diluted earnings per share        14,461,122       14,397,528
                                                  ==========       ==========


NOTE 6: OTHER INCOME

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company had previously expensed substantially all of the misappropriated funds over the years.

The Company recovered $5,661 during the six months ended August 31, 2006 and $157,605 during the year ended February 28, 2006. The Company is pursuing appropriate remedies to recover the balance of the funds. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

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

In conclusion, our sales levels have increased result of an improved economy, product development efforts, and related marketing thrusts which have had the effects of improving net income, reducing debt, and increasing stockholders' equity.

Liquidity and Capital Resources

Working Capital - Our working capital increased $339,000 from a working capital of $3,699,000 at February 28, 2006 to $4,038,000 at August 31, 2006. The
Company's current ratio is 5.78 to 1 at August 31, 2006 as compared to 5.33 to 1 at February 28, 2006.

Inventory increased $128,000 from $1,520,000 to $1,648,000 as the result of diversification of the Company's product lines and an increase in finished goods for anticipated future sales.

Stockholders' Equity - Stockholder's Equity increased $398,000 from $4,230,000 at February 28, 2006 to $4,628,000 at August 31, 2006. The increase is the result of net income of $359,000, stock option exercises of $2,500 and an adjustment for stock based compensation expense of $36,000.

Operating Activities - Our operations provided $290,000 of cash for the six months ended August 31, 2006, an increase of $132,000 when compared to the six months ended August 31, 2005.

Investing Activities - We used $103,000 for the purchase of capital equipment and patent application costs during the six months ended August 31, 2006 compared to the use of $105,000 during the six months ended August 31, 2005.

Financing Activities - For the six months ended August 31, 2006, we used $10,000 in financing activities resulting from the repayment of our notes payable $12,500 and the proceeds of stock option exercises of $2,500. For the six months ended August 31, 2005, the net cash provided by financing activities was $312,000 resulting from: the issuance of stock and stock option exercises of $621,000, repayment of the outstanding line of credit of $350,000 and the proceeds of notes payable of $41,000.

Results of Operations

During the six month period ended August 31, 2006, our sales increased $204,000 or 6% to $3,616,000 as compared to $3,412,000 for the six months ended August 31, 2005. For the three months ended August 31, 2006, our sales increased $254,000 when compared to the three months ended August 31, 2005. During the six month period ended August 31, 2006, sales of our Nozzles and Medi-Coat systems increased. The increase in sales of these units was offset by a decrease in sales of WideTrack units and EVS systems. Sales of our Fluxer units were flat when compared to the six months ended August 31, 2005.

Our gross profit increased $135,000 to $1,804,000 for the six months ended August 31, 2006 from $1,669,000 for the six months ended August 31, 2005. The gross profit margin was 49.89% of sales for the six months ended August 31, 2006 as compared to 48.91% of sales for the six months ended August 31, 2005. Our gross profit increased $194,000 to $975,000 for the three months ended August 31, 2006 from $781,000 for the three months ended August 31, 2005. The gross profit margin was 53.17% of sales for the three months ended August 31, 2006 as compared to 49.43% of sales for the three months ended August 31, 2005. The improvement in gross margin for the current quarter is the result of a large Medicoat sale that occurred during the quarter.

Research and product development costs increased $82,000 to $377,000 for the six months ended August 31, 2006 from $295,000 for the six months ended August 31, 2005 and $49,000 to $198,000 for the three months ended August 31, 2006 from $149,000 for the three months ended August 31, 2005. The increases were principally due to an increase in engineering personnel in the current periods.

Marketing and selling costs increased $82,000 to $660,000 for the six months ended August 31, 2006 from $579,000 for the six months ended August 31, 2005 and $73,000 to $340,000 for the three months ended August 31, 2006 from $267,000 for the three months ended August 31, 2005. The increases were due principally to increased travel expenses, outside commissions and trade show expenses.

General and administrative costs increased $26,000 to $439,000 for the six months ended August 31, 2006 from $412,000 for the six months ended August 31, 2005 and $7,000 to $220,000 for the three months ended August 31, 2006 from $213,000 for the three months ended August 31, 2005. The increase was principally due to recording the current period stock based compensation expense of $36,000. We are now required to directly expense the effects of stock based compensation expense, a non-cash expense item.

Interest income increased $25,000 to $29,000 for the six months ended August 31, 2006 compared to the six months ended August 31, 2005. Our present investment policy is to invest excess cash in short term commercial paper with an S & P rating of at least A1+.

Our net income was $359,000 and $234,000 for the six and the three month periods ended August 31, 2006 as compared to $386,000 and $157,000 for the six and three month periods ended August 31, 2005.

The Company's backlog of firm orders was $300,000 at August 31, 2006. All of these orders are deliverable before the end of the Company's current fiscal year, which is February 28, 2007.


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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of August 31, 2006. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the second fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

      Item 1. Legal Proceedings

              None

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              None

      Item 3. Defaults Upon Senior Securities

              None

      Item 4. Submission of Matters to a Vote of Security Holders

              The following matters were voted upon at the Company's annual meeting of shareholders held on August 17, 2006.

                  1. The election of three (3) directors of the Company to serve until the Company's 2008 annual meeting of shareholders.

                                                    For             Against
                                                    ---             -------
                  Donald F. Mowbray             11,477,490           94,500
                  Samuel Schwartz               11,440,890          131,100
                  Edward J. Handler             11,477,490           94,500

                        There were no broker non-votes.

                        Harvey L. Berger, Christopher L. Coccio and Philip A.
                  Strasburg, who were not standing for re-election, continued to serve as Directors following the annual meeting.

                  2. The ratification of the appointment of Sherb & Co. as the Company's independent auditors for the fiscal year ending February 28, 2007.

                        For 11,331,463; Against 144,797; Abstained 95,730
                        There were no broker non-votes.

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

Dated: October 11, 2006

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