Form 10QSB
period 2006-11-30
SONO TEK CORP
filed 2007-01-12
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: November 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding as of
                  Class                             January 9, 2007
                  -----                             ---------------

Common Stock, par value $.01 per share                14,360,541

                              SONO-TEK CORPORATION


                                      INDEX


Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - November 30, 2006 (Unaudited) and
         February 28, 2006                                                     1

Consolidated Statements of Income - Nine Months and Three Months Ended
         November 30, 2006 and 2005 (Unaudited)                                2

Consolidated Statements of Cash Flows - Nine Months Ended November 30, 2006
            and 2005 (Unaudited)                                               3

Notes to Consolidated Financial Statements                                 4 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operations       8 - 12

Item 3 - Controls and Procedures                                              13

Part II - Other Information                                                   14

Signatures and Certifications                                            15 - 19

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   November 30,    February 28,
                                                                      2006             2006
                                                                    Unaudited
                                                                   ------------    ------------
                                     ASSETS

Current Assets:
     Cash and cash equivalents                                     $  2,147,896    $  1,740,804
     Accounts receivable (less allowance of $23,900 and $18,500
         at November 30 and February 28, respectively)                  869,232         955,094
     Inventories                                                      1,519,429       1,520,397
     Prepaid expenses and other current assets                           68,290          68,024
     Deferred tax asset                                                 270,000         270,000
                                                                   ------------    ------------
                  Total current assets                                4,874,847       4,554,319
                                                                   ------------    ------------

Equipment, furnishings and leasehold improvements
    (less accumulated depreciation of $851,029 and
    $788,245 at November 30 and February 28, respectively)              366,777         257,299
Intangible assets, net                                                   31,502          29,922
Other assets                                                              7,171           7,171
Deferred tax asset                                                      315,000         315,000
                                                                   ------------    ------------

TOTAL ASSETS                                                       $  5,595,297    $  5,163,711
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    148,017    $    330,701
     Accrued expenses                                                   606,557         498,504
     Current maturities of long term debt                                26,938          25,415
                                                                   ------------    ------------
                  Total current liabilities                             781,512         854,620

Long term debt, less current maturities                                  58,492          79,114
                                                                   ------------    ------------
                  Total liabilities                                     840,004         933,734
                                                                   ------------    ------------

Commitments and Contingencies                                                --              --

Stockholders' Equity
     Common stock, $.01 par value; 25,000,000 shares authorized,
        14,360,541 and 14,354,416 shares issued and outstanding
        at November 30 and February 28, respectively                    143,606         143,545
     Additional paid-in capital                                       8,299,536       8,247,091
     Stock subscription receivable                                      (15,750)        (15,750)
     Accumulated deficit                                             (3,672,099)     (4,144,909)
                                                                   ------------    ------------
                  Total stockholders' equity                          4,755,293       4,229,977
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,595,297    $  5,163,711
                                                                   ============    ============


                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                              Nine Months Ended November 30,    Three Months Ended November 30,
                                                        Unaudited                         Unaudited
                                                   2006             2005             2006             2005
                                               ----------------------------      ----------------------------

Net Sales                                      $ 5,239,698      $ 5,082,730      $ 1,624,015      $ 1,670,586
Cost of Goods Sold                               2,624,967        2,596,543          812,990          853,436
                                               -----------      -----------      -----------      -----------
                  Gross Profit                   2,614,731        2,486,187          811,025          817,150
                                               -----------      -----------      -----------      -----------

Operating Expenses
Research and product development costs             596,624          446,512          219,289          151,618
Marketing and selling expenses                     965,940          831,605          305,604          252,810
General and administrative costs                   629,188          600,711          190,393          188,338
                                               -----------      -----------      -----------      -----------
                  Total Operating Expenses       2,191,752        1,878,828          715,286          592,766
                                               -----------      -----------      -----------      -----------

Operating Income                                   422,979          607,359           95,739          224,384

Interest Expense                                    (4,834)          (4,642)          (1,526)          (1,212)
Interest Income                                     49,254            7,811           20,380            3,931
Other Income                                         8,692           56,100            2,831           53,100
                                               -----------      -----------      -----------      -----------

Income from Operations Before Income Taxes         476,091          666,628          117,424          280,203

Income Tax Expense                                   3,281              250            3,281                0
                                               -----------      -----------      -----------      -----------

Net Income                                     $   472,810      $   666,378      $   114,143      $   280,203
                                               ===========      ===========      ===========      ===========


Basic Earnings Per Share                       $      0.03      $      0.05      $      0.01      $      0.02
                                               ===========      ===========      ===========      ===========

Diluted Earnings Per Share                     $      0.03      $      0.05      $      0.01      $      0.02
                                               ===========      ===========      ===========      ===========

Weighted Average Shares - Basic                 14,359,738       14,111,339       14,204,448       14,048,236
                                               ===========      ===========      ===========      ===========

Weighted Average Shares - Diluted               14,456,779       14,417,106       14,298,155       14,163,279
                                               ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended November 30,
                                                                                       Unaudited
                                                                                  2006            2005
                                                                              -----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                $   472,810      $ 666,378

    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                            85,530         52,890
          Provision for doubtful accounts                                           5,800         11,798
          Stock based compensation expense                                         49,958             --
          Gain on sale of equipment                                                17,723             --
          Decrease (Increase) in:
              Accounts receivable                                                  80,462       (249,758)
              Inventories                                                             968        (85,712)
              Prepaid expenses and other current assets                              (266)        74,252
          (Decrease) Increase in:
              Accounts payable and accrued expenses                               (74,631)      (164,772)
                                                                              -----------      ---------
       Net Cash Provided By Operating Activities                                  638,354        305,076
                                                                              -----------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
   Patent Application Costs                                                        (5,021)        (8,525)
   Purchase of equipment and furnishings                                         (209,690)      (126,946)
                                                                              -----------      ---------
          Net Cash (Used In) Investing Activities                                (214,711)      (135,471)
                                                                              -----------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
   Line of Credit Repayment                                                            --       (350,000)
   Proceeds from exercise of stock options and warrants                             2,548        335,395
   Proceeds from issuance of stock                                                     --        287,500
   Repayments of notes payable and loans                                          (19,099)        (6,637)
   Proceeds from Notes Payable                                                         --         76,406
                                                                              -----------      ---------
          Net Cash Provided by (Used In) Financing Activities                     (16,551)       342,664
                                                                              -----------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         407,092        512,269

CASH AND CASH EQUIVALENTS
   Beginning of period                                                          1,740,804        421,043
                                                                              -----------      ---------
   End of period                                                              $ 2,147,896      $ 933,312
                                                                              ===========      =========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                              $     4,552      $   4,642
                                                                              ===========      =========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                  Nine Months Ended November 30, 2006 and 2005


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS") which the Company acquired on August 3, 1999, and whose operations have been discontinued. There have been no operations of this subsidiary since Fiscal Year Ended February 28, 2002. All significant intercompany accounts and transactions are eliminated in consolidation.

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

The financial information reflects all adjustments, consisting of normal and recurring, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $53,220 and $49,780 at November 30, 2006 and February 28, 2006, respectively.

Reclassifications - Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2:  INVENTORIES

Inventories at November 30, 2006 are comprised of:

      Finished goods                                        $280,562
      Work in process                                        645,228
      Consignment                                              9,605
      Raw materials and subassemblies                        799,318
                                                          ----------
                        Total                              1,734,713
      Less: Allowance                                       (215,284)
                                                          ----------
      Net inventories                                     $1,519,429
                                                          ==========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. During the nine months ended November 30, 2006, the Board of Directors approved the issuance of 30,000 options. As of November 30, 2006, there were 119,000 options outstanding under the 1993 Plan and 815,375 options outstanding under the 2003 plan.

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

A summary of the activity of both plans for the nine months ended November 30, 2006 is as follows:

Stock Options Outstanding February 28, 2006                    935,500

Granted                                                         30,000
Expired                                                         25,000
Exercised                                                        6,125
                                                               -------
Stock Options Outstanding November 30, 2006                    934,375
                                                               =======

NOTE 4: STOCK-BASED COMPENSATION

On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. The Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123. The adoption of SFAS 123 did not significantly impact the Company's financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows.

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

For the nine months ended November 30, 2006, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended November 30, 2006 was $49,958. The expense for stock-based compensation is a non-cash expense item.

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

                                          Nine Months Ended   Three Months Ended
                                          November 30, 2005    November 30, 2005
                                          -----------------    -----------------

Net Income:
As reported                                    $666,378             $280,203
Deduct: Stock based employee
compensation expense under
fair value based method for all
awards, net of tax effects                       27,029                7,816
                                               --------             --------
Pro forma net income                           $639,349             $272,387
                                               ========             ========

Basic and diluted earnings per share:
As reported                                    $   0.05             $   0.02
Pro forma                                      $   0.04             $   0.02

NOTE 5:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2006 and 2005 are calculated as follows:

                                                  Nine Months Ended            Three Months Ended
                                                     November 30,                 November 30,
                                                  2006         2005            2006         2005
                                               -----------------------      -----------------------
Denominator for basic earnings per share       14,359,738   14,111,339      14,204,448   14,048,236

Dilutive effect of warrants                            --       41,010              --        1,591
Dilutive effect of stock options                   97,041      264,757          93,707      113,452
                                               ----------   ----------      ----------   ----------

Denominator for diluted earnings per share     14,456,779   14,417,106      14,298,155   14,163,279
                                               ==========   ==========      ==========   ==========

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

The Company recovered $8,492 during the nine months ended November 30, 2006 and $157,605 during the year ended February 28, 2006. The Company is pursuing appropriate remedies to recover the balance of the funds. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

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

We have had a well established position in the domestic electronics assembly industry for many years, based on our SonoFlux spray fluxing equipment, which accounted for a significant portion of our business. Our SonoFlux equipment saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to lower material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the level of rework.

Several years ago, we recognized that the trend in the electronics assembly industry was a move toward offshore production into China and other developing countries. The change in the global structure of this business created the need for Sono-Tek to change as well.

One change that has proven to be successful is our diversification into the medical device market. In the past three years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We also sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials.

Another change that has stimulated an increase in business has been the development of the WideTrack coating system, a broad based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials. The WideTrack is a long term product and market development effort. Thus far, we have made successful inroads with WideTrack systems into the glass, medical textile (bandages) and solar and fuel cell industries. We plan to increase our marketing efforts into the broader textile and food industry markets. This will require a continuation of market and technology development in these areas in the years ahead. Some of these WideTrack applications involve nano-technology based liquids. We believe there is an excellent fit between the thin, precise films required in nano-technology coating applications and our ultrasonic nozzle systems.

In the electronics, medical device and WideTrack coating markets, it has been incumbent upon us to focus our attention and resources on the development of a much greater international presence. We believe we have accomplished this and plan to continue our marketing efforts. Our international sales have risen from approximately 20% of total revenues in Fiscal Year 2003 to over 54% today, and we expect to increase that percentage in the years ahead.

Past history shows the cyclical nature of the electronics business. This cycle, coupled with the increasing trend toward moving electronics production offshore, created a need to diversify. As expected, our US based electronics business has declined this year and is approximately 20% below previous levels, as a result of the trend toward production moving offshore, coupled with a slower economy and the reduced competitiveness of our US based automotive customers. We have been able to offset this reduction in US electronics sales with an increase in our international electronics, medical device and WideTrack coating sales.

The creation of technological innovations and the expansion into new geographical markets requires the investment of both time and capital. These investments are clearly shown in the year over year increase in both R&D and Marketing and Sales expenses, resulting in a reduction in our reported net income. However, the Company is in a good position to make these expenditures based on its strong balance sheet with an excellent cash position and virtually no debt. Although there is no guarantee of success, we expect that over time, these newer markets will be the basis for Sono-Tek's continued growth and will contribute to future profitability. It is management's opinion that this strategy will be a better one than being bound to a shrinking domestic market.

Liquidity and Capital Resources

Working Capital - Our working capital increased $394,000 from a working capital of $3,699,000 at February 28, 2006 to $4,093,000 at November 30, 2006. The
Company's current ratio is 6.24 to 1 at November 30, 2006 as compared to 5.33 to 1 at February 28, 2006.

Stockholders' Equity - Stockholder's Equity increased $525,000 from $4,230,000 at February 28, 2006 to $4,755,000 at November 30, 2006. The increase is the result of net income of $473,000, stock option exercises of $2,500 and an adjustment for stock based compensation expense of $50,000.

Operating Activities - Our operations provided $638,000 of cash for the nine months ended November 30, 2006, an increase of $333,000 when compared to the nine months ended November 30, 2005.

Investing Activities - We used $215,000 for the purchase of capital equipment and patent application costs during the nine months ended November 30, 2006 compared to the use of $135,000 during the nine months ended November 30, 2005.

Financing Activities - For the nine months ended November 30, 2006, we used $16,500 in financing activities resulting from the repayment of notes payable of $19,000 and the proceeds of stock option exercises of $2,500. For the nine months ended November 30, 2005, the net cash provided by financing activities was $343,000 resulting from: the issuance of stock and stock option exercises of $623,000, repayment of the outstanding line of credit of $350,000 and the net proceeds of notes payable of $70,000.


Results of Operations

During the nine month period ended November 30, 2006, our sales increased $157,000 or 3% to $5,240,000 as compared to $5,083,000 for the nine months ended November 30, 2005. For the three months ended November 30, 2006, our sales decreased $47,000 when compared to the three months ended November 30, 2005. During the nine month period ended November 30, 2006, sales of our Nozzles, Medi-Coat systems and Fluxer units increased. The increase in sales of these units was offset by a decrease in sales of WideTrack units and EVS systems.

Our gross profit increased $129,000 to $2,615,000 for the nine months ended November 30, 2006 from $2,486,000 for the nine months ended November 30, 2005. The gross profit margin was 49.9% of sales for the nine months ended November 30, 2006 as compared to 48.91% of sales for the nine months ended November 30, 2005. Our gross profit decreased $6,000 to $811,000 for the three months ended November 30, 2006 from $817,000 for the three months ended November 30, 2005. The gross profit margin was 49.94% of sales for the three months ended November 30, 2006 as compared to 48.91% of sales for the three months ended November 30, 2005.

Research and product development costs increased $150,000 to $597,000 for the nine months ended November 30, 2006 from $447,000 for the nine months ended November 30, 2005 and $67,000 to $219,000 for the three months ended November 30, 2006 from $152,000 for the three months ended November 30, 2005. The increases were due to increased engineering personnel, engineering materials, food industry initiatives and increased depreciation expense.

Marketing and selling costs increased $134,000 to $966,000 for the nine months ended November 30, 2006 from $832,000 for the nine months ended November 30, 2005 and $53,000 to $306,000 for the three months ended November 30, 2006 from $253,000 for the three months ended November 30, 2005. The increases were due principally to increased international travel expenses, international representative commissions and trade show expenses.

General and administrative costs increased $28,000 to $629,000 for the nine months ended November 30, 2006 from $601,000 for the nine months ended November 30, 2005 and $2,000 to $190,000 for the three months ended November 30, 2006 from $188,000 for the three months ended November 30, 2005. The increase was principally due to recording the current period stock based compensation expense of $50,000. We are now required to directly expense the effects of stock based compensation expense, a non-cash expense item.

Interest income increased $41,000 to $49,000 for the nine months ended November 30, 2006 compared to the nine months ended November 30, 2005. Our present investment policy is to invest excess cash in short term commercial paper with an S & P rating of at least A1+.

Our net income was $473,000 and $114,000 for the nine and the three month periods ended November 30, 2006 as compared to $666,000 and $280,000 for the nine and three month periods ended November 30, 2005.

The Company's backlog of firm orders was $253,000 at November 30, 2006. All of these orders are deliverable before the end of the Company's current fiscal year, which is February 28, 2007.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of this and other accounting policies see Note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 28, 2006.

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

Impact of New Accounting Pronouncements

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of November 30, 2006. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the third fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 12, 2007

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