Form 10KSB
period 2007-02-28
SONO TEK CORP
filed 2007-05-23
CIK 806172

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: February 28, 2007

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

      The Issuer had revenues of $6,886,453 for Fiscal Year ended
February 28, 2007.

      As of May 7, 2007, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $13,883,337 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.18.

      The Registrant had 14,360,541 shares of Common Stock outstanding as of May 7, 2007.

                                     PART I

ITEM 1      DESCRIPTION OF BUSINESS

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

      2. SonoFlux 2000FP and SonoFlux XL - spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies.

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

Other Product Offerings

      We have an exclusive distribution relationship with EVS International. Ltd. ("EVS"), a U.K. Company, to distribute EVS's line of solder recovery systems and spares parts. The territory for this distribution relationship is the United States and Canada. EVS manufacturers the EVS6000, EVS3000 and the EVS1000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with Sono-Tek's existing customer base for spray fluxer sales. Sales of EVS products were approximately 4% of our total revenues for the current fiscal year ended February 28, 2007. We plan to continue the distribution of EVS's products.

      We have recently released a new line of Laboratory Ultrasonic Spray Drying Systems - The SonoDry Ultrasonic Spray Dryer. This new spray dryer is available in three sizes, providing the ability to choose the proper size machine for differing requirements. All SonoDry Spray Dryers are supplied with Sono-Tek's unique non-clogging ultrasonic atomizing nozzle incorporated into them. SonoDry systems also have the ability to use a traditional twin fluid air atomizing nozzle system as well. Nozzle requirements can be specified by the customer depending on application needs. The machines can handle both aqueous and solvent based liquids. All systems include software that allows for recipe storage and complete data logging of all system functions. The SonoDry series of spray dryers is of particular importance to product and process developers in the following industries: pharmaceuticals (e.g. for drug actives and intermediates, enzymes and low molecular weight proteins), foods (e.g. for nutriceuticals, herbal extracts and flavors) and specialty chemicals (e.g. for fragrances, cosmetics ingredients and nano-scale particles).

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

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $858,000 and $648,000 for Fiscal Years 2007 and 2006, respectively, on new engineering and product development. The increase reflects our view that future growth will benefit from current research and development expenditures.

Patents and Licenses

Our business is based in part on the technology covered by our United States patents. We have an unexpired patent on our ultrasonic nozzle designs which will expire in December 2007. We have recently applied for a patent covering a new design for our entire line of nozzle systems. We have also applied for a patent for our new air shaping technology in the United States and overseas. In addition, we rely on unpatented know-how in the production of our nozzle systems. We have executed non-disclosure and non-compete agreements with all of our employees to safeguard our intellectual property. We execute reciprocal non-disclosure agreements with our key customers to safeguard any jointly developed know-how. We also have an exclusive license from Cornell University for a patented vacuum deposition system using our ultrasonic nozzles.

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

Significant Customers

Two customers accounted for 5.2% and 3.9%, of our sales for Fiscal Year ended February 28, 2007.

Foreign and Export Sales

During Fiscal Years 2007 and 2006, sales to foreign customers accounted for approximately $3,509,000 and $3,037,000, or 51% and 44% respectively, of total revenues. The increase in foreign sales has resulted from an increased emphasis and related expenditures on international market development.

Employees

As of February 28, 2007, we employed forty-four full-time employees and six part-time employees. We believe that relations with our employees are generally good.

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

ITEM 2      DESCRIPTION OF PROPERTIES

Our offices, product development, manufacturing and assembly facilities are located in an industrial park in Milton, New York. We presently lease a 13,000 square foot building and a 2,400 square foot storage building on a month to month basis. Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.

During the current fiscal year, we added additional office space in an adjacent building located in the Milton industrial park. We are looking at additional sites to accommodate future growth.

We presently maintain a sales and service office in Hong Kong and an equipment demonstration room in Shenzhen, China. The office and demonstration room are located on the premises of one of our product distributors.

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

                             YEAR ENDED                 YEAR ENDED
                            FEBRUARY 28,               FEBRUARY 28,
                               2007                       2006
                          HIGH       LOW            HIGH         LOW
                         ----------------          ------------------
First Quarter            $1.85      $1.40          $2.92        $1.90
Second Quarter            1.68       1.35           2.55         2.07
Third Quarter             1.60       1.25           2.32         1.27
Fourth Quarter            1.30       0.96           2.15         1.20

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

(b) As of May 7, 2007, there were 283 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that there are between 1,000 and 1,400 total shareholders. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

(c) We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

(d) Recent Sales of Unregistered Securities - We issued 7,035 shares of common stock to an attorney for patent application work in lieu of fees for services rendered during the year ended February 28, 2005. On May 3, 2005, we sold 125,000 shares of our common stock at $2.30 per share and issued a warrant to purchase an additional 25,000 shares of common stock at $2.45 per share to an institutional investor in a private placement. On May 9, 2005, a warrant for 50,000 shares was exercised for $1.00 per share. On May 11, 2005 and January 4, 2006, two warrants for a total of 285,714 shares of our common stock were exercised at $1.75 per share by Empire State Development Corporation, Small Business Technology Investment Fund. These securities were offered and sold to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended, in reliance on the exemption from the registration requirements under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D.

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

One change that has proven successful is our diversification into the medical device market. In the past two years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials.

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

In the electronics, medical device and WideTrack coating markets, it has been incumbent upon us to focus our attention and resources on the development of a much greater international presence. We believe we have accomplished this and plan to continue our marketing efforts. Our international sales have risen from approximately 20% of total revenues in Fiscal Year 2003 to over 51% today, and we expect to increase that percentage in the years ahead.

Past history shows the cyclical nature of the electronics business. This cycle, coupled with the increasing trend toward moving electronics production offshore, created a need to diversify. As expected, our US based electronics business has declined this year and is approximately 17% below previous levels, as a result of the trend toward production moving offshore, coupled with a slower economy and the reduced competitiveness of our US based automotive customers. We have been able to offset this reduction in US electronics sales with an increase in our international electronics and medical device sales.

The creation of technological innovations and the expansion into new geographical markets requires the investment of both time and capital. These investments are clearly shown in the year over year increase in both R&D and Marketing and Sales expenses, resulting in a reduction in our reported net income. However, we are able to make these expenditures based on our strong balance sheet with an excellent cash position and virtually no debt. Although there is no guarantee of success, we expect that over time, these newer markets will be the basis for Sono-Tek's continued growth and will contribute to future profitability. It is management's opinion that this strategy will be a better one than being bound to a shrinking domestic market.

Liquidity and Capital Resources

Working Capital - Our working capital increased $533,000 from a working capital of $3,699,000 at February 28, 2006 to $4,232,000 at February 28, 2007. The
increase in working capital is due to the current year net income. Our current ratio is 6.8 to 1 at February 28, 2007, as compared to 5.33 to 1 at February 28, 2006.

Stockholders' Equity - Stockholders' equity increased $621,000 from $4,230,000 at February 28, 2006 to $4,851,000 at February 28, 2007. The increase in stockholders' equity is the result of net income of $544,000, stock option exercises of $2,000, stock issuance of $16,000 and stock based compensation of $59,000.

Operating Activities - In 2007, our operations provided $731,000 of cash compared to $880,000 in the prior year, a decrease of $149,000 or 17%. The decrease is primarily due to a decrease in net income when compared to the prior year. A majority of our cash provided by operating activities is a result of our current year's net income. In 2007, we decreased our inventories by $114,000 and also decreased our accounts payable and accrued expenses by $144,000.

Investing Activities - In 2007, we used $190,000 for the purchase of capital equipment and $5,000 for patent application costs.

Financing Activities - In 2007, our net cash used in financing activities was $7,000, resulting from: the issuance of stock for $16,000, exercise of stock options and warrants for $2,000 and the repayments of notes payable of $26,000.

We currently have a revolving credit line of $500,000 and a $150,000 equipment purchase facility, both of these are with a bank. At February 28, 2007, there were no outstanding borrowings under the line of credit. The revolving credit line is collateralized by all of the assets of the Company and requires a 30 day annual payoff, which took place between April 12, 2005 and May 12, 2005. There have been no borrowing's under the revolving credit line after it was paid off in May 2005.

We had outstanding borrowings of $79,000 under the equipment facility at February 28, 2007. The borrowings have repayment terms which vary from 36 - 60 months and bear interest at rates from 6.2% to 6.6%.

Results of Operations

For the year ended February 28, 2007, our sales increased by $15,000 to $6,886,000 as compared to $6,871,000 for the year ended February 28, 2006. For the year ended February 28, 2007, we continued to see an increase in our sales to customers located in Asian countries and a corresponding decrease in our sales to US based customers. Our sales to customers located in Asian countries increased by $545,000 or 53% for the year ended February 28, 2007. Our sales to US based customers decreased by $457,000 or 12% for the year ended February 28, 2007. The increase in our Asian markets was driven by a demand for our medical device products which was offset by a decrease in our US based electronics sales.

Our gross profit increased $33,000, to $3,462,000 for the year ended February 28, 2007 from $3,429,000 for the year ended February 28, 2006. Our gross margin percentage remained level at 50% for the two years ended February 28, 2007 and 2006.

Marketing and selling costs increased $154,000 to $1,281,000 for the year ended February 28, 2007 from $1,127,000, for the year ended February 28, 2006. The increase is due to increased international travel expenses, international representative commissions and trade show expenses.

General and Administrative expense increased $72,000 to $850,000 for the year ended February 28, 2007 from $778,000, for the year ended February 28, 2006. The increase was principally a result of stock based compensation expense of $59,000 being recorded for the year ended February 28, 2007.

Research and product development costs increased $210,000 to $858,000 for the year ended February 28, 2007 as compared to $648,000 for the year ended February 28, 2006. The increase is due to increased engineering personnel, engineering materials, food industry initiatives and depreciation expense.

Interest income increased $56,000 to $72,000 for the year ended February 28, 2007 as compared to $16,000 for the year ended February 28, 2006. Our present investment policy is to invest excess cash in short term commercial paper with an S & P rating of at least A1+.

Our operating income decreased $402,000 to $474,000 for the year ended February 28, 2007 as compared to $876,000 for the year ended February 28, 2006. Net income decreased $499,000 to $544,000 or $.04 per share on a diluted basis for the year ended February 28, 2007 from $1,043,000 or $0.07 per share for the year ended February 28, 2006. The decrease in operating income is a result of our emphasis on new product research and development and international market expenditures, both of which are being made to create future growth for the Company.

Other Income

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company had previously expensed substantially all of the misappropriated funds over the years.

For the Fiscal years ended February 28, 2007 and February 28, 2006, the Company recovered $11,323 and $157,605, respectively; these amounts are recorded as other income. The Company is pursuing appropriate remedies to recover the balance of the funds, including, receiving regular payments from the former employee. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, please see the notes to the Company's consolidated financial statements.

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

Stock-Based Compensation

Prior to fiscal year 2007, the Company accounted for employee stock options under the fair value provisions of SFAS No. 123. On March 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005, and applies to all outstanding and vested stock-based awards at a company's adoption date. Results from prior periods have not been restated in the Company's historical financial statements.

Impact of New Accounting Pronouncements

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

FIN 48 - Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the reporting entity has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management believes this interpretation will have no impact on the financial statements of the Company once adopted.

ITEM 7      FINANCIAL STATEMENTS

Our financial statements are presented on pages 23 to 41.


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

(b) There were no changes in our internal control system over financial reporting in the last fiscal year that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8B     OTHER INFORMATION - None.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPIANCE WITH 16(a) OF THE EXCHANGE ACT

(a)   Identification of Directors

Name                         Age    Position with the Company
--------------------------------------------------------------------------------

Harvey L. Berger              68    Chief Technology Officer and Director
Christopher L. Coccio         66    Chief Executive Officer, President, Vice
                                    Chairman and a Director
Edward J. Handler, Esq.       70    Director*
Donald F. Mowbray             69    Director*
Samuel Schwartz               87    Chairman and Director
Philip A. Strasburg, CPA      68    Director*

* Member of the Audit Committee and Compensation Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Berger and Coccio and Mr. Strasburg run until the annual meeting to be held in 2007. The terms of Dr. Mowbray, and Messrs. Handler and Schwartz run until the annual meeting to be held in 2008, and in each case until their respective successors are duly elected and qualified.

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

Identification of Executive Officers

Name                          Age   Position with the Company
--------------------------------------------------------------------------------

Stephen J. Bagley, CPA        44    Chief Financial Officer
Harvey L. Berger              68    Chief Technology Officer and Director
Christopher L. Coccio         66    Chief Executive Officer, President,
                                    Vice Chairman and a Director
Vincent F. DeMaio             69    Vice President
R. Stephen Harshbarger        39    Vice President
Joseph Riemer                 58    Vice President

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY - College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990.

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

DR. CHRISTOPHER L. COCCIO was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001, has been a Director of the Company since June 1998, and was appointed Vice-Chairman in August 2006. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly's Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Dr. Coccio received a B.S.M.E. from Stevens Institute of Technology, an M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering.

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

EDWARD J. HANDLER, III, Esq., is a retired partner from Kenyon & Kenyon, a law firm that provided intellectual property advice to the Company. Mr. Handler became a Director of the Company on October 1, 2004, coincident with his retirement from his law firm. Mr. Handler has 40 years experience in all aspects of intellectual property, including patents, trade secrets, trademarks and copyrights, including litigation and other adversarial proceedings. Mr. Handler is President and COO of Storm Bio, Inc., a private Delaware corporation active in the area of therapeutics for acute inflammatory conditions. Mr. Handler is past President of the West Point Society of New York and a past Trustee of the Association of Graduates, U.S. Military Academy. He holds a J.D. degree from the University of Virginia Law School and a B.S. in Engineering Science from the United States Military Academy.

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

Dr. JOSEPH RIEMER joined the Company in January 2007 as Vice President of Engineering. Dr. Riemer holds a Ph.D. in Food Science and Technology from the Massachusetts Institute of Technology (MIT), focusing on food technology, food chemistry, biochemical analysis, and food microbiology. His experience includes 7 years with Pfizer in its Adams Confectionary Division, where he was Director, Global Operations Development. Dr. Riemer has also held leading positions with several food, food ingredients, and personal care products companies. He has served in the capacities of research and development, operations, and general management. Prior to joining the Company, he was a management consultant serving clients in the food, biotech and pharmaceutical industries

SAMUEL SCHWARTZ has been a Director of the Company since August 1987, and was Chairman of the Board from February 1993 to May 1999. In April 2001, he accepted the position as Acting Chairman of the Board. He became Chairman in August 2001. From 1959 to 1992, he was the Chairman and Chief Executive Officer of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.Ch.E. from Rensselaer Polytechnic Institute in 1941 and an M.Ch.E. from New York University in 1948.

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

      None.

(d)   Involvement in certain legal proceedings

      None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports. Based solely on a review of such filings, during the year ended February 28, 2007, all of the Company's Directors and executive officers and holders of more than ten percent of the Company's stock have made timely filings of such reports.

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

ITEM 10     EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2007 and 2006 for each named officer of the Company.

                           Summary Compensation Table
                           --------------------------

                                                                                          All Other
                                             Salary      Bonus     Stock      Option     Compensation
   Name and Principal Position      Year      ($)         ($)      Awards     Awards         ($)         Total ($)
               (a)                   (b)      (c)         (d)       (e)        (f)           (i)            (j)
 -----------------------------------------------------------------------------------------------------------------

Christopher L. Coccio              2007     159,766      47,000      0          0        3,909           210,675
CEO, President,  Director and      2006     160,169      85,000      0          0        2,779           247,948
Vice Chairman

R. Stephen Harshbarger             2007     135,357       9,500      0          0        2,861           147,718
Vice-President                     2006     137,985      16,000      0          0        2,316           156,301

Stephen J. Bagley                  2007     105,000       9,500      0          0        2,280           116,780
Chief Financial Officer            2006      77,000      16,000      0        20,750       656           114,406

All Other Compensation represents Company contributions to the Company's 401K plan.

                          Outstanding Equity Awards At Fiscal Year End
                          --------------------------------------------

                                Number of              Number of
                                Securities             Securities
                                Underlying             Underlying            Option
                           Unexercised Options    Unexercised Options    Exercise Price        Option
        Name                 (#) Exercisable       (#) Unexercisable          ($)         Expiration Date
         (a)                       (b)                    (c)                 (e)               (f)
-----------------------------------------------------------------------------------------------------------

Christopher L. Coccio            20,000                                       0.95             5/19/2014
                                475,000                                       1.75            11/12/2014

R. Stephen Harshbarger            7,500                                       0.60             6/26/2008
                                 10,000                                       0.95             5/19/2014

Stephen J. Bagley (1)            20,000                5,000(1)               2.25              9/9/2015

(1) Mr. Bagley's 5,000 unvested options will be exercisable on Sept. 9, 2007.

Compensation of Directors

Each non-employee director receives $500 for each meeting attended. Committee Chairmen and committee members receive $100 for each committee meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2007, director compensation is as follows:

                           2007 Director Compensation
                           --------------------------

                                                                             Nonqualified
                             Fees                           Non-Equity         Deferred
                          Earned or    Stock              Incentive Plan     Compensation
                           Paid in    Awards     Option    Compensation        Earnings          All Other
          Name             Cash ($)     ($)    Awards ($)       ($)              ($)         Compensation ($)    Total ($)
           (a)               (b)        (c)       (d)           (e)              (f)                (g)             (h)
------------------------------------------------------------------------------------------------------------------------------

Edward J. Handler           2,100        --        --            --               --                 --             2,100

Donald F. Mowbray           2,700        --        --            --               --                 --             2,700

Samuel Schwartz             2,700        --        --            --               --                 --             2,700

Philip Strasburg            2,200        --        --            --               --                 --             2,200

The number of vested and unvested stock options held by non-employee directors as of February 28, 2007 is as follows:

                                        Number of               Number of
    Name                             Vested Options        Unvested Options
----------------------------------------------------------------------------

Edward J. Handler                       20,000                     --
Donald F. Mowbray                       30,000                     --
Samuel Schwartz                         60,000                     --
Philip Strasburg                        20,000                 10,000

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of May 7, 2007, to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

 Name (and address if                                 Amount
   more than 5%) of                               Beneficially
   Beneficial owner                                   Owned           Percent
--------------------------------------------------------------------------------
Directors and Officers
   *Stephen J. Bagley                                20,000(1)           **
   *Harvey L. Berger                                384,418(2)         2.68%
   *Christopher L. Coccio                           971,125(3)         6.54%
   *Edward J. Handler                               117,508(4)           **
   *R. Stephen Harshbarger                           29,000(5)           **
   *Donald F. Mowbray                                55,000(6)           **
   *Samuel Schwartz                               1,575,147(7)        10.92%
   *Philip A. Strasburg                              40,000(8)           **

All Executive Officers and Directors as a Group   3,280,001(9)        21.80%

Additional 5% owners
   Herbert Spiegel                                  756,931            5.27%
   425 East 58th Street
   New York, NY  10022

   Norwood Venture Corporation                    1,084,672            7.55%
   65 Norwood Avenue
   Montclair, NJ 07043

*   c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
**  Less than 1%

(1) Represents 20,000 options currently exercisable under the Company's Stock Incentive Plans.
(2) Includes 289,918 shares owned jointly with Dr. Berger's wife, 65,500 shares in the name of Dr. Berger's wife and 5,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(3) Includes 3,000 shares owned jointly with Dr. Coccio's father, 2,000 shares in the name of Dr. Coccio's wife and 495,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(4) Includes 61,579 shares owned jointly with Mr. Handler's wife, 35,929 shares in the name of Mr. Handler's wife and 20,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(5) Includes 17,500 options currently exercisable under the Company's Stock Incentive Plans.
(6) Includes 30,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(7) Includes 60,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(8) Includes 20,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(9) The group total includes 685,000 options currently exercisable issued under the Company's Stock Incentive Plans. The group total includes 75,303 shares and 12,500 exercisable options held by Mr. DeMaio.

Securities Authorized for Issuance Under Equity Compensation Plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                            Weighted-
                                                  Number of             average exercise
                                               securities to be             price of                 Number of
                                                  issued upon         outstanding options,     securities remaining
                                                  exercise of         warrants and rights      available for future
                                             outstanding options,    (excluding securities     issuance under equity
                                             warrants and rights    reflected in column (a))     compensation plans
                                                      (a)                     (b)                       (c)
Equity compensation plans approved
   by security holders:
   1993 Stock Incentive Plan                        119,000                  $ .67                        --
   2003 Stock Incentive Plan                        830,375                  $1.71                   586,000
                                                    -------                                          -------
          Total                                     949,375                                          586,000
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

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13     EXHIBITS

Ex. No.     Description
-------     -----------

3(a)(1)     Certificate of Incorporation of the Company and all amendments thereto.
3(b)(1)     By-laws of the Company as amended.
10(a)(2)    Lease for the Company's facilities in Milton, NY dated
            December 1, 1999.
10(b)(1)    Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(c)(1)    Sono-Tek Corporation 2003 Stock Incentive Plan.
10(d)(5)    Equipment Line Credit Agreement between Sono-Tek Corporation and
            M&T Bank, dated March 24, 2005.
10(e)(5)    General Security Agreement between Sono-Tek Corporation and M&T
            Bank, dated December 21, 2004.
14(4)       Code of Ethics.
21(3)       Subsidiaries of Small Business Issuer.
23.1        Consent of Independent Registered Public Accounting Firm.
31.1        Rule 13a-14/15d - 14(a) Certification.
31.2        Rule 13a-14/15d - 14(a) Certification.
32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to the Company's Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
(2) Incorporated herein by reference to the Company's Form 10-K for the year ended February 29,2000.
(3) Incorporated herein by reference to the Company's Form 10-KSB for the year ended February 28, 2003. (4) Incorporated herein by reference to the Company's Form 10-KSB for the year ended February 29, 2004.
(5) Incorporated herein by reference to the Company's Form 10-KSB for the year ended February 28, 2005.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the Fiscal Years ended February 28, 2007 and February 28, 2006, the Company paid or accrued fees of approximately $41,000 and $38,500 for services rendered by Sherb & Co., LLP and Radin Glass & Co., LLP, respectively, its independent auditors. These fees included audit and review services.

For the Fiscal Years ended February 28, 2007 and February 28, 2006, the Company paid or accrued tax preparation fees of approximately $4,000 and $4,000 for services rendered by Sherb & Co., LLP, its independent auditors.

There were no other fees for services rendered by Sherb & Co., LLP other than for services described above.

                              SONO-TEK CORPORATION

                                   FORM 10-KSB

                                     ITEM 7

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                 FOR THE YEARS ENDED FEBRUARY 28, 2007 and 2006


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at February 28, 2007

     Consolidated Statements of Operations
        For the Years Ended February 28, 2007 and February 28, 2006

     Consolidated Statements of Stockholders' Equity
        For the Years Ended February 28, 2007 and February 28, 2006

     Consolidated Statements of Cash Flows
        For the Years Ended February 28, 2007 and February 28, 2006

     Notes to the Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 28, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended February 28, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 28, 2007 and the results of their operation and their cash flows for each of the years then ended February 28, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.


/S/ SHERB & CO., LLP
--------------------
Certified Public Accountants
New York, New York
April 27, 2007

                            SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    February 28,
                                                                        2007
                                                                    -----------
Current Assets
   Cash and cash equivalents                                        $ 2,268,976
   Accounts receivable (less allowance of $18,500)                      946,833
   Inventories, net                                                   1,406,231
   Prepaid expenses and other current assets                             69,107
   Deferred tax asset                                                   270,000
                                                                    -----------
            Total current assets                                      4,961,147
                                                                    -----------

Equipment, furnishings and leasehold improvements
   (less accumulated depreciation of $896,773)                          301,360
Intangible assets, net                                                   30,744
Other assets                                                              7,171
Deferred tax asset                                                      411,239
                                                                    -----------

TOTAL ASSETS                                                        $ 5,711,661
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                 $   209,202
   Accrued expenses                                                     476,140
   Current maturities of long term debt                                  27,373
   Deferred tax liability                                                16,239
                                                                    -----------
   Total current liabilities                                            728,954
                                                                    -----------

Long term debt, less current maturities                                  51,506
Deferred tax liability                                                   80,000
                                                                    -----------

   Total Liabilities                                                    860,460
                                                                    -----------

Commitments and Contingencies                                                --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      14,360,541 issued and outstanding                                 143,606
   Additional paid-in capital                                         8,308,301
   Accumulated deficit                                               (3,600,706)
                                                                    -----------
Total stockholders' equity                                            4,851,201
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,711,661
                                                                    ===========

                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                 ------------------------------
                                                 February 28,      February 28,
                                                     2007              2006
                                                 ------------      ------------

Net Sales                                        $  6,886,453      $  6,871,069
Cost of Goods Sold                                  3,424,183         3,442,501
                                                 ------------      ------------
        Gross Profit                                3,462,270         3,428,568
                                                 ------------      ------------

Operating Expenses
   Research and product development                   857,718           647,681
   Marketing and selling                            1,280,553         1,126,507
   General and administrative                         850,238           778,451
                                                 ------------      ------------
        Total Operating Expenses                    2,988,509         2,552,639
                                                 ------------      ------------

Operating Income                                      473,761           875,929

Other Income (Expense):
Interest Expense                                       (6,133)           (6,008)
Interest Income                                        72,313            15,611
Other Income                                           11,523           158,038
                                                 ------------      ------------
Income before Income Taxes                            551,464         1,043,570
Income Tax (Expense)                                   (7,261)             (250)
                                                 ------------      ------------

Net Income                                       $    544,203      $  1,043,320
                                                 ============      ============

Basic Earnings Per Share                         $        .04      $        .07
                                                 ============      ============

Diluted Earnings Per Share                       $        .04      $        .07
                                                 ============      ============

Weighted Average Shares - Basic                    14,359,936        14,156,972
                                                 ============      ============

Weighted Average Shares - Diluted                  14,439,808        14,274,493
                                                 ============      ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

                                     Common Stock
                                    Par Value $.01       Additional       Stock                         Total
                                    --------------         Paid-In    Subscription   Accumulated    Stockholders'
                                  Shares      Amount       Capital     Receivable      Deficit          Equity
                                  ------      ------       -------     ----------      -------          ------

Balance - February 29, 2005     13,825,640   $138,257     $7,371,233    $(15,750)    $(5,188,229)    $2,305,511
Exercise of non-employee
   stock options                     7,562         76          2,475          --              --          2,551
Stock Sold/Issued                  125,000      1,250        286,250          --              --        287,500
Exercise of warrants               345,714      3,457        564,043          --              --        567,500
Exercise of stock options           50,500        505         23,090          --              --         23,595
Net Income                              --         --             --          --       1,043,320      1,043,320
                                --------------------------------------------------------------------------------
Balance - February 28, 2006     14,354,416    143,545     8,247,091      (15,750)     (4,144,909)     4,229,977
Exercise of non-employee
   stock options                     5,000         50            900                                        950
Stock Sold/Issued                                                         15,750                         15,750
Exercise of stock options            1,125         11          1,587                                      1,598
Stock Based Compensation
   Expense                                                    58,723                                     58,723
Net Income                                                                               544,203        544,203
                                --------------------------------------------------------------------------------
Balance - February 28, 2007     14,360,541   $143,606     $8,308,301          --     $(3,600,706)    $4,851,201
                                ================================================================================

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended
                                                                    ----------------------------
                                                                    February 28,    February 28,
                                                                        2007            2006
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                      $    544,203    $  1,043,320
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                  132,401          72,155
          Provision for doubtful accounts                                     --             377
          Stock based compensation expense                                58,723
          Gain on sale of equipment                                       17,723
              (Increase) Decrease in:
                 Accounts receivable                                       8,261        (141,768)
                 Inventories                                             114,166        (181,987)
                 Prepaid expenses and other current assets                (1,083)         43,690
              (Decrease) Increase in:
                 Accounts payable and accrued expenses                  (143,863)         44,648
                                                                    ------------    ------------
              Net Cash Provided by Operating Activities                  730,531         880,435
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment, furnishings and leasehold improvements       (189,615)       (185,029)
    Patent filing costs                                                   (5,392)        (11,320)
                                                                    ------------    ------------
          Net Cash Used In Investing Activities                         (195,007)       (196,349)
                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock                                        15,750         287,500
   Proceeds from exercise of warrants and options                          2,548         593,646
   Line of Credit Repayment                                                   --        (350,000)
   Repayment of long term debt                                           (25,650)        (11,112)
   Proceeds from long term debt                                               --         115,641
                                                                    ------------    ------------
          Net Cash (Used in) Provided by Financing Activities             (7,352)        635,675
                                                                    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                528,172       1,319,761

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                   1,740,804         421,043
                                                                    ------------    ------------
   End of year                                                      $  2,268,976    $  1,740,804
                                                                    ============    ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED FEBRUARY 28, 2007 AND 2006

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

NOTE 2:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation ("SCS"), which the Company acquired on August 3, 1999, and whose operations have been discontinued. There have been no operations of this subsidiary since Fiscal Year Ended February 28, 2002. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $100,000 insurable limits at a given bank. At February 28, 2007, the Company had $2,168,976 over the insurable limit.

Supplemental Cash Flow Disclosure -
                                                          Years Ended
                                                 ------------------------------
                                                 February 28,       February 28,
                                                     2007               2006
                                                    ------             ------
Interest paid                                       $5,923             $6,008
                                                    ======             ======
Income taxes paid                                   $7,261                 --
                                                    ======

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on managements estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectibility on an individual basis. The bad debt expense recorded for the years ended February 28, 2007 and February 28, 2006 was $3,750 and $3,862, respectively.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $54,350 at February 28, 2007. Annual amortization expense of such intangible assets is expected to be $4,272 per year for the next five years.

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

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercised under the Company's stock option plans are included for Diluted EPS calculations under the treasury stock method.

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2007 and February 28, 2006 was $116,274 and $100,205,
respectively.

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

Recognition of Revenue - Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant its customers or independent representatives the ability to return equipment after a sale is complete.

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company does have cash in excess of the federal insurable limits as noted above. The Company also has two customers, which accounted for 5.2% and 3.9% of sales, respectively, during the year ended February 28, 2007. One customer accounted for 10.5% of the outstanding accounts receivables at February 28, 2007.

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

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

FIN 48 - Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the reporting entity has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management believes this interpretation will have no impact on the financial statements of the Company once adopted.

NOTE 3:  SEGMENT INFORMATION

The Company currently operates in one business segment, spraying systems and is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment.

NOTE 4:  STOCK-BASED COMPENSATION

On March 1, 2006, the Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005, and applies to all outstanding and vested stock-based awards at a company's adoption date.

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

                                                    2007              2006
                                              ----------------------------------
Expected life                                      4 years           4 years
Risk free interest rate                         4.35% - 5.07%      4% - 4.25%
Expected volatility                               39% - 78%            40%
Expected dividend yield                              0%                0%

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

For the year ended February 28, 2007, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $58,723 in additional compensation expense during the year ended February 28, 2007. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

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

                                                                   Year Ended
                                                               February 28, 2006
                                                               -----------------

Net Income:
As reported                                                      $  1,043,320
Deduct: Stock based employee compensation
  expense under fair value based method for all
  awards, net of tax effects                                          117,181
                                                                 ------------
Pro forma net income                                             $    926,139
                                                                 ============

Basic earnings per share:
     As reported                                                 $       0.07
     Pro forma                                                   $       0.07
Diluted earnings per share:
     As reported                                                 $       0.07
     Pro Forma                                                   $       0.06


NOTE 5:  INVENTORIES

Inventories consist of the following:

                                                                    February 28,
                                                                        2007
                                                                    -----------
      Raw Materials                                                 $   583,706
      Work-in-process                                                   481,158
      Consignment                                                         9,770
      Finished Goods                                                    535,794
                                                                    -----------
          Totals                                                      1,610,428
      Less: Allowance                                                  (204,197)
                                                                    -----------
                                                                    $ 1,406,231
                                                                    ===========

NOTE 6:  EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

                                                                    February 28,
                                                                        2007
                                                                    -----------

      Laboratory equipment                                          $   261,513
      Machinery and equipment                                           357,702
      Leasehold improvements                                             49,913
      Furniture and fixtures                                            529,005
                                                                    -----------
          Totals                                                      1,198,133
      Less: accumulated depreciation                                   (896,772)
                                                                    -----------
                                                                    $   301,360
                                                                    ===========

Depreciation expense for the years ended February 28, 2007 and February 28, 2006 was $127,831 and $67,682, respectively.

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                    February 28,
                                                                        2007
                                                                    -----------

      Accrued compensation                                          $   271,575
      Accrued marketing expense                                           5,515
      Estimated warranty costs                                           24,900
      Accrued commissions                                                89,352
      Professional fees                                                  31,758
      Customer deposits                                                  40,097
      Other accrued expenses                                             12,943
                                                                    -----------
                                                                    $   476,140
                                                                    ===========

NOTE 8:  REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 8.25% at February 28, 2007. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 28, 2007, the Company had no outstanding borrowings under the revolving line of credit.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

                                                               February 28, 2007
                                                               -----------------

Equipment loan, bank, collateralized by related production
  equipment, payable in monthly installments of principal and
  interest of $832. Interest rate 6.51%. 60 month term.               $27,788

Equipment loan, bank, collateralized by related office
  equipment, payable in monthly installments of principal and
  interest of $1,039. Interest rate 6.21%. 36 month term.              18,725

Equipment loan, bank, collateralized by related engineering
  equipment, payable in monthly installments of principal and
  interest of $770. Interest rate 6.54%. 60 month term.                32,366
                                                                     --------
            Total long term debt                                       78,879
            Due within one year                                        27,373
                                                                     --------
            Due after one year                                        $51,506
                                                                     ========

Long-term debt is payable as follows:

      Fiscal Year ending February 28,
      -------------------------------
                  2009                        $23,881
                  2010                         17,853
                  2011                          9,772


NOTE 10:  COMMITMENTS AND CONTINGENCIES

Leases - Total rent expense was approximately $100,769 and $94,595, for the two years ended February 28, 2007 and February 28, 2006, respectively.

The Company presently leases its office and production facilities on a month-to-month basis.

NOTE 11:  INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

                                           February 28,           February 28,
                                          2006        %          2006        %
                                        ---------   -----     ---------    -----

      Computed tax at maximum rate      $ 193,000    35.0     $ 365,000    35.0
      Franchise taxes due, net of
           federal benefit                 23,000     4.2        43,000     4.5
      Temporary Difference -
           Depreciation                   (27,000)   (4.8)      (34,000)   (3.3)
      Permanent Difference -
           FASB 123R                       23,000     4.2            --      --
      Utilization or change in
           valuation allowance for
           tax effect of operating
           loss carryforwards            (212,000)  (37.3)     (374,000)  (36.2)
                                        ---------   -----     ---------   -----
      Income tax (benefit)              $       0     1.3     $       0       0
                                        =========   =====     =========   =====

The net deferred tax asset is comprised of the following:

                                                                    February 28,
                                                                        2007
                                                                    -----------

      Allowance for doubtful accounts                               $     7,000
      Inventory                                                         118,000
      Accrued expenses                                                  131,000
      Net operating losses and other carryforwards                      505,239
                                                                    -----------
      Net deferred tax assets before valuation allowance                761,239
      Deferred tax asset valuation allowance                            (80,000)
                                                                    -----------

      Net deferred tax asset                                        $   681,239
                                                                    ===========

      Deferred tax liability - Depreciation                         $    96,239
                                                                    ===========

The change in the valuation allowance was $335,000 for the year ended February 28, 2007. This represents a $325,000 decrease in the net operating loss valuation allowance offset by a $10,000 change in other timing differences. A $681,239 tax benefit has been reflected as a tax asset in the financial statements, of which $270,000 is a current asset.

At February 28, 2007, the Company has available net operating loss carryforwards of approximately $1,449,000 for income tax purposes, which expire between fiscal 2006 and fiscal 2022. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2021. The net operating loss and credit carryforwards generated by a subsidiary are subject to limitations under Section 382 and Section 383 of the Internal Revenue Code.

NOTE 12:  STOCKHOLDERS' EQUITY

Stock Options - The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended ("1993 Plan") and the 2003 Stock Incentive Plan ("2003 Plan"). Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013. The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan. A total of 119,000 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2015. A total of 830,375 options are outstanding under the 2003 Plan.

During Fiscal Year 2007, the Company granted options for 45,000 shares exercisable at prices from $1.00 to $1.99 to employees of the Company.

During Fiscal Year 2006, the Company granted options for 25,000 shares exercisable at $2.25 to an officer of the Company, options for 40,000 shares exercisable at prices from $1.06 to $2.43 to directors of the Company and options for 37,500 shares exercisable at prices from $1.42 to $2.95 to employees of the Company. During Fiscal Year 2006, no compensation expense was recognized based on the fair value of any options granted.

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

A summary of the activity of both plans for the years ended February 28, 2007 and February 28, 2006 is as follows:

                                                                        Weighted Average
                                           Stock Options                 Exercise Price
                                   Outstanding    Exercisable      Outstanding    Exercisable
                                   -----------    -----------      -----------    -----------

Balance - February 28, 2005          941,062        642,062           1.46            1.47
Granted Fiscal Year 2006             102,500                          2.18
Exercised Fiscal Year 2006           (58,062)                         (.51)
Canceled Fiscal Year 2006            (50,000)                        (1.63)
                                    --------                        ------
Balance - February 28, 2006          935,500        762,425           1.61            1.83
Granted Fiscal Year 2007              45,000                          1.41
Exercised Fiscal Year 2007            (6,125)                         (.42)
Canceled Fiscal Year 2007            (25,000)                        (1.82)
                                    --------                        ------
Balance - February 28, 2007          949,375        871,500           1.58            1.63
                                     =======        =======         ======            ====

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2007:

                                                          Weighted     Weighted
                                                           Average     Average
                                                          Exercise       Fair
                                                Shares      Price       Value
                                                ------      -----       -----
Year ended February 28, 2007:
  Exercise price exceeds market price               --         --          --
  Exercise price equals market price            45,000     $ 1.41       $ .59
  Exercise price is less than market price          --         --          --

The following table summarizes information about stock options outstanding and exercisable at February 28, 2007:

                                              Weighted-
                                               Average    Weighted
                                              Remaining   Average
                                   Number      Life in    Exercise     Number
                                Outstanding     Years      Price     Exercisable
                                -----------     -----      -----     -----------
Range of exercise prices:
$.09 to $.50                      56,500         5.5        $.29       56,500
$.51 to $1.00                     94,000         5.5        $.84       88,200
$1.01 to $1.75                   632,375         7.6       $1.62      592,875
$1.76 to $2.30                   126,500         8.2       $2.18      108,550
$2.31 to $3.00                    40,000         8.4       $2.48       25,375

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

NOTE 13:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                    February 28,    February 28,
                                                        2007            2006
                                                    -----------     -----------
Numerator for basic and diluted
   Earnings per share                               $   544,203     $ 1,043,320
                                                    ===========     ===========

Denominator:
   Denominator for basic earnings per
      share-weighted average shares                  14,359,936      14,156,972
Effects of dilutive securities:
   Stock options for employees,
      directors and outside consultants                  79,872         117,521
                                                    -----------     -----------
  Denominator for diluted earnings
       per share                                     14,439,808      14,274,493
                                                    ===========     ===========

Basic Earnings Per Share                            $       .04     $       .07
                                                    ===========     ===========

Diluted Earnings  Per Share                         $       .04     $       .07
                                                    ===========     ===========

NOTE 14:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

One customer accounted for 5.2% of the Company's sales for Fiscal Year ended February 28, 2007.

Export sales to customers located outside the United States were approximately as follows:

                                                 February 28,       February 28,
                                                     2007               2006
                                                  ----------         ----------

      Western Europe                              $  886,000         $  839,000
      Far East                                     1,567,000          1,021,000
      Other                                        1,056,000          1,176,000
                                                  ----------         ----------
                                                  $3,509,000         $3,036,000
                                                  ==========         ==========

During Fiscal Years 2007 and 2006, sales to foreign customers accounted for approximately $3,509,000 and $3,036,000, or 51% and 44% respectively, of total revenues.

NOTE 15:  OTHER INCOME

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company has previously expensed substantially all of the misappropriated funds over the years.

For the Fiscal years ended February 28, 2007 and February 28, 2006, the Company recovered $11,323 and $157,605, respectively; these amounts are recorded as other income. The Company is pursuing appropriate remedies to recover the balance of the funds. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2007
Sono-Tek Corporation
(Registrant)

By: /s/ Dr. Christopher L. Coccio
    -----------------------------
    Dr. Christopher L. Coccio,
    Chief Executive Officer and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio              May 23, 2007
-----------------------------
Christopher L. Coccio
Chief Executive Officer,
President and Director

/s/ Stephen J. Bagley                     May 23, 2007
-----------------------------
Stephen J. Bagley
Chief Financial Officer

/s/ Edward J. Handler, III                May 23, 2007
-----------------------------
Edward J. Handler, III
Director

/s/ Samuel Schwartz                       May 23, 2007
-----------------------------
Samuel Schwartz
Chairman and Director

/s/ Dr. Harvey L Berger                   May 23, 2007
-----------------------------
Dr. Harvey L. Berger
Chief Technology Officer
and Director

/s/ Philip A. Strasburg                   May 23, 2007
-----------------------------
Philip A. Strasburg
Director

/s/ Dr. Donald F. Mowbray                 May 23, 2007
-----------------------------
Donald F. Mowbray
Director