Form 10QSB
period 2007-05-31
SONO TEK CORP
filed 2007-06-22
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2007

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

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     Outstanding as of
            Class                                      June 15, 2007
            -----                                      -------------

Common Stock, par value $.01 per share                   14,360,541

                              SONO-TEK CORPORATION


                                      INDEX


Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                                1 - 3

Consolidated Balance Sheets - May 31, 2007 (Unaudited) and
      February 28, 2007                                                        1

Consolidated Statements of Income - Three Months Ended
      May 31, 2007 and 2006 (Unaudited)                                        2

Consolidated Statements of Cash Flows - Three Months Ended May 31, 2007
      and 2006 (Unaudited)                                                     3

Notes to Consolidated Financial Statements                                 4 - 6

Item 2 - Management's Discussion and Analysis or Plan of Operations       7 - 10

Item 3 - Controls and Procedures                                              11

Part II - Other Information                                                   12

Signatures and Certifications                                            13 - 19

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                      May 31,      February 28,
                                                                       2007            2007
                                                                    -----------    -----------
                                                                     Unaudited

                                     ASSETS
Current Assets
   Cash and cash equivalents ....................................   $ 2,301,508    $ 2,268,976
   Accounts receivable (less allowance of $18,500 and
       $18,500 at May 31 and February 28, respectively) .........       687,194        946,833
   Inventories ..................................................     1,553,021      1,406,231
   Prepaid expenses and other current assets ....................       102,659         69,107
   Deferred tax asset ...........................................       270,000        270,000
                                                                    -----------    -----------
            Total current assets ................................     4,914,382      4,961,147
                                                                    -----------    -----------

Equipment, furnishings and leasehold improvements
    (less accumulated depreciation of $928,197 and
    $896,773 at May 31 and February 28, respectively) ...........       298,723        301,360
Intangible assets, net ..........................................        29,709         30,744
Other assets ....................................................         7,171          7,171
Deferred tax asset ..............................................       446,239        411,239
                                                                    -----------    -----------

TOTAL ASSETS ....................................................   $ 5,696,224    $ 5,711,661
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .............................................   $   144,865    $   209,202
   Accrued expenses .............................................       501,290        476,140
   Current maturities of long term debt .........................        27,870         27,373
   Deferred Tax Liability .......................................        16,239         16,239
                                                                    -----------    -----------
   Total current liabilities ....................................       690,264        728,954

Long term debt, less current maturities .........................        44,308         51,506
Deferred Tax Liability ..........................................        80,000         80,000
                                                                    -----------    -----------
            Total liabilities ...................................       814,572        860,460
                                                                    -----------    -----------

Commitments and Contingencies ...................................            --             --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      14,360,541 shares issued and outstanding ..................       143,606        143,606
   Additional paid-in capital ...................................     8,318,838      8,308,301
   Accumulated deficit ..........................................    (3,580,792)    (3,600,706)
                                                                    -----------    -----------
            Total stockholders' equity ..........................     4,881,652      4,851,201
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $ 5,696,224    $ 5,711,661
                                                                    ===========    ===========


                     See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                    Three Months Ended May 31,
                                                      2007             2006
                                                  ------------     ------------

Net Sales ....................................    $  1,232,643     $  1,781,744
Cost of Goods Sold ...........................         629,133          953,123
                                                  ------------     ------------
            Gross Profit .....................         603,510          828,621
                                                  ------------     ------------

Operating Expenses
Research and product development costs .. ....         227,035          179,510
Marketing and selling expenses ...............         234,044          320,488
General and administrative costs .............         182,693          219,186
                                                  ------------     ------------
            Total Operating Expenses .........         643,772          719,184
                                                  ------------     ------------

Operating (Loss) Income ......................         (40,262)         109,437
                                                  ------------     ------------

Interest Expense .............................          (1,235)          (1,294)
Interest Income ..............................          24,767           13,857
Other Income .................................           2,831            2,831
                                                  ------------     ------------
                                                        26,363           15,394
                                                  ------------     ------------

(Loss) Income Before Income Taxes ............         (13,899)         124,831

Income Tax (Benefit) .........................         (33,813)              --
                                                  ------------     ------------

Net Income ...................................    $     19,914     $    124,831
                                                  ============     ============


Basic Earnings Per Share .....................    $       0.00     $       0.01
                                                  ============     ============

Diluted Earnings Per Share ...................    $       0.00     $       0.01
                                                  ============     ============

Weighted Average Shares - Basic ..............      14,360,541       14,358,140
                                                  ============     ============

Weighted Average Shares - Diluted ............      14,436,298       14,468,868
                                                  ============     ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                            Three Months Ended May 31,
                                                                2007           2006
                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ...........................................   $    19,914    $   124,831

   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ...................        32,459         18,838
        Provision for doubtful accounts .................            --          3,650
        Stock based compensation expense ................        10,538         23,879
        Decrease (Increase) in:
          Accounts receivable ...........................       259,639        (99,906)
          Inventories ...................................      (146,790)      (164,574)
          Prepaid expenses and other current assets .....       (33,552)        (7,340)
          Deferred tax asset ............................       (35,000)            --
        Increase (Decrease) in:
          Accounts payable and accrued expenses .........       (39,187)       151,370
                                                            -----------    -----------
      Net Cash Provided By Operating Activities .........        68,021         50,748
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and furnishings .................       (28,788)       (18,721)
                                                            -----------    -----------
      Net Cash Used In Investing Activities .............       (28,788)       (18,721)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants ..            --          2,548
  Repayments of notes payable ...........................        (6,701)        (6,367)
                                                            -----------    -----------
      Net Cash Used In Financing Activities .............        (6,701)        (3,819)
                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............        32,532         28,208

CASH AND CASH EQUIVALENTS
  Beginning of year .....................................     2,268,976      1,740,804
                                                            -----------    -----------
  End of period .........................................   $ 2,301,508    $ 1,769,012
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE:
  Interest paid .........................................   $     1,294    $     1,294
                                                            ===========    ===========

   Income taxes paid ....................................   $     1,187    $        --
                                                            ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Three Months Ended May 31, 2007 and 2006


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

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2007, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $55,384 and $54,350 at May 31, 2007 and February 28, 2007, respectively. Annual amortization expense of such intangible assets is expected to be $4,272 per year for the next five years.

NOTE 2: INVENTORIES

Inventories at May 31, 2007 are comprised of:

            Finished goods                    $  435,728
            Work in process                      565,110
            Consignment                            9,770
            Raw materials and subassemblies      746,611
                                              ----------
                     Total                     1,757,219
            Less: Allowance                     (204,198)
                                              ----------
            Net inventories                   $1,553,021
                                              ==========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2007 there were 119,000 options outstanding under the 1993 Plan and 862,875 options outstanding under the 2003 plan.

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

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

                                               2007              2006
                                          ---------------------------------
Expected life                                 4 years           4 years
Risk free interest rate                    4.35% - 5.07%      4% - 4.25%
Expected volatility                          39% - 78%            40%
Expected dividend yield                         0%                0%

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

For the quarters ended May 31, 2007 and 2006, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $10,538 and $23,879 in additional compensation expense during the quarters ended May 31, 2007 and 2006, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2007 and 2006 are calculated as follows:

                                                    May 31, 2007   May 31, 2006
                                                    ------------   ------------

Denominator for basic earnings per share             14,360,541     14,358,140

    Dilutive effect of stock options                     75,757        110,728
                                                     ----------     ----------

Denominator for diluted earnings per share           14,436,298     14,468,868
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

The Company has recovered approximately 69% of these funds to date. The Company is pursuing appropriate remedies to recover the balance of the funds. As previously discussed, the Company can offer no assurances that it will be successful in its attempts to collect the balance of the remaining restitution.

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

We have also committed engineering resources to the development of the WideTrack coating system, a broad based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials. The WideTrack is a long term product and market development effort. Thus far, we have made successful inroads with WideTrack systems into the glass, medical textile (bandages) and solar and fuel cell industries. We plan to increase our marketing efforts into the broader textile and food industry markets. This will require a continuation of market and technology development in these areas in the years ahead. Some of these WideTrack applications involve nano-technology based liquids. We believe there is an excellent fit between the thin, precise films required in nano-technology coating applications and our ultrasonic nozzle systems.

We are continuing to see a decline in our US based electronics business. It is approximately 50% below previous levels, as a result of the trend toward production moving offshore, coupled with a slower economy, due to reduced housing starts and reduced competitiveness of our US based automotive customers.

In conclusion, our quarterly revenues and net income have been affected by the decline in the electronics market. We are continuing our work on expanding our geographical markets and the creation of technical innovations for our products.

Liquidity and Capital Resources

Working Capital - Our working capital decreased $8,000 from a working capital of $4,232,000 at February 28, 2007 to $4,224,000 at May 31, 2007. The Company's
current ratio is 7.12 to 1 at May 31, 2007 as compared to 6.8 to 1 at February 28, 2007.

Stockholders' Equity - Stockholder's Equity increased $31,000 from $4,851,000 at February 28, 2007 to $4,882,000 at May 31, 2007. The increase is the result of net income of $20,000 and an adjustment for stock based compensation expense of $11,000.

Operating Activities - Our operations provided $68,000 of cash for the three months ended May 31, 2007, an increase of $17,000 when compared to the three months ended May 31, 2006.

Investing Activities - We used $29,000 for the purchase of capital equipment during the three months ended May 31, 2007 compared to the use of $19,000 during the three months ended May 31, 2006.

Financing Activities - For the three months ended May 31, 2007, we used $7,000 in financing activities resulting from the repayment of our notes payable. For the three months ended May 31, 2006, we used $4,000 in financing activities resulting from the repayment of notes payable of $7,000 and the proceeds of stock option exercises of $3,000.

Results of Operations

For the three months ended May 31, 2007, our sales decreased $549,000 or 31% to $1,233,000 as compared to $1,782,000 for the three months ended May 31, 2006. During the quarter ended May 31, 2007, sales of both fluxer units and nozzles decreased when compared to the quarter ended May 31, 2006. The decrease in sales of these units was partially offset by an increase in sales of our stent coating systems and WideTrack units.

Our gross profit decreased $225,000 to $604,000 for the three months ended May 31, 2007 from $829,000 for the three months ended May 31, 2006. The decrease in gross profit is due to a decrease in sales. The gross profit margin was 49% of sales for the three months ended May 31, 2007 as compared to 46.5% of sales for the three months ended May 31, 2006. The improvement in the gross profit margin is due to the mix of products sold and a decrease in manufacturing costs.

Research and product development costs increased $47,000 to $227,000 for the three months ended May 31, 2007 from $180,000 for the three months ended May 31, 2006. The increase was principally due to an increase in engineering personnel and increased purchases of research and development materials in the current period.

Marketing and selling costs decreased $86,000 to $234,000 for the three months ended May 31, 2007 from $320,000 for the three months ended May 31, 2006. The decrease was due to decreased commissions and travel expenses.

General and administrative costs decreased $36,000 to $183,000 for the three months ended May 31, 2007 from $219,000 for the three months ended May 31, 2006. The decrease was due to reduced insurance expense, employee bonuses and a reduction in stock based compensation expense.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to the one described below. For a detailed discussion on the application of this and other accounting policies see Note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 28, 2007.

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

None.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer and President (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of May 31, 2007. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: June 22, 2007

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