Form 10QSB
period 2007-08-31
SONO TEK CORP
filed 2007-10-12
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2007

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding as of
             Class                                          October 2, 2007
             -----                                          ---------------
Common Stock, par value $.01 per share                        14,360,541

                              SONO-TEK CORPORATION

                                      INDEX

Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                              1 - 3

Consolidated Balance Sheets - August 31, 2007 (Unaudited) and
         February 28, 2007                                               1

Consolidated Statements of Income - Six Months and Three Months Ended
         August 31, 2007 and 2006 (Unaudited)                            2

Consolidated Statements of Cash Flows - Six Months Ended
         August 31, 2007 and 2006 (Unaudited)                            3

Notes to Consolidated Financial Statements                               4 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operations      8 - 11

Item 3 - Controls and Procedures                                         12

Part II - Other Information                                              13

Signatures                                                               14

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              August 31,
                                                                                 2007               February 28,
Current Assets:                                                               Unaudited                 2007
                                                                            -------------          -------------
     Cash and cash equivalents                                              $   2,223,514          $   2,268,976
     Accounts receivable (less allowance of $18,500
       at August 31 and February 28)                                              797,276                946,833
     Inventories                                                                1,566,082              1,406,231
     Prepaid expenses and other current assets                                     27,346                 69,107
     Deferred tax asset                                                           270,000                270,000
                                                                            -------------          -------------
                  Total current assets                                          4,884,218              4,961,147
                                                                            -------------          -------------

Equipment, furnishings and leasehold improvements (less
   accumulated depreciation of $962,611 and $896,773 at
   August 31 and February 28, respectively)                                       299,523                301,360
Intangible assets, net                                                             28,675                 30,744
Other assets                                                                        7,171                  7,171
Deferred tax asset                                                                446,239                411,239
                                                                            -------------          -------------

TOTAL ASSETS                                                                $   5,665,826          $   5,711,661
                                                                            =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                       $     225,381          $     209,202
     Accrued expenses                                                             375,774                476,140
     Current maturities of long term debt                                          28,263                 27,373
     Deferred tax liability                                                        16,239                 16,239
                                                                            -------------          -------------
                  Total current liabilities                                       645,657                728,954

Long term debt, less current maturities                                            37,147                 51,506
Deferred tax liability                                                             80,000                 80,000
                                                                            -------------          -------------
                  Total liabilities                                               762,804                860,460
                                                                            -------------          -------------

Commitments and Contingencies                                                          --                     --

Stockholders' Equity
     Common stock, $.01 par value; 25,000,000 shares
       authorized, 14,360,541 shares issued and
       outstanding at August 30 and February 28                                   143,606                143,606
     Additional paid-in capital                                                 8,328,138              8,308,301
     Accumulated deficit                                                       (3,568,722)            (3,600,706)
                                                                            -------------          -------------
                  Total stockholders' equity                                    4,903,022              4,851,201
                                                                            -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   5,665,826          $   5,711,661
                                                                            =============          =============

                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                        Six Months Ended August 31,        Three Months Ended August 31,
                                                      ------------------------------      ------------------------------
                                                           2007              2006              2007              2006
                                                      ------------------------------      ------------------------------

Net Sales                                             $  2,647,166      $  3,615,682      $  1,414,523      $  1,833,938
Cost of Goods Sold                                       1,387,884         1,811,978           758,751           858,854
                                                      ------------      ------------      ------------      ------------
                  Gross Profit                           1,259,282         1,803,704           655,772           975,084
                                                      ------------      ------------      ------------      ------------

Operating Expenses
Research and product development costs                     432,827           377,333           205,792           197,823
Marketing and selling expenses                             494,086           660,336           260,042           339,848
General and administrative costs                           385,311           438,795           202,618           219,610
                                                      ------------      ------------      ------------      ------------
                  Total Operating Expenses               1,312,224         1,476,464           668,452           757,281
                                                      ------------      ------------      ------------      ------------

Operating Income (Loss)                                    (52,942)          327,240           (12,680)          217,803

Interest Expense                                            (2,377)           (3,308)           (1,142)           (2,014)
Interest Income                                             47,829            28,874            23,061            15,017
Other Income                                                 5,661             5,861             2,831             3,030
                                                      ------------      ------------      ------------      ------------

Income (Loss) from Operations Before Income Taxes           (1,829)          358,667            12,070           233,836

Income Tax (Benefit)                                       (33,813)               --                --                --
                                                      ------------      ------------      ------------      ------------

Net Income                                            $     31,984      $    358,667      $     12,070      $    233,836
                                                      ============      ============      ============      ============


Basic Earnings Per Share                              $       0.00      $       0.02      $       0.00      $       0.02
                                                      ============      ============      ============      ============

Diluted Earnings Per Share                            $       0.00      $       0.02      $       0.00      $       0.02
                                                      ============      ============      ============      ============

Weighted Average Shares - Basic                         14,360,541        14,359,341        14,360,541        14,360,541
                                                      ============      ============      ============      ============

Weighted Average Shares - Diluted                       14,445,376        14,461,122        14,444,427        14,460,211
                                                      ============      ============      ============      ============

                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended August 31,
                                                                                --------------------------------
                                                                                            Unaudited
                                                                                     2007                2006
                                                                                --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                  $    31,984          $   358,667

    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                              67,907               40,175
          Provision for doubtful accounts                                                --                7,700
          Stock based compensation expense                                           19,838               36,451
       Gain on sale of equipment                                                         --               17,723
          Decrease (Increase) in:
              Accounts receivable                                                   149,557              (55,241)
              Inventories                                                          (159,851)            (127,529)
              Prepaid expenses and other current assets                              41,761               22,949
              Deferred tax asset                                                    (35,000)                  --
          (Decrease) Increase in:
              Accounts payable and accrued expenses                                 (84,187)             (11,162)
                                                                                -----------          -----------
       Net Cash Provided By Operating Activities                                     32,009              289,733
                                                                                -----------          -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Patent application costs                                                              --               (4,701)
   Purchase of equipment and furnishings                                            (64,002)             (98,503)
                                                                                -----------          -----------
       Net Cash (Used In) Investing Activities                                      (64,002)            (103,204)
                                                                                -----------          -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                                  --                2,548
   Repayments of notes payable and loans                                            (13,469)             (12,655)
                                                                                -----------          -----------
       Net Cash (Used In) Financing Activities                                      (13,469)             (10,107)
                                                                                -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (45,462)             176,422

CASH AND CASH EQUIVALENTS
   Beginning of period                                                            2,268,976            1,740,804
                                                                                -----------          -----------
   End of period                                                                $ 2,223,514          $ 1,917,226
                                                                                ===========          ===========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                                $     2,376          $     1,712
                                                                                ===========          ===========

                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Six Months Ended August 31, 2007 and 2006


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

The financial information reflects all adjustments, normal and recurring, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $56,418 and $54,350 at August 31, 2007 and February 28, 2007, respectively. Annual amortization expense of such intangible assets is expected to be $4,272 per year for the next five years.

NOTE 2: INVENTORIES

Inventories at August 31, 2007 are comprised of:

       Finished goods                                      $  781,016
       Work in process                                        471,255
       Consignment                                              9,770
       Raw materials and subassemblies                        508,239
                                                           ----------
                         Total                              1,770,280
       Less: Allowance                                       (204,198)
                                                           ----------
       Net inventories                                     $1,566,082
                                                           ==========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of August 31, 2007 there were 111,500 options outstanding under the 1993 Plan and 829,875 options outstanding under the 2003 plan.

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

For the six months ended August 31, 2007 and 2006, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $19,838 and $36,451 in additional compensation expense during the six months ended August 31, 2007 and 2006, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2007 and 2006 are calculated as follows:

                                               August 31, 2007   August 31, 2006
                                               ---------------   ---------------

Denominator for basic earnings per share          14,360,541        14,359,341

Dilutive effect of stock options                      84,835           101,781
                                                  ----------        ----------

Denominator for diluted earnings per share        14,445,376        14,461,122
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

The Company has recovered approximately 70% of these funds to date. The Company has a note that is being paid down by the former employee. As previously discussed, the Company can offer no assurances that it will be successful in its attempts to collect the balance of the remaining restitution.

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

We have a well established position in the electronics industry with our SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over more labor intensive methods, such as foam fluxing. Less flux equates to lower material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the amount of rework.

In the past three years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We also sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. With our success in the medical device market, we have demonstrated that we can grow new markets by developing new applications with our technology.

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

We are heavily focused on developing the food industry market. This will require a continuation of market and technology development in this area in the years ahead. We believe there is an excellent fit between the food industry and our spraying and coating technology.

Our new product offering, the SonoDry ultrasonic spray dryer, has shown great potential since its introduction earlier this year. The product is being well received on a global basis and we are in the process of completing several sales of these units. The SonoDry series of spray dryers is of particular importance to product and process developers in the following industries: Pharmaceuticals (e.g. for drug actives and intermediates, enzymes and low molecular weight proteins), Foods (e.g. for nutriceuticals, herbal extracts and flavors) and Specialty Chemicals (e.g. for fragrances, Cosmetics ingredients and nano-scale particles).

During the second quarter, our global electronics business continued in a slower mode when compared to more robust periods. One factor has been the domestic housing market and its impact on electronics purchases. An additional factor is that many domestic corporations have moved their manufacturing facilities offshore. It is approximately 47% below the same period last year. Our quarterly revenues and net income have been affected by a slow electronics market which was partially offset by some of our new market initiatives. We are continuing our work on expanding our geographical markets and the creation of technical innovations for our products.

Liquidity and Capital Resources

Working Capital - Our working capital increased $7,000 from a working capital of $4,232,000 at February 28, 2007 to $4,239,000 at August 31, 2007. The Company's
current ratio is 7.56 to 1 at August 31, 2007 as compared to 6.8 to 1 at February 28, 2007.

Stockholders' Equity - Stockholder's Equity increased $52,000 from $4,851,000 at February 28, 2007 to $4,903,000 at August 31, 2007. The increase is the result of net income of $32,000 and an adjustment for stock based compensation expense of $20,000.

Operating Activities - Our operations provided $32,000 of cash for the six months ended August 31, 2007, a decrease of $258,000 when compared to the six months ended August 31, 2006. The decrease is primarily a result of a decrease in net income for the current period.

Investing Activities - We used $64,000 for the purchase of capital equipment during the six months ended August 31, 2007 compared to the use of $103,000 during the six months ended August 31, 2006.

Financing Activities - For the six months ended August 31, 2007, we used $13,000 in financing activities resulting from the repayment of our notes payable. For the six months ended August 31, 2006, we used $10,000 in financing activities resulting from the repayment of notes payable of $12,500 and the proceeds of stock option exercises of $2,500.

Results of Operations

During the six month period ended August 31, 2007, our sales decreased $969,000 or 27% to $2,647,000 as compared to $3,616,000 for the six months ended August 31, 2006. For the three months ended August 31, 2007, our sales decreased $419,000 to $1,415,000 as compared to $1,834,000 for the three months ended August 31, 2006. During the six month period ended August 31, 2007, we continued to see a decrease in sales of both fluxer units and nozzles when compared to the six month period ended August 31, 2006. The decrease in sales of these units was partially offset by sales of our WideTrack units and EVS Systems used for solder recovery.

Our gross profit decreased $545,000 to $1,259,000 for the six months ended August 31, 2007 from $1,804,000 for the six months ended August 31, 2006. The gross profit margin was 48% of sales for the six months ended August 31, 2007 as compared to 50% of sales for the six months ended August 31, 2006. Our gross profit decreased $319,000 to $656,000 for the three months ended August 31, 2007 as compared to $975,000 for the three months ended August 31, 2006. The gross profit margin was 46% of sales for the three months ended August 31, 2007 as compared to 53% of sales for the three months ended August 31, 2006. The decrease in the gross profit margin is due to the mix of products sold in the current quarter.

Research and product development costs increased $56,000 to $433,000 for the six months ended August 31, 2007 from $377,000 for the six months ended August 31, 2006 and $8,000 to $206,000 for the three months ended August 31, 2007 from $198,000 for the three months ended August 31, 2006. The increases were principally due to an increase in engineering personnel in the current periods. The increases are aimed at the development of new products which will benefit future periods.

Marketing and selling costs decreased $166,000 to $494,000 for the six months ended August 31, 2007 from $660,000 for the six months ended August 31, 2006 and $80,000 to $260,000 for the three months ended August 31, 2007 from $340,000 for the three months ended August 31, 2006. The decrease was due to decreased salaries, commissions and travel expenses.

General and administrative costs decreased $54,000 to $385,000 for the six months ended August 31, 2007 from $439,000 for the six months ended August 31, 2006 and $17,000 to $203,000 for the three months ended August 31, 2007 from $220,000 for the three months ended August 31, 2006. The decrease was due to reduced employee salaries and bonuses, bad debt allowance and a reduction in stock based compensation expense.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 28, 2007.

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

Impact of New Accounting Pronouncements

None.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of August 31, 2007. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings
                    None

         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
                    None

         Item 3.    Defaults Upon Senior Securities
                    None

         Item 4.    Submission of Matters to a Vote of Security Holders

                    The following matters were voted upon at the Company's annual meeting of shareholders held on August 16, 2007.

                        1. The election of two (2) directors of the Company to serve until the Company's 2009 annual meeting of shareholders.

                                                    For             Against
                                                    ---             -------
                        Christopher L. Coccio    10,417,702         281,372
                        Philip Strasburg         10,444,591         254,483

                              There were no broker non-votes.

                              Edward J. Handler, Donald F. Mowbray and Samuel
                        Schwartz, who were not standing for re-election, continued to serve as Directors following the annual meeting.

                        2. The ratification of the appointment of Sherb & Co. as the Company's independent auditors for the fiscal year ending February 29, 2008.

                              For 10,381,620; Against 298,654; Abstained 18,800
                              There were no broker non-votes.

         Item 5.    Other Information
                    None

         Item 6.    Exhibits and Reports
                    (a)   Exhibits

                    10.1 Executive Agreement between Sono-Tek Corporation and
                         Stephen J. Bagley dated September 1, 2007.

                    10.2 Executive Agreement between Sono-Tek Corporation and
                         Christopher L. Coccio dated September 1, 2007.

                    10.3 Executive Agreement between Sono-Tek Corporation and
                         Joseph Riemer dated September 1, 2007.

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

Dated: October 10, 2007

                                      SONO-TEK CORPORATION
                                           (Registrant)


                             By: /s/ Christopher L. Coccio
                                 -------------------------
                                    Christopher L. Coccio
                                   Chief Executive Officer


                             By: /s/ Stephen J. Bagley
                                 -------------------------
                                     Stephen J. Bagley
                                  Chief Financial Officer