Form 10QSB
period 2007-11-30
SONO TEK CORP
filed 2008-01-11
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                          Outstanding as of
                  Class                                    January 8, 2008
                  -----                                    ---------------
Common Stock, par value $.01 per share                       14,360,541

                              SONO-TEK CORPORATION


                                      INDEX


Part I - Financial Information                                              Page

Item 1 - Consolidated Financial Statements:                                  1-3

Consolidated Balance Sheets - November 30, 2007 (Unaudited) and
         February 28, 2007                                                     1

Consolidated Statements of Income - Nine Months and Three Months Ended
         November 30, 2007 and 2006 (Unaudited)                                2

Consolidated Statements of Cash Flows - Nine Months Ended November 30, 2007
            and 2006 (Unaudited)                                               3

Notes to Consolidated Financial Statements                                   4-7

Item 2 - Management's Discussion and Analysis or Plan of Operations         8-13

Item 3 - Controls and Procedures                                              14

Part II - Other Information                                                   15

Signatures and Certifications                                              16-20

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 November 30,      February 28,
                                                                     2007              2007
                                                                  Unaudited
                                                                 -------------    -------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                     $   1,952,627    $   2,268,976
   Accounts receivable (less allowance of $18,500
      at November 30 and February 28, respectively)                    945,806          946,833
   Inventories                                                       1,581,754        1,406,231
   Prepaid expenses and other current assets                            55,114           69,107
   Deferred tax asset                                                  270,000          270,000
                                                                 -------------    -------------
            Total current assets                                     4,805,302        4,961,147
                                                                 -------------    -------------

Equipment, furnishings and leasehold improvements
   (less accumulated depreciation of $1,000,249 and
   $896,773 at November 30 and February 28, respectively)              338,872          301,360
Intangible assets, net                                                  27,641           30,744
Other assets                                                             7,171            7,171
Deferred tax asset                                                     446,239          411,239
                                                                 -------------    -------------

TOTAL ASSETS                                                     $   5,625,225    $   5,711,661
                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                              $     230,068    $     209,202
   Accrued expenses                                                    305,581          476,140
   Current maturities of long term debt                                 26,585           27,373
   Deferred tax liability                                               16,239           16,239
                                                                 -------------    -------------
            Total current liabilities                                  578,473          728,954

Long term debt, less current maturities                                 31,852           51,506
Deferred tax liability                                                  80,000           80,000
                                                                 -------------    -------------
            Total liabilities                                          690,325          860,460
                                                                 -------------    -------------

Commitments and Contingencies                                               --               --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares authorized,
      14,360,541 shares issued and outstanding
      at November 30 and February 28                                   143,606          143,606
   Additional paid-in capital                                        8,336,368        8,308,301
   Accumulated deficit                                              (3,545,074)      (3,600,706)
                                                                 -------------    -------------
                Total stockholders' equity                           4,934,900        4,851,201
                                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   5,625,225    $   5,711,661
                                                                 =============    =============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                            Nine Months Ended November 30,   Three Months Ended November 30,
                                                       Unaudited                       Unaudited
                                                 2007            2006              2007            2006
                                             ------------    ------------      ------------    ------------

Net Sales                                    $  4,207,724    $  5,239,698      $  1,560,558    $  1,624,015
Cost of Goods Sold                              2,256,956       2,624,967           869,071         812,990
                                             ------------    ------------      ------------    ------------
            Gross Profit                        1,950,768       2,614,731           691,487         811,025
                                             ------------    ------------      ------------    ------------

Operating Expenses
   Research and product development costs         617,652         596,624           184,824         219,289
   Marketing and selling expenses                 755,662         965,940           261,576         305,604
   General and administrative costs               626,881         629,188           241,570         190,393
                                             ------------    ------------      ------------    ------------
            Total Operating Expenses            2,000,194       2,191,752           687,970         715,286
                                             ------------    ------------      ------------    ------------

Operating (Loss) Income                           (49,426)        422,979             3,517          95,739

Interest Expense                                   (3,394)         (4,834)           (1,017)         (1,526)
Interest Income                                    66,030          49,254            18,201          20,380
Other Income                                        8,609           8,692             2,948           2,831
                                             ------------    ------------      ------------    ------------

Income from Operations Before Income Taxes         21,819         476,091            23,649         117,424

Income Tax Expense (Benefit)                      (33,813)          3,281                 0           3,281
                                             ------------    ------------      ------------    ------------

Net Income                                   $     55,632    $    472,810      $     23,649    $    114,143
                                             ============    ============      ============    ============

Basic Earnings Per Share                     $       0.00    $       0.03      $       0.00    $       0.01
                                             ============    ============      ============    ============

Diluted Earnings Per Share                   $       0.00    $       0.03      $       0.00    $       0.01
                                             ============    ============      ============    ============

Weighted Average Shares - Basic                14,360,541      14,359,738        14,360,541      14,204,448
                                             ============    ============      ============    ============

Weighted Average Shares - Diluted              14,412,523      14,456,780        14,409,178      14,298,155
                                             ============    ============      ============    ============

                See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended November 30,
                                                                                     Unaudited
                                                                                2007           2006
                                                                            ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                              $    55,632    $   472,810

    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                         106,580         85,530
          Provision for doubtful accounts                                            --          5,800
          Stock based compensation expense                                       28,067         49,958
          Gain on sale of equipment                                                  --         17,723
          Decrease (Increase) in:
              Accounts receivable                                                 1,027         80,462
              Inventories                                                      (175,523)           968
              Prepaid expenses and other current assets                          13,993           (266)
              Deferred tax asset                                                (35,000)            --
          (Decrease) Increase in:
              Accounts payable and accrued expenses                            (149,694)       (74,631)
                                                                            -----------    -----------
       Net Cash (Used In) Provided By Operating Activities                     (154,918)       638,354
                                                                            -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
   Patent Application Costs                                                          --         (5,021)
   Purchase of equipment and furnishings                                       (140,989)      (209,690)
                                                                            -----------    -----------
          Net Cash (Used In) Investing Activities                              (140,989)      (214,711)
                                                                            -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants                              --          2,548
   Repayments of notes payable and loans                                        (20,442)       (19,099)
                                                                            -----------    -----------
          Net Cash Provided by (Used In) Financing Activities                   (20,442)       (16,551)
                                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (316,349)       407,092

CASH AND CASH EQUIVALENTS
   Beginning of period                                                        2,268,976      1,740,804
                                                                            -----------    -----------
   End of period                                                            $ 1,952,627    $ 2,147,896
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                            $     3,394    $     4,552
                                                                            ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                  Nine Months Ended November 30, 2007 and 2006

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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $57,452 and $54,350 at November 30, 2007 and February 28, 2007, respectively. Annual amortization expense of such intangible assets is expected to be $4,272 per year for the next five years.

NOTE 2: INVENTORIES

Inventories at November 30, 2007 are comprised of:

      Finished goods                                      $  769,103
      Work in process                                        459,277
      Consignment                                              9,770
      Raw materials and subassemblies                        556,802
                                                          ----------
                        Total                              1,794,952
      Less: Allowance                                       (213,198)
                                                          ----------
      Net inventories                                     $1,581,754
                                                          ==========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of November 30, 2007, there were 111,500 options outstanding under the 1993 Plan and 904,875 options outstanding under the 2003 plan.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

                                                   2007               2006
                                              -------------        ----------
Expected life                                    4 years             4 years
Risk free interest rate                       4.01% - 5.07%        4% - 4.25%
Expected volatility                             39% - 78%              40%
Expected dividend yield                             0%                 0%

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

For the nine months ended November 30, 2007 and 2006, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $28,067 and $49,958 in additional compensation expense during the nine months ended November 30, 2007 and 2006, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2007 and 2006 are calculated as follows:

                                                 November 30, 2007     November 30, 2006
                                                 -----------------     -----------------

Denominator for basic earnings per share              14,360,541            14,359,738

      Dilutive effect of stock options                    51,982                97,042
                                                     -----------            ----------

Denominator for diluted earnings per share            14,412,523            14,456,780
                                                     ===========            ==========

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

                              SONO-TEK CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These "forward-looking statements" are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. These factors include, among other considerations, general economic and business conditions; political, regulatory, competitive and technological developments affecting the Company's operations or the demand for its products; timely development and market acceptance of new products; adequacy of financing; capacity additions, the ability to enforce patents and the successful implementation of the business development program.

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

In the past three years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We also sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. We have also recently introduced and have received our first order for our Medicoat II multi-stent coating system, the first system of its type in the industry to our knowledge. With our success in the medical device market, we have demonstrated that we can grow new markets by developing new applications with our technology.

We have also committed engineering resources to the development of the WideTrack coating system, a broad based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials. The WideTrack is a long term product and market development effort. Thus far, we have made successful inroads with WideTrack systems into the glass, medical textile (bandages) and solar and fuel cell industries. The WideTrack system has also recently been extended to cover applications in the food industry, a new area of focus for the Company. We have submitted a patent application for this new product application, and have been actively marketing this product to the food industry. We believe there is an excellent fit between the food industry and our spraying and coating technology.

Our new product offering, the SonoDry ultrasonic spray dryer, has shown great potential since its introduction earlier this year. The product has been well received and we have sold and shipped a number of these units in this new ultrasonic application field. The SonoDry series of spray dryers is of particular importance to product and process developers in the following industries: Pharmaceuticals (e.g. for drug actives and intermediates, enzymes and low molecular weight proteins), Foods (e.g. for nutriceuticals, herbal extracts and flavors) and Specialty Chemicals (e.g. for fragrances, cosmetics ingredients and nano-scale particles).

During the third quarter, the Company experienced an increase in its sales over the first and second quarters of this year. We believe this improving trend is related to our new business development program which was implemented this fiscal year. We continue to use current income for product and market development, believing it to be well justified for the future growth of the Company.

Liquidity and Capital Resources

Working Capital - Our working capital decreased $5,000 to $4,227,000 at November 30, 2007 from a working capital of $4,232,000 at February 28, 2007. The Company's current ratio is 8.3 to 1 at November 30, 2007 as compared to 6.8 to 1 at February 28, 2007.

Stockholders' Equity - Stockholder's Equity increased $84,000 from $4,851,000 at February 28, 2007 to $4,935,000 at November 30, 2007. The increase is the result of net income of $56,000 and an adjustment for stock based compensation expense of $28,000.

Operating Activities - We used $155,000 in our operating activities during the nine months ended November 30, 2007, a decrease of $793,000 when compared to the nine months ended November 30, 2006. The decrease is primarily a result of a decrease in net income for the current period combined with an increase in inventory and a decrease in accounts payable and accrued expenses.

Investing Activities - We used $141,000 for the purchase of capital equipment during the nine months ended November 30, 2007 compared to the use of $210,000 during the nine months ended November 30, 2006.

Financing Activities - For the nine months ended November 30, 2007, we used $20,000 for the repayment of our notes payable. For the nine months ended November 30, 2006, we used $16,500 in financing activities resulting from the repayment of notes payable of $19,000 and the proceeds of stock option exercises of $2,500.

Results of Operations

During the nine month period ended November 30, 2007, our sales decreased $1,032,000 or 20% to $4,208,000 as compared to $5,240,000 for the nine months ended November 30, 2006. For the three months ended November 30, 2007, our sales decreased $63,000 or 4% to $1,561,000 as compared to $1,624,000 for the three months ended November 30, 2006. During the nine month period ended November 30, 2007, we continued to see a decrease in sales of both fluxer units and nozzles when compared to the nine month period ended November 30, 2006. The decrease in sales of these units was partially offset by sales of our Spray Dryer units, EVS Systems used for solder recovery and our programmable XYZ precision coating units.

Our gross profit decreased $664,000 to $1,951,000 for the nine months ended November 30, 2007 from $2,615,000 for the nine months ended November 30, 2006. The gross profit margin was 46% of sales for the nine months ended November 30, 2007 as compared to 50% of sales for the nine months ended November 30, 2006. Our gross profit decreased $120,000 to $691,000 for the three months ended November 30, 2007 as compared to $811,000 for the three months ended November 30, 2006. The gross profit margin was 44% of sales for the three months ended November 30, 2007 as compared to 50% of sales for the three months ended November 30, 2006. The decrease in the gross profit margin is due to the mix of products sold in the current quarter.

Research and product development costs increased $21,000 to $618,000 for the nine months ended November 30, 2007 from $597,000 for the nine months ended November 30, 2006. The increase during the nine month period is due to increased engineering personnel and related fringes. For the three months ended November 30, 2007, research and product development costs decreased $34,000 to $185,000 from $219,000 for the three months ended November 30, 2006. The decrease during the three month period is due to decreased supplies, consulting fees and payroll expense.

Marketing and selling costs decreased $210,000 to $756,000 for the nine months ended November 30, 2007 from $966,000 for the nine months ended November 30, 2006 and $44,000 to $262,000 for the three months ended November 30, 2007 from $306,000 for the three months ended November 30, 2006. The decrease was due to decreased salaries, commissions and travel expenses.

General and administrative costs decreased $2,000 to $627,000 for the nine months ended November 30, 2007 from $629,000 for the nine months ended November 30, 2006 and increased $52,000 to $242,000 for the three months ended November 30, 2007 from $190,000 for the three months ended November 30, 2006. The increase is primarily due to an increase in salaries.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Impact of New Accounting Pronouncements

FASB 141 (revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,
(d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of November 30, 2007. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 11, 2008

                                                  SONO-TEK CORPORATION
                                                       (Registrant)


                                              By: /s/ Christopher L. Coccio
                                                  ------------------------------
                                                  Christopher L. Coccio
                                                  Chief Executive Officer


                                              By: /s/ Stephen J. Bagley
                                                  ------------------------------
                                                  Stephen J. Bagley
                                                  Chief Financial Officer