Form 10KSB
period 2008-02-29
SONO TEK CORP
filed 2008-05-29
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: February 29, 2008

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

      The Issuer had revenues of $5,698,602 for the Fiscal Year ended February 29, 2008.

      As of May 19, 2008, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $13,361,709 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.10.

      The Registrant had 14,361,091 shares of Common Stock outstanding as of May 19, 2008.

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

Organization and Business

Sono-Tek Corporation (the "Company", "Sono-Tek", "We" or "Our") was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity. The key advantage of these nozzle systems is that they use much less liquid to attain the required coatings on glass, textiles, food and food packaging, circuit boards, medical devices and many other coating applications. This advantage translates into lower costs for materials, less water consumption, less energy required for subsequent drying operations and less release into the environment of spray that would normally bounce back with competitive nozzle systems. These factors are increasingly important at a time of rising commodity and energy costs and supply limitations.

We operate in one business segment, spraying and coating systems. The spraying systems business has had periods of sales growth and financial stability, but has had sales declines when the electronics industry, a principal market for our products, has had downturns due to lower levels of printed circuit boards being made. To offset this, we have diversified our product offerings to provide coating systems to medical device manufacturers, to provide spray drying systems for nanotechnology applications, and to provide wide area industrial precision coating equipment, including the manufacture of float glass, textiles and food products and packaging.

Product Development

We have core technology and have developed and market the following products:

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

      2. SonoFlux 2000FP, SonoFlux XL and SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. All SonoFlux products provide substantial benefits in terms of reduced use of fluxing agents, reduced need for maintenance and reduced cost of operations versus foam fluxers and competitive pressure nozzle fluxing products.

      3. MediCoat and Medicoat II for stent coating - table-top, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns of lines and dots are required. These products provide customers the ability to achieve a minimal amount waste of expensive drug polymer coatings and high uniformity of drug addition from stent to stent.

      4. WideTrack - Wide area modular coating system - One module can cover substrates from 6 inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A number of systems have been sold over the past four years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. It is designed to be used in applications that require efficient web-coating or wide area spraying capability. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use less chemicals, water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray. We recently sold our first WideTrack coater for application in a major textile finishing plant. The sale was based on the projected savings of chemicals, water and energy, which could provide a payback in less than a year for the capital equipment.

      5. Advanced Energy Applications - We now offer a line of equipment for applications involving coatings for fuel cell membranes and solar energy panels. This equipment is offered in bench-top configurations as our Exactacoat product and standalone as our Flexicoat product. Both have seen increasing sales in these growing industries, especially when combined with a novel ultrasonic syringe pump to agitate and suspend the carbon based suspensions needed in fuel cell applications (patent pending).

Other Product Offerings

      We have an exclusive distribution relationship with EVS International. Ltd. ("EVS"), a U.K. Company, to distribute EVS's line of solder recovery systems and spares parts. The territory for this distribution relationship is the United States and Canada. EVS manufactures the EVS6000, EVS3000 and the EVS1000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with Sono-Tek's existing customer base for spray fluxer sales. Sales of EVS products were approximately 7% of our total revenues for the current fiscal year ended February 29, 2008. We plan to continue the distribution of EVS's products.

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

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $796,000 and $858,000 for Fiscal Years 2008 and 2007, respectively, on new engineering and product development. We recently were awarded a cost sharing contract from New York State Energy Research and Development Authority to develop ultrasonic spray coating systems for biodegradable films used in the food industry. The intention is to develop equipment that can apply nanotechnology based coatings to limit the permeation of oxygen and moisture, but which will decompose quickly in a landfill.

Patents and Licenses

Our business is based in part on the technology covered by our United States patents. We also rely on unpatented know-how in the design and production of our nozzle systems. We have executed non-disclosure and non-compete agreements with all of our employees to safeguard our intellectual property. We execute reciprocal non-disclosure agreements with our key customers to safeguard any jointly developed intellectual property. We also have an exclusive license from Cornell University for a patented vacuum deposition system using our ultrasonic nozzles.

During the fiscal year ended February 29, 2008, we have made significant progress on building our intellectual property portfolio. We have a patent pending covering a new design for our entire line of nozzle systems. We have also applied for patents on the following projects:

      -     New air shaping technology (Chinese patent).

      -     New ultrasonic food processing design and process.

      - New type of ultrasonic syringe pump for fuel cell liquids and other nano particle suspensions.

In addition, the United States Patent and Trademark Office recently assigned us a patent for a process for coating three dimensional substrates with thin organic films and products. This process uses our ultrasonic nozzles to produce micro-droplets in a vacuum chamber, which then produce a smooth, continuous, uniform conformal coating on various surfaces such as cardiovascular stents, diabetes monitors and other implantable medical devices.

Marketing and Distribution

Our products are marketed and distributed through independent sales representatives or sales representative companies, OEMs and through an in-house direct sales force. Many of our sales leads are generated from our Internet web site and from attendance at major industry trade shows.

In addition to the above, we have engaged an external marketing firm to expand awareness of our products in our targeted industries.

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

Significant Customers

Two customers accounted for 3.3% and 3.2%, of our sales for Fiscal Year ended February 29, 2008.

Foreign and Export Sales

During Fiscal Years 2008 and 2007, sales to foreign customers accounted for approximately $2,783,000 and $3,509,000, or 49% and 51% respectively, of total revenues.

Employees

As of February 29, 2008, we employed forty-seven full-time employees and five part-time employees. We believe that relations with our employees are generally good.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on our internet website at http://www.sono-tek.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2  DESCRIPTION OF PROPERTIES

Our offices, product development, manufacturing and assembly facilities are located in an industrial park in Milton, New York. We presently lease a 13,000 square foot building and a 2,400 square foot storage building on a month to month basis. In addition, we have recently added 2,000 square feet of additional office space in an adjacent building. Our current manufacturing areas consist of
(i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.

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


                                 YEAR ENDED                   YEAR ENDED
                                 FEBRUARY 29,                 FEBRUARY 28,
                                     2008                        2007
                              HIGH           LOW          HIGH             LOW
                              ------------------         ----------------------
First Quarter                 $1.30        $1.08         $1.85            $1.40
Second Quarter                 1.15         0.90          1.68             1.35
Third Quarter                  1.09         0.79          1.60             1.25
Fourth Quarter                 0.97         0.66          1.30             0.96

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

(b) As of May 19, 2008, there were 273 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

(c) We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

(d)   Recent Sales of Unregistered Securities - None


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


Overview
--------

Sono-Tek has developed a unique and proprietary series of ultrasonic atomizing nozzles, which are being used in an increasing variety of electronic, medical, industrial, and nanotechnology applications. These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles. These characteristics create a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved. When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact and lower energy use.

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

One change that has proven successful is our diversification into the medical device market. In the past several years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. We have also introduced and sold several multiple stent coaters known as Medicoat II.

Another change that has stimulated an increase in business has been the development of the WideTrack coating system, a broad based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials. The WideTrack is a long-term product and market development effort. Thus far, we have made successful inroads with WideTrack systems into the glass, medical textile (bandages), textiles and solar and fuel cell industries. We plan to increase our marketing efforts into the broader textile and food industry markets. This will require a continuation of market and technology development in these areas in the years ahead. Some of these WideTrack applications involve nano-technology based liquids. We believe there is an excellent fit between the thin, precise films required in nano-technology coating applications and our ultrasonic nozzle systems.

In the electronics, medical device and WideTrack coating markets, it has been incumbent upon us to focus our attention and resources on the development of a much greater international presence. We believe we have accomplished this and plan to continue our marketing efforts. Our international sales have risen from approximately 20% of total revenues in Fiscal Year 2003 to approximately 50% today, and we expect to increase that percentage in the years ahead.

Past history shows the cyclical nature of the electronics business. This cycle, coupled with the increasing trend toward moving electronics production offshore, created a need to diversify. As expected, our US based electronics business has declined this year and is approximately 33% below previous levels, as a result of the trend toward production moving offshore, coupled with a slower economy and the reduced competitiveness of our US based automotive customers. We have been able to offset this reduction in US electronics sales with an increase in our international electronics and medical device sales.

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

Liquidity and Capital Resources

Working Capital - Our working capital decreased $442,000 from a working capital of $4,232,000 at February 28, 2007 to $3,790,000 at February 29, 2008. The
decrease in working capital is primarily due to the purchase of equipment and leasehold improvements and the reclassification of $200,000 of our current deferred tax asset to long term. Our current ratio is 4.2 to 1 at February 29, 2008, as compared to 6.8 to 1 at February 28, 2007.

Stockholders' Equity - Stockholders' equity increased $47,000 from $4,851,000 at February 28, 2007 to $4,898,000 at February 29, 2008. The increase in stockholders' equity is the result of net income of $11,000, and stock based compensation of $36,000.

Operating Activities - In 2008, our operations provided $491,000 of cash compared to $731,000 in the prior year, a decrease of $240,000 or 33%. The current year's decrease in cash provided from operations is due to a decrease in net income, a decrease in accounts receivable and an increase in inventories and accounts payable and accrued expenses and the purchase of equipment and leasehold improvements.

Investing Activities - In 2008, we used $385,000 for the purchase of capital equipment and $8,000 for patent application costs.

Financing Activities - In 2008, our net cash used in financing activities was $27,000, resulting from the repayments of notes payable.

We currently have a revolving credit line of $500,000 and a $150,000 equipment purchase facility, both of these are with a bank. At February 29, 2008, there were no outstanding borrowings under the line of credit. The revolving credit line is collateralized by all of the assets of the Company and requires a 30 day annual payoff, which took place between April 12, 2005 and May 12, 2005. There have been no borrowing's under the revolving credit line after it was paid off in May 2005.

We had outstanding borrowings of $52,000 under the equipment facility at February 29, 2008. The borrowings have repayment terms which vary from 36 - 60 months and bear interest at rates from 6.2% to 6.6%.

Results of Operations

For the year ended February 29, 2008, our sales decreased by $1,187,000 to $5,699,000 as compared to $6,886,000 for the year ended February 28, 2007. For the year ended February 29, 2008, we experienced a decrease in sales of both fluxer units and nozzles when compared to the prior year. The decrease in sales of these units was partially offset by sales of our Spray Dryer units, EVS Systems used for solder recovery and our programmable XYZ precision coating units. Sales of our medical device products were flat year over year. Our sales to customers located in Asian countries decreased by $534,000 or 32% for the year ended February 29, 2008. Our sales to US based customers decreased by $686,000 or 17% for the year ended February 29, 2008.

Our gross profit decreased $798,000, to $2,664,000 for the year ended February 29, 2008 from $3,462,000 for the year ended February 28, 2007. Our gross margin percentage was 47% for the year ended February 29, 2008 compared to 50% for the year ended February 28, 2007.

Marketing and selling costs decreased $185,000 to $1,096,000 for the year ended February 29, 2008 from $1,281,000, for the year ended February 28, 2007. The decrease is due to decreased sales commissions and travel expenses.

General and Administrative expense increased $25,000 to $875,000 for the year ended February 29, 2008 from $850,000, for the year ended February 28, 2007. The increase is primarily due to an increase in salaries resulting from an increase in personnel.

Research and product development costs decreased $62,000 to $796,000 for the year ended February 29, 2008 as compared to $858,000 for the year ended February 28, 2007. The decrease is due to decreased engineering materials, depreciation expense and salaries.

Interest income increased $8,000 to $80,000 for the year ended February 29, 2008 as compared to $72,000 for the year ended February 28, 2007. Our present investment policy is to invest excess cash in short term commercial paper with an S & P rating of at least A1+.

For the year ended February 29, 2008, we reported an operating loss of ($102,000) compared to operating income of $474,000 for the year ended February 28, 2007, a decrease of $576,000. Net income decreased $533,000 to $11,000 or $.00 per share on a diluted basis for the year ended February 29, 2008 from $544,000 or $0.04 per share for the year ended February 28, 2007. The decrease in operating income is a result of the current year's decrease in sales and the effects of our business development plan. Our business development plan was introduced in the third quarter and its focus is on areas where we have demonstrated new capabilities and on areas where there appears to be more opportunity that we could serve with additional technical and sales personnel. The programs goal is to grow both sales and net income.

Other Income

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company had previously expensed substantially all of the misappropriated funds over the years.

The Company has recovered approximately 72% of these funds to date. The Company has a promissory note that is being repaid by the former employee. The note has been fully reserved for as the collectibility is questionable. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

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

Impact of New Accounting Pronouncements

FASB 161 -  Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.


ITEM 7  FINANCIAL STATEMENTS

Our financial statements are presented on pages 24 to 40 of this Report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - None.

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective as of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 29, 2008. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B OTHER INFORMATION - None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPIANCE WITH 16(a) OF THE EXCHANGE ACT

(a)     Identification of Directors

Name                        Age     Position with the Company
----                        ---     -------------------------

Christopher L. Coccio       67      Chief Executive Officer, Chairman and a
                                    Director
Edward J. Handler, Esq.     71      Director*
Donald F. Mowbray           70      Director*
Joseph Riemer               59      President and Director
Samuel Schwartz             88      Chairman Emeritus and Director
Philip A. Strasburg, CPA    69      Director*

* Member of the Audit Committee and Compensation Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr.'s Mowbray and Riemer and Messrs. Handler and Schwartz run until the annual meeting to be held in 2008. The terms of Dr. Coccio and Mr. Strasburg run until the annual meeting to be held in 2009, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company's Board of Directors has an Audit Committee composed of Edward J. Handler, Donald F. Mowbray and Philip A. Strasburg, CPA, as Chairman of the Audit Committee. The "audit committee financial expert" designated by the Board is Philip A. Strasburg. Mr. Strasburg is not presently considered an independent Director under the NASDAQ rules because he is a former employee. However, as of July 1, 2008, Mr. Strasburg will be deemed independent for this purpose. Mr. Strasburg was a part-time employee from February 23, 2005 to July 1, 2005, working a total of five days.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name                        Age     Position with the Company
----                        ---     -------------------------

Stephen J. Bagley, CPA      45      Chief Financial Officer
Christopher L. Coccio       67      Chief Executive Officer, Chairman and a
                                    Director
Vincent F. DeMaio           70      Vice President
R. Stephen Harshbarger      40      Vice President
Joseph Riemer               59      President and Director

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

DR. CHRISTOPHER L. COCCIO was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001, has been a Director of the Company since June 1998, and was appointed Chairman in August 2007. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly's Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Dr. Coccio received a B.S.M.E. from Stevens Institute of Technology, an M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering.

VINCENT F. DEMAIO has been a Vice President of the Company since March 2003. He joined the Company in August 1991 as Production Manager and has served as Field Service Manager and Director of Operations. Prior to joining the Company, Mr. DeMaio was an independent real estate developer from 1987 to 1991. From 1956 to 1987, Mr. DeMaio was employed by IBM Corporation in various manufacturing positions, the last being Manufacturing Supervisor over 600 employees.

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

DR. JOSEPH RIEMER joined the Company in January 2007 as Vice President of Engineering, became a Director in August 2007 and was appointed President in September 2007. Dr. Riemer holds a Ph.D. in Food Science and Technology from the Massachusetts Institute of Technology (MIT), focusing on food technology, food chemistry, biochemical analysis, and food microbiology. His experience includes seven years with Pfizer in its Adams Confectionary Division, where he was Director, Global Operations Development. Dr. Riemer has also held leading positions with several food, food ingredients, and personal care products companies. He has served in the capacities of research and development, operations, and general management. Prior to joining the Company, he was a management consultant serving clients in the food, biotech and pharmaceutical industries

SAMUEL SCHWARTZ has been a Director of the Company since August 1987, and was Chairman of the Board from February 1993 to May 1999 and August 2001 to August 2007. From 1959 to 1992, he was the Chairman and Chief Executive Officer of Krystinel Corporation, a manufacturer of ceramic magnetic components used in electronic circuitry. He received a B.Ch.E. from Rensselaer Polytechnic Institute in 1941 and an M.Ch.E. from New York University in 1948.

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

        None.

(d)     Involvement in certain legal proceedings

        None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports. Based solely on a review of such filings, during the year ended February 29, 2008, all of the Company's Directors and executive officers and holders of more than ten percent of the Company's stock have made timely filings of such reports except as follows: two reports by Stephen Bagley relating to two transactions and two reports by Joseph Riemer relating to two transactions.

Code of Ethics

The Company has adopted a Code of Ethics for senior executives and financial officers. The Board intends that this Code satisfy the requirements of the Securities and Exchange Commission rules for a Code of Ethics that applies to senior management. A copy of the Company's Code of Ethics is posted on the "information for investors" web page located at http://www.sono-tek.com/corporate/page/91/88 and is available in print to any shareholder who requests a copy.

ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 29, 2008 and February 28, 2007 for each named officer of the Company.

                           Summary Compensation Table
                           --------------------------

                                                                                  All Other
                                                               Stock    Option    Compensation
Name and Principal Position    Year    Salary ($)  Bonus ($)  Awards    Awards       ($)        Total ($)

Christopher L. Coccio          2008     168,845        0         0        0         4,362        173,207
CEO, Chairman and Director     2007     159,766     47,000       0        0         3,909        210,675

Joseph Riemer, President       2008     133,862        0         0      36,500      1,820        172,182

R. Stephen Harshbarger         2008     140,469        0         0        0         2,917        143,386
Vice-President                 2007     135,357      9,500       0        0         2,861        147,718

All Other Compensation represents Company contributions to the Company's 401K plan.

                  Outstanding Equity Awards At Fiscal Year End
                  --------------------------------------------

                               Number of          Number of
                              Securities         Securities
                              Underlying         Underlying
                             Unexercised         Unexercised         Option
                               Options             Options          Exercise        Option
          Name             (#) Exercisable    (#) Unexercisable     Price ($)   Expiration Date

Christopher L. Coccio           20,000                                0.95          5/19/2014
                               475,000(1)                             1.75(1)      11/12/2014

Joseph Riemer                     -              25,000 (2)           1.18         04/13/2017
                                  -              50,000 (2)            .95         09/04/2017

R. Stephen Harshbarger           7,500                                0.60          6/26/2008
                                10,000                                0.95          5/19/2014

(1)   150,000 of these options were repriced at $.74 in March 2008.
(2) Dr. Riemer's unvested options become exercisable at various dates beginning April 13, 2008.

Compensation of Directors

Each non-employee director receives $500 for each meeting attended. Committee Chairmen and committee members receive $100 for each committee meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 29, 2008, director compensation is as follows:

                           2008 Director Compensation
                           --------------------------

                                                        Non-Equity   Nonqualified
                           Fees                          Incentive     Deferred
                        Earned or    Stock     Option      Plan      Compensation   All Other
                         Paid in    Awards    Awards    Compensation   Earnings    Compensation
                         Cash ($)     ($)       ($)         ($)           ($)          ($)       Total ($)
         Name

Edward J. Handler         3,000        -         -           -             -            -         3,000

Donald F. Mowbray         3,000        -         -           -             -            -         3,000

Samuel Schwartz           2,500        -         -           -             -            -         2,500

Philip Strasburg          3,000        -         -           -             -            -         3,000

The number of vested and unvested stock options held by non-employee directors as of February 29, 2008 is as follows:

                                         Number of          Number of
                                      Vested Options    Unvested Options
-------------------------------------------------------------------------

       Edward J. Handler                   20,000              -
       Donald F. Mowbray                   30,000              -
       Samuel Schwartz                     60,000              -
       Philip Strasburg                    30,000              -


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of May 19, 2008 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if                                  Amount
   more than 5%) of                                 Beneficially
   Beneficial owner                                    Owned           Percent
--------------------------------------------------------------------------------
Directors and Officers
    *Christopher L. Coccio                            971,125(1)          6.54%
    *Edward J. Handler                                117,508(2)           **
    *R. Stephen Harshbarger                            17,500(3)           **
    *Donald F. Mowbray                                 55,000(4)           **
    *Joseph Riemer                                     11,250(5)           **
    *Samuel Schwartz                                1,575,147(6)         10.92%
    *Philip A. Strasburg                               55,000(7)           **

All Executive Officers and Directors as a Group     2,915,333(8)         19.36%

Additional 5% owners
    Herbert Spiegel                                   756,931             5.27%
    425 East 58th Street
    New York, NY  10022

    Norwood Venture Corporation                     1,084,672             7.55%
    65 Norwood Avenue
    Montclair, NJ 07043

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.
** Less than 1%

(1) Includes 3,000 shares owned jointly with Dr. Coccio's father, 2,000 shares in the name of Dr. Coccio's wife and 495,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(2) Includes 61,579 shares owned jointly with Mr. Handler's wife, 35,929 shares in the name of Mr. Handler's wife and 20,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(3) Represents 17,500 options currently exercisable under the Company's Stock Incentive Plans.
(4) Includes 30,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(5) Represents 11,250 options currently exercisable issued under the Company's Stock Incentive Plans.
(6) Includes 60,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(7) Includes 30,000 options currently exercisable issued under the Company's Stock Incentive Plans.
(8) The group total includes 701,250 options currently exercisable issued under the Company's Stock Incentive Plans. The group total includes 75,303 shares and 12,500 exercisable options held by Mr. DeMaio and 25,000 exercisable options held by Mr. Bagley.

Securities Authorized for Issuance Under Equity Compensation Plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                            Number of               Weighted-                Number of
                                        securities to be         average exercise      securities remaining
                                           issued upon               price of          available for future
                                           exercise of         outstanding options,    issuance under equity
                                      outstanding options,     warrants and rights      compensation plans
                                       warrants and rights                             (excluding securities
                                                                                      reflected in column (a))
                                               (a)                     (b)                      (c)
Equity compensation plans approved
by security holders:
   1993 Stock Incentive Plan                  80,000                   $.69                        --
   2003 Stock Incentive Plan                 892,375                   $1.6                   589,000
                                             -------                                          -------
          Total                              972,375                                          589,000
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

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Certain Relationships and Related Transactions

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer, Christopher L. Coccio, Chief Executive Officer and Joseph Riemer, President. In the event of a change of control of the Company followed by a termination of the executives' employment under certain circumstances, the Executive Agreements provide for severance payments to each officer equal to one year of the executive's annual base and bonus compensation paid by the Company for the previous calendar year.

Independence of Directors
The Company's Board of Directors is comprised of three "independent directors", as that term is defined under Nasdaq rules, and three directors who are not "independent directors". The Company's "independent directors" are Samuel Schwartz, Donald Mowbray and Edward Handler. Christopher Coccio and Joseph Riemer are employees of the Company and are therefore not independent. Philip Strasburg is not considered an independent director under the Nasdaq rules because he is a former employee. However, as of July 1, 2008, Mr. Strasburg will be deemed independent for this purpose. Mr. Strasburg was a part-time employee from February 23, 2005 to July 1, 2005, working a total of five days.


ITEM 13  EXHIBITS

Ex. No.       Description
------        -----------

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

10(f)(6)      Executive Agreement between Sono-Tek Corporation and Stephen J.
              Bagley dated September 1, 2007.
10(g)(6)      Executive Agreement between Sono-Tek Corporation and Christopher
              L. Coccio dated September 1, 2007.
10(h)(6)      Executive Agreement between Sono-Tek Corporation and Joseph
              Riemer dated September 1, 2007.
14(4)         Code of Ethics.
21(3)         Subsidiaries of Small Business Issuer.
23.1          Consent of Independent Registered Public Accounting Firm.
31.1          Rule 13a-14/15d - 14(a) Certification.
31.2          Rule 13a-14/15d - 14(a) Certification.
32.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(6) Incorporated herein by reference to the Company's Form 10-QSB for the quarter ended August 31, 2007.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the Fiscal Years ended February 29, 2008 and February 28, 2007, the Company paid or accrued fees of approximately $40,500 and $41,000 for services rendered by Sherb & Co., LLP , its independent auditors. These fees included audit and review services.

For the Fiscal Years ended February 29, 2008 and February 28, 2007, the Company paid or accrued tax preparation fees of approximately $5,500 and $4,000 for services rendered by Sherb & Co., LLP, its independent auditors.

There were no other fees for services rendered by Sherb & Co., LLP other than for services described above.

                              SONO-TEK CORPORATION

                                   FORM 10-KSB

                                     ITEM 7

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

           FOR THE YEARS ENDED FEBRUARY 29, 2008 and FEBRUARY 28, 2007



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheet at February 29, 2008

       Consolidated Statements of Operations
          For the Years Ended February 29, 2008 and February 28, 2007

       Consolidated Statements of Stockholders' Equity
          For the Years Ended February 29, 2008 and February 28, 2007

       Consolidated Statements of Cash Flows
          For the Years Ended February 29, 2008 and February 28, 2007

       Notes to the Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 29, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended February 29, 2008 and February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 29, 2008 and the results of their operation and their cash flows for each of the years then ended February 29, 2008 and February 28, 2007 in conformity with accounting principles generally accepted in the United States.


/S/SHERB & CO., LLP

Certified Public Accountants
New York, New York
May 16, 2008

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEET

                            ASSETS
                                                                    February 29,
                                                                        2008
                                                                    -----------
Current Assets:
    Cash and cash equivalents                                       $ 2,339,550
    Accounts receivable (less allowance of $18,500)                     614,378
    Inventories, net                                                  1,602,511
    Prepaid expenses and other current assets                            69,032
    Deferred tax asset                                                   70,000
                                                                    -----------
          Total current assets                                        4,695,471
                                                                    -----------

Equipment, furnishings and leasehold improvements
    (less accumulated depreciation of $1,046,195)                       536,892
Intangible assets, net                                                   34,011
Other assets                                                              7,171
Deferred tax asset                                                      615,803
                                                                    -----------

TOTAL ASSETS                                                        $ 5,889,348
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                $   412,692
    Accrued expenses                                                    452,911
    Current maturities of long term debt                                 23,909
    Deferred tax liability                                               16,239
                                                                    -----------
    Total current liabilities                                           905,751
                                                                    -----------

Long term debt, less current maturities                                  27,628
Deferred tax liability                                                   57,978
                                                                    -----------

    Total Liabilities                                                   991,357
                                                                    -----------

Commitments and Contingencies

Stockholders' Equity
    Common stock, $.01 par value; 25,000,000 shares
       authorized, 14,361,091 issued and
       outstanding                                                      143,612
    Additional paid-in capital                                        8,343,880
    Accumulated deficit                                              (3,589,501)
                                                                    -----------
Total stockholders' equity                                            4,897,991
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,889,348
                                                                    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                 ------------------------------
                                                 February 29,      February 28,
                                                     2008              2007
                                                     ----              ----

Net Sales                                        $  5,698,602      $  6,886,453
Cost of Goods Sold                                  3,034,693         3,424,183
                                                 ------------      ------------
         Gross Profit                               2,663,909         3,462,270
                                                 ------------      ------------

Operating Expenses
    Research and product development                  795,551           857,718
    Marketing and selling                           1,095,544         1,280,553
    General and administrative                        875,210           850,238
                                                 ------------      ------------
         Total Operating Expenses                   2,766,305         2,988,509
                                                 ------------      ------------

Operating (Loss) Income                              (102,396)          473,761

Other Income (Expense):
Interest Expense                                       (4,292)           (6,133)
Interest Income                                        80,336            72,313
Other Income                                           12,158            11,523
                                                 ------------      ------------
Income before Income Taxes                            (14,194)          551,464
Income Tax Benefit (Expense)                           25,399            (7,261)
                                                 ------------      ------------

Net Income                                       $     11,205      $    544,203
                                                 ============      ============

Basic Earnings Per Share                         $        .00      $        .04
                                                 ============      ============

Diluted Earnings Per Share                       $        .00      $        .04
                                                 ============      ============

Weighted Average Shares - Basic                    14,360,618        14,359,936
                                                 ============      ============

Weighted Average Shares - Diluted                  14,394,010        14,439,808
                                                 ============      ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

                                   Common Stock
                                  Par Value $.01      Additional       Stock                      Total
                                  --------------       Paid - In   Subscription  Accumulated   Stockholders'
                                Shares      Amount      Capital     Receivable     Deficit        Equity
                              ----------   --------   -----------    --------    -----------    ----------

Balance - February 29, 2006   14,354,416   $143,545   $ 8,247,091    $(15,750)   $(4,144,909)   $4,229,977

Exercise of non-employee
stock options                      5,000         50           900          --             --           950

Stock Sold/Issued                     --         --            --      15,750             --        15,750

Exercise of stock options          1,125         11         1,587          --             --         1,598

Stock Based Compensation
Expense                               --         --        58,723          --             --        58,723

Net Income                            --         --            --          --        544,203       544,203
                              ----------   --------   -----------    --------    -----------    ----------
Balance - February 28, 2007   14,360,541    143,606     8,308,301          --     (3,600,706)    4,851,201

Exercise of stock options            550          6            (6)         --             --            --

Stock Based Compensation
Expense                               --         --        35,585          --             --        35,585

Net Income                            --         --            --          --         11,205        11,205
                              ----------   --------   -----------    --------    -----------    ----------
Balance - February 29, 2008   14,361,091   $143,612   $ 8,343,880          --    $(3,589,501)   $4,897,991
                              ==========   ========   ===========    ========    ===========    ==========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years Ended
                                                                     ---------------------------
                                                                     February 29,   February 28,
                                                                         2008          2007
                                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $    11,205    $   544,203
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                  154,020        132,401
         Stock based compensation expense                                35,585         58,723
         Gain on sale of equipment                                           --         17,723
           (Increase) Decrease in:
              Accounts receivable                                       332,455          8,261
              Inventories                                              (196,280)       114,166
              Prepaid expenses and other current assets                      75         (1,083)
              Deferred tax asset                                         (4,564)
           (Decrease) Increase in:
              Accounts payable and accrued expenses                     180,261       (143,863)
              Deferred tax liability                                    (22,022)            --
                                                                    -----------    -----------
           Net Cash Provided by Operating Activities                    490,735        730,531
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment, furnishings and leasehold improvements       (384,952)      (189,615)
   Patent filing costs                                                   (7,867)        (5,392)
                                                                    -----------    -----------
         Net Cash Used In Investing Activities                         (392,819)      (195,007)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                            --         15,750
  Proceeds from exercise of warrants and options                             --          2,548
  Repayment of long term debt                                           (27,342)       (25,650)
                                                                    -----------    -----------
      Net Cash Used in Financing Activities                             (27,342)        (7,352)
                                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                70,574        528,172

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                   2,268,976      1,740,804
                                                                    -----------    -----------
  End of year                                                       $ 2,339,550    $ 2,268,976
                                                                    ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007


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

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $100,000 insurable limits at a given bank. At February 29, 2008, the Company had $2,239,550 over the insurable limit.

Supplemental Cash Flow Disclosure -
                                                     Years Ended
                                           -------------------------------
                                           February 29,       February 28,
                                               2008               2007
                                               ----               ----
Interest paid                                 $4,140             $5,923
                                              ======             ======
Income taxes paid                             $1,827             $7,261
                                              ======             ======

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on managements estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectibility on an individual basis. The bad debt expense recorded for the years ended February 29, 2008 and February 28, 2007 was $0 and $3,750, respectively.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $58,949 at February 29, 2008. Annual amortization expense of such intangible assets is expected to be $4,600 per year for the next five years.

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

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercisable under the Company's stock option plans are not included for Diluted EPS calculations under the treasury stock method.

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 29, 2008 and February 28, 2007 was $130,024 and $116,274,
respectively.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company does have cash in excess of the federal insurable limits as noted above. The Company also has two customers, which accounted for 3.3% and 3.2% of sales, respectively, during the year ended February 29, 2008. One customer accounted for 9.1% of the outstanding accounts receivables at February 29, 2008.

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

New Accounting Pronouncements-
FASB 161 -  Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

                                                     2008             2007
                                                --------------------------------
Expected life                                       4 years          4 years
Risk free interest rate                          4.01% - 4.97%    4.35% - 5.07%
Expected volatility                                47% - 57%        39% - 78%
Expected dividend yield                               0%               0%

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

For the years ended February 29, 2008 and February 28, 2007, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $35,585 and $58,723 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5:  INVENTORIES

Inventories consist of the following:

                                                       February 29,
                                                       -----------
                                                           2008
                                                           ----
        Raw Materials                                  $   550,624
        Work-in-process                                    457,832
        Consignment                                          9,770
        Finished Goods                                     788,482
                                                       -----------
                      Totals                             1,806,708
        Less:  Allowance                                  (204,197)
                                                       -----------
                                                       $ 1,602,511
                                                       ===========

NOTE 6:  EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

                                                        February 29,
                                                         -----------
                                                            2008
                                                            ----
        Laboratory equipment                            $   415,507
        Machinery and equipment                             357,702
        Leasehold improvements                               86,333
        Furniture and fixtures                              723,545
                                                        -----------
                      Totals                              1,583,087
        Less:  accumulated depreciation                  (1,046,195)
                                                        -----------
                                                        $   536,892
                                                        ===========

Depreciation expense for the years ended February 29, 2008 and February 28, 2007 was $149,421 and $127,831, respectively.

NOTE 7:  ACCRUED EXPENSES

 Accrued expenses consist of the following:

                                                     February 29,
                                                     ------------
                                                         2008
                                                         ----
        Accrued compensation                           $169,310
        Estimated warranty costs                         14,700
        Accrued commissions                              47,364
        Professional fees                                26,102
        Customer deposits                               180,409
        Other accrued expenses                           15,026
                                                       --------
                                                       $452,911
                                                       ========

NOTE 8:  REVOLVING LINE OF CREDIT
The Company has a $500,000 revolving line of credit at prime which was 6.00% at February 29, 2008. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 29, 2008, the Company had no outstanding borrowings under the revolving line of credit.

NOTE 9:  LONG-TERM DEBT

Long-term debt consists of the following:
                                                               February 29, 2008
                                                               -----------------

Equipment loan, bank, collateralized by related production
  equipment, payable in monthly installments of principal and
  interest of $832. Interest rate 6.51%. 60 month term.              $19,385

Equipment loan, bank, collateralized by related office
  equipment, payable in monthly installments of principal and
  interest of $1,039. Interest rate 6.21%. 36 month term.              7,103

Equipment loan, bank, collateralized by related engineering
  equipment, payable in monthly installments of principal and
  interest of $770. Interest rate 6.54%. 60 month term.               25,049
                                                                     -------
               Total long term debt                                   51,537
               Due within one year                                    23,909
                                                                     -------
               Due after one year                                    $27,628
                                                                     =======

Long-term debt is payable as follows:

        Fiscal Year ending February 28,
        -------------------------------
                      2010                                           17,853
                      2011                                            9,775

NOTE 10: COMMITMENTS AND CONTINGENCIES

Leases - Total rent expense was approximately $104,331 and $100,769, for the years ended February 29, 2008 and February 28, 2007, respectively.

The Company presently leases its office and production facilities on a month-to-month basis.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate to pre-tax income (loss) as follows:

                                                   February 29,           February 28,
                                                   ------------           ------------
                                                  2008       %          2007        %
                                               --------   -------    ---------    ------
Computed tax at maximum rate                   $ (4,968)    35.00    $ 193,012    (35.00)
Franchise taxes due, net of federal benefit        (596)      4.2       23,161     (4.20)
Permanent Difference- FASB 123R                  14,234   (100.28)      23,489     (4.26)
Utilization or change in valuation
  allowance for tax effect of operating loss
  carryforwards                                      --        --     (246,923)    44.78
Recognition of remaining deferred tax net
operating loss carryforwards                     16,729   (117.23)          --        --
                                               --------   -------    ---------    ------
Income Tax (Benefit)                           $ 25,399   (178.31)   $  (7,261)     1.32

 The net deferred tax asset is comprised of the following:
                                                                 February 29,
                                                                     2008
                                                                     ----

        Inventory                                                  $122,000
        Accrued expenses                                             21,000
        Net operating losses and other
              carryforwards                                         542,803
                                                                   --------
        Net deferred tax asset                                     $685,803
                                                                   ========

        Deferred tax liability - Depreciation                      $ 74,217
                                                                   ========

The change in the valuation allowance was $80,000 for the year ended February 29, 2008. This represents an $80,000 decrease in the net operating loss valuation allowance offset by a $64,000 change in other timing differences and a $16,000 increase in the net deferred tax asset recorded. A $685,803 tax benefit has been reflected as a tax asset in the financial statements, of which $270,000 is a current asset.

At February 29, 2008, the Company has available net operating loss carryforwards of approximately $1,543,000 for income tax purposes, which expire between fiscal 2019 and fiscal 2028. The Company also has research and development credits of approximately $136,000, which expire between fiscal 2010 and fiscal 2021. The net operating loss and credit carryforwards generated by a subsidiary are subject to limitations under Section 382 and Section 383 of the Internal Revenue Code.

NOTE 12:  STOCKHOLDERS' EQUITY

Stock Options - The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended ("1993 Plan") and the 2003 Stock Incentive Plan ("2003 Plan"). Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013. The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan. A total of 80,000 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2015. A total of 892,375 options are outstanding under the 2003 Plan.

During Fiscal Year 2008, the Company granted options for 90,000 shares exercisable at prices from $.95 to $1.18 to officers of the Company and options for 20,000 shares exercisable at prices from $.95 to $1.30 to employees of the Company.

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

A summary of the activity of both plans for the years ended February 29, 2008 and February 28, 2007 is as follows:

                                                                           Weighted Average
                                            Stock Options                   Exercise Price
                                    Outstanding     Exercisable      Outstanding       Exercisable
                                    -----------     -----------      -----------       -----------
Balance - February 28, 2006           935,500          762,425            1.61              1.83
Granted Fiscal Year 2007               45,000                             1.41
Exercised Fiscal Year 2007             (6,125)                            (.42)
Canceled Fiscal Year 2007             (25,000)                           (1.82)
                                     --------                          -------
Balance - February 28, 2007           949,375          871,500            1.58              1.63
Granted Fiscal Year 2008              110,000                             1.03
Exercised Fiscal Year 2008             (1,500)                            (.50)
Canceled Fiscal Year 2008             (85,500)                           (1.36)
                                     --------                          -------
Balance - February 29, 2008           972,375          840,950            1.54              1.60
                                     ========        =========         =======            ======

Information, at date of issuance, regarding stock option grants for the years ended February 29, 2008:

                                                          Weighted     Weighted
                                                           Average      Average
                                                           Exercise       Fair
                                                Shares      Price        Value
                                               --------   ---------     --------
Year ended February 29, 2008:
  Exercise price exceeds market price               --         --          --
  Exercise price equals market price           110,000      $1.03       $ .49
  Exercise price is less than market price          --         --          --

The following table summarizes information about stock options outstanding and exercisable at February 29, 2008:

                                            Weighted-
                                             Average     Weighted
                                            Remaining    Average
                                Number       Life in     Exercise      Number
                              Outstanding     Years       Price      Exercisable
                              -----------     -----       -----      -----------
Range of exercise prices:
$.25 to $.50                    40,000         4.9        $  .31       40,000
$.51 to $1.00                  147,500         7.3        $  .91       70,000
$1.01 to $1.75                 654,875         6.8        $ 1.60      603,950
$1.76 to $2.30                  90,000         7.1        $ 2.18       88,500
$2.31 to $3.00                  40,000         7.4        $ 2.48       38,500

NOTE 13:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   February 29,   February 28,
                                                       2008           2007
                                                       ----           ----
         Numerator for basic and diluted
           Earnings per share                     $      11,205   $   544,203
                                                  =============   ===========

         Denominator:
           Denominator for basic earnings per
               share-weighted average shares         14,360,618    14,359,936
         Effects of dilutive securities:
           Stock options for employees,
               directors and outside consultants         33,392        79,872
                                                  -------------   -----------
           Denominator for diluted earnings
               per share                             14,394,010    14,439,808
                                                  =============   ===========

         Basic Earnings Per Share                 $         .00   $       .04
                                                  =============   ===========

         Diluted Earnings  Per Share              $         .00   $       .04
                                                  =============   ===========

NOTE 14:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

                                                  February 29,     February 28,
                                                      2008             2007
                                                      ----             ----
         Western Europe                           $  918,000       $  886,000
         Far East                                  1,090,000        1,567,000
         Other                                       775,000        1,056,000
                                                  ----------       ----------
                                                  $2,783,000       $3,509,000
                                                  ==========       ==========

During Fiscal Years 2008 and 2007, sales to foreign customers accounted for approximately $2,783,000 and $3,509,000, or 49% and 51% respectively, of total revenues.

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

The Company has recovered approximately 72% of these funds to date. The Company has a promissory note that is being repaid by the former employee. The note has been fully reserved for as the collectibility is questionable. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2008
Sono-Tek Corporation
(Registrant)

By: /s/ Dr. Christopher L. Coccio
    -----------------------------
        Dr. Christopher L. Coccio,
        Chief Executive Officer and Chairman


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio     May 29, 2008      /s/ Samuel Schwartz          May 29, 2008
----------------------------                       -------------------
Christopher L. Coccio                              Samuel Schwartz
Chief Executive Officer,                           Director
Chairman and Director


/s/ Stephen J. Bagley            May 29, 2008      /s/ Dr. Joseph Riemer        May 29, 2008
---------------------                               --------------------
Stephen J. Bagley                                  Dr. Joseph Riemer
Chief Financial Officer                            President and Director


/s/ Edward J. Handler, III       May 29, 2008      /s/ Philip A. Strasburg      May 29, 2008
--------------------------                         -----------------------
Edward J. Handler, III                             Philip A. Strasburg
Director                                           Director

                                                   /s/ Dr. Donald F. Mowbray    May 29, 2008
                                                   -------------------------
                                                   Donald F. Mowbray
                                                   Director