Form 10QSB
period 2008-05-31
SONO TEK CORP
filed 2008-07-11
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-16035


                              SONO-TEK CORPORATION
             (Exact name of registrant as specified in its charter)

            New York                                    14-1568099
 -------------------------------             ---------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


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

                                 YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_| Accelerated Filer |_| Smaller reporting company |X| Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                Outstanding as of June 25, 2008
        -----                                -------------------------------
Common Stock, par value $.01 per share                  14,361,091

                              SONO-TEK CORPORATION

                                      INDEX

Part I - Financial Information                                             Page

Item 1 - Consolidated Financial Statements:                               1 - 3

Consolidated Balance Sheets - May 31, 2008 (Unaudited) and
        February 29, 2008                                                     1

Consolidated Statements of Income - Three Months Ended
        May 31, 2008 and 2007 (Unaudited)                                     2

Consolidated Statements of Cash Flows - Three Months Ended
        May 31, 2008 and 2007 (Unaudited)                                     3

Notes to Consolidated Financial Statements                                4 - 7

Item 2 - Management's Discussion and Analysis or Plan of Operations      8 - 11

Item 4 - Controls and Procedures                                             12

Part II - Other Information                                                  13

Signatures and Certifications                                           14 - 20

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      May 31,      February 29,
                                                       2008            2008
Current Assets                                       Unaudited
                                                    -----------
  Cash and cash equivalents                         $ 1,553,573    $ 2,339,550
  Accounts receivable (less allowance of $18,500
  at May 31 and February 29)                            821,601        614,378
  Inventories                                         1,822,360      1,602,511
  Prepaid expenses and other current assets             111,692         69,032
  Deferred tax asset                                     70,000         70,000
                                                    -----------    -----------
      Total current assets                            4,379,226      4,695,471
                                                    -----------    -----------

Equipment, furnishings and leasehold improvements
  (less accumulated depreciation of $1,074,750
  and $1,046,195 at May 31 and February 29,
  respectively)                                         520,197        536,892
Intangible assets, net                                   46,220         34,011
Other assets                                              7,171          7,171
Deferred tax asset                                      615,803        615,803
                                                    -----------    -----------

TOTAL ASSETS                                        $ 5,568,617    $ 5,889,348
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $   287,761    $   412,692
  Accrued expenses                                      342,879        452,911
  Current maturities of long term debt                   21,137         23,909
  Deferred tax liability                                 16,239         16,239
                                                    -----------    -----------
  Total current liabilities                             668,016        905,751

Long term debt, less current maturities                  23,283         27,628
Deferred tax liability                                   57,978         57,978
                                                    -----------    -----------
      Total liabilities                                 749,277        991,357
                                                    -----------    -----------

Commitments and Contingencies                                --             --

Stockholders' Equity
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 14,361,091 shares issued and
    outstanding at May 31 and February 29               143,612        143,612
  Additional paid-in capital                          8,395,687      8,343,880
  Accumulated deficit                                (3,719,959)    (3,589,501)
                                                    -----------    -----------
      Total stockholders' equity                      4,819,340      4,897,991
                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 5,568,617    $ 5,889,348
                                                    ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                 Three Months Ended May 31,
                                                2008                   2007
                                            -----------------------------------

Net Sales                                   $  1,620,521           $  1,232,643
Cost of Goods Sold                               831,657                629,133
                                            ------------           ------------
         Gross Profit                            788,864                603,510
                                            ------------           ------------

Operating Expenses
   Research and product development costs        205,570                194,740
   Marketing and selling expenses                413,910                234,044
   General and administrative costs              308,655                214,988
                                            ------------           ------------
         Total Operating Expenses                928,135                643,772
                                            ------------           ------------

Operating (Loss)                                (139,271)               (40,262)
                                            ------------           ------------

Interest Expense                                    (803)                (1,235)
Interest Income                                    6,785                 24,767
Other Income                                       2,831                  2,831
                                            ------------           ------------
                                                   8,813                 26,363
                                            ------------           ------------

(Loss) Before Income Taxes                      (130,458)               (13,899)

Income Tax (Benefit)                                  --                (33,813)
                                            ------------           ------------

Net (Loss) Income                           $   (130,458)          $     19,914
                                            ============           ============

Basic Earnings Per Share                    $      (0.01)          $       0.00
                                            ============           ============

Diluted Earnings Per Share                  $      (0.01)          $       0.00
                                            ============           ============

Weighted Average Shares - Basic               14,361,091             14,360,541
                                            ============           ============

Weighted Average Shares - Diluted             14,361,091             14,436,298
                                            ============           ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                            Three Months Ended May 31,
                                                                2008           2007
                                                            --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                        $  (130,458)   $    19,914

   Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                           50,413         32,459
         Stock based compensation expense                        51,807         10,538
         Gain on sale of equipment                               23,384             --
         Decrease (Increase) in:
           Accounts receivable                                 (207,223)       259,639
           Inventories                                         (219,849)      (146,790)
           Prepaid expenses and other current assets            (42,660)       (33,552)
           Deferred tax asset                                        --        (35,000)
         Increase (Decrease) in:
           Accounts payable and accrued expenses               (234,963)       (39,187)
                                                            -----------    -----------
      Net Cash (Used In) Provided By Operating Activities      (709,549)        68,021
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Patent application costs                                      (13,142)            --
  Purchase of equipment and furnishings                         (56,169)       (28,788)
                                                            -----------    -----------
         Net Cash Used In Investing Activities                  (69,311)       (28,788)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                    (7,117)        (6,701)
                                                            -----------    -----------
         Net Cash Used In Financing Activities                   (7,117)        (6,701)
                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (785,977)        32,532

CASH AND CASH EQUIVALENTS
  Beginning of year                                           2,339,550      2,268,976
                                                            -----------    -----------
  End of period                                             $ 1,553,573    $ 2,301,508
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                             $       801    $     1,294
                                                            ===========    ===========

  Income taxes paid                                         $     6,250    $     1,187
                                                            ===========    ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Three Months Ended May 31, 2008 and 2007


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

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 29, 2008, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $59,883 and $58,949 at May 31, 2008 and February 29, 2008, respectively. Annual amortization expense of such intangible assets is expected to be $4,600 per year for the next five years.

Reclassifications - Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2: INVENTORIES

Inventories at May 31, 2008 are comprised of:

                Finished goods                         $   886,446
                Work in process                            558,938
                Consignment                                  9,770
                Raw materials and sub-assemblies           580,403
                                                       -----------
                              Total                      2,035,557
                Less: Allowance                           (213,197)
                                                       -----------
                Net inventories                        $ 1,822,360
                                                       ===========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2008 there were 80,000 options outstanding under the 1993 Plan and 1,157,375 options outstanding under the 2003 plan.

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

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

                                                      2008              2007
                                                 -------------------------------
Expected life                                        4 years          4 years
Risk free interest rate                           1.8% - 3.13%     4.35% - 5.07%
Expected volatility                                 55% - 70%        39% - 78%
Expected dividend yield                                0%                0%

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

For the quarters ended May 31, 2008 and 2007, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $51,807 and $10,538 in additional compensation expense during the quarters ended May 31, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2008 and 2007 are calculated as follows:

                                                  May 31, 2008   May 31, 2007
                                                  ------------   ------------

Denominator for basic earnings per share           14,361,091     14,360,541

   Dilutive effect of stock options                        --         75,757
                                                   ----------     ----------

Denominator for diluted earnings per share         14,361,091     14,436,298
                                                   ==========     ==========

The effect of stock options for the three months ended May 31, 2008 is not used in the calculation of diluted earnings per share. Due to the net loss for the three months ended May 31, 2008, the inclusion of stock options in the calculation would have an anti-dilutive effect.

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

The Company has recovered approximately 73% of these funds to date. The Company has a promissory note that is being repaid by the former employee. The note has been fully reserved for as the collectibility is questionable. As previously discussed, the Company can offer no assurances that it will be successful in its attempts to collect the balance of the remaining restitution.

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

We have a well established position in the electronics industry with our SonoFlux spray fluxing equipment. It saves customers from 40% to 80% of the liquid flux required to solder printed circuit boards over other methods, such as foam fluxing. Less flux equates to less material cost, fewer chemicals in the workplace, and less clean-up. Also, the SonoFlux equipment reduces the number of soldering defects, which reduces the amount of rework.

One change that has proven successful is our diversification into the medical device market. In the past several years, we have focused engineering resources on the medical device market, with emphasis on providing coating solutions for the new generation of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek's stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. We have also introduced and sold several multiple stent coaters known as Medicoat II, designed for production use.

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

The creation of technological innovations and the expansion into new geographical markets requires the investment of both time and capital. Although there is no guarantee of success, we expect that over time, these newer markets will be the basis for Sono-Tek's continued growth and will contribute to future profitability. It is management's opinion that this strategy will be a better one than relying solely on our traditional domestics electronics business.

Liquidity and Capital Resources

Working Capital - Our working capital decreased $79,000 from a working capital of $3,790,000 at February 29, 2008 to $3,711,000 at May 31, 2008. The Company's
current ratio is 6.6 to 1 at May 31, 2008 as compared to 5.2 to 1 at February 28, 2008.

Stockholders' Equity - Stockholder's Equity decreased $79,000 from $4,898,000 at February 29, 2008 to $4,819,000 at May 31, 2008. The decrease is a result of the net loss of $130,000 and an adjustment for stock based compensation expense of $51,000.

Operating Activities - We used $710,000 of cash in our operating activities for the three months ended May 31, 2008. The use of cash resulted from the current period net loss of $130,000, an increase in accounts receivable of $207,000, an increase in inventories of $220,000 and an increase of $43,000 in prepaid assets. In addition to the above, our accounts payable and accrued expenses decreased $235,000 during the current period.

Investing Activities - We used $56,000 for the purchase of capital equipment and $13,000 for patent application costs during the three months ended May 31, 2008. For the three months ended May 31, 2007, we used $29,000 for the purchase of capital equipment.

Financing Activities - For the three months ended May 31, 2008 and May 31, 2007, we used $7,000 in financing activities resulting from the repayment of our notes payable.

Results of Operations

For the three months ended May 31, 2008, our sales increased $388,000 or 31% to $1,621,000 as compared to $1,233,000 for the three months ended May 31, 2007. Our sales for the quarter ended May 31, 2008 were improved over the same period last year due to additional sales of our WideTrack product. In addition, we also saw an increase in sales of our programmable XYZ precision coating units and Spray Dryer units. During the quarter ended May 31, 2008, sales of fluxer units, EVS solder recovery units and stent coating systems decreased when compared to the quarter ended May 31, 2007.

Our gross profit increased $185,000 to $789,000 for the three months ended May 31, 2008 from $604,000 for the three months ended May 31, 2007. The increase in gross profit is due to the current period increase in sales. The gross profit margin was 49% of sales for the three months ended May 31, 2008 and the three months ended May 31, 2007.

Research and product development costs increased $11,000 to $206,000 for the three months ended May 31, 2008 from $195,000 for the three months ended May 31, 2007. The increase was principally due to an increase in salary expense.

Marketing and selling costs increased $180,000 to $414,000 for the three months ended May 31, 2008 from $234,000 for the three months ended May 31, 2007. The increase in these expenditures is due to the reorganization of our sales force into two separate Strategic Business Units. We have added additional sales personnel, increased the number of trade shows we participate in and we have engaged an outside marketing firm to help increase the awareness of our products. These increases are part of the business development program which was initiated last year.

General and administrative costs increased $94,000 to $309,000 for the three months ended May 31, 2008 from $215,000 for the three months ended May 31, 2007. The increase was principally due to an increase in salary expense and an increase in stock based compensation expense.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of this and other accounting policies see Note 2 to the Company's consolidated financial statements included in Form 10-KSB for the year ended February 29, 2008.

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

Impact of New Accounting Pronouncements

None.

                              SONO-TEK CORPORATION
                             CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of May 31, 2008. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

   Item 3.  Defaults Upon Senior Securities
            None

   Item 4.  Submission of Matters to a Vote of Security Holders
            None

   Item 5.  Other Information
            None

   Item 6.  Exhibits and Reports
            (a)   Exhibits

            10.1 Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.

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

Dated: July 11, 2008

                                                 SONO-TEK CORPORATION
                                                      (Registrant)



                                            By: /s/ Christopher L. Coccio
                                                -----------------------------
                                                Christopher L. Coccio
                                                Chief Executive Officer


                                            By: /s/ Stephen J. Bagley
                                                -----------------------------
                                                Stephen J. Bagley
                                                Chief Financial Officer