Form 10-Q
period 2008-08-31
SONO TEK CORP
filed 2008-10-15
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2008

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                 Outstanding as of
            Class                                 October 2, 2008
            -----                                 ---------------
Common Stock, par value $.01 per share               14,381,996

                              SONO-TEK CORPORATION

                                      INDEX

Part I - Financial Information                                          Page

Item 1 - Consolidated Financial Statements:                             1 - 3

Consolidated Balance Sheets - August 31, 2008 (Unaudited) and
      February 29, 2008                                                 1

Consolidated Statements of Income - Six Months and Three
      Months Ended August 31, 2008 and 2007 (Unaudited)                 2

Consolidated Statements of Cash Flows - Six Months Ended
      August 31, 2008 and 2007 (Unaudited)                              3

Notes to Consolidated Financial Statements                              4 - 7

Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               8 - 11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk     12

Item 4 - Controls and Procedures                                        12

Part II - Other Information                                             13 - 14

Signatures                                                              15

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                               August 31,
                                                                  2008         February 29,
Current Assets:                                                Unaudited           2008
                                                             -------------    -------------
   Cash and cash equivalents                                 $   1,285,399    $   2,339,550
   Accounts receivable (less allowance of
      $18,500 at August 31 and February 29)                        816,730          614,378
   Inventories                                                   2,039,119        1,602,511
   Prepaid expenses and other current assets                        86,694           69,032
   Deferred tax asset                                               70,000           70,000
                                                             -------------    -------------
            Total current assets                                 4,297,942        4,965,471
                                                             -------------    -------------

Equipment, furnishings and leasehold improvements
  (less accumulated depreciation
  of $1,127,398 and $1,046,195 at August 31 and
  February 29, respectively)                                       495,752          536,892
Intangible assets, net                                              49,789           34,011
Other assets                                                         7,171            7,171
Deferred tax asset                                                 615,803          615,803
                                                             -------------    -------------

TOTAL ASSETS                                                 $   5,466,457    $   5,889,348
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                          $     339,018    $     412,692
   Accrued expenses                                                335,641          452,911
   Current maturities of long term debt                             18,348           23,909
   Deferred tax liability                                           16,239           16,239
                                                             -------------    -------------
            Total current liabilities                              709,246          905,751

Long term debt, less current maturities                             18,847           27,628
Deferred tax liability                                              57,978           57,978
                                                             -------------    -------------
            Total liabilities                                      786,071          991,357
                                                             -------------    -------------

Commitments and Contingencies                                           --               --

Stockholders' Equity
   Common stock, $.01 par value; 25,000,000 shares
      authorized, 14,371,091 and 14,361,091 shares
      issued and outstanding at August 31 and
      February 29, respectively                                    144,212          143,612
   Additional paid-in capital                                    8,433,429        8,343,880
   Accumulated deficit                                          (3,897,255)      (3,589,501)
                                                             -------------    -------------
            Total stockholders' equity                           4,680,386        4,897,991
                                                             -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   5,466,457    $   5,889,348
                                                             =============    =============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                     Six Months Ended August 31,    Three Months Ended August 31,
                                                    ----------------------------    ----------------------------
                                                        2008            2007            2008            2007
                                                    ----------------------------    ----------------------------

Net Sales                                           $  3,226,003    $  2,647,166    $  1,605,482    $  1,414,523
Cost of Goods Sold                                     1,678,928       1,387,884         847,271         758,751
                                                    ------------    ------------    ------------    ------------
            Gross Profit                               1,547,075       1,259,282         758,211         655,772
                                                    ------------    ------------    ------------    ------------

Operating Expenses
Research and product development costs                   419,460         370,257         213,890         175,517
Marketing and selling expenses                           843,755         494,086         429,846         260,042
General and administrative costs                         606,298         447,881         297,642         232,893
                                                    ------------    ------------    ------------    ------------
            Total Operating Expenses                   1,869,513       1,312,224         941,378         668,452
                                                    ------------    ------------    ------------    ------------

Operating (Loss)                                        (322,438)        (52,942)       (183,167)        (12,680)

Interest Expense                                          (1,480)         (2,377)           (677)         (1,142)
Interest Income                                           10,502          47,829           3,717          23,061
Other Income                                               5,662           5,661           2,831           2,831
                                                    ------------    ------------    ------------    ------------

(Loss) Income from Operations Before Income Taxes       (307,754)         (1,829)       (177,296)         12,070

Income Tax (Benefit)                                          --         (33,813)             --              --
                                                    ------------    ------------    ------------    ------------

Net (Loss) Income                                   $   (307,754)   $     31,984    $   (177,296)   $     12,070
                                                    ============    ============    ============    ============

Basic Earnings Per Share                            $      (0.02)   $       0.00    $      (0.01)   $       0.00
                                                    ============    ============    ============    ============

Diluted Earnings Per Share                          $      (0.02)   $       0.00    $      (0.01)   $       0.00
                                                    ============    ============    ============    ============

Weighted Average Shares - Basic                       14,364,732      14,360,541      14,368,374      14,360,541
                                                    ============    ============    ============    ============

Weighted Average Shares - Diluted                     14,364,732      14,445,376      14,368,374      14,444,427
                                                    ============    ============    ============    ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended August 31,
                                                              ---------------------------
                                                                       Unaudited
                                                                  2008           2007
                                                              ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                          $  (307,754)    $    31,984

   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                              104,420          67,907
       Stock based compensation expense                            84,149          19,838
       Gain on sale of equipment                                   23,384              --
       Decrease (Increase) in:
         Accounts receivable                                     (202,352)        149,557
         Inventories                                             (436,608)       (159,851)
         Prepaid expenses and other current assets                (17,662)         41,761
         Deferred tax asset                                            --         (35,000)
       (Decrease) Increase in:
         Accounts payable and accrued expenses                   (190,944)        (84,187)
                                                              -----------     -----------
       Net Cash (Used In) Provided By Operating Activities       (943,367)         32,009
                                                              -----------     -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Patent application costs                                        (18,073)             --
  Purchase of equipment and furnishings                           (84,369)        (64,002)
                                                              -----------     -----------
       Net Cash (Used In) Investing Activities                   (102,442)        (64,002)
                                                              -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants              6,000              --
  Repayments of notes payable and loans                           (14,342)        (13,469)
                                                              -----------     -----------
       Net Cash (Used In) Financing Activities                     (8,342)        (13,469)
                                                              -----------     -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,054,151)        (45,462)

CASH AND CASH EQUIVALENTS
  Beginning of period                                           2,339,550       2,268,976
                                                              -----------     -----------
  End of period                                               $ 1,285,399     $ 2,223,514
                                                              ===========     ===========

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                               $     1,351     $     2,376
                                                              ===========     ===========

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                    Six Months Ended August 31, 2008 and 2007


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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $61,244 and $58,949 at August 31, 2008 and February 29, 2008, respectively. Annual amortization expense of such intangible assets is expected to be $4,600 per year for the next five years.

Reclassifications - Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2:  INVENTORIES

Inventories at August 31, 2008 are comprised of:

                 Finished goods                    $ 1,067,722
                 Work in process                       629,523
                 Consignment                             9,770
                 Raw materials and subassemblies       554,302
                                                   -----------
                             Total                   2,261,317
                 Less: Allowance                      (222,198)
                                                   -----------
                 Net inventories                   $ 2,039,119
                                                   ===========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of August 31, 2008, there were 62,500 options outstanding under the 1993 Plan and 1,130,375 options outstanding under the 2003 plan.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

                                             2008            2007
                                         -----------------------------
Expected life                              4 years         4 years
Risk free interest rate                  1.8% - 3.13%   4.35% - 5.07%
Expected volatility                       55% - 70%       39% - 78%
Expected dividend yield                       0%              0%

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

For the six months ended August 31, 2008 and 2007, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $84,149 and $19,838 in additional compensation expense during the six months ended August 31, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2008 and 2007 are calculated as follows:
                                          August 31, 2008   August 31, 2007
                                          ---------------   ---------------

Denominator for basic earnings per share     14,364,732       14,360,541

Dilutive effect of stock options                     --           84,835
                                             ----------       ----------

Denominator for diluted earnings per share   14,364,732       14,445,376
                                             ==========       ==========

The effect of stock options for the six months ended August 31, 2008 is not used in the calculation of diluted earnings per share. Due to the net loss for the six months ended August 31, 2008, the inclusion of stock options in the calculation would have an anti-dilutive effect.

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

The Company has recovered approximately 74% of these funds to date. The Company has a note that is being paid down by the former employee. The note has been fully reserved for as the collectibility is questionable. As previously discussed, the Company can offer no assurances that it will be successful in its attempts to collect the balance of the remaining restitution.

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

Liquidity and Capital Resources

Working Capital - Our working capital decreased $471,000 from a working capital of $4,060,000 at February 29, 2008 to $3,589,000 at August 31, 2008. The
Company's current ratio is 6.06 to 1 at August 31, 2008 as compared to 5.5 to 1 at February 29, 2008.

Stockholders' Equity - Stockholder's Equity decreased $218,000 from $4,898,000 at February 29, 2008 to $4,680,000 at August 31, 2008. The decrease is a result of the net loss of $308,000, an adjustment for stock based compensation expense of $84,000 and the exercise of stock options of $6,000.

Operating Activities - We used $943,000 of cash in our operating activities for the six months ended August 31, 2008. The use of cash resulted from the current period net loss of $308,000, an increase in accounts receivable of $202,000, an increase in inventories of $437,000 and an increase of $18,000 in prepaid assets. In addition to the above, our accounts payable and accrued expenses decreased $191,000 during the current period.

Investing Activities - We used $84,000 for the purchase of capital equipment and $18,000 for patent application costs during the six months ended August 31, 2008. For the six months ended August 31, 2007, we used $64,000 for the purchase of capital equipment.

Financing Activities - For the six months ended August 31, 2008, we used $8,000 in financing activities resulting from the repayment of our notes payable of $14,000 and $6,000 from the proceeds of stock option exercises. For the six months ended August 31, 2007, we used $13,000 in financing activities resulting from the repayment of notes payable of $13,000.

Results of Operations

During the six month period ended August 31, 2008, our sales increased $579,000 or 22% to $3,226,000 as compared to $2,647,000 for the six months ended August 31, 2007. For the three months ended August 31, 2008, our sales increased $190,000 to $1,605,000 as compared to $1,415,000 for the three months ended August 31, 2007. Our sales for the three month period ended August 31, 2008 were improved over the same period last year due to additional sales of fluxer units, nozzles, stentcoaters, spray dryer units and our programmable XYZ precision coating units.

Our gross profit increased $288,000 to $1,547,000 for the six months ended August 31, 2008 from $1,259,000 for the six months ended August 31, 2007. The gross profit margin was 48% of sales for the six months ended August 31, 2008 and 2007. Our gross profit increased $102,000 to $758,000 for the three months ended August 31, 2008 as compared to $656,000 for the three months ended August 31, 2007. The gross profit margin was 47% of sales for the three months ended August 31, 2008 and 46% for the three months ended August 31, 2007.

Research and product development costs increased $49,000 to $419,000 for the six months ended August 31, 2008 from $370,000 for the six months ended August 31, 2007 and $38,000 to $214,000 for the three months ended August 31, 2008 from $176,000 for the three months ended August 31, 2007. The increases were principally due to an increase in engineering personnel in the current periods. The increases are aimed at the development of new products which will benefit future periods.

Marketing and selling costs increased $350,000 to $844,000 for the six months ended August 31, 2008 from $494,000 for the six months ended August 31, 2007 and $170,000 to $430,000 for the three months ended August 31, 2008 from $260,000 for the three months ended August 31, 2007.
The increase in these expenditures is due to the reorganization of our sales force into two separate Strategic Business Units. We have added additional sales personnel, increased the number of trade shows we participate in and have engaged an outside marketing firm to help increase the awareness of our products. These increases are part of the business development program which was initiated last year.

General and administrative costs increased $158,000 to $606,000 for the six months ended August 31, 2008 from $448,000 for the six months ended August 31, 2007 and $65,000 to $298,000 for the three months ended August 31, 2008 from $233,000 for the three months ended August 31, 2007. The increases were principally due to an increase in salary expense and an increase in stock based compensation expense.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Impact of New Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective is not expected to have any impact on the Company.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,285,000 in cash, the market rate risk associated with changing interest rates in the United States is not material

ITEM 4 - Controls and Procedures

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of August 31, 2008. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        The following matters were voted upon at the Company's annual meeting of shareholders held on August 21, 2008:

            1. The election of one (1) director of the Company to serve until the Company's 2009 annual meeting of shareholders.

                                                    For            Against
                                                    ---            -------
                  Joseph Riemer                 10,165,374         701,862

                        There were no broker non-votes.

            2. The election of three (3) directors of the Company to serve until the Company's 2010 annual meeting of shareholders.

                                                    For           Against
                                                    ---           -------
                   Edward J. Handler            10,200,485        666,751
                   Donald F. Mowbray            10,200,485        666,751
                   Samuel Schwartz              10,220,374        646,862

                        There were no broker non-votes.

            Christopher L. Coccio and Philip Strasburg, who were not standing for re-election, continued to serve as Directors following the annual meeting.

            3. The ratification of the appointment of Sherb & Co., LLP as the Company's independent auditors for the fiscal year ending February 28, 2009.

                        For 10,800,291; Against 47,525; Abstained 19,419 There were no broker non-votes.

Item 5. Other Information
        None

Item 6. Exhibits and Reports
        31.1 - 31.2 - Rule 13a - 14(a)/15d - 14(a) Certification

        32.1 - 32.2 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2008

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