Form 10-Q
period 2008-11-30
SONO TEK CORP
filed 2009-01-14
CIK 806172

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2008

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                          Outstanding as of
               Class                                       January 6, 2009
               -----                                       ---------------
Common Stock, par value $.01 per share                       14,392,901

                              SONO-TEK CORPORATION

                                      INDEX


Part I - Financial Information                                            Page


Item 1 - Consolidated Financial Statements:                               1 - 3

Consolidated Balance Sheets - November 30, 2008 (Unaudited) and
         February 29, 2008                                                  1

Consolidated Statements of Income - Nine Months and Three Months Ended
         November 30, 2008 and 2007 (Unaudited)                             2

Consolidated Statements of Cash Flows - Nine Months Ended
         November 30, 2008 and 2007 (Unaudited)                             3

Notes to Consolidated Financial Statements                                4 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8 - 12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk        13

Item 4 - Controls and Procedures                                           14

Part II - Other Information                                                15

Signatures and Certifications                                            16 - 20

                              SONO-TEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              November 30,     February 29,
                                                                  2008             2008
                                                               Unaudited
                                                             -------------
Current Assets:
    Cash and cash equivalents                                $   1,256,999    $   2,339,550
    Accounts receivable (less allowance of $18,500
        at November 30 and February 29, respectively)              938,296          614,378
    Inventories                                                  1,724,880        1,602,511
    Prepaid expenses and other current assets                       48,886           69,032
    Deferred tax asset                                                  --           70,000
                                                             -------------    -------------
               Total current assets                              3,969,061        4,965,471
                                                             -------------    -------------

Equipment, furnishings and leasehold improvements
    (less accumulated depreciation of $1,183,537
    and $1,046,195 at November 30 and February 29,
    respectively)                                                  676,075          536,892
Intangible assets, net                                              57,096           34,011
Other assets                                                         7,171            7,171
Deferred tax asset                                                      --          615,803
                                                             -------------    -------------

TOTAL ASSETS                                                 $   4,709,403    $   5,889,348
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                         $     294,217    $     412,692
    Accrued expenses                                               383,496          452,911
    Line of Credit - Bank                                          250,000               --
    Current maturities of long term debt                            23,268           23,909
    Deferred tax liability                                              --           16,239
                                                             -------------    -------------
               Total current liabilities                           950,981          905,751

Long term debt, less current maturities                             25,373           27,628
Deferred tax liability                                                  --           57,978
                                                             -------------    -------------
               Total liabilities                                   976,354          991,357
                                                             -------------    -------------

Commitments and Contingencies                                           --               --
Stockholders' Equity
    Common stock, $.01 par value; 25,000,000 shares
      authorized, 14,392,901 and 14,361,091 shares
      issued and outstanding, respectively at
      November 30 and February 29                                  144,430          143,612
    Additional paid-in capital                                   8,462,158        8,343,880
    Accumulated deficit                                         (4,873,539)      (3,589,501)
                                                             -------------    -------------
               Total stockholders' equity                        3,733,049        4,897,991
                                                             -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   4,709,403    $   5,889,348
                                                             =============    =============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Nine Months Ended November 30,    Three Months Ended November 30,
                                                   ------------------------------    -------------------------------
                                                              Unaudited                         Unaudited
                                                         2008           2007              2008            2007
                                                    ----------------------------      ----------------------------

Net Sales                                           $  4,808,012    $  4,207,724      $  1,582,010    $  1,560,558
Cost of Goods Sold                                     2,639,190       2,256,956           960,262         869,071
                                                    ------------    ------------      ------------    ------------
               Gross Profit                            2,168,822       1,950,768           621,748         691,487
                                                    ------------    ------------      ------------    ------------

Operating Expenses
Research and product development costs                   625,906         555,081           206,448         184,824
Marketing and selling expenses                         1,371,575         755,662           527,820         261,576
General and administrative costs                         860,277         689,451           253,979         241,570
                                                    ------------    ------------      ------------    ------------
               Total Operating Expenses                2,857,759       2,000,194           988,247         687,970
                                                    ------------    ------------      ------------    ------------

Operating (Loss) Income                                 (688,937)        (49,426)         (366,499)          3,517

Interest Expense                                          (3,085)         (3,394)           (1,605)         (1,017)
Interest Income                                           12,021          66,030             1,519          18,201
Other Income                                               7,549           8,609             1,887           2,948
                                                    ------------    ------------      ------------    ------------

(Loss) Income from Operations Before Income Taxes       (672,452)         21,819          (364,698)         23,649

Income Tax Expense (Benefit)                             611,586         (33,813)          611,586               0
                                                    ------------    ------------      ------------    ------------

Net (Loss) Income                                   $ (1,284,038)   $     55,632      $   (976,284)   $     23,649
                                                    ============    ============      ============    ============


Basic (Loss) Earnings Per Share                     $      (0.09)   $       0.00      $      (0.07)   $       0.00
                                                    ============    ============      ============    ============

Diluted (Loss) Earnings Per Share                   $      (0.09)   $       0.00      $      (0.07)   $       0.00
                                                    ============    ============      ============    ============

Weighted Average Shares - Basic                       14,372,056      14,360,541        14,386,864      14,360,541
                                                    ============    ============      ============    ============

Weighted Average Shares - Diluted                     14,372,056      14,412,523        14,386,864      14,409,178
                                                    ============    ============      ============    ============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended November 30,
                                                            ------------------------------
                                                                       Unaudited
                                                                  2008            2007
                                                            ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                        $  (1,284,038)   $      55,632

   Adjustments to reconcile net (loss) income to net cash
      (used in) operating activities:
         Depreciation and amortization                            170,995          106,580
         Stock based compensation expense                          96,956           28,067
         Gain on sale of equipment                                 57,643               --
         Decrease (Increase) in:
           Accounts receivable                                   (323,918)           1,027
           Inventories                                           (122,369)        (175,523)
           Prepaid expenses and other current assets               20,146           13,993
           Deferred tax asset                                     611,586          (35,000)
         (Decrease) Increase in:
           Accounts payable and accrued expenses                 (187,890)        (149,694)
                                                            -------------    -------------
      Net Cash (Used In) Operating Activities                    (960,889)        (154,918)
                                                            -------------    -------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Patent Application Costs                                        (26,917)              --
  Purchase of equipment and furnishings                          (363,988)        (140,989)
                                                            -------------    -------------
      Net Cash (Used In) Investing Activities                    (390,905)        (140,989)
                                                            -------------    -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants             22,140               --
  Proceeds from note payable - Bank                                17,590               --
  Proceeds from Line of Credit - Bank                             250,000               --
  Repayments of notes payable and loans                           (20,487)         (20,442)
                                                            -------------    -------------
      Net Cash Provided by (Used In) Financing Activities         269,243          (20,442)
                                                            -------------    -------------


NET (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,082,551)        (316,349)

CASH AND CASH EQUIVALENTS
  Beginning of period                                           2,339,550        2,268,976
                                                            -------------    -------------
  End of period                                             $   1,256,999    $   1,952,627
                                                            =============    =============

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                             $       3,086    $       3,394
                                                            =============    =============
  Taxes Paid                                                $           0    $           0
                                                            =============    =============

                 See notes to consolidated financial statements.

                              SONO-TEK CORPORATION
                   Notes to Consolidated Financial Statements
                  Nine Months Ended November 30, 2008 and 2007


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

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank.

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

Intangible Assets - Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $62,781 and $58,949 at November 30, 2008 and February 29, 2008, respectively. Annual amortization expense of such intangible assets is expected to be $4,600 per year for the next five years.

Reclassifications - Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2:  INVENTORIES

Inventories at November 30, 2008 are comprised of:

                 Finished goods                    $   789,990
                 Work in process                       651,692
                 Consignment                             9,770
                 Raw materials and subassemblies       579,626
                                                   -----------
                               Total                 2,031,078
                 Less: Allowance                      (306,198)
                                                   -----------
                 Net inventories                   $ 1,724,880
                                                   ===========

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the "1993 Plan"), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of November 30, 2008, there were 62,500 options outstanding under the 1993 Plan and 1,105,565 options outstanding under the 2003 plan.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

For the nine months ended November 30, 2008 and 2007, net income (loss) and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $96,956 and $28,067 in additional compensation expense during the nine months ended November 30, 2008 and 2007, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2008 and 2007 are calculated as follows:

                                           November 30, 2008   November 30, 2007
                                           -----------------   -----------------

Denominator for basic earnings per share       14,372,056          14,360,541

      Dilutive effect of stock options                 --              51,982
                                               ----------          ----------

Denominator for diluted earnings per share     14,372,056          14,412,523
                                               ==========          ==========

The effect of stock options for the nine months ended November 30, 2008 is not used in the calculation of diluted earnings per share. Due to the net loss for the nine months ended November 30, 2008, the inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 6: REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 4% at November 30, 2008. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2008, the Company's outstanding balance was $250,000, and the unused credit line was $250,000.

NOTE 7: OTHER INCOME

As previously disclosed on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company's monies, primarily through unauthorized check writing from the Company's accounts over a period of three calendar years. The Company had previously expensed substantially all of the misappropriated funds over the years.

The Company has recovered approximately 75% of these funds to date. The Company has a note that is being paid down by the former employee. The note has been fully reserved for as the collectibility is questionable. As previously discussed, the Company can offer no assurances that it will be successful in its attempts to collect the balance of the remaining restitution.

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

Another change that has stimulated an increase in business has been the development of the WideTrack coating system, a broad based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials. The WideTrack is a long-term product and market development effort. Thus far, we have made successful inroads with WideTrack systems into the glass, medical textile (bandages), textiles, food and solar and fuel cell industries. In particular, during the last two quarters we installed numerous systems in the fuel cell, solar energy and baked goods industries. We plan to increase our marketing and sales efforts into these industries, providing our clients with superior technical solutions and cost savings unmatched by any other existing technology. This will require a continuation of market and technology development in these areas in the years ahead. Some of these WideTrack applications involve nano-technology based materials and biodegradable materials. This places us in an advantageous and preferable position among clients whose businesses are focused on providing superior environmental "green" products. We believe there is an excellent fit between the thin, precise films required in nano-technology coating applications and our ultrasonic nozzle systems.

The creation of technological innovations and the expansion into new geographical markets requires the investment of both time and capital. Although there is no guarantee of success, we expect that over time, these newer markets will be the basis for Sono-Tek's continued growth and will contribute to future profitability.

The Company has pursued a business development program for the past four quarters, designed to take it further into new markets as described above. The result has been an increase in sales during the past year that has run counter to the economy and general business trends, caused by the current recession. We have spent from our cash reserves to finance this program, and have incurred expected losses, since development expenditures must precede new business. Our ongoing goal is to improve our sales levels in combination with a decline in the costs associated with the program.

Liquidity and Capital Resources

Working Capital - Our working capital decreased $1,042,000 from a working capital of $4,060,000 at February 29, 2008 to $3,018,000 at November 30, 2008.
The Company's current ratio is 4.2 to 1 at November 30, 2008 as compared to 5.5 to 1 at February 29, 2008.

Stockholders' Equity - Stockholder's Equity decreased $1,165,000 from $4,898,000 at February 29, 2008 to $3,733,000 at November 30, 2008. The decrease is a result of the net loss of $1,284,000, an adjustment for stock based compensation expense of $97,000 and the exercise of stock options of $22,000.

Operating Activities - We used $961,000 of cash in our operating activities for the nine months ended November 30, 2008. The use of cash resulted from the current period net loss of $1,284,000, an increase in accounts receivable of $324,000, an increase in inventories of $122,000 and a decrease of $20,000 in prepaid assets. In addition to the above, our accounts payable and accrued expenses decreased $188,000 and we wrote down our deferred tax asset by $612,000 during the current period

Investing Activities - We used $364,000 for the purchase of capital equipment and $27,000 for patent application costs during the nine months ended November 30, 2008. For the nine months ended November 30, 2007, we used $141,000 for the purchase of capital equipment.

Financing Activities - For the nine months ended November 30, 2008, the net cash provided by financing activities was $269,000. We drew down $250,000 of our line of credit and a note payable for $18,000 for the purchase of equipment. In addition, we made payments of $20,000 on our notes payable and received $22,000 from the proceeds of stock option exercises.

Results of Operations

During the nine month period ended November 30, 2008, our sales increased $600,000 or 14% to $4,808,000 as compared to $4,208,000 for the nine months ended November 30, 2007. For the three months ended November 30, 2008, our sales increased $21,000 to $1,582,000 as compared to $1,561,000 for the three months ended November 30, 2007. Our sales for the nine month period ended November 30, 2008 were improved over the same period last year due to additional sales of fluxer units, stentcoaters, and our programmable XYZ precision coating units.

Our gross profit increased $218,000 to $2,169,000 for the nine months ended November 30, 2008 from $1,951,000 for the nine months ended November 30, 2007. The gross profit margin was 45% of sales for the nine months ended November 30, 2008 and 46% for the nine months ended November 30, 2007. Our gross profit decreased $69,000 to $622,000 for the three months ended November 30, 2008 as compared to $691,000 for the three months ended November 30, 2007. During the current quarter, we increased our inventory reserve on our electronics product lines by $75,000 due to the slowdown in this market. The increase in this reserve had a negative impact on our gross profit margin and reduced it to 39% of sales for the three months ended November 30, 2008 as compared to 44% for the three months ended November 30, 2007.

Research and product development costs increased $71,000 to $626,000 for the nine months ended November 30, 2008 from $555,000 for the nine months ended November 30, 2007 and $21,000 to $206,000 for the three months ended November 30, 2008 from $185,000 for the three months ended November 30, 2007. The increases were principally due to an increase in engineering personnel in the current periods. The increases are aimed at the development of new products which are expected to benefit future periods.

Marketing and selling costs increased $616,000 to $1,372,000 for the nine months ended November 30, 2008 from $756,000 for the nine months ended November 30, 2007 and $266,000 to $528,000 for the three months ended November 30, 2008 from $262,000 for the three months ended November 30, 2007. During the current quarter, our international commission expense increased due to an increase in our international sales. In addition, our trade show expense increased due to our increased trade show presence.

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

General and administrative costs increased $171,000 to $860,000 for the nine months ended November 30, 2008 from $689,000 for the nine months ended November 30, 2007 and $12,000 to $254,000 for the three months ended November 30, 2008 from $242,000 for the three months ended November 30, 2007. The increases were principally due to an increase in salary expense and an increase in stock based compensation expense.

Income tax expense increased $645,000 to $612,000 for the nine months ended November 30, 2008 as compared to a tax benefit of $34,000 for the nine months ended November 30, 2007. During the quarter ended November 30, 2008, we increased the valuation reserve of our deferred tax asset resulting in the recognition of current period tax expense of $612,000. The increase in the valuation reserve is a non cash expense item. The increase in the valuation reserve is based on our estimate of our ability to utilize the current net operating loss carryforwards. In the future, we may adjust the valuation reserve based upon our return to profitable operations.

We incurred a net loss of $1,284,000 for the nine months ended November 30, 2008 as compared to net income of $56,000 for the nine months ended November 30, 2007. During the three months ended November 30, 2008, we incurred a net loss of $976,000 as compared to net income of $24,000 for the three months ended November 30, 2007. For the three months ended November 30, 2008 we incurred an operating loss of $366,000 as compared to operating income of $4,000 for the three months ended November 30, 2007. Our operating income during the current quarter was negatively impacted by our decision to increase the inventory reserve for slow moving electronics parts, an increase in international commission expense and an increase in trade show expense. In addition to these operating expenses, we increased the valuation reserve of our deferred tax asset which resulted in the recognition of a current period tax expense of $612,000.

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

Accounting for Income Taxes

As part of the process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes. Management judgment is required in determining the provision for the deferred tax asset. The Company increased the valuation reserve for the deferred tax asset due to the operating loss for the current period which reduces the possibility for the utilization of the net operating loss carryforwards. In the event that actual results differ from these estimates, the Company may need to again adjust such valuation reserve.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,257,000 in cash, the market rate risk associated with changing interest rates in the United States is not material

ITEM 4 - Controls and Procedures

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a -15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act'). Christopher L. Coccio, Chief Executive Officer (principal executive officer) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company's disclosure controls and procedures as of November 30, 2008. Based on this evaluation, they have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company's internal controls over financial reporting during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 14, 2009

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