Form 10-K
period 2009-02-28
SONO TEK CORP
filed 2009-05-29
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2009

Commission File Number: 0-16035

SONO-TEK CORPORATION
(Name of registrant as specified in its charter)

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
(Title of Class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes   |X| No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. |_| Yes   |X| No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      |X| Yes   |_| No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         |_| Yes   |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   |X|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-accelerated Filer |_|   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     |_| Yes   |X| No

The Issuer had revenues of $6,408,796 for the Fiscal Year ended February 28, 2009.

As of May 18, 2009, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $6,685,550 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $.55.

The Registrant had 14,414,714 shares of Common Stock outstanding as of May 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

PART I

ITEM 1   DESCRIPTION OF BUSINESS

Organization and Business

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity. The principal advantage of these nozzle systems is that they use much less liquid than competitive nozzle systems to attain the required coatings on glass, textiles, food and food packaging, circuit boards, medical devices and many other coating applications. This advantage translates into lower costs for materials, less water consumption, less energy required for subsequent drying operations and less release into the environment of spray that would normally bounce back with competitive nozzle systems. These factors are increasingly important to customers at a time of rising commodity and energy costs and supply limitations.

We operate in one business segment, spraying and coating systems. The spraying systems business has had periods of sales growth and financial stability, but has had sales declines when the electronics industry, a principal market for our products, has had downturns due to lower levels of printed circuit boards being made. To offset this, we have diversified our product offerings to provide coating systems to medical device manufacturers, to provide precision coating systems for clean energy applications involving fuel cells and solar cells, to provide spray drying systems for nanotechnology applications, and to provide wide area industrial precision coating equipment, including the manufacture of float glass, textiles and food products and packaging.

Product Development

We have core technology and have developed and market the following products:

1.
SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000F are original equipment manufacturers (OEMs) that produce their own electronic circuit boards.

2.
SonoFlux 2000FP, SonoFlux XL and SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. All SonoFlux products provide substantial benefits in terms of reduced use of fluxing agents, reduced need for maintenance and reduced cost of operations compared to foam fluxers and competitive pressure nozzle fluxing products.

3.	SonoFlux Servo – a new spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.
MediCoat and Medicoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns of lines and dots are required. These products provide customers the ability to achieve a minimal amount of waste of expensive drug polymer coatings and high uniformity of drug addition from stent to stent. Medicoat II has higher throughput capabilities, and is suited for a production environment.

5.
WideTrack – Wide area modular coating system – One module can cover substrates from 6 inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A number of systems have been sold over the past four years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. It is designed to be used in applications that require efficient web-coating or wide area spraying capability. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use less chemicals, water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray. We recently sold our first WideTrack coater for application in a major textile finishing plant. The sale was based on the projected savings of chemicals, water and energy, which could provide a recoupment of investment in less than a year for the capital equipment.

5.
Advanced Energy Applications – We now offer a line of equipment for applications involving coatings for fuel cell membranes and solar energy panels. This equipment is offered in bench-top configurations as our Exactacoat product and standalone as our Flexicoat product. We have also introduced a new product, Hypersonic, for this market. We have seen increasing sales in these growing industries, especially when combined with a novel ultrasonic syringe pump to agitate and suspend the carbon based suspensions needed in fuel cell applications.

Other Product Offerings

We have an exclusive distribution relationship with EVS International. Ltd. (“EVS”), a U.K. Company, to distribute EVS’s line of solder recovery systems and spares parts. The territory for this distribution relationship is the United States and Canada. EVS manufactures the EVS6000, EVS3000 and the EVS1000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with Sono-Tek’s existing customer base for spray fluxer sales.

We also sell a line of Laboratory Ultrasonic Spray Drying Systems – The SonoDry Ultrasonic Spray Dryer. This new spray dryer is available in three sizes, providing the ability to choose the proper size machine for differing requirements. All SonoDry Spray Dryers are supplied with Sono-Tek’s unique non-clogging ultrasonic atomizing nozzle incorporated into them. SonoDry systems also have the ability to use a traditional twin fluid air atomizing nozzle system as well. Nozzle requirements can be specified by the customer depending on application needs. The machines can handle both aqueous and solvent based liquids. All systems include software that allows for recipe storage and complete data logging of all system functions. The SonoDry series of spray dryers is of particular importance to product and process developers in the following industries: pharmaceuticals (e.g. for drug actives and intermediates, enzymes and low molecular weight proteins), foods (e.g. for nutriceuticals, herbal extracts and flavors) and specialty chemicals (e.g. for fragrances, cosmetics ingredients and nano-scale particles).

Manufacturing

We purchase circuit board assemblies and sheet metal components from outside suppliers. These materials are available from a wide range of suppliers throughout the world. All raw materials used in our products are readily available from many different domestic suppliers. We provide a limited warranty on all of our products covering parts and labor for a period of one year from the date of sale. We also purchase certain systems and subsystems to supplement our in house manufacturing. These items are integrated with our ultrasonic system technology to meet specific applications.

We have a business and quality control system that meets the qualifications of ISO 9001/2000. We were ISO 9001 registered in September 1998 and we have been recertified annually since then.

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $804,000 and $733,000 for Fiscal Years 2009 and 2008, respectively, on new engineering and product development. In addition, we added application engineers to our sales organizations, and these engineers work closely with customers and technical staff to develop new applications for our technology and equipment.

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

During the fiscal year ended February 28, 2009, we have made significant progress on building our intellectual property portfolio. We have a patent pending covering a new design for our entire line of nozzle systems. We have also applied for patents on the following projects:

-	New air shaping technology (US - Chinese patent applications).
-	New ultrasonic food processing design and process.
-	New type of ultrasonic syringe pump for fuel cell liquids and other nano particle suspensions.

In addition, the United States Patent and Trademark Office granted us a patent for a process for coating three dimensional substrates with thin organic films and products. This process uses our ultrasonic nozzles to produce micro-droplets in a vacuum chamber, which then produce a smooth, continuous, uniform conformal coating on various surfaces such as cardiovascular stents, diabetes monitors and other implantable medical devices.

Marketing and Distribution

Our products are marketed and distributed through independent distributors, sales representatives, or sales representative companies, OEMs and through an in-house direct sales force. Many of our sales leads are generated from our Internet web site and from attendance at major industry trade shows.

In addition to the above, we have engaged an external marketing firm to expand awareness of our products in our targeted industries.

Competition

We operate in competitive markets in the electronics and stent coating industries. We compete against global and regional manufacturers based on price, quality, product features and follow up service. We maintain our competitive position by providing highly effective solutions that meet our customers’ requirements and needs. In other markets, there is limited competition based on the uniqueness of the ultrasonic technology in these applications.

Significant Customers

Two customers accounted for 3.4% and 3.3%, of our sales for Fiscal Year ended February 28, 2009.

Foreign and Export Sales

During Fiscal Years 2009 and 2008, sales to foreign customers accounted for approximately $3,785,000 and $2,783,000, or 59% and 49% respectively, of total revenues.

Employees

As of February 28, 2009, we employed forty-one full-time employees and six part-time employees. We believe that relations with our employees are generally good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on our internet website at http://www.sono-tek.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A	RISK FACTORS – Not Required for Smaller Reporting Companies.

ITEM 1B	UNRESOLVED STAFF COMMENTS - None.

ITEM 2	DESCRIPTION OF PROPERTIES

Our offices, product development, manufacturing and assembly facilities are located in an industrial park in Milton, New York. We presently lease a 13,000 square foot building and 6,000 square feet of additional office and storage space in an adjacent building. Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.

We presently maintain a sales and service office in Hong Kong and an equipment demonstration room in Shenzhen, China. The office and demonstration room are located on the premises of one of our product distributors.

ITEM 3	LEGAL PROCEEDINGS – None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

None

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Our Common Stock trades in the over-the-counter market on the OTC Bulletin Board. The following table sets forth the range of high and low closing bid quotations for our Common Stock for the periods indicated.

	YEAR ENDED		YEAR ENDED
	FEBRUARY 28,		FEBRUARY 29,
	2009		2008
	HIGH	LOW	HIGH	LOW
First Quarter	$1.15	$0.74	$1.30	$1.08
Second Quarter	1.15	0.75	1.15	0.90
Third Quarter	0.89	0.40	1.09	0.79
Fourth Quarter	0.65	0.26	0.97	0.66

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

(b)
As of May 18, 2009, there were 239 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

(c)	We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

(d)
Recent Sales of Unregistered Securities – On December 13, 2008, we issued an aggregate of 21,813 shares of our Common Stock in connection with the renewal of the lease for our principal premises. We have valued the shares at $9,161, or $.42 per share, on the basis of our closing stock price on that date. The issuance of these shares was deemed exempt from registration under Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

(e)	Purchases of Equity Securities by the Issuer – None

ITEM 6	SELECTED FINANCIAL DATA – Not Required for Smaller Reporting Companies.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. These factors include, among other considerations, general economic and business conditions; political, regulatory, competitive and technological developments affecting the Company's operations or the demand for its products; timely development and market acceptance of new products; adequacy of financing; capacity additions, the ability to enforce patents and the successful implementation of the business development program.

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

In recent years we have diversified our product lines and have successfully entered into the medical device market. To accomplish this goal, we have focused engineering resources on the medical device market, with an emphasis on providing coating solutions for the newest generations of drug coated stents. We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek’s stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. We have also introduced and sold a production oriented stent coater known as Medicoat II in the past year.

Another change that has stimulated an increase in business has been the development of the WideTrack coating system, a broad-based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials. The WideTrack is a long-term product and market development effort. Thus far, we have made successful inroads with WideTrack systems into the glass, medical textile (bandages), and textiles industries. This will require a continuation of market and technology development in these areas in the years ahead. Some of these WideTrack applications involve nano-technology based liquids. We believe there is an excellent fit between the thin, precise films required in nano-technology coating applications and our ultrasonic nozzle systems.

We have also invested time and money in developing equipment solutions for applications in the solar cell and fuel cell clean energy markets. We have seen significant growth in these markets and are serving them with our Exactacoat, Flexicoat and Hypersonic products.

In the electronics, medical device and WideTrack coating markets, it has been incumbent upon us to focus our attention and resources on the development of a much greater international presence. We believe we have accomplished this and plan to continue our marketing efforts. Our international sales have risen from approximately 20% of total revenues in Fiscal Year 2003 to approximately 59% today.

Past history shows the cyclical nature of the electronics business. This cycle, coupled with the increasing trend toward moving electronics production offshore, created a need to diversify. As expected, our US based electronics business has had a significant decline as a result of the trend toward production moving offshore, coupled with a slower economy and the reduced competitiveness of our US based automotive customers. We have been able to offset this reduction in US electronics sales with an increase in our international electronics and medical device sales, as well as with new clean energy applications involving coatings on fuel cells and solar cells.

The creation of technological innovations and the expansion into new geographical markets requires the investment of both time and capital. Although there is no guarantee of success, we expect that over time, these newer markets will be the basis for Sono-Tek’s continued growth and will contribute to future profitability.

Liquidity and Capital Resources

Working Capital - Our working capital decreased $892,000 from a working capital of $3,790,000 at February 29, 2008 to $2,898,000 at February 28, 2009. The decrease in working capital is primarily due to the use of cash to fund operations during the current year. Our current ratio is 3.5 to 1 at February 28, 2009, as compared to 5.2 to 1 at February 29, 2008.

Stockholders’ Equity - Stockholders' equity decreased $1,366,000 from $4,898,000 at February 29, 2008 to $3,532,000 at February 28, 2009. The decrease in stockholders’ equity is the result of the current year’s net loss of $1,513,000, offset by stock based compensation of $115,000.

Operating Activities – In 2009, we used $735,000 of cash in our operating activities. In 2008 our operations provided $491,000 of cash. The current year’s use of cash is a result of our net loss for the year and an increase in accounts receivable and inventories.

Investing Activities - In 2009 and 2008, we used $367,000 and $385,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In addition, in 2009 and 2008 we used $29,000 and $8,000, respectively, for patent application costs.

Financing Activities – In 2009, our net cash provided by financing activities was $264,000, resulting from the proceeds of our line of credit of $250,000, proceeds from a note payable for equipment purchases of $18,000, proceeds from the exercise of stock options of $22,000 offset by repayments of notes payable of $26,000.

We currently have a revolving credit line of $500,000 and a $150,000 equipment purchase facility, both of these are with a bank. At February 28, 2009, we had $250,000 outstanding borrowings under the line of credit. The revolving credit line is collateralized by all of the assets of the Company and requires a 30 day annual payoff.

We had outstanding borrowings of $43,000 under the equipment facility at February 28, 2009. The borrowings have repayment terms which vary from 36 – 60 months and bear interest at rates from 5.2% to 6.6%.

Results of Operations

For the year ended February 28, 2009, our sales increased by $710,000 to $6,409,000 as compared to $5,699,000 for the year ended February 29, 2008. For the year ended February 28, 2009, we experienced an increase in sales of SonoFlux EZ units, SelectaFlux units, Widetrack units, spray drying systems, SonoFlux Servo units and our programmable XYZ precision coating units. For the year ended February 28, 2009, we experienced a decrease in sales of nozzles, ultrasonic generators, fluxer units, stent coaters and EVS Systems when compared to the prior year. Our sales to customers located in Asian countries increased by $778,000 or 71% for the year ended February 28, 2009. Our sales to US based customers decreased by $292,000 or 10% for the year ended February 28, 2009.

Our gross profit increased $186,000, to $2,850,000 for the year ended February 28, 2009 from $2,664,000 for the year ended February 29, 2008. Our gross margin percentage was 44% for the year ended February 28, 2009 compared to 47% for the year ended February 29, 2008. During the year ended February 28, 2009, we increased our inventory reserve on our electronics product lines by $99,000 due to the slowdown in this market. The increase in this reserve had a negative impact on our gross profit margin and it reduced our margin from 46% to 44%, for the year ended February 28, 2009.

Research and product development costs increased $71,000 to $804,000 for the year ended February 28, 2009 as compared to $733,000 for the year ended February 29, 2008. The increase is due to increased engineering personnel, engineering materials, depreciation expense and office rent.

Marketing and selling costs increased $745,000 to $1,841,000 for the year ended February 28, 2009 from $1,096,000, for the year ended February 29, 2008. During the year ended February 28, 2009, we experienced an increase in marketing salaries, international commissions, trade show expenses and depreciation.

The increase in these expenditures is due to the reorganization of our sales force into two separate Strategic Business Units. We added sales personnel, increased the number of trade shows we participated in and engaged an outside marketing firm to help increase the awareness of our products. These increases were part of the business development program which was initiated in the latter part of the year ended February 29, 2008.

General and administrative expense increased $185,000 to $1,123,000 for the year ended February 28, 2009 from $938,000, for the year ended February 29, 2008. The increase is due to an increase in salary expense resulting from an increase in personnel and stock based compensation expense.

Interest income decreased $68,000 to $12,000 for the year ended February 28, 2009 as compared to $80,000 for the year ended February 29, 2008. The decrease in interest income is due to the drop in interest rates that took place during the year ended February 28, 2009 and our decision to not invest our cash because of the economic volatility that was taking place in the credit markets during the year and maintaining a lower cash balance. Our present investment policy is to invest excess cash in short term commercial paper with an S & P rating of at least A1+.

For the year ended February 28, 2009, we incurred an operating loss of ($918,000) compared to an operating loss of ($102,000) for the year ended February 29, 2008, an increase of $816,000. The increase in our operating loss is a result of the effects of our business development plan. Our business development plan began in the third quarter of the year ended February 29, 2008 and its goal was to focus on areas where we had demonstrated new capabilities and on areas where there appeared to be more opportunity that we could serve with additional technical and sales personnel. The program’s goal was to grow both sales and net income.

The effects of the business development plan can be seen in the growth of both our sales revenue and operating expenses. For the year ended February 28, 2009, our sales revenues increased by $710,000 or 12% when compared to the year ended February 29, 2008. The increase in sales revenue is due to our introduction of new products into additional markets. The business development plan increased our sales and marketing expenses by $745,000 or 68% for the year ended February 28, 2009 when compared to the year ended February 29, 2008. The increase in expenses was mainly in marketing salaries, international commissions, trade show expenses and depreciation.

We have seen positive results from our business development plan in the past fiscal year, such as the 12% increase in revenues. This is particularly noteworthy in that one of our most important business segments, electronics, decreased due to the global recession and reduced consumer demand. Another positive is the increased staffing and international coverage, coupled with attendance at many more trade shows increased our international sales by over $1,002,000 or 36% when compared to the prior year. For the year ended February 28, 2009, sales to foreign customers accounted for approximately 59% of total sales as compared to 49% for the prior year. This increase has offset the deep US decline experienced this past year.

For the year ended February 28, 2009, we incurred a net loss of ($1,513,028) compared to net income of $11,205 for the year ended February 29, 2008, a decrease of $1,524,233. Income tax expense increased $637,000 to $612,000 for the year ended February 28, 2009 as compared to a tax benefit of $25,000 for the year ended February 29, 2008. During the year ended February 28, 2009, we increased the valuation reserve of our deferred tax asset resulting in the recognition of current period tax expense of $612,000. The increase in the valuation reserve is a non-cash expense item. The increase in the valuation reserve is based on our estimate of our ability to utilize the current net operating loss carryforwards. In the future, we may adjust the valuation reserve based upon our return to profitable operations.

Other Income

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company’s monies, primarily through unauthorized check writing from the Company’s accounts over a period of three calendar years. The Company had previously expensed substantially all of the misappropriated funds over the years.

The Company has recovered approximately 75% of these funds to date. The Company has a promissory note that is being repaid by the former employee. The note has been fully reserved for as the collectability is questionable. As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, please see the notes to the Company’s consolidated financial statements.

Accounting for Income Taxes
As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes. Management judgment is required in determining the provision for the deferred tax asset. The Company increased the valuation reserve for the deferred tax asset due to the operating loss for the current year which reduces the possibility for the utilization of the net operating loss carryforwards. In the event that actual results differ from these estimates, the Company may need to again adjust such valuation reserve.

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

Impact of New Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

All other accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncement is not expected to have a material impact on the financials.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Required for Smaller Reporting Companies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are presented on pages 27 to 43 of this Report.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE – None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2009. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)           Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	68	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	72	Director*
Donald F. Mowbray	71	Director*
Joseph Riemer	60	President and Director
Samuel Schwartz	89	Chairman Emeritus and Director
Philip A. Strasburg, CPA	70	Director*

* Member of the Audit Committee and Compensation Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr.’s Coccio and Riemer and Mr. Strasburg run until the annual meeting to be held in 2009. The terms of Dr. Mowbray and Messrs. Handler and Schwartz run until the annual meeting to be held in 2010, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company’s Board of Directors has an Audit Committee composed of Edward J. Handler, Donald F. Mowbray and Philip A. Strasburg, CPA, as Chairman of the Audit Committee. The “audit committee financial expert” designated by the Board is Philip A. Strasburg. The Company considers Mr. Strasburg to be an “independent director”.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	46	Chief Financial Officer
Christopher L. Coccio	68	Chief Executive Officer, Chairman and a Director
Vincent F. DeMaio	71	Vice President - Director of Programs
R. Stephen Harshbarger	41	Vice President – Director of Advanced Energy SBU
Joseph Riemer	60	President and Director

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990.

DR. CHRISTOPHER L. COCCIO was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001, has been a Director of the Company since June 1998, and was appointed Chairman in August 2007. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and worked with the New York State Assembly’s Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Dr. Coccio received a B.S.M.E. from Stevens Institute of Technology, an M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering.

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

DR. DONALD F. MOWBRAY has been a Director since August 2003. He has been an independent consultant since August 1997. From September 1992 to August 1997 he was the Manager of the General Electric Company’s Corporate Research and Development Mechanical Engineering Laboratory. From 1962 to 1992 he worked for the General Electric Company in a variety of engineering and managerial positions. Dr. Mowbray received a B.S. in Aeronautical Engineering from the University of Minnesota in 1960, a Master of Science in Engineering Mechanics from the University of Minnesota in 1962 and a Ph.D. from Rensselaer Polytechnic Institute in Engineering Mechanics in 1968.

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports. Based solely on a review of such filings, during the year ended February 28, 2009, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2009 and February 29, 2008 for each named officer of the Company.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2009	191,923	0	0	7,500	3,875	203,298
CEO, Chairman and Director	2008	168,845	0	0	0	4,362	173,207

Joseph Riemer, President	2009	150,298	0	0	18,576	2,660	171,534
	2008	133,862	0	0	7,642	1,820	143,324

R. Stephen Harshbarger	2009	138,758	0	0	0	2,775	141,533
Vice-President	2008	140,469	0	0	0	2,917	143,386

All Other Compensation represents Company contributions to the Company’s 401K plan.

Outstanding Equity Awards At Fiscal Year End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	139,190		0.74 (1)	11/12/2014
	50,000		0.74	03/05/2018
	20,000		0.95	05/19/2014
	100,000		1.00 (2)	11/12/2014
	225,000		1.75	11/12/2014

Joseph Riemer	5,666	33,334	0.74	03/05/2018
	22,500	27,500	0.95	09/04/2017
	11,250	13,750	1.18	04/13/2017

R. Stephen Harshbarger	10,000		0.95	5/19/2014

(1)	These options were previously exercisable at $1.75 per share. The Board of Directors re-priced them in March 2008.
(2)	These options were previously exercisable at $1.75 per share. The Board of Directors repriced them in June 2008.

Compensation of Directors

Each non-employee director receives $500 for each meeting attended.  Committee Chairmen and committee members receive $100 for each committee meeting attended.  Directors who are employees of the Company receive no additional compensation for serving as directors.  For the year ended February 28, 2009, director compensation is as follows:

2009 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	1,500	-	1,431	-	-	-	2,931
Donald F. Mowbray	2,500	-	1,431	-	-	-	3,931
Samuel Schwartz	2,500	-	1,431	-	-	-	3,931
Philip Strasburg	2,500	-	1,431	-	-	-	3,931

The number of vested and unvested stock options held by non-employee directors as of February 28, 2009 is as follows:

	Number of Vested Options	Number of Unvested Options

Edward J. Handler	20,000	10,000
Donald F. Mowbray	30,000	10,000
Samuel Schwartz	60,000	10,000
Philip Strasburg	30,000	10,000

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 18, 2009 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock.  Such information has been furnished to the Company by the indicated owners.  Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if	Amount
more than 5%) of	Beneficially
Beneficial owner	Owned	Percent
Directors and Officers
*Christopher L. Coccio	1,021,1251	6.83%
*Edward J. Handler	122,5082	**
*R. Stephen Harshbarger	10,0003	**
*Donald F. Mowbray	60,0004	**
*Joseph Riemer	88,0255	**
*Samuel Schwartz	1,580,1476	10.91%
*Philip A. Strasburg	60,0007	**

All Executive Officers and Directors as a Group	3,068,3588	20.15%

Additional 5% owners
Herbert Spiegel	756,931	5.25%
425 East 58th Street
New York, NY 10022

Norwood Venture Corporation	1,084,672	7.52%
65 Norwood Avenue
Montclair, NJ 07043

Norman H. Pessin	721,978	5.01%
366 Madison Avenue
New York, NY 10017

* c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
** Less than 1%

1 Includes 3,000 shares owned jointly with Dr. Coccio’s  father, 2,000 shares in the name of Dr. Coccio’s wife and 534,190 options currently exercisable issued under the Company’s Stock Incentive Plans.
2 Includes 61,579 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 25,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
3 Represents 10,000 options currently exercisable under the Company’s Stock Incentive Plans.
4 Includes 35,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
5 Includes 54,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
6Includes 65,000  options currently exercisable issued under the Company’s Stock Incentive Plans.
7 Includes 35,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
8 The group total includes 806,460 options currently exercisable issued under the Company’s Stock Incentive Plans.  The group total includes 75,303 shares and 15,000 exercisable options held by Mr. DeMaio and 250 shares and 36,250 exercisable options held by Mr. Bagley.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of	Weighted-	Number of
	securities to be	average exercise	securities remaining
	issued upon	price of	available for future
	exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants and rights	compensation plans
	warrants and rights		(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders:
1993 Stock Incentive Plan	62,500	$0.71	-
2003 Stock Incentive Plan	1,143,065	$1.12	316,500
Total	1,205,565		316,500

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

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer, Christopher L. Coccio, Chief Executive Officer and Joseph Riemer, President.  The Company also entered into this Executive Agreement with R. Stephen Harshbarger, Vice President, on March 5, 2008. In the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the Executive Agreements provide for severance payments to each officer equal to one year of the executive’s annual base and bonus compensation paid by the Company for the previous calendar year.

Based on last years salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $119,000, Christopher L. Coccio $203,000, R. Stephen Harshbarger $141,000 and Joseph Riemer $149,000.

Independence of Directors

The Company’s Board of Directors is comprised of four “independent directors”, as that term is defined under Nasdaq rules, and two directors who are not “independent directors”.  The Company’s “independent directors” are Samuel Schwartz, Donald Mowbray, Edward Handler and Philip Strasburg. Christopher Coccio and Joseph Riemer are employees of the Company and are therefore not independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Fiscal Years ended February 28, 2009 and February 29, 2008, the Company paid or accrued fees of approximately $40,500 and $40,500 for services rendered by Sherb & Co., LLP , its independent auditors.  These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For the Fiscal Years ended February 28, 2009 and February 29, 2008, the Company paid or accrued tax preparation fees of approximately $5,500 and $5,500 for services rendered by Sherb & Co., LLP, its independent auditors.

All Other Fees – None

PART IV

ITEM 15                      EXHIBITS

Ex. No.	Description
3(a)1	Certificate of Incorporation of the Company and all amendments thereto.
3(b)1	By-laws of the Company as amended.
10(a) 1	Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(b)1	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(c) 4	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(d) 4	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(e) 5	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(f) 5	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(g) 5	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(h) 6	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
143	Code of Ethics.
212	Subsidiaries of Issuer.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14/15d – 14(a) Certification.
31.2	Rule 13a-14/15d – 14(a) Certification.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
2	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2003.
3	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
4	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
5	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007.
6	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2009 and FEBRUARY 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2009 and February 29, 2008

Consolidated Statements of Operations
For the Years Ended February 28, 2009 and February 29, 2008

Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2009 and February 29, 2008

Consolidated Statements of Cash Flows
For the Years Ended February 28, 2009 and February 29, 2008

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended February 28, 2009 and February 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 28, 2009 and February 29, 2008 and the results of their operation and their cash flows for each of the years then ended February 28, 2009 and February 29, 2008 in conformity with accounting principles generally accepted in the United States.

/s/ SHERB & CO., LLP
Certified Public Accountants
New York, New York
May 19, 2009

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,	February 29,
	2009	2008
Current Assets:
Cash and cash equivalents	$1,472,054	$2,339,550
Accounts receivable (less allowance of $18,500 and $18,500, respectively)	801,290	614,378
Inventories, net	1,663,574	1,602,511
Prepaid expenses and other current assets	98,805	69,032
Deferred tax asset	-	70,000
Total current assets	4,035,723	4,695,471

Equipment, furnishings and leasehold improvements
(less accumulated depreciation of $1,274,793 and $1,046,195)	588,109	536,892
Intangible assets, net	57,778	34,011
Other assets	7,171	7,171
Deferred tax asset	-	615,803

TOTAL ASSETS	$4,688,781	$5,889,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$385,825	$412,692
Accrued expenses	478,413	452,911
Line of credit – Bank	250,000	-
Current maturities of long term debt	23,633	23,909
Deferred tax liability	-	16,239

Total current liabilities	1,137,871	905,751

Long term debt, less current maturities	19,220	27,628
Deferred tax liability	-	57,978

Total Liabilities	1,157,091	991,357

Commitments and Contingencies -	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized,
14,414,714 and 14,361,091 issued and outstanding, respectively	144,148	143,612
Additional paid-in capital	8,490,071	8,343,880
Accumulated deficit	(5,102,529)	(3,589,501)

Total stockholders’ equity	3,531,690	4,897,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,688,781	$5,889,348

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 28,	February 29,
	2009	2008

Net Sales	$6,408,796	$5,698,602
Cost of Goods Sold	3,558,356	3,034,693
Gross Profit	2,850,440	2,663,909

Operating Expenses
Research and product development	804,405	732,981
Marketing and selling	1,840,872	1,095,544
General and administrative	1,122,964	937,780

Total Operating Expenses	3,768,241	2,766,305

Operating Loss	(917,801)	(102,396)

Other Income (Expense):
Interest Expense	(5,560)	(4,292)
Interest Income	12,335	80,336
Other Income	9,584	12,158
Loss before Income Taxes	(901,442)	(14,194)
Income Tax Benefit (Expense)	(611,586)	25,399

Net (Loss) Income	$(1,513,028)	$11,205

Basic (Loss) Earnings Per Share	$(.11)	$.00

Diluted (Loss) Earnings Per Share	$(.11)	$.00

Weighted Average Shares – Basic	14,381,857	14,360,618

Weighted Average Shares – Diluted	14,381,857	14,394,010

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 28, 2007	14,360,541	$143,606	$8,308,301	$(3,600,706)	$4,851,201
Exercise of stock options	550	6	(6)	-	-
Stock based compensation expense	-	-	35,585	-	35,585
Net Income	-	-	-	11,205	11,205
Balance – February 29, 2008	14,361,091	143,612	8,343,880	(3,589,501)	4,897,991
Stock issued for rent	21,813	218	8,943		9,161
Exercise of stock options	31,810	318	21,822	-	22,140
Stock based compensation expense	-	-	115,426	-	115,426
Net Loss	-	-	-	(1,513,028)	(1,513,028)
Balance – February 28, 2009	14,414,714	$144,418	$8,490,071	$(5,102,529)	$3,531,690

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,	February 29,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,513,028)	$11,205
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation and amortization	263,670	154,020
Stock based compensation expense	115,426	35,585
Shares issued for rent	9,161	-
Gain on sale of equipment	57,643	-
(Increase) Decrease in:
Accounts receivable	(186,912)	332,455
Inventories	(61,063)	(196,280)
Prepaid expenses and other current assets	(29,773)	75
Deferred tax asset	611,586	(4,564)
(Decrease) Increase in:
Accounts payable and accrued expenses	(1,365)	180,261
Deferred tax liability	-	(22,022)
Net Cash (Used in) Provided by Operating Activities	(734,655)	490,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(367,399)	(384,952)
Patent application costs	(29,020)	(7,867)
Net Cash Used In Investing Activities	(396,419)	(392,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	22,140	-
Proceeds from note payable – Bank	17,590	-
Proceeds from line of credit – Bank	250,000	-
Repayment of long term debt	(26,152)	(27,342)
Net Cash Provided by (Used in) Financing Activities	263,578	(27,342)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(867,496)	70,574

CASH AND CASH EQUIVALENTS:
Beginning of year	2,339,550	2,268,976
End of year	$1,472,054	$2,339,550

See notes to consolidated financial statements.

SONO-TEK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation (“SCS”), which the Company acquired on August 3, 1999, and whose operations have been discontinued. There have been no operations of this subsidiary since Fiscal Year Ended February 28, 2002. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications – Where appropriate, prior year’s financial statements reflect reclassifications to conform to the current year’s presentation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank. At February 28, 2009 and February 29, 2008, the Company had $1,121,241 and $2,239,550 over the insurable limit, respectively.

Supplemental Cash Flow Disclosure -

	Years Ended
	February 28,	February 29,
	2009	2008
Interest paid	$4,928	$4,140
Income taxes paid	$6,250	$1,827

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 28, 2009 and February 29, 2008 was $5,196 and $0, respectively.

Equipment, Furnishings and Leasehold Improvements – Equipment, furnishings and leasehold improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years.

Product Warranty - Expected future product warranty expense is recorded when the product is sold.

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $64,202 and $58,949 at February 28, 2009 and February 29, 2008, respectively. Annual amortization expense of such intangible assets is expected to be $5,300 per year for the next five years.

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

Earnings Per Share - Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options granted but not yet exercisable under the Company’s stock option plans are not included for Diluted EPS calculations under the treasury stock method.

Shipping and Handling Costs – Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2009 and February 29, 2008 was $281,181 and $130,024, respectively.

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

Recognition of Revenue – Sales are recorded at the time title passes to the customer, which, based on shipping terms, generally occurs when the product is shipped to the customer. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant its customers or independent representatives the ability to return equipment nor does it grant price adjustments after a sale is complete.

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company does have cash in excess of the federal insurable limits as noted above. The Company also has two customers, which accounted for 3.4% and 3.3% of sales, respectively, during the year ended February 28, 2009. One customer accounted for 9.1% of the outstanding accounts receivables at February 29, 2008.

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

New Accounting Pronouncements - In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. Management does not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

All other accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncement is not expected to have a material impact on the financials.

NOTE 3: SEGMENT INFORMATION

The Company currently operates in one business segment, spraying systems and is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray equipment.

NOTE 4: STOCK-BASED COMPENSATION

On March 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2009	2008
Expected life	4 years	4 years
Risk free interest rate	1.07% - 3.13%	4.01% - 4.97%
Expected volatility	56% - 137%	47% - 57%
Expected dividend yield	0%	0%

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

For the years ended February 28, 2009 and February 29, 2008, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $115,426 and $35,585 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

During the year ended February 28, 2009 the Company repriced an aggregate of 205,000 options with exercise prices ranging from $1.75 to $2.43 per share, to an exercise price of $0.74 per share. The Company also repriced an additional 100,000 options with an exercise price of $1.75 to an exercise price of $1.00. A total expense of $49,420 was recognized during the year due to these repricings.

NOTE 5:  INVENTORIES

Inventories consist of the following:

	February 28,	February 29,
	2009	2008
Raw Materials	$596,164	$550,624
Work-in-process	553,447	457,832
Consignment	9,042	9,770
Finished Goods	811,119	788,482
Totals	1,969,772	1,806,708
Less: Allowance	(306,198)	(204,197)
	$1,663,574	$1,602,511

NOTE 6:  EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 29,
	2009	2008
Laboratory equipment	$371,049	$415,507
Machinery and equipment	363,167	357,702
Leasehold improvements	126,529	86,333
Tradeshow and demonstration equipment	499,632	286,953
Furniture and fixtures	502,525	436,592
Totals	1,862,902	1,583,087
Less: accumulated depreciation	(1,274,793)	(1,046,195)
	$588,109	$536,892

Depreciation expense for the years ended February 28, 2009 and February 29, 2008 was $258,418 and $149,421, respectively.

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	February 29,
	2009	2008
Accrued compensation	$177,904	$169,310
Estimated warranty costs	17,850	14,700
Accrued commissions	175,666	47,364
Professional fees	25,014	26,102
Customer deposits	73,380	180,409
Other accrued expenses	8,599	15,026
	$478,413	$452,911

NOTE 8:  REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 3.25% at February 28, 2009.   The loan is collateralized by all of the assets of the Company.  The line of credit is payable on demand and must be retired for a 30 day period once annually.  As of February 28, 2009 and February 29, 2008, the Company had outstanding borrowings of $250,000 and $0, respectively, under the revolving line of credit.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,	February 29,
	2009	2008

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $832 through March 2010. Interest rate 6.51%. 60 month term.	$10,283	$19,385

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $529 through September 2011. Interest rate 5.22%. 36 month term.	15,306	-

Equipment loan, bank, collateralized by related engineering equipment, payable in monthly installments of principal and interest of $770 through February 2011. Interest rate 6.54%. 60 month term.	17,264	25,049

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $1,039 through September 2008. Interest rate 6.21%. 36 month term.	-	7,103

Total long term debt	42,853	51,537
Due within one year	23,633	23,909
Due after one year	$19,220	$27,628

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2011	$15,597
2012	$ 3,623

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Leases – Total rent expense was approximately $137,927 and $104,331, for the years ended February 28, 2009 and February 29, 2008, respectively.

The Company has $79,675 in future minimum obligations under its leases, which expire between July 2009 through November 2009.

NOTE 11:  INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 33% to pre-tax income (loss) as follows:

	February 28,	February 29,
	2009	2008
Expected federal income tax (benefit)	$(315,505)	$(4,968)
State tax (benefit), net of federal	(37,861)	(596)
Other	7,392	14,234
Recognition of deferred tax asset	-	16,729
Increase in valuation allowance	(265,612)	-
Income tax (expense) benefit	$(611,586)	$25,399

The net deferred tax asset is comprised of the following:

	February 28,	February 29,
	2009	2008
Inventory	$147,079	$122,000
Accrued expenses and other	49,177	21,000
Net operating losses	837,643	542,803
Deferred tax asset	1,033,899	685,803
Valuation allowance	(1,033,899)	-
Net deferred tax asset	$-	$685,803

Deferred tax liability	$-	$74,217

During the year ended February 28, 2009, the Company increased the valuation reserve of its deferred tax asset resulting in the recognition of current period tax expense of $611,586.  The increase in the valuation reserve is a non cash expense item.    The increase in the valuation reserve is based on the Company’s estimate of its ability to utilize the current net operating loss carryforwards.

The change in the valuation allowance was $80,000 for the year ended February 29, 2008. This represents an $80,000 decrease in the net operating loss valuation allowance offset by a $64,000 change in other timing differences and a $16,000 increase in the net deferred tax asset recorded.  A $685,803 tax benefit has been reflected as a tax asset in the financial statements, of which $70,000 is a current asset.

At February 28, 2009, the Company has available net operating loss carryforwards of approximately $2,137,000 for income tax purposes, which expire between fiscal 2019 and fiscal 2029.  The net operating loss carryforwards generated by a subsidiary are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 12:  STOCKHOLDERS’ EQUITY

During the year ended February 28, 2009, we issued an aggregate of 21,813 shares of our common stock in connection with the renewal of the lease of our principal premises. We are amortizing an expense of $9,121 in connection with the issuance of these shares.

Stock Options – The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended (“1993 Plan”) and the 2003 Stock Incentive Plan (“2003 Plan”).  Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares.  Options granted under the 1993 Plan expire on various dates through 2013.  The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan.  A total of 62,500 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2015.  A total of 1,143,065 options are outstanding under the 2003 Plan.

During Fiscal Year 2009, the Company granted options for 115,000 shares exercisable at $.74 to officers of the Company, options for 40,000 shares exercisable at $.74 to directors of the Company and options for 172,500 shares exercisable at prices from $.42 to $1.10 to employees of the Company.

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

A summary of the activity of both plans for the years ended February 28, 2009 and February 29, 2008 is as follows:

			Weighted Average
	Stock Options		Exercise Price		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance – February 28, 2007	949,375	871,500	$1.58	$1.63	$.18
Granted	110,000		1.03
Exercised	(1,500)		(.50)
Cancelled	(85,500)		(1.36)
Balance – February 29, 2008	972,375	840,950	1.54	1.60	.20
Granted	327,500		.73
Exercised	(31,810)		(.70)
Cancelled	(62,500)		(1.07)
Balance – February 28, 2009	1,205,565	920,906	$1.10	$1.08	$.33

The intrinsic value of the Company’s options exercised during the years ended February 28, 2009 and February 29, 2008 was $5,373 and $675, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2009:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	327,500	$.73	$.35
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2009 was $9,500 and the intrinsic value of options exercisable at February 28, 2009 was $7,600.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.25 to $.50	90,000	7.2	$.39	40,000
$.51 to $1.00	644,190	7.3	$.85	443,181
$1.01 to $1.75	398,875	5.9	$1.51	365,225
$1.76 to $2.30	65,000	5.9	$2.15	65,000
$2.31 to $3.00	7,500	6.1	$2.58	7,500

NOTE 13:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 29,	February 29,
	2008	2008

Numerator for basic and diluted earnings per share	$(1,513,028)	$11,205

Denominator:
Denominator for basic earnings per share-weighted average shares	14,381,857	14,360,618
Effects of dilutive securities:
Stock options for employees, directors and outside consultants	-	33,392
Denominator for diluted earnings per share	14,381,857	14,394,010

Basic (Loss) Earnings Per Share	$(.11)	$.00

Diluted (Loss) Earnings Per Share	$(.11)	$.00

The effect of stock options for the year ended February 28, 2009 is not used in the calculation of diluted earnings per share.  Due to the net loss for the year ended February 28, 2009, the inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 14:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,	February 29,
	2009	2008
Western Europe	$1,069,000	$918,000
Far East	1,868,000	1,090,000
Other	848,000	775,000
	$3,785,000	$2,783,000

During Fiscal Years 2009 and 2008, sales to foreign customers accounted for approximately $3,785,000 and $2,783,000, or 59% and 49% respectively, of total revenues.

NOTE 15: OTHER INCOME

As previously reported on Form 8-K, filed on July 5, 2005, the Company determined that a former employee had misappropriated approximately $250,000 of the Company’s monies, primarily through unauthorized check writing from the Company’s accounts over a period of three calendar years.  The Company has previously expensed substantially all of the misappropriated funds over the years.

The Company has recovered approximately 75% of these funds to date.  The Company has a promissory note that is being repaid by the former employee.  The note has been fully reserved for as the collectability is questionable.  As previously discussed, the Company can offer no assurances that it will be successful in its attempt to collect the balance of the remaining restitution.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2009
Sono-Tek Corporation
(Registrant)

By: /s/ Dr. Christopher L. Coccio
Dr. Christopher L. Coccio,
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 29, 2009	/s/ Samuel Schwartz	May 29, 2009
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer,		Director
Chairman and Director

/s/ Stephen J. Bagley	May 29, 2009	/s/ Dr. Joseph Riemer	May 29, 2009
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		President and Director

/s/ Edward J. Handler, III	May 29, 2009	/s/ Philip A. Strasburg	May 29, 2009
Edward J. Handler, III		Philip A. Strasburg
Director		Director

		/s/ Dr. Donald F. Mowbray	May 29, 2009
Donald F. Mowbray
Director