Form 10-Q
period 2009-05-31
SONO TEK CORP
filed 2009-07-13
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2009

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  0-16035

SONO-TEK CORPORATION
(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2012 Rt. 9W, Milton, NY 12547
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone no., including area code:  (845) 795-2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  |_|          NO  |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 29, 2009
Common Stock, par value $.01 per share	14,414,714

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – May 31, 2009 (Unaudited) and February 28, 2009	1

Consolidated Statements of Operations – Three Months Ended May 31, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows – Three Months Ended May 31, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 – Controls and Procedures	13

Part II - Other Information	14

Signatures and Certifications	15 - 19

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2009	2009
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$1,471,379	$1,472,054
Accounts receivable (less allowance of $18,500 at May 31 and February 28)	591,443	801,290
Inventories, net	1,602,341	1,663,574
Prepaid expenses and other current assets	65,467	98,805
Total current assets	3,730,630	4,035,723

Equipment, furnishings and leasehold improvements (less accumulated depreciation of $1,353,586 and $1,274,793 at May 31 and February 28, respectively)	618,735	588,109
Intangible assets, net	60,739	57,778
Other assets	7,171	7,171

TOTAL ASSETS	$4,417,275	$4,688,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$434,549	$385,825
Accrued expenses	320,182	478,413
Line of credit – Bank	250,000	250,000
Current maturities of long term debt	21,631	23,633

Total current liabilities	1,026,362	1,137,871

Long term debt, less current maturities	14,890	19,220

Total liabilities	1,041,252	1,157,091

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,414,714 shares issued and outstanding at May 31 and February 28	144,148	144,148
Additional paid-in capital	8,503,831	8,490,071
Accumulated deficit	(5,271,956)	(5,102,529)
Total stockholders’ equity	3,376,023	3,531,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,417,275	$4,688,781

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended May 31,
	2009	2008

Net Sales	$1,464,728	$1,620,521
Cost of Goods Sold	807,347	831,657
Gross Profit	657,381	788,864

Operating Expenses
Research and product development costs	171,031	205,570
Marketing and selling expenses	409,296	413,910
General and administrative costs	247,615	308,655
Total Operating Expenses	827,942	928,135

Operating (Loss)	(170,561)	(139,271)

Interest Expense	(2,246)	(803)
Interest Income	549	6,785
Other Income	2,831	2,831
	1,134	8,813

(Loss) Before Income Taxes	(169,427)	(130,458)

Income Tax (Benefit)	-	-

Net (Loss)	$(169,427)	$(130,458)

Basic (Loss) Per Share	$(0.01)	$(0.01)

Diluted (Loss) Per Share	$(0.01)	$(0.01)

Weighted Average Shares - Basic	14,414,714	14,361,091

Weighted Average Shares - Diluted	14,414,714	14,361,091

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended May 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(169,427)	$(130,458)

Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	80,132	50,413
Stock based compensation expense	13,760	51,807
Gain on sale of equipment	-	23,384
Decrease (Increase) in:
Accounts receivable	209,847	(207,223)
Inventories	61,233	(219,849)
Prepaid expenses and other current assets	33,338	(42,660)
Increase (Decrease) in:
Accounts payable and accrued expenses	(109,507)	(234,963)
Net Cash (Used In) Provided By Operating Activities	119,376	(709,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	(4,298)	(13,142)
Purchase of equipment and furnishings	(109,421)	(56,169)
Net Cash Used In Investing Activities	(113,719)	(69,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(6,332)	(7,117)
Net Cash Used In Financing Activities	(6,332)	(7,117)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(675)	(785,977)

CASH AND CASH EQUIVALENTS
Beginning of year	1,472,054	2,339,550
End of period	$1,471,379	$1,553,573

SUPPLEMENTAL DISCLOSURE:
Interest paid	$2,071	$801

Income taxes paid	$-	$6,250

See notes to consolidated financial statements.

SONO-TEK CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2009 and 2008

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation (“SCS”) which the Company acquired on August 3, 1999, whose operations have been discontinued. There have been no operations of this subsidiary since Fiscal Year Ended February 28, 2002. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank. At May 31, 2009 and February 28, 2009, the Company had $995,162 and $1,121,241 over the insurable limit, respectively.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2009, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $65,539 and $64,202 at May 31, 2009 and February 28, 2009, respectively. Annual amortization expense of such intangible assets is expected to be $5,300 per year for the next five years.

Reclassifications - Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2: INVENTORIES

Inventories at May 31, 2009 are comprised of:

Finished goods	$803,730
Work in process	496,805
Consignment	9,042
Raw materials and sub-assemblies	607,962
Total	1,917,539
Less: Allowance	(315,198)
Net inventories	$1,602,341

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2009, there were 62,500 options outstanding under the 1993 Plan and 1,143,065 options outstanding under the 2003 plan.

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

NOTE 4: STOCK BASED COMPENSATION

On March 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards for periods beginning after December 15, 2005, and applies to all outstanding and vested stock-based awards at a company’s adoption date.

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

For the quarters ended May 31, 2009 and 2008, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying SFAS 123R approximated $13,760 and $51,807 in additional compensation expense during the quarters ended May 31, 2009 and 2008, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2009 and 2008 are calculated as follows:

	May 31, 2009	May 31, 2008

Denominator for basic earnings per share	14,414,714	14,361,091

Dilutive effect of stock options	-	-

Denominator for diluted earnings per share	14,414,714	14,361,091

The effect of stock options for the three months ended May 31, 2009 and 2008 is not used in the calculation of diluted earnings per share.  Due to the net loss for the three months ended May 31, 2009 and 2008, the inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 6: REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 3.25% at May 31, 2009. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2009, the Company’s outstanding balance was $250,000, and the unused credit line was $250,000.

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

SONO-TEK CORPORATION

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

Working Capital – Our working capital decreased $194,000 from a working capital of $2,898,000 at February 28, 2009 to $2,704,000 at May 31, 2009.  The decrease in working capital is due to the use of cash to fund current period operations and the manufacture of capital equipment.  The Company’s current ratio is 3.6 to 1 at May 31, 2009 as compared to 3.5 to 1 at February 28, 2009.

Stockholders’ Equity – Stockholder’s Equity decreased $156,000 from $3,532,000 at February 28, 2009 to $3,376,000 at May 31, 2009. The decrease is a result of the net loss of $169,000 and an adjustment for stock based compensation expense of $13,000.

Operating Activities – Our operating activities provided $119,000 of cash for the three months ended May 31, 2009.  During the current period accounts receivable decreased $210,000, inventories decreased $61,000 and prepaid expenses decreased $33,000.  The decrease in these assets was offset by the current period net loss of $169,000 and a decrease in accounts payable and accrued expenses of $110,000.  In addition, we incurred non-cash expenses of $80,000 for depreciation and $13,000 for stock based compensation expense.  We used $710,000 of cash in our operating activities for the three months ended May 31, 2008.  The use of cash resulted from the net loss of $130,000, an increase in accounts receivable of $207,000, an increase in inventories of $220,000 and an increase of $43,000 in prepaid assets.  In addition to the above, our accounts payable and accrued expenses decreased $235,000 during the current period.

Investing Activities – For the three months ended May 31, 2009, we used $109,000 for the purchase or manufacture of equipment and $4,000 for patent application costs.  For the three months ended May 31, 2008, we used $56,000 for the purchase of capital equipment and $13,000 for patent application costs.

Financing Activities – For the three months ended May 31, 2009 and May 31, 2008, we used $6,000 and $7,000, respectively, in financing activities resulting from the repayment of our notes payable.

Results of Operations

For the three months ended May 31, 2009, our sales decreased $156,000 or 10% to $1,465,000 as compared to $1,621,000 for the three months ended May 31, 2008.  During the quarter ended May 31, 2009, sales of fluxer units, nozzles, selecta flux units, Widetrack units, spray dryer units and EVS solder recovery units decreased when compared to the quarter ended May 31, 2008.  During the current quarter, we saw an increase in sales of our programmable XYZ precision coating units, SonoFlux EZ units, stent coating systems and Hypersonic units when compared to the same period last year.

Our gross profit decreased $132,000 to $657,000 for the three months ended May 31, 2009 from $789,000 for the three months ended May 31, 2008.  The decrease in gross profit is due to the current period decrease in sales and the mix of products that have a lower gross profit margin.   The gross profit margin was 45% of sales for the three months ended May 31, 2009 compared to 49% for the three months ended May 31, 2008.

Research and product development costs decreased $35,000 to $171,000 for the three months ended May 31, 2009 from $206,000 for the three months ended May 31, 2008.  The decrease was principally due to a decrease in salary expense.

Marketing and selling costs decreased $5,000 to $409,000 for the three months ended May 31, 2009 from $414,000 for the three months ended May 31, 2008. During the current quarter we saw an increase in international commission expense, and depreciation related to sales equipment.  The increase in these expenses was offset by a decrease in travel and trade show related expenses.

General and administrative costs decreased $61,000 to $248,000 for the three months ended May 31, 2009 from $309,000 for the three months ended May 31, 2008.  The decrease was principally due to a voluntary decrease in officer salary expense and a decrease in stock based compensation expense.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions.  The Company believes that critical accounting policies are limited to those described below.  For a detailed discussion on the application of this and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2009.

Accounting for Income Taxes
As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes.  Management judgment is required in determining the provision for the deferred tax asset.   During the fiscal year ended February 28, 2009 the Company increased the valuation reserve for the deferred tax asset. In the event that actual results differ from these estimates, the Company may need to again adjust such valuation reserve.

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

Impact of New Accounting Pronouncements

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

All other new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective is not expected to have any impact on the Company.

ITEM 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,471,000 in cash, the market rate risk associated with changing interest rates in the United States is not material

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’).  Christopher L. Coccio, Chief Executive Officer (principal executive officer) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2009.  Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors – Not Required for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports
(a) Exhibits

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2009

SONO-TEK CORPORATION
              (Registrant)

/s/ Christopher L. Coccio
By: ____________________________________
Christopher L. Coccio
Chief Executive Officer

/s/ Stephen J. Bagley
By: ____________________________________
Stephen J. Bagley
Chief Financial Officer