Form 10-Q
period 2009-08-31
SONO TEK CORP
filed 2009-10-13
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2009

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

Large Accelerated Filer |_|	Accelerated Filer |_|
Non Accelerated Filer |_| (Do not check if a smaller reporting company)	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	October 5, 2009
Common Stock, par value $.01 per share	14,415,214

SONO-TEK CORPORATION

INDEX

Part I – Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – August 31, 2009 (Unaudited) and February 28, 2009	1

Consolidated Statements of Income – Six Months and Three Months Ended August 31, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows – Six Months Ended August 31, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	8 - 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	13

Item 4 – Controls and Procedures	13

Part II – Other Information	14 - 15

Signatures	16

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31,
	2009	February 28,
	Unaudited	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,504,203	$1,472,054
Accounts receivable (less allowance of $18,500 at August 31 and February 28)	698,990	801,290
Inventories	1,674,211	1,663,574
Prepaid expenses and other current assets	57,323	98,805
Total current assets	3,934,727	4,035,723

Equipment, furnishings and leasehold improvements (less accumulated depreciation of $1,409,982 and $1,274,793 at August 31 and February 28, respectively)	497,939	588,109
Intangible assets, net	62,968	57,778
Other assets	7,171	7,171
TOTAL ASSETS	$4,502,805	$4,688,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$406,213	$385,825
Accrued expenses	384,763	478,413
Line of credit – Bank	250,000	250,000
Current maturities of long term debt	20,143	23,633
Total current liabilities	1,061,119	1,137,871

Long term debt, less current maturities	11,190	19,220
Total liabilities	1,072,309	1,157,091

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,415,214 and 14,414,714 shares issued and outstanding at August 31 and February 28, respectively	144,153	144,148
Additional paid-in capital	8,517,753	8,490,071
Accumulated deficit	(5,231,410)	(5,102,529)
Total stockholders’ equity	3,430,496	3,531,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,502,805	$4,688,781

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Six Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Net Sales	$3,148,612	$3,226,003	$1,683,883	$1,605,482
Cost of Goods Sold	1,584,089	1,678,928	776,743	847,271
Gross Profit	1,564,522	1,547,075	907,141	758,211

Operating Expenses
Research and product development costs	340,550	419,460	169,519	213,890
Marketing and selling expenses	865,824	843,755	456,528	429,846
General and administrative costs	488,058	606,298	240,443	297,642
Total Operating Expenses	1,694,432	1,869,513	866,490	941,378

Operating (Loss) Income	(129,910)	(322,438)	40,651	(183,167)

Interest Expense	(5,532)	(1,480)	(3,286)	(677)
Interest Income	1,243	10,502	694	3,717
Other Income	3,775	5,662	944	2,831

(Loss) Income from Operations Before Income Taxes	(130,424)	(307,754)	39,003	(177,296)

Income Tax (Benefit)	(1,543)	-	(1,543)	-

Net (Loss) Income	$(128,881)	$(307,754)	$40,546	$(177,296)

Basic Earnings Per Share	$(0.01)	$(0.02)	$0.00	$(0.01)

Diluted Earnings Per Share	$(0.01)	$(0.02)	$0.00	$(0.01)

Weighted Average Shares - Basic	14,414,728	14,364,732	14,414,741	14,368,374

Weighted Average Shares - Diluted	14,414,728	14,364,732	14,476,241	14,368,374

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended August 31,
	Unaudited
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(128,881)	$(307,754)

Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	154,723	104,420
Stock based compensation expense	27,477	84,149
Gain on sale of equipment	53,309	23,384
Decrease (Increase) in:
Accounts receivable	102,300	(202,352)
Inventories	(10,637)	(436,608)
Prepaid expenses and other current assets	41,482	(17,662)
(Decrease) Increase in:
Accounts payable and accrued expenses	(73,262)	(190,944)
Net Cash Provided by (Used In) Operating Activities	166,511	(943,367)

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(7,983)	(18,073)
Purchase of equipment and furnishings	(115,069)	(84,369)
Net Cash (Used In) Investing Activities	(123,052)	(102,442)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	210	6,000
Repayments of notes payable and loans	(11,520)	(14,342)
Net Cash (Used In) Financing Activities	(11,310)	(8,342)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,149	(1,054,151)

CASH AND CASH EQUIVALENTS
Beginning of period	1,472,054	2,339,550
End of period	$1,504,203	$1,285,399

SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,722	$1,351

See notes to consolidated financial statements.

SONO-TEK CORPORATION
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2009 and 2008

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

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short term certificates of deposit with original maturities of 90 days or less.  The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank.  At August 31, 2009 and February 28, 2009, the Company had $1,027,145 and $1,121,241 over the insurable limit, respectively.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $66,995 and $64,202 at August 31, 2009 and February 28, 2009, respectively. Annual amortization expense of such intangible assets is expected to be $5,300 per year for the next five years.

Reclassifications – Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

Impact of New Accounting Pronouncements - All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective is not expected to have any impact on the Company.

NOTE 2:  INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2009	2009

Finished goods	$949,862	$811,119
Work in process	466,856	553,447
Consignment	9,042	9,042
Raw materials and subassemblies	572,648	596,164
Total	1,998,408	1,969,772
Less: Allowance	(324,197)	(306,198)
Net inventories	$1,674,211	$1,663,574

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares.  The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted.  Options granted under the 1993 Plan expire on various dates through 2013. As of August 31, 2009, there were 62,500 options outstanding under the 1993 Plan and 1,144,565 options outstanding under the 2003 plan.

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

For the six months ended August 31, 2009 and 2008, net income and earnings per share reflect the actual deduction for stock-based compensation expense.   The impact of applying SFAS 123R approximated $27,477 and $84,149 in additional compensation expense during the six months ended August 31, 2009 and 2008, respectively.  Such amounts are included in general and administrative expenses on the statement of operations.  The expense for stock-based compensation is a non-cash expense item.

NOTE 5:  EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2009 and 2008 are calculated as follows:

	August 31, 2009	August 31, 2008

Denominator for basic earnings per share	14,414,728	14,364,732

Dilutive effect of stock options	-	-

Denominator for diluted earnings per share	14,414,728	14,364,732

The effect of stock options for the six months ended August 31, 2009 and 2008 is not used in the calculation of diluted earnings per share.  Due to the net loss for the six months ended August 31, 2009 and 2008, the inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 6: REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 3.25% at August 31, 2009. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2009, the Company’s outstanding balance was $250,000, and the unused credit line was $250,000.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements.  These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans.  They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations.  These factors include, among other considerations, general economic and business conditions; political, regulatory, competitive and technological developments affecting the Company's operations or the demand for its products; timely development and market acceptance of new products; adequacy of financing; capacity additions, the ability to enforce patents and the ability to achieve increased sales volume and continued profitability.

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

Another change that has stimulated an increase in business has been the development of the WideTrack coating system, a broad-based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials.  The WideTrack is a long-term product and market development effort.  Thus far, we have made successful inroads with WideTrack systems into the following industries: glass, medical textile (bandages), textiles and recently in the food industry.  This will require a continuation of market and technology development in these areas in the years ahead.  Some of these WideTrack applications involve nano-technology based liquids.  We believe there is an excellent fit between the thin, precise films required in nano-technology coating applications and our ultrasonic nozzle systems.

We have also invested time and money in developing equipment solutions for applications in the solar cell and fuel cell clean energy markets.  We have seen significant growth in these markets and are serving them with our Exactacoat, Flexicoat and Hypersonic products.

In the electronics, medical device and WideTrack coating markets, it has been incumbent upon us to focus our attention and resources on the development of a much greater international presence.  We believe we have accomplished this and plan to continue our marketing efforts.  Our international sales have risen from approximately 20% of total revenues in Fiscal Year 2003 to approximately 55% today.

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

Liquidity and Capital Resources

Working Capital – Our working capital decreased $24,000 from a working capital of $2,898,000 at February 28, 2009 to $2,874,000 at August 31, 2009.  The Company’s current ratio is 3.71 to 1 at August 31, 2009 as compared to 3.5 to 1 at February 28, 2009.

Stockholders’ Equity – Stockholder’s Equity decreased $102,000 from $3,532,000 at February 28, 2009 to $3,430,000 at August 31, 2009. The decrease is a result of the net loss of $129,000, and an adjustment for stock based compensation expense of $27,000.

Operating Activities – Our operating activities provided $167,000 of cash for the six months ended August 31, 2009 as compared to using $943,000 for the six months ended August 31, 2008.  During the current period accounts receivable decreased $102,000, prepaid expenses decreased $41,000 and our inventory increased $11,000.  The overall decrease in these assets was offset by the net loss of $129,000 for the six months ended August 31, 2009 and a decrease in accounts payable and accrued expenses of $73,000.  In addition, we incurred non-cash expenses of $155,000 for depreciation and $27,000 for stock based compensation expense.

Investing Activities – We used $115,000 for the purchase of capital equipment and $8,000 for patent application costs during the six months ended August 31, 2009. We used $84,000 for the purchase of capital equipment and $18,000 for patent application costs during the six months ended August 31, 2008.

Financing Activities – For the six months ended August 31, 2009, we used $12,000 for the repayment of our notes payable.  For the six months ended August 31, 2008, we used $8,000 in financing activities resulting from the repayment of our notes payable of $14,000 and $6,000 from the proceeds of stock option exercises.

Results of Operations

For the six months ended August 31, 2009, our sales decreased $77,000 or 2% to $3,149,000 as compared to $3,226,000 for the six months ended August 31, 2008. For the three months ended August 31, 2009, our sales increased $79,000 to $1,684,000 as compared to $1,605,000 for the three months ended August 31, 2008.  Our sales for the three month period ended August 31, 2009 were improved over the same period last year due to additional sales of fluxer units, nozzles, stentcoaters, and WideTrack units.  Also, our sales for the second quarter increased by 15% over our first quarter sales and we expect to see a similar increase in the third quarter.  Although we can provide no assurance, based on our increasing backlog of anticipated sales, we expect to see a profitable third quarter to follow our profitable second quarter.

Our gross profit increased $18,000 to $1,565,000 for the six months ended August 31, 2009 from $1,547,000 for the six months ended August 31, 2008.  The gross profit margin was 50% of sales for the six months ended August 31, 2009 and 48% of sales for the six months ended August 31 2008.  Our gross profit increased $149,000 to $907,000 for the three months ended August 31, 2009 as compared to $758,000 for the three months ended August 31, 2008.  Our gross profit margin was 54% for the three months ended August 31, 2009 and 47% for the three months ended August 31, 2008.  The improvement in our gross profit margin for the three months ended August 31, 2009 was due to an increase in a more profitable mix of products being sold when compared to the three months ended August 31, 2008 and our direct and indirect labor costs decreased during the three months ended August 31, 2009.

Research and product development costs decreased $78,000 to $341,000 for the six months ended August 31, 2009 from $419,000 for the six months ended August 31, 2008 and $44,000 to $170,000 for the three months ended August 31, 2009 from $214,000 for the three months ended August 31, 2008.  The decreases were principally due to a decrease in salary expense related to a decrease in engineering personnel in the current periods.

Marketing and selling costs increased $22,000 to $866,000 for the six months ended August 31, 2009 from $844,000 for the six months ended August 31, 2008 and $27,000 to $457,000 for the three months ended August 31, 2009 from $430,000 for the three months ended August 31, 2008. During the six months ended August 31, 2009 and the three months ended August 31, 2009, we saw an increase in international commission expense, and depreciation related to sales equipment.  The increase in these expenses was offset by decreases in travel and trade show expenses and salary expense.

General and administrative costs decreased $118,000 to $488,000 for the six months ended August 31, 2009 from $606,000 for the six months ended August 31, 2008 and $58,000 to $240,000 for the three months ended August 31, 2009 from $298,000 for the three months ended August 31, 2008.  The decreases were principally due to voluntary decrease in officer salary expense and a decrease in stock based compensation expense.

We incurred a net loss of $129,000 for the six months ended August 31, 2009 as compared to a net loss of $308,000 for the six months ended August 31, 2008.  During the three months ended August 31, 2009 we had net income of $41,000 as compared to a net loss of $177,000 for the three months ended August 31, 2008.  Our results for the three months ended August 31, 2009 were improved over the same period last year due to an improvement in our gross profit margin and reductions in salary expenses due to a decrease in personnel and voluntary salary decreases.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions.  The Company believes that critical accounting policies are limited to those described below.  For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2009.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,504,000 in cash, the market rate risk associated with changing interest rates in the United States is not material

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’).  Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2009.  Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
The following matters were voted upon at the Company’s annual meeting of shareholders held on August 20, 2009:

1.	The election of one (1) director of the Company to serve until the Company’s 2010 annual meeting of shareholders.

	For	Against
Eric Haskell	11,089,063	364,715
There were no broker non-votes.

2.	The election of three (3) directors of the Company to serve until the Company’s 2011 annual meeting of shareholders.

	For	Against
Christopher L. Coccio	9,974,894	1,478,884
Joseph Riemer	10,132,326	1,421,452
Philip Strasburg	10,125,326	1,428,452
There were no broker non-votes.

Edward J. Handler, Donald F. Mowbray and Samuel Schwartz, who were not standing for re-election, continued to serve as Directors following the annual meeting.

3.
The ratification of the appointment of Sherb & Co., LLP as the Company’s independent auditors for the fiscal year ending February 28, 2010.

For 11,344,385; Against 72,893; Abstained 36,500
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

Dated: October 13, 2009

SONO-TEK CORPORATION
              (Registrant)

By: /s/ Christopher L. Coccio
      Christopher L. Coccio
      Chief Executive Officer

By: /s/ Stephen J. Bagley
      Stephen J. Bagley
      Chief Financial Officer