Form 10-Q
period 2009-11-30
SONO TEK CORP
filed 2010-01-12
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   |  | Yes   |  | No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|             Accelerated Filer |_|       Smaller reporting company |X|
Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	January 6, 2010
Common Stock, par value $.01 per share	14,437,511

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – November 30, 2009 (Unaudited) and February 28, 2009	1

Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2009 and 2008 (Unaudited)	2

Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2009 and 2008 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	13

Item 4 – Controls and Procedures	13

Part II - Other Information	14

Signatures and Certifications	15 -19

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	February 28,
	2009	2009
Current Assets:	Unaudited
Cash and cash equivalents	$1,799,806	$1,472,054
Accounts receivable (less allowance of $31,500 and
$18,500 at November 30 and February 28, respectively)	1,089,729	801,290
Inventories	1,808,894	1,663,574
Prepaid expenses and other current assets	40,557	98,805
Total current assets	4,738,986	4,035,723

Equipment, furnishings and leasehold improvements (less accumulated depreciation
of $1,473,346 and $1,274,793 at November 30 and February 28, respectively)	434,477	588,109
Intangible assets, net	70,123	57,778
Other assets	7,171	7,171

TOTAL ASSETS	$5,250,757	$4,688,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$445,997	$385,825
Accrued expenses	448,892	405,033
Customer Deposits	400,514	73,380
Line of Credit - Bank	350,000	250,000
Current maturities of long term debt	17,831	23,633
Total current liabilities	1,663,234	1,137,871

Long term debt, less current maturities	7,435	19,220
Total liabilities	1,670,669	1,157,091

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized,
14,415,214 and 14,414,714 shares issued and outstanding,
respectively at November 30 and February 29	144,152	144,148
Additional paid-in capital	8,532,112	8,490,071
Accumulated deficit	(5,096,176)	(5,102,529)
Total stockholders’ equity	3,580,088	3,531,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,250,757	$4,688,781

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended November 30		Three Months Ended November 30
	Unaudited		Unaudited
	2009	2008	2009	2008

Net Sales	$5,128,933	$4,808,012	$1,980,321	$1,582,010
Cost of Goods Sold	2,498,038	2,639,190	913,949	960,262
Gross Profit	2,630,895	2,168,822	1,066,372	621,748

Operating Expenses
Research and product development costs	524,992	625,906	184,442	206,448
Marketing and selling expenses	1,357,285	1,371,575	491,461	527,820
General and administrative costs	743,819	860,277	255,761	253,979
Total Operating Expenses	2,626,096	2,857,759	931,664	988,247

Operating (Loss) Income	4,799	(688,937)	134,708	(366,499)

Interest Expense	(7,201)	(3,085)	(1,669)	(1,605)
Interest Income	1,551	12,021	308	1,519
Other Income	5,661	7,549	1,886	1,887

(Loss) Income from Operations Before Income Taxes	4,810	(672,452)	135,233	(364,698)

Income Tax Expense (Benefit)	(1,543)	611,586	-	611,586

Net (Loss) Income	$6,353	$(1,284,038)	$135,233	$(976,284)

Basic Earnings (Loss) Per Share	$0.00	$(0.09)	$0.01	$(0.07)

Diluted Earnings (Loss) Per Share	$0.00	$(0.09)	$0.01	$(0.07)

Weighted Average Shares - Basic	14,414,889	14,372,056	14,415,214	14,386,864

Weighted Average Shares - Diluted	14,459,671	14,372,056	14,535,372	14,386,864

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30,
	Unaudited
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6,353	$(1,284,038)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	229,319	170,995
Stock based compensation expense	41,836	96,956
Gain on sale of equipment	60,862	57,643
Allowance for doubtful accounts	13,000	-
Decrease (Increase) in:
Accounts receivable	(301,439)	(323,918)
Inventories	(145,320)	(122,369)
Prepaid expenses and other current assets	58,248	20,146
Deferred tax asset	-	611,586
(Decrease) Increase in:
Accounts payable and accrued expenses	104,031	(53,732)
Customer Deposits	327,134	(134,158)
Net Cash Provided by (Used In) Operating Activities	394,024	(960,889)

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(16,929)	(26,917)
Purchase of equipment and furnishings	(131,966)	(363,988)
Net Cash (Used In) Investing Activities	(148,895)	(390,905)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	210	22,140
Proceeds from note payable – Bank	-	17,590
Proceeds from Line of Credit – Bank	350,000	250,000
Repayment of Line of Credit – Bank	(250,000)	-
Repayments of notes payable and loans	(17,587)	(20,487)
Net Cash Provided by Financing Activities	82,623	269,243

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	327,752	(1,082,551)

CASH AND CASH EQUIVALENTS
Beginning of period	1,472,054	2,339,550
End of period	$1,799,806	$1,256,999

SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,923	$3,086
Taxes Paid	$0	$0

See notes to consolidated financial statements.

SONO-TEK CORPORATION
Notes to Consolidated Financial Statements
Nine Months Ended November 30, 2009 and 2008

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York Corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation (“SCS”), whose operations have been discontinued.  There have been no operations of this subsidiary since Fiscal Year Ended February 28, 2002.

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short term certificates of deposit with original maturities of 90 days or less.  The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank.  At November 30, 2009 and February 28, 2009, the Company had $1,322,416 and $1,121,241 over the insurable limit, respectively.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $68,786 and $64,202 at November 30, 2009 and February 28, 2009, respectively. Annual amortization expense of such intangible assets is expected to be $5,300 per year for the next five years.

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

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2:  INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2009	2009

Finished goods	$907,078	$811,119
Work in process	615,720	553,447
Consignment	9,042	9,042
Raw materials and subassemblies	619,252	596,164
Total	2,151,092	1,969,772
Less: Allowance	(342,198)	(306,198)
Net inventories	$1,808,894	$1,663,574

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares.  The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted.  Options granted under the 1993 Plan expire on various dates through 2013. As of November 30, 2009, there were 62,500 options outstanding under the 1993 Plan and 1,147,065 options outstanding under the 2003 plan.

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

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model.  The weighted-average Black-Scholes assumptions are as follows:

	2010	2009
Expected life	4 years	4 years
Risk free interest rate	1.07% - 3.13%	1.8% - 3.13%
Expected volatility	56% - 137%	55% - 70%
Expected dividend yield	0%	0%

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

For the nine months ended November 30, 2009 and 2008, net income and earnings per share reflect the actual deduction for stock-based compensation expense.   The impact of applying ASC 718 approximated $41,836 and $96,956 in additional compensation expense during the nine months ended November 30, 2009 and 2008, respectively.  Such amounts are included in general and administrative expenses on the statement of operations.  The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2009 and 2008 are calculated as follows:

	Nine Months Ended November 31,		Three Months Ended November 30,
	2009	2008	2009	2008

Denominator for basic earnings per share	14,414,889	14,372,056	14,415,214	14,386,864

Dilutive effect of stock options	44,782	-	120,158	-

Denominator for diluted earnings per share	14,459,671	14,372,056	14,535,372	14,386,864

Due to the net loss for the three and nine month periods ended November 30, 2008, the effect of stock options is not used in the calculation of diluted earnings per share. The inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 6: REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 3.25% at November 30, 2009. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2009, the Company’s outstanding balance was $350,000, and the unused credit line was $150,000.

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

Past history shows the cyclical nature of the electronics business.  This cycle, coupled with the increasing trend toward moving electronics production offshore, created a need to diversify.  As expected, our US based electronics business experienced a significant decline as a result of the recent recession.  We have been able to offset this reduction in US electronics sales with an increase in our international electronics and medical device sales, as well as with new clean energy applications involving coatings on fuel cells and solar cells.  We are also beginning to see some revival in the electronics business.

The creation of technological innovations and the expansion into new geographical markets requires the investment of both time and capital. Although there is no guarantee of success, we expect that over time, these newer markets will be the basis for Sono-Tek’s continued growth and will contribute to future profitability.

Liquidity and Capital Resources

Working Capital – Our working capital increased $178,000 from a working capital of $2,898,000 at February 28, 2009 to $3,076,000 at November 30, 2009.  The Company’s current ratio is 2.8 to 1 at November 30, 2009 as compared to 3.5 to 1 at February 28, 2009.

Stockholders’ Equity – Stockholder’s Equity increased $48,000 from $3,532,000 at February 28, 2009 to $3,580,000 at November 30, 2009. The increase is a result of net income of $6,000, and an adjustment for stock based compensation expense of $42,000.

Operating Activities – Our operating activities provided $394,000 of cash for the nine months ended November 30, 2009 as compared to using $961,000 for the nine months ended November 30, 2008.  During the nine months ended November 30, 2009, accounts receivable increased $301,000, inventory increased $145,000, prepaid expenses decreased $58,000, accounts payable and accrued expenses increased $104,000 and customer deposits increased $327,000.  In addition, we incurred non-cash expenses of $229,000 for depreciation and amortization, $42,000 for stock based compensation expense and $13,000 for bad debt expense.

Investing Activities – We used $132,000 for the purchase of capital equipment and $17,000 for patent application costs during the nine months ended November 30, 2009. We used $364,000 for the purchase of capital equipment and $27,000 for patent application costs during the nine months ended November 30, 2008.

Financing Activities – Our financing activities provided $83,000 of cash for the nine months ended November 30, 2009 as compared to providing $269,000 for the nine months ended November 30, 2008.  For the nine months ended November 30, 2009, we used $18,000 for the repayment of our notes payable and $250,000 for the repayment of our line of credit. During the current period, the repayment of our notes payable and line of credit was offset by proceeds of our line of credit by $350,000.

Results of Operations

For the nine months ended November 30, 2009, our sales increased $321,000 or 7% to $5,129,000 as compared to $4,808,000 for the nine months ended November 30, 2008. For the three months ended November 30, 2009, our sales increased $398,000 to $1,980,000 as compared to $1,582,000 for the three months ended November 30, 2008.  Our sales for the three month period ended November 30, 2009 were improved over the same period last year due to additional sales of stentcoaters, WideTrack units and our programmable XYZ precision coating units.

Our gross profit increased $462,000 to $2,631,000 for the nine months ended November 30, 2009 from $2,169,000 for the nine months ended November 30, 2008.  The gross profit margin was 51% of sales for the nine months ended November 30, 2009 and 45% of sales for the nine months ended November 30, 2008.  Our gross profit increased $444,000 to $1,066,000 for the three months ended November 30, 2009 as compared to $622,000 for the three months ended November 30, 2008.  Our gross profit margin was 54% for the three months ended November 30, 2009 and 39% for the three months ended November 30, 2008.  The improvement in our gross profit margin for the three months ended November 30, 2009 was due to an increase in a more profitable mix of products being sold when compared to the three months ended November 30, 2008.  In addition, during the three months ended November 30, 2008 our gross profit margin was negatively affected by a $75,000 increase in our inventory reserve for our electronics products lines.

Research and product development costs decreased $101,000 to $525,000 for the nine months ended November 30, 2009 from $626,000 for the nine months ended November 30, 2008 and $22,000 to $184,000 for the three months ended November 30, 2009 from $206,000 for the three months ended November 30, 2008.  The decreases were principally due to a decrease in salary expense related to a decrease in engineering personnel and decreases in research materials expense in the current periods.

Marketing and selling costs decreased $15,000 to $1,357,000 for the nine months ended November 30, 2009 from $1,372,000 for the nine months ended November 30, 2008 and $37,000 to $491,000 for the three months ended November 30, 2009 from $528,000 for the three months ended November 30, 2008.  During the nine months ended November 30, 2009 and the three months ended November 30, 2009, we saw an increase in international commission expense, and depreciation related to sales equipment.  The increase in these expenses was offset by decreases in travel and trade show expenses and salary expense.

General and administrative costs decreased $116,000 to $744,000 for the nine months ended November 30, 2009 from $860,000 for the nine months ended November 30, 2008 and $2,000 to $256,000 for the three months ended November 30, 2009 from $254,000 for the three months ended November 30, 2008.  The decreases were principally due to voluntary decrease in officer salary expense and a decrease in stock based compensation expense.

We had net income of $6,000 for the nine months ended November 30, 2009 as compared to a net loss of $1,284,000 for the nine months ended November 30, 2008.  During the three months ended November 30, 2009 we had net income of $135,000 as compared to a net loss of $976,000 for the three months ended November 30, 2008.  Our results for the three months ended November 30, 2009 were improved over the same period last year due to an increase in sales, an improvement in our gross profit margin and reductions in salary expenses due to a decrease in personnel and voluntary salary decreases.  In addition, during the three months ended November 30, 2008, we increased the valuation reserve of our deferred tax asset by $612,000, which increased our loss during that period.  Our net income for the current period does not reflect any deferred tax adjustments.

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

Stock-Based Compensation
The computation of the expense associated with stock-based compensation requires the use of a valuation model.  ASC 718 is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  ASC 718 requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Impact of New Accounting Pronouncements

Revenue Recognition – Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,800,000 in cash, the market rate risk associated with changing interest rates in the United States is not material

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’).  Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2009.  Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 12, 2010

SONO-TEK CORPORATION
              (Registrant)

/s/ Christopher L. Coccio
By: ____________________________________
Christopher L. Coccio
Chief Executive Officer

/s/ Stephen J. Bagley
By: ____________________________________
Stephen J. Bagley
Chief Financial Officer