Form 10-K
period 2010-02-28
SONO TEK CORP
filed 2010-05-24
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2010

Commission File Number: 0-16035

SONO-TEK CORPORATION
(Name of registrant as specified in its charter)

NEW YORK	14-1568099
(State or other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

12547	2012 Route 9W, Milton, New York
(Zip Code)	(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code:  (845) 795-2020

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value
(Title of Class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.         |_| Yes   |X| No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.           |_| Yes   |X| No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     |X| Yes   |  | No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             |_| Yes   |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   |_|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer |_|  Accelerated Filer |_|  Non-accelerated Filer |_|  Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     |_| Yes   |X| No

The Issuer had revenues of $7,242,324 for the Fiscal Year ended February 28, 2010.

As of August 31, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $8,507,692 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $.70.

The Registrant had 14,437,511 shares of Common Stock outstanding as of May 14, 2010.

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

5.
WideTrack – Wide area modular coating system – One module can cover substrates from 6 inches to 24 inches wide, depending on the application.  Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A number of systems have been sold over the past four years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites.  It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray.  It is designed to be used in applications that require efficient web-coating or wide area spraying capability.  The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use less chemicals, water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles.  This also results in reduced environmental impact due to less overspray.  We recently sold our first WideTrack coater for application in various food processing plants.  The sale was based on the projected savings of chemicals and energy, which could provide a recoupment of investment in less than a year for the capital equipment.

6.
Advanced Energy Applications – We now offer a line of equipment for applications involving coatings for fuel cell membranes and solar energy panels.  This equipment is offered in bench-top configurations as our Exactacoat product and standalone as our Flexicoat product.  These are robotic XYZ platforms that position our nozzle systems in a precise application pattern.  We have also introduced a new product, the Hypersonic,  a high speed reciprocator spraying system for this market.  We have seen increasing sales in these growing industries, especially when combined with a novel ultrasonic syringe pump to agitate and suspend the carbon based suspensions needed in fuel cell applications.

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

We also sell a Laboratory Ultrasonic Spray Drying System – the SonoDry Ultrasonic Spray Dryer. All SonoDry Spray Dryers are supplied with Sono-Tek’s unique non-clogging ultrasonic atomizing nozzle incorporated into them. SonoDry systems also have the ability to use a traditional twin-fluid air atomizing nozzle system as well. Nozzle requirements can be specified by the customer depending on application needs. The machines can handle both aqueous and solvent based liquids. All systems include software that allows for recipe storage and complete data logging of all system functions.    SonoDry is of particular importance to product and process developers in the following industries: pharmaceuticals (e.g. for drug actives and intermediates, enzymes and low molecular weight proteins), foods (e.g. for nutriceuticals, herbal extracts and flavors) and specialty chemicals (e.g. for fragrances, cosmetics ingredients and nano-scale particles).

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

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology.  We expended approximately $718,000 and $804,000 for Fiscal Years 2010 and 2009, respectively, on new engineering and product development.  In addition, we added application engineers to our sales organizations, and these engineers work closely with customers and technical staff to develop new applications for our technology and equipment.

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

During the fiscal year ended February 28, 2010, we have made significant progress on building our intellectual property portfolio.  We have a patent pending covering a new design for our entire line of nozzle systems.  We have also applied for patents on the following projects:

-	New air shaping technology (US - Chinese patent applications).
-	New ultrasonic food processing design and process.
-	New type of ultrasonic syringe pump for fuel cell liquids and other nano particle suspensions.

In addition, the United States Patent and Trademark Office granted us a patent for a process for coating three dimensional substrates with thin organic films and products.  This process uses our ultrasonic nozzles to produce micro-droplets in a vacuum chamber, which then produce a smooth, continuous, uniform conformal coating on various surfaces such as cardiovascular stents, diabetes monitors and other implantable medical devices.  We also were recently granted a patent for a novel ultrasonic nozzle design based on ceramic materials, that can achieve very high frequencies, smaller droplets and higher flow rates.

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

Significant Customers

One customer accounted for 6.8% of our sales for Fiscal Year ended February 28, 2010.

Foreign and Export Sales

During Fiscal Years 2010 and 2009, sales to foreign customers accounted for approximately    $4,736,000 and $3,785,000, or 65% and 59% respectively, of total revenues.

Employees

As of February 28, 2010, we employed forty-four full-time employees and seven part-time employees.  We believe that relations with our employees are generally good.

Available Information

We have filed reports, proxy statements and other information with the Securities and Exchange Commission.  Copies of our reports, proxy statements and other information may be inspected and copied at the public reference facilities maintained by the SEC, at SEC, Public Reference Section, 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy statements and other information regarding us.  The address of the SEC website is http://www.sec.gov.  We will also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge available through our website at http://www.sono-tek.com as soon as reasonably practicable after filing electronically such material with the SEC.  Copies are also available, without charge, from Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

ITEM 1A	RISK FACTORS – Not Required for Smaller Reporting Companies.

ITEM 1B	UNRESOLVED STAFF COMMENTS - None.

ITEM 2	DESCRIPTION OF PROPERTIES

Our offices, product development, manufacturing and assembly facilities are located in an industrial park in Milton, New York. We presently lease, on a month to month basis, a 13,000 square foot building and 6,000 square feet of additional office and storage space in an adjacent building.  Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.

We presently maintain a sales and service office in Hong Kong and an equipment demonstration room in Shenzhen, China.  The office and demonstration room are located on the premises of one of our product distributors.

ITEM 3	LEGAL PROCEEDINGS – None

ITEM 4	RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades in the over-the-counter market on the OTC Bulletin Board.  The following table sets forth the range of high and low closing bid quotations for our Common Stock for the periods indicated.

	YEAR ENDED		YEAR ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2010		2009
	HIGH	LOW	HIGH	LOW
First Quarter	$0.55	$0.40	$1.15	$0.74
Second Quarter	0.72	0.42	1.15	0.75
Third Quarter	1.25	0.62	0.89	0.40
Fourth Quarter	1.40	0.97	0.65	0.26

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of May 10, 2010, there were 221 shareholders of record of our Common Stock, according to our stock transfer agent.  We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock.  The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

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

Overview

Sono-Tek has developed a unique and proprietary series of ultrasonic atomizing nozzles, which are being used in an increasing variety of electronic, advanced energy, medical, industrial, and nanotechnology applications.  These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles.  These characteristics create a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved.  When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact and lower energy use.

Market Diversity

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

In recent years we have diversified our product lines.  For example, we have successfully entered into the medical device market.  To accomplish this goal, we have focused engineering resources on the medical device market, with an emphasis on providing coating solutions for the newest generations of drug coated stents and other implantable devices.  We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers.  Sono-Tek’s stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings.  We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials.  We have also introduced and sold a production oriented stent coater known as Medicoat II.  We are also selling an increasing number of specialized medical implant coating devices now.

Another effort that has stimulated an increase in business has been the development of the WideTrack coating system, a broad-based platform for applying a variety of coatings to moving webs of glass, textiles, plastic, metal, food products and packaging materials.  The WideTrack is a long-term product and market development effort.  Thus far, we have made successful inroads with WideTrack systems into the glass, medical textile (bandages), textiles and food industries.  Some of these applications involve nano-technology based liquids.  We believe there is an excellent fit between the thin, precise films required in nano-technology coating applications and our ultrasonic nozzle systems, as employed in the WideTrack system.

More recently, we have also invested time and money in developing equipment solutions for applications in the solar cell and fuel cell clean energy markets.  We have seen significant growth in these markets and are serving them with our Exactacoat, Flexicoat and Hypersonic products.  We now have four diversified market/application areas, which creates a stable base for all of our business.

In our four core areas: the electronics, medical device, advanced energy and WideTrack coating markets, it has been incumbent upon us to focus our attention and resources on the development of a much greater international presence.  We believe we have accomplished this and plan to continue our marketing efforts.  Our international sales have risen from approximately 20% of total revenues in Fiscal Year 2003 to approximately 60% today.  This geographic market diversity in North America, Europe, Latin America and Asia is expected to provide us with additional business stability going forward.

The creation of technological innovations and markets and the expansion into new geographical markets requires the investment of both time and capital. Although there is no guarantee of success, we expect that over time, these newer markets will be the basis for Sono-Tek’s continued growth and will contribute to future profitability.

Liquidity and Capital Resources

Working Capital - Our working capital increased $177,000 from a working capital of $2,898,000 at February 28, 2009 to $3,075,000 at February 28, 2010.   The increase in working capital is primarily a result of the current year’s net income.  Our current ratio is 3 to 1 at February 28, 2010, as compared to 3.5 to 1 at February 28, 2009.

Stockholders’ Equity - Stockholders' equity increased $138,000 from $3,532,000 at February 28, 2009 to $3,670,000 at February 28, 2010.  The increase in stockholders’ equity is the result of the current year’s net income of $82,000 and stock based compensation of $57,000.

Operating Activities – Our operating activities provided $494,000 of cash for the year ended February 28, 2010 as compared to using $792,000 for the year ended February 28, 2009. During the year ended February 28, 2010, we had net income of $82,000, accounts receivable increased $171,000, inventories increased $94,000, prepaid expenses decreased $41,000 and accounts payable and accrued expenses increased $272,000.  In addition, we incurred non-cash expenses of $310,000 for depreciation and amortization and $57,000 for stock based compensation expense.

Investing Activities -   For the year ended February 28, 2010, we used $255,000 in our investing activities as compared to using $339,000 for the year ended February 28, 2009.  In 2010 and 2009, we used $290,000 and $367,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In addition, in 2010 and 2009 we used $26,000 and $29,000, respectively, for patent application costs.  The purchases of equipment and patent costs were offset by the sale of depreciable equipment of $61,000 and $58,000 during the years ended February 28, 2010 and 2009, respectively.

Financing Activities – Our financing activities provided $76,000 of cash for the year ended February 28, 2010 as compared to providing $264,000 for the year ended February 28, 2009. During the year ended February 28, 2010, proceeds of $350,000 from our line of credit was offset by the repayment of our line of credit of $250,000 and the repayments of notes payable of $24,000.

We currently have a revolving credit line of $500,000 and a $150,000 equipment purchase facility, both of these are with a bank.  At February 28, 2010, we had $350,000 outstanding borrowings under the line of credit.  The revolving credit line is collateralized by all of the assets of the Company and requires a 30 day annual payoff.

We had outstanding borrowings of $19,000 under the equipment facility at February 28, 2010.  The borrowings have repayment terms which vary from 36 – 60 months and bear interest at rates from 5.2% to 6.6%.

Results of Operations

For the year ended February 28, 2010, our sales increased by $833,000 to $7,242,000 as compared to $6,409,000 for the year ended February 28, 2009.  For the year ended February 28, 2010, we experienced an increase in sales of our programmable XYZ precision coating units, stent coater units, SonoFlux EZ units and Hypersonic units.  For the year ended February 28, 2010, we experienced a decrease in sales of fluxer units, widetrack units and spray dryer systems when compared to the prior year.  Our sales to customers located in Asian countries increased by $436,000 or 23% for the year ended February 28, 2010. Our sales to US based customers were flat for the year ended February 28, 2010.

Our gross profit increased $824,000, to $3,674,000 for the year ended February 28, 2010 from $2,850,000 for the year ended February 28, 2009.  Our gross margin percentage was 51% for the year ended February 28, 2010 compared to 44% for the year ended February 28, 2009.  For the year ended February 28, 2010, our gross profit margin was positively impacted by the increase in sales of both stent coater units and XYZ precision coating units.

Research and product development costs decreased $86,000 to $718,000 for the year ended February 28, 2010 as compared to $804,000 for the year ended February 28, 2009.  The decrease is due to decreased engineering personnel, engineering materials and insurance expense.

Marketing and selling costs decreased $39,000 to $1,802,000 for the year ended February 28, 2010 from $1,841,000, for the year ended February 28, 2009.  During the year ended February 28, 2010, we decreased our trade show and travel expenses by approximately $154,000 when compared to the prior year.  In addition, we also saw a decrease in salaries, insurance and miscellaneous expenses.  The decrease in these expenses was offset by an increase in international commission expense which is attributable to our increase in international sales.

General and administrative expense decreased $51,000 to $1,072,000 for the year ended February 28, 2010 from $1,123,000, for the year ended February 28, 2009.  During the year ended February 28, 2010, we saw a decrease in salaries, insurance, stock based compensation expense and miscellaneous expenses.  The decrease in these expenses was offset by an increase in bad debt expense due to the bankruptcy of one customer, increased bank fees, corporate expense and professional fees.

Interest income decreased $10,000 to $2,000 for the year ended February 28, 2010 as compared to $12,000 for the year ended February 28, 2009.  The decrease in interest income is due to the drop in interest rates that continued during the year ended February 28, 2010 and our decision to not invest our cash because of the economic volatility that was taking place in the credit markets and maintaining a lower cash balance.  Our present investment policy is to invest excess cash in short term commercial paper with an S & P rating of at least A1+.

Interest expense increased $4,000 to $10,000 for the year ended February 28, 2010 as compared to $6,000 for the year ended February 28, 2009.  The increase in interest expense is due to the additional borrowing under our line of credit.

Income tax expense decreased $614,000 to a benefit of  $2,000 for the year ended February 28, 2010 as compared to an income tax expense of $612,000 for the year ended February 28, 2009.  During the year ended February 28, 2009, we increased the valuation reserve of our deferred tax asset resulting in the recognition of tax expense of  $612,000.  The increase in the valuation reserve was a non-cash expense item.    The increase in the valuation reserve was based on our estimate of our ability to utilize the current net operating loss carry-forwards.  In the future, we may adjust the valuation reserve based upon our return to consistent profitable operations.

For the year ended February 28, 2010, we had net income of $82,000 compared to a net loss of ($1,513,000) for the year ended February 28, 2009.  The improvement in our net income is due to an increase in sales, an improved profit margin, a reduction in operating expenses and a decrease in tax expense.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2010. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	69	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	73	Director*
Eric Haskell, CPA	63	Director*
Donald F. Mowbray	72	Director
Joseph Riemer	61	President and Director
Samuel Schwartz	90	Chairman Emeritus and Director
Philip A. Strasburg, CPA	71	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes.  The directors in each class serve for a term of two years.  The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company.  The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2010. The terms of Dr.’s Coccio and Riemer and Mr. Strasburg run until the annual meeting to be held in 2011, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company’s Board of Directors has an Audit Committee composed of Edward J. Handler,  Eric Haskell, CPA and Philip A. Strasburg, CPA, as Chairman of the Audit Committee. The “audit committee financial expert” designated by the Board is Philip A. Strasburg.  The Company considers Mr. Strasburg to be an “independent director”.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	47	Chief Financial Officer
Christopher L. Coccio	69	Chief Executive Officer, Chairman and a Director
Vincent F. DeMaio	72	Vice President - Director of Programs
R. Stephen Harshbarger	42	Vice President – Director of Advanced Energy SBU
Joseph Riemer	61	President and Director

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.  There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990.  Mr. Bagley is a volunteer member of the Audit and Finance Committee for the New Paltz Central School District.

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

Key attributes, Experience and Skills: Dr. Coccio brings his strategic vision for our Company to the Board together with his leadership, business experience and investor relations skills.  Dr. Coccio has an immense knowledge of our Company and its related applications which is beneficial to the Board.  Dr. Coccio’s service as Chairman and CEO bridges a critical gap between the Company’s management and the Board, enabling the Board to benefit from management’s perspective on the Company’s business while the Board performs its oversight function.

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

Key attributes, Experience and Skills: Mr. Handler’s extensive experience as an attorney enables him to bring valuable strategic insights to the Board.  Mr. Handler’s past experience as the Company’s intellectual property attorney provides him with an in depth knowledge of the Company and its related market applications.  Mr. Handler also brings leadership and oversight experience to the Board.

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

ERIC HASKELL, CPA has been a Director since August 2009. He has over 30 years of experience in senior financial positions at several public and private companies.  He has significant expertise in the areas of acquisitions and divestitures, strategic planning and investor relations.  From December 2005 through March 2008, Mr. Haskell served as the Executive Vice President and Chief Financial Officer of SunCom Wireless Holdings, Inc., a company providing digital wireless communications services which was publicly traded until its merger with a wholly-owned subsidiary of T-Mobile USA, Inc. in February 2008.  He also served as a member of the SunCom’s Board of Directors from November 2003 through May 2007.  From 1989 until April 2004, Mr. Haskell served as the Chief Financial Officer of Systems & Computer Technology Corp., a NASDAQ listed software and services corporation.  Mr. Haskell has served on the Board of the Philadelphia Ronald McDonald House since 1996 and currently serves as Chairman of its Finance Committee.  Mr. Haskell received his Bachelors Degree in Business Administration from Adelphi University in 1969.

Key attributes, Experience and Skills: Mr. Haskell’s training and extensive experience in financial management at both public and private companies provide the Board with valuable insights.  Mr. Haskell’s significant experience in acquisitions and divestitures and investor relations bring strategic judgement and experience to the Board.  Mr. Haskell’s strong operational and business background complement his accounting and finance experience and are valuable resources to the Board as it exercises its oversight duties and support of the Company’s growth strategies.

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

Key attributes, Experience and Skills: Dr. Mowbray’s extensive research and managerial experience enables him to bring valuable insights to the Board.  His knowledge of the Company’s products and their market applications enable him to bring a unique perspective to the Board.  Dr. Mowbray also brings leadership and oversight experience to the Board.

DR. JOSEPH RIEMER joined the Company in January 2007 as Vice President of Engineering, became a Director in August 2007 and was appointed President in September 2007. Dr. Riemer holds a Ph.D. in Food Science and Technology from the Massachusetts Institute of Technology (MIT), focusing on food technology, food chemistry, biochemical analysis, and food microbiology. His experience includes seven years with Pfizer in its Adams Confectionary Division, where he was Director, Global Operations Development. Dr. Riemer has also held leading positions with several food, food ingredients, and personal care products companies. He has served in the capacities of research and development, operations, and general management. Prior to joining the Company, he was a management consultant serving clients in the food, biotech and pharmaceutical industries

Key attributes, Experience and Skills: Dr. Riemer’s extensive research and management experience enables him to bring valuable insights to the Board.  His extensive experience in the biotech, food and pharmaceutical industries bring specific product application insights to the Board.  Dr. Riemer’s service as President helps to bridge the gap between the Company’s management and the Board.  Dr. Riemer also brings leadership and oversight experience to the Board.

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

Key attributes, Experience and Skills: Mr. Schwartz’s long-time experience as a businessman and manufacturer enables him to bring valuable operational insights to the Board.  Mr. Schwartz’s experience as former Chairman of the Board enable him to bring operational insights to the Board. Mr. Schwartz also brings leadership and oversight experience to the Board.

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

Key attributes, Experience and Skills: Mr. Strasburg’s training and extensive experience in auditing provide the Board with valuable insights and skills necessary to lead the Audit Committee.  Mr. Strasburg’s strong operational and business background complement his accounting and finance experience, and are valuable resources to the Board as it exercises its oversight duties and support of the Company’s growth strategies.

(b)	Identification of Certain Significant Employees

Not applicable.

(c)	Family Relationships

None.

(d)	Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2010, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports, except for two late reports by Dr. Coccio.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2010 and 2009 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2010	190,615	0	0	0	1,446	192,061
CEO, Chairman and Director	2009	191,923	0	0	7,500	3,875	203,298

Joseph Riemer, President	2010	147,368	0	0	22,382	1,214	170,964
	2009	150,298	0	0	18,576	2,660	171,534

R. Stephen Harshbarger	2010	141,599	0	0	0	1,401	143,000
Vice-President	2009	138,758	0	0	0	2,775	141,533

All Other Compensation represents Company contributions to the Company’s 401K plan.

Outstanding Equity Awards At Fiscal Year End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	91,893		0.74	11/12/2014
	50,000		0.74	03/05/2018
	20,000		0.95	05/19/2014
	100,000		1.00	11/12/2014
	225,000		1.75	11/12/2014

Joseph Riemer	11,500	27,500	0.74	03/05/2018
	40,000	10,000	0.95	09/04/2017
	20,000	5,000	1.18	04/13/2017
	50,000	50,000	1.04	10/22/2019

R. Stephen Harshbarger	10,000		0.95	5/19/2014

Estimated Payments and Benefits Upon Termination or Change in Control

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $113,000, Christopher L. Coccio $166,000, R. Stephen Harshbarger $135,000 and Joseph Riemer $125,000.

Compensation of Directors

Each non-employee director receives $500 for each meeting attended. Committee Chairmen and committee members receive $100 for each committee meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors.  For the year ended February 28, 2010, director compensation is as follows:

2010 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	2,000	-	1,453	-	-	-	3,453
Eric Haskell	2,000	-	-	-	-	-	2,000
Donald F. Mowbray	2,500	-	1,453	-	-	-	3,953
Samuel Schwartz	2,500	-	1,453	-	-	-	3,953
Philip Strasburg	2,500	-	1,453	-	-	-	3,953

The number of vested and unvested stock options held by non-employee directors as of February 28, 2010 is as follows:

	Number of Vested Options	Number of Unvested Options

Edward J. Handler	25,000	5,000
Eric Haskell	-	-
Donald F. Mowbray	35,000	5,000
Samuel Schwartz	65,000	5,000
Philip Strasburg	35,000	5,000

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 10, 2010 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock.  Such information has been furnished to the Company by the indicated owners.  Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if	Amount
more than 5%) of	Beneficially
Beneficial owner	Owned	Percent
Directors and Officers
*Christopher L. Coccio	986,1251	6.61%
*Edward J. Handler	127,5082	**
*R. Stephen Harshbarger	10,0003	**
*Eric Haskell	-	**
*Donald F. Mowbray	65,0004	**
*Joseph Riemer	130,2255	**
*Samuel Schwartz	1,585,1476	10.93%
*Philip A. Strasburg	70,0007	**

All Executive Officers and Directors as a Group	3,111,0588	20.38%

Additional 5% owners
Herbert Spiegel	756,931	5.25%
425 East 58th Street
New York, NY 10022

Norwood Venture Corporation	1,084,672	7.52%
65 Norwood Avenue
Montclair, NJ 07043

Norman H. Pessin	721,978	4.29%
366 Madison Avenue
New York, NY 10017

Sandra Pessin	196,588	1.36%
366 Madison Avenue
New York, NY 10017

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY  12547.
** Less than 1%

1	Includes 2,000 shares in the name of Dr. Coccio’s wife and 486,893 options currently exercisable issued under the Company’s Stock Incentive Plans.
2	Includes 61,579 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
3	Represents 10,000 options currently exercisable under the Company’s Stock Incentive Plans.
4	Includes 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
5	Includes 89,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
6	Includes 70,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
7	Includes 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.
8
The group total includes 827,393 options currently exercisable issued under the Company’s Stock Incentive Plans.  The group total includes 75,303 shares and 16,500 exercisable options held by Mr. DeMaio and 250 shares and 45,000 exercisable options held by Mr. Bagley.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders:
1993 Stock Incentive Plan	62,500	$0.71	-
2003 Stock Incentive Plan	1,167,268	$1.13	244,500
Total	1,229,768		244,500

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

Independence of Directors

The Company’s Board of Directors is comprised of five “independent directors”, as that term is defined under NASDAQ rules, and two directors who are not “independent directors”.  The Company’s “independent directors” are Samuel Schwartz, Donald Mowbray, Edward Handler, Eric Haskell and Philip Strasburg. Christopher Coccio and Joseph Riemer are employees of the Company and are therefore not independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Fiscal Years ended February 28, 2010 and 2009, the Company paid or accrued fees of approximately $44,500 and $40,500 for services rendered by Sherb & Co., LLP, its independent auditors.  These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For the Fiscal Years ended February 28, 2010 and 2009, the Company paid or accrued tax preparation fees of approximately $5,500 and $5,500 for services rendered by Sherb & Co., LLP, its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2010 and 2009.

PART IV

ITEM 15	EXHIBITS

Ex. No.	Description
3(a)1	Certificate of Incorporation of the Company and all amendments thereto.
3(b)1	By-laws of the Company as amended.
10(a) 1	Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(b)1	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(c) 4	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(d) 4	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(e) 5	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(f) 5	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(g) 5	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(h) 6	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(i)	Non Plan Stock Option Agreement between Sono-Tek Corporation and Joseph Riemer dated October 22, 2009.
143	Code of Ethics.
212	Subsidiaries of Issuer.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14/15d – 14(a) Certification.
31.2	Rule 13a-14/15d – 14(a) Certification.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
2	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2003.
3	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
4	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
5	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007.
6	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2010 and FEBRUARY 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2010 and February 28, 2009

Consolidated Statements of Operations
For the Years Ended February 28, 2010 and February 28, 2009

Consolidated Statements of Stockholders' Equity
For the Years Ended February 28, 2010 and February 28, 2009

Consolidated Statements of Cash Flows
For the Years Ended February 28, 2010 and February 28, 2009

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Sono-Tek Corporation
Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended February 28, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 28, 2010 and 2009 and the results of their operation and their cash flows for each of the years then ended February 28, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

/S/ SHERB & CO., LLP
Certified Public Accountants
New York, New York
May 18, 2010

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,
	2010	2009
Current Assets:
Cash and cash equivalents	$1,787,516	$1,472,054
Accounts receivable (less allowance of $16,000 and $18,500, respectively)	974,429	801,290
Inventories, net	1,757,153	1,663,574
Prepaid expenses and other current assets	57,775	98,805
Total current assets	4,576,873	4,035,723

Equipment, furnishings and leasehold improvements (less accumulated depreciation of $1,551,532 and $1,274,793)	514,623	588,109
Intangible assets, net	76,913	57,778
Other assets	7,171	7,171

TOTAL ASSETS	$5,175,580	$4,688,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$595,174	$385,825
Accrued expenses	540,610	478,413
Line of credit – Bank	350,000	250,000
Current maturities of long term debt	15,727	23,633

Total current liabilities	1,501,511	1,137,871

Long term debt, less current maturities	3,622	19,220

Total Liabilities	1,505,133	1,157,091

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,437,511 and 14,414,714 issued and outstanding, respectively	144,376	144,148
Additional paid-in capital	8,546,924	8,490,071
Accumulated deficit	(5,020,853)	(5,102,529)

Total stockholders’ equity	3,670,447	3,531,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,175,580	$4,688,781

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28,
	2010	2009

Net Sales	$7,242,324	$6,408,796
Cost of Goods Sold	3,568,174	3,558,356
Gross Profit	3,674,150	2,850,440

Operating Expenses
Research and product development	717,816	804,405
Marketing and selling	1,801,941	1,840,872
General and administrative	1,071,636	1,122,964
Total Operating Expenses	3,591,393	3,768,241

Operating Income (Loss)	82,757	(917,801)

Other Income (Expense):
Interest Expense	(10,214)	(5,560)
Interest Income	1,929	12,335
Other Income	5,661	9,584
Income (Loss) before Income Taxes	80,133	(901,442)
Income Tax Benefit (Expense)	1,543	(611,586)

Net Income (Loss)	$81,676	$(1,513,028)

Basic Earnings (Loss) Per Share	$.01	$(.11)

Diluted Earnings (Loss) Per Share	$.01	$(.11)

Weighted Average Shares – Basic	14,414,969	14,381,857

Weighted Average Shares – Diluted	14,524,417	14,381,857

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2010 AND 2009

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 29, 2008	14,361,091	$143,612	$8,343,880	$(3,589,501)	$4,897,991
Stock issued for rent	21,813	218	8,943		9,161
Exercise of stock options	31,810	318	21,822	-	22,140
Stock based compensation expense	-	-	115,426	-	115,426
Net Loss	-	-	-	(1,513,028)	(1,513,028)
Balance – February 28, 2009	14,414,714	144,148	8,490,071	(5,102,529)	3,531,690
Exercise of stock options	22,797	228	(18)	-	210
Stock based compensation expense	-	-	56,871	-	56,871
Net Income	-	-	-	81,676	81,676
Balance – February 28, 2010	14,437,511	$144,376	$8,546,924	$(5,020,853)	$3,670,447

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$81,676	$(1,513,028)
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation and amortization	309,575	263,670
Stock based compensation expense	56,871	115,426
Shares issued for rent	-	9,161
Allowance for doubtful accounts	(2,500)	-
(Increase) Decrease in:
Accounts receivable	(170,639)	(186,912)
Inventories	(93,579)	(61,063)
Prepaid expenses and other current assets	41,030	(29,773)
Deferred tax asset	-	611,586
(Decrease) Increase in:
Accounts payable and accrued expenses	271,546	(1,365)
Net Cash Provided (Used) by Operating Activities	493,980	(792,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(290,301)	(367,399)
Sale of equipment	60,862	57,643
Patent application costs	(25,785)	(29,020)
Net Cash Used In Investing Activities	(255,224)	(338,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	210	22,140
Proceeds from note payable – Bank	-	17,590
Proceeds from line of credit – Bank	350,000	250,000
Repayment of line of credit – Bank	(250,000)	-
Repayment of long term debt	(23,504)	(26,152)
Net Cash Provided by Provided by Financing Activities	76,706	263,578

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	315,462	(867,496)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,472,054	2,339,550
End of year	$1,787,516	$1,472,054

See notes to consolidated financial statements.

SONO-TEK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

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

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank.  At February 28, 2010 and 2009, the Company had $1,286,917 and $1,121,241 over the insurable limit, respectively.

Supplemental Cash Flow Disclosure -

	Years Ended February 28,
	2010	2009
Interest paid	$10,214	$4,928
Income taxes paid	$-	$6,250

Inventories - Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts.  All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 28, 2010 and 2009 was $32,470 and $5,196, respectively.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs.  The accumulated amortization of patents is $70,852 and $64,202 at February 28, 2010 and 2009, respectively.  Annual amortization expense of such intangible assets is expected to be $6,700 per year for the next five years.

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

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place.  Advertising expense for the years ended February 28, 2010 and 2009 was $138,676 and $281,181, respectively.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company does have cash in excess of the federal insurable limits as noted above. The Company also had one customer, which accounted for 6.8% of sales during the year ended February 28, 2010. One customer accounted for 10.1% of the outstanding accounts receivables at February 28, 2010.

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

NOTE 4:  STOCK-BASED COMPENSATION

On March 1, 2006, the Company adopted ASC 718, “Share Based Payments.” ASC 718 requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model.  The weighted-average Black-Scholes assumptions are as follows:

	2010	2009
Expected life	4 years	4 years
Risk free interest rate	1.39% - 2.7%	1.07% - 3.13%
Expected volatility	66% - 96%	56% - 137%
Expected dividend yield	0%	0%

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

For the years ended February 28, 2010 and February 28, 2009, net income and earnings per share reflect the actual deduction for stock-based compensation expense.   The impact of applying ASC 718 approximated $56,871 and $115,426 in additional compensation expense for the years then ended, respectively.  Such amount is included in general and administrative expenses on the statement of operations.  The expense for stock-based compensation is a non-cash expense item.

During the year ended February 28, 2009 the Company repriced an aggregate of 205,000 options with exercise prices ranging from $1.75 to $2.43 per share, to an exercise price of $0.74 per share.  The Company also repriced an additional 100,000 options with an exercise price of $1.75 to an exercise price of $1.00.  A total expense of $49,420 was recognized during the year due to these repricings.

NOTE 5:  INVENTORIES

Inventories consist of the following:

	February 28,
	2010	2009
Raw Materials	$477,845	$596,164
Work-in-process	527,553	553,447
Consignment	9,042	9,042
Finished Goods	951,671	811,119
Totals	1,966,111	1,969,772
Less: Allowance	(208,958)	(306,198)
	$1,757,153	$1,663,574

NOTE 6:  EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,
	2010	2009
Laboratory equipment	$414,112	$371,049
Machinery and equipment	363,167	363,167
Leasehold improvements	126,529	126,529
Tradeshow and demonstration equipment	621,561	499,632
Furniture and fixtures	540,786	502,525
Totals	2,066,155	1,862,902
Less: accumulated depreciation	(1,551,532)	(1,274,793)
	$514,623	$588,109

Depreciation expense for the years ended February 28, 2010 and February 28, 2009 was $302,920 and $258,418, respectively.

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,
	2010	2009
Accrued compensation	$235,980	$177,904
Estimated warranty costs	21,900	17,850
Accrued commissions	168,831	175,666
Professional fees	25,014	25,014
Customer deposits	73,954	73,380
Other accrued expenses	14,931	8,599
	$540,610	$478,413

NOTE 8:  REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 3.25% at February 28, 2010.   The loan is collateralized by all of the assets of the Company.  The line of credit is payable on demand and must be retired for a 30 day period once annually.  As of February 28, 2010 and February 28, 2009, the Company had outstanding borrowings of $350,000 and $250,000, respectively, under the revolving line of credit.

NOTE 9:  LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,
	2010	2009

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $832 through March 2010. Interest rate 6.51%. 60 month term.	$830	$10,283

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $529 through September 2011. Interest rate 5.22%. 36 month term.	9,632	15,306

Equipment loan, bank, collateralized by related engineering equipment, payable in monthly installments of principal and interest of $770 through February 2011. Interest rate 6.54%. 60 month term.	8,887	17,264

Total long term debt	19,349	42,853
Due within one year	15,727	23,633
Due after one year	$3,622	$19,220

Long-term debt is payable as follows:

Fiscal Year ending February 28,

2012	$3,622

NOTE 10:  COMMITMENTS AND CONTINGENCIES

Leases – Total rent expense was approximately $142,094 and $137,927, for the years ended February 28, 2010 and 2009, respectively.

At February 28, 2010, the Company leases its facilities on a month to month basis.  The future rental expense is not expected to materially change from the current year.

NOTE 11:  INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 35% to pre-tax income (loss) as follows:

	February 28,	February 28,
	2010	2009
Expected federal income tax (benefit)	$28,587	$(315,505)
State tax (benefit), net of federal	3,430	(37,861)
Permanent timing difference	22,748	7,392
(Decrease) in valuation allowance	(53,222)	(265,612)
Income tax (expense) benefit	$1,543	$(611,586)

The net deferred tax asset is comprised of the following:

	February 28,	February 28,
	2010	2009
Inventory	$110,000	$147,079
Accrued expenses and other	34,000	37,340
Net operating losses	870,000	896,257
Deferred tax asset	1,014,000	1,080,676
Deferred tax liability	(141,000)	(46,777)
Valuation allowance	(873,000)	(1,033,899)
Net deferred tax asset	$-	$-

The change in the valuation allowance was $53,000 for the year ended February 28, 2010. This represents a $53,000 decrease in the net operating loss valuation allowance in addition to a $94,000 change in depreciable timing differences.

At February 28, 2010, the Company has available net operating loss carryforwards of approximately $2,176,000 for income tax purposes, which expire between fiscal 2019 and fiscal 2029.  The net operating loss carryforwards generated by a subsidiary are subject to limitations under Section 382 of the Internal Revenue Code.

During the year ended February 28, 2009, the Company increased the valuation reserve of its deferred tax asset resulting in the recognition of  tax expense of $611,586.  The increase in the valuation reserve is a non cash expense item.    The increase in the valuation reserve is based on the Company’s estimate of its ability to utilize the current net operating loss carryforwards.

NOTE 12:  STOCKHOLDERS’ EQUITY

Stock Options – The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended (“1993 Plan”) and the 2003 Stock Incentive Plan (“2003 Plan”).  Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares.  Options granted under the 1993 Plan expire on various dates through 2013.  The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan.  A total of 62,500 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2020.  A total of 1,167,268 options are outstanding under the 2003 Plan.

During Fiscal Year 2010, the Company granted options for 50,000 shares exercisable at $1.04 to an officer of the Company, options for 5,500 shares exercisable at prices from $.53 to $1.04 to independent consultants and options for 17,500 shares exercisable at prices from $.54 to $1.03 to employees of the Company.

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

A summary of the activity of both plans for the years ended February 28, 2010 and February 28, 2009 is as follows:

			Weighted Average
	Stock Options		Exercise Price		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance – February 29, 2008	972,375	840,950	$1.54	$1.60	$.20
Granted	327,500		.73
Exercised	(31,810)		(.70)
Cancelled	(62,500)		(1.07)
Balance – February 28, 2009	1,205,565	920,906	1.10	1.08	.33
Granted	73,000		.98
Exercised	(47,797)		(.74)
Cancelled	(1,000)		(.42)
Balance – February 28, 2010	1,229,768	1,018,418	$1.11	$1.06	$.34

The intrinsic value of the Company’s options exercised during the years ended February 28, 2010 and 2009 was $31,356 and $5,375, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2010:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	73,000	$ .98	$ .55
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2010 was $157,152 and the intrinsic value of options exercisable at February 28, 2010 was $132,445.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2010:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.25 to $.50	88,500	6.2	$ .39	72,000
$.51 to $1.00	609,893	6.4	$ .83	488,568
$1.01 to $1.75	458,875	5.5	$1.45	385,350
$1.76 to $2.30	65,000	5.5	$2.15	65,000
$2.31 to $3.00	7,500	5.1	$2.58	7,500

NOTE 13:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28,	February 28,
	2010	2009
Numerator for basic and diluted
Earnings per share	$81,676	$(1,513,028)

Denominator:
Denominator for basic earnings per share -weighted average shares	14,414,969	14,381,857
Effects of dilutive securities:
Stock options for employees, directors and outside consultants	109,448	-
Denominator for diluted earnings per share	14,524,417	14,381,857

Basic Earnings (Loss) Per Share	$.01	$(.11)

Diluted Earnings (Loss) Per Share	$.01	$(.11)

The effect of stock options for the year ended February 28, 2009 is not used in the calculation of diluted earnings per share because the inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 14:  SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,	February 28,
	2010	2009
Western Europe	$1,324,000	$1,069,000
Far East	2,304,000	1,868,000
Other	1,108,000	848,000
	$4,736,000	$3,785,000

During Fiscal Years 2010 and 2009, sales to foreign customers accounted for approximately $4,736,000 and $3,785,000, or 65% and 59% respectively, of total revenues.

NOTE 15:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 18, 2010 for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2010
Sono-Tek Corporation
(Registrant)

By:  /s/ Dr. Christopher L. Coccio
Dr. Christopher L. Coccio,
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 21, 2010	/s/ Samuel Schwartz	May 21, 2010
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 21, 2010	/s/ Dr. Joseph Riemer	May 21, 2010
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		President and Director

/s/ Edward J. Handler, III	May 21, 2010	/s/ Philip A. Strasburg	May 21, 2010
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ Eric Haskell	May 21, 2010	/s/ Dr. Donald F. Mowbray	May 21, 2010
Eric Haskell		Donald F. Mowbray
Director		Director