Form 10-Q
period 2010-05-31
SONO TEK CORP
filed 2010-07-12
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  May 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	June 30, 2010
Common Stock, par value $.01 per share	14,437,511

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – May 31, 2010 (Unaudited) and February 28, 2010	1

Consolidated Statements of Income – Three Months Ended May 31, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Cash Flows – Three Months Ended May 31, 2010 and 2009 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	11

Item 4 – Controls and Procedures	11

Part II - Other Information	12

Signatures and Certifications	13 -17

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,
	2010	February 28,
Current Assets:	Unaudited	2010
Cash and cash equivalents	$1,889,641	$1,787,516
Accounts receivable (less allowance of $17,000 and $16,000 at May 31 and February 28, respectively)	800,763	974,429
Inventories	1,860,782	1,757,153
Prepaid expenses and other current assets	107,529	57,775
Total current assets	4,658,715	4,576,873

Equipment, furnishings and leasehold improvements (less accumulated depreciation of $1,619,697 and $1,551,532 at May 31 and February 28, respectively)	484,982	514,623
Intangible assets, net	81,455	76,913
Other assets	7,171	7,171

TOTAL ASSETS	$5,232,323	$5,175,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$379,721	$595,174
Accrued expenses	347,109	466,656
Customer Deposits	361,210	73,954
Line of Credit - Bank	350,000	350,000
Current maturities of long term debt	12,528	15,727
Total current liabilities	1,450,568	1,501,511

Long term debt, less current maturities	2,074	3,622
Total liabilities	1,452,642	1,505,133

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,437,511 and 14,437,511 shares issued and outstanding, respectively at May 31 and February 28	144,376	144,376
Additional paid-in capital	8,561,406	8,546,924
Accumulated deficit	(4,926,101)	(5,020,853)
Total stockholders’ equity	3,779,681	3,670,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,232,323	$5,175,580

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
Unaudited

	Three Months Ended May 31,
	2010	2009

Net Sales	$2,283,651	$1,464,728
Cost of Goods Sold	1,166,623	807,347
Gross Profit	1,117,028	657,381

Operating Expenses
Research and product development costs	209,546	171,031
Marketing and selling expenses	522,421	409,296
General and administrative costs	287,165	247,615
Total Operating Expenses	1,019,132	827,942

Operating Income (Loss)	97,896	(170,561)

Interest Expense	(3,438)	(2,246)
Interest Income	460	549
Other Income	-	2,831

Income (Loss) from Operations Before Income Taxes	94,918	(169,427)

Income Tax Expense	166	-

Net Income (Loss)	$94,752	$(169,427)

Basic Earnings (Loss) Per Share	$0.01	$(0.01)

Diluted Earnings (Loss) Per Share	$0.01	$(0.01)

Weighted Average Shares - Basic	14,437,511	14,414,714

Weighted Average Shares - Diluted	14,593,862	14,414,714

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended May 31,
	Unaudited
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$94,752	$(169,427)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	69,917	80,132
Stock based compensation expense	14,482	13,760
Allowance for doubtful accounts	1,000	-
Decrease (Increase) in:
Accounts receivable	172,666	209,847
Inventories	(103,629)	61,233
Prepaid expenses and other current assets	(49,754)	33,338
(Decrease) Increase in:
Accounts payable and accrued expenses	(335,000)	(109,507)
Customer Deposits	287,256	-
Net Cash Provided by Operating Activities	151,690	119,376

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(6,297)	(4,298)
Purchase of equipment and furnishings	(38,521)	(109,421)
Net Cash (Used In) Investing Activities	(44,818)	(113,719)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(4,747)	(6,332)
Net Cash (Used In) Financing Activities	(4,747)	(6,332)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,125	(675)

CASH AND CASH EQUIVALENTS
Beginning of period	1,787,516	1,472,054
End of period	$1,889,641	$1,471,379

SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,066	$2,071
Taxes Paid	$166	$0

See notes to consolidated financial statements.

SONO-TEK CORPORATION
Notes to Consolidated Financial Statements
Three Months Ended May 31, 2010 and 2009

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

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short term certificates of deposit with original maturities of 90 days or less.  The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank.  At May 31, 2010 and February 28, 2010, the Company had $1,379,091 and $1,289,917 over the insurable limit, respectively.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  Such disclosures were included with the financial statements of the Company at February 28, 2010, and included in its report on Form 10-K.  Such statements should be read in conjunction with the data herein.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $72,607 and $70,852 at May 31, 2010 and February 28, 2010, respectively. Annual amortization expense of such intangible assets is expected to be $6,700 per year for the next five years.

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

NOTE 2:  INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2010	2010

Finished goods	$922,968	$951,671
Work in process	591,612	527,553
Consignment	15,366	9,042
Raw materials and subassemblies	539,794	477,845
Total	2,069,740	1,966,111
Less: Allowance	(208,958)	(208,958)
Net inventories	$1,860,782	$1,757,153

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares.  The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted.  Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2010, there were 62,500 options outstanding under the 1993 Plan and 1,167,268 options outstanding under the 2003 plan.

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

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model.  The weighted-average Black-Scholes assumptions are as follows:

	2011	2010
Expected life	4 years	4 years
Risk free interest rate	1.51% - 2.7%	1.39% - 2.7%
Expected volatility	63% - 96%	66% - 96%
Expected dividend yield	0%	0%

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

For the three months ended May 31, 2010 and 2009, net income and earnings per share reflect the actual deduction for stock-based compensation expense.   The impact of applying ASC 718 approximated $14,482 and $13,760 in additional compensation expense during the three months ended May 31, 2010 and 2009, respectively.  Such amounts are included in general and administrative expenses on the statement of operations.  The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2010 and 2009, are calculated as follows:

	Three Months Ended May 31,
	2010	2009

Denominator for basic earnings per share	14,437,511	14,414,714

Dilutive effect of stock options	156,351	-

Denominator for diluted earnings per share	14,593,862	14,414,714

Due to the net loss for the three months ended May 31, 2009, the effect of stock options is not used in the calculation of diluted earnings per share. The inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 6: REVOLVING LINE OF CREDIT

The Company has a $500,000 revolving line of credit at prime which was 3.25% at May 31, 2010. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2010, the Company’s outstanding balance was $350,000, and the unused credit line was $150,000.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 6, 2010 for disclosure purposes.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $133,000 from a working capital of $3,075,000 at February 28, 2010 to $3,208,000 at May 31, 2010.  The increase in working capital is primarily a result of the current period’s net income.  The Company’s current ratio is 3.2 to 1 at May 31, 2010 as compared to 3 to 1 at February 28, 2010.

Stockholders’ Equity – Stockholder’s Equity increased $110,000 from $3,670,000 at February 28, 2010 to $3,780,000 at May 31, 2010. The increase is a result of net income of $95,000, and an adjustment for stock based compensation expense of $15,000.

Operating Activities – Our operating activities provided $152,000 of cash for the three months ended May 31, 2010 as compared to providing $119,000 for the three months ended May 31, 2009.  During the three months ended May 31, 2010, accounts receivable decreased $173,000, inventory increased $104,000, prepaid expenses increased $50,000, accounts payable and accrued expenses decreased $335,000 and customer deposits increased $287,000.  In addition, we incurred non-cash expenses of $70,000 for depreciation and amortization, $15,000 for stock based compensation expense and $1,000 for bad debt expense.

Investing Activities – We used $39,000 for the purchase of capital equipment and $6,000 for patent application costs during the three months ended May 31, 2010. We used $109,000 for the purchase of capital equipment and $4,000 for patent application costs during the three months ended May 31, 2009.

Financing Activities – For the three months ended May 31, 2010 and 2009, we used $5,000 and $6,000, respectively for the repayment of our notes payable.

Results of Operations

For the three months ended May 31, 2010, our sales increased $819,000 or 56% to $2,284,000 as compared to $1,465,000 for the three months ended May 31, 2009. During the three month period ended May 31, 2010, we experienced an increase in sales in all of our product lines, except for Selecta Flux units and Hypersonic units (a new product).  Noteworthy sales increases took place in fluxer units, EZ Flux units, Servo units, Solder Recovery Systems and Widetrack units.

Our gross profit increased $460,000 to $1,117,000 for the three months ended May 31, 2010 from $657,000 for the three months ended May 31, 2009.  The gross profit margin was 49% of sales for the three months ended May 31, 2010 and 45% of sales for the three months ended May 31, 2009. The improvement in our gross profit margin for the three months ended May 31, 2010 was due to an increase in a more profitable mix of products being sold when compared to the three months ended May 31, 2009.

Research and product development costs increased $39,000 to $210,000 for the three months ended May 31, 2010 from $171,000 for the three months ended May 31, 2009. The increase was principally due to an increase in salary expense related to an increase in engineering personnel.

Marketing and selling costs increased $113,000 to $522,000 for the three months ended May 31, 2010 from $409,000 for the three months ended May 31, 2009.  During the three months ended May 31, 2010, we saw an increase in salary expense, international commission expense and travel and trade shows expense.

General and administrative costs increased $39,000 to $287,000 for the three months ended May 31, 2010 from $248,000 for the three months ended May 31, 2009.  The increase was principally due to increased salary expense and an increase in other corporate expenses.

We had net income of $95,000 for the three months ended May 31, 2010 as compared to a net loss of $169,000 for the three months ended May 31, 2009.  Our results for the three months ended May 31, 2010 were improved over the same period last year due to an increase in sales and an improvement in our gross profit margin due to the mix of products that were sold.  Our net income for the current period does not reflect any deferred tax adjustments.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions.  The Company believes that critical accounting policies are limited to those described below.  For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2010.

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

Impact of New Accounting Pronouncements

Accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements are not expected to have a material impact on the financial statements of the Company.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,890,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’).  Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2010.  Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Note Required for Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Reserved

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 7, 2010

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer