Form 10-Q
period 2010-08-31
SONO TEK CORP
filed 2010-10-05
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  August 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	September 20, 2010
Common Stock, par value $.01 per share	14,437,511

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – August 31, 2010 (Unaudited) and February 28, 2010	1

Consolidated Statements of Income – Six Months and Three Months Ended August 31, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Cash Flows – Six Months Ended August 31, 2010 and 2009 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 – Controls and Procedures	12

Part II - Other Information	13

Signatures and Certifications	14 -19

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	February 28,
	2010	2010
Current Assets:	Unaudited
Cash and cash equivalents	$1,803,484	$1,787,516
Accounts receivable (less allowance of $20,000 and $16,000 at August 31 and February 28, respectively)	948,355	974,429
Inventories	1,899,490	1,757,153
Prepaid expenses and other current assets	118,542	57,775
Total current assets	4,769,871	4,576,873

Equipment, furnishings and leasehold improvements (less accumulated depreciation of $1,691,135 and $1,551,532 at August 31 and February 28, respectively)	434,826	514,623
Intangible assets, net	80,185	76,913
Other assets	7,171	7,171

TOTAL ASSETS	$5,292,053	$5,175,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$360,801	$595,174
Accrued expenses	285,288	466,656
Customer Deposits	368,171	73,954
Line of Credit - Bank	350,000	350,000
Current maturities of long term debt	10,178	15,727
Total current liabilities	1,374,438	1,501,511

Long term debt, less current maturities	-	3,622
Total liabilities	1,374,438	1,505,133

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,437,511 shares issued and outstanding, at August 31 and February 28	144,376	144,376
Additional paid-in capital	8,573,452	8,546,924
Accumulated deficit	(4,800,213)	(5,020,853)
Total stockholders’ equity	3,917,615	3,670,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,292,053	$5,175,580

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended August 31		Three Months Ended August 31
	Unaudited		Unaudited
	2010	2009	2010	2009

Net Sales	$4,715,788	$3,148,612	$2,432,137	$1,683,883
Cost of Goods Sold	2,482,488	1,584,089	1,315,865	776,743
Gross Profit	2,233,300	1,564,522	1,116,272	907,141

Operating Expenses
Research and product development costs	398,349	340,550	188,803	169,519
Marketing and selling expenses	1,033,254	865,824	510,833	456,528
General and administrative costs	576,226	488,058	289,061	240,443
Total Operating Expenses	2,007,829	1,694,432	988,697	866,490

Operating Income (Loss)	225,471	(129,910)	127,575	40,651

Interest Expense	(5,835)	(5,532)	(2,397)	(3,286)
Interest Income	1,220	1,243	760	694
Other Income	-	3,775	-	944

Income (Loss) from Operations Before Income Taxes	220,856	(130,424)	125,938	39,003

Income Tax Expense (Benefit)	216	(1,543)	50	(1,543)

Net Income (Loss)	$220,640	$(128,881)	$125,888	$40,546

Basic Earnings (Loss) Per Share	$0.02	$(0.01)	$0.01	$0.00

Diluted Earnings (Loss) Per Share	$0.02	$(0.01)	$0.01	$0.00

Weighted Average Shares - Basic	14,437,511	14,414,728	14,437,511	14,414,741

Weighted Average Shares - Diluted	14,594,030	14,414,728	14,568,332	14,476,241

See notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended August 31,
	Unaudited
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$220,640	$(128,881)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	143,129	154,723
Stock based compensation expense	26,528	27,477
Allowance for doubtful accounts	4,000	-
Decrease (Increase) in:
Accounts receivable	22,074	102,300
Inventories	(142,337)	(10,637)
Prepaid expenses and other current assets	(60,767)	41,482
(Decrease) Increase in:
Accounts payable and accrued expenses	(415,741)	(93,387)
Customer Deposits	294,217	20,125
Net Cash Provided by Operating Activities	91,743	113,202

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(6,797)	(7,983)
Sale of equipment	-	53,309
Purchase of equipment and furnishings	(59,807)	(115,069)
Net Cash (Used In) Investing Activities	(66,604)	(69,743)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options and warrants	-	210
Repayments of notes payable and loans	(9,171)	(11,520)
Net Cash (Used In) Financing Activities	(9,171)	(11,310)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,968	32,149

CASH AND CASH EQUIVALENTS
Beginning of period	1,787,516	1,472,054
End of period	$1,803,484	$1,504,203

SUPPLEMENTAL DISCLOSURE:
Interest paid	$5,819	$4,722
Taxes Paid	$216	$0

See notes to consolidated financial statements.

SONO-TEK CORPORATION
Notes to Consolidated Financial Statements
Six Months Ended August 31, 2010 and 2009

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

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short term certificates of deposit with original maturities of 90 days or less.  The Company occasionally has cash or cash equivalents on hand in excess of the $250,000 insurable limits at a given bank.  At August 31, 2010 and February 28, 2010, the Company had $1,302,869 and $1,286,917 over the insurable limit, respectively.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $74,377 and $70,852 at August 31, 2010 and February 28, 2010, respectively. Annual amortization expense of such intangible assets is expected to be $6,700 per year for the next five years.

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

NOTE 2:  INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2010	2010

Finished goods	$869,450	$951,671
Work in process	664,626	527,553
Consignment	19,725	9,042
Raw materials and subassemblies	572,647	477,845
Total	2,126,448	1,966,111
Less: Allowance	(226,958)	(208,958)
Net inventories	$1,899,490	$1,757,153

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares.  The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted.  Options granted under the 1993 Plan expire on various dates through 2013. As of August 31, 2010, there were 42,500 options outstanding under the 1993 Plan and 1,174,268 options outstanding under the 2003 plan.

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

For the six months ended August 31, 2010 and 2009, net income and earnings per share reflect the actual deduction for stock-based compensation expense.   The impact of applying ASC 718 approximated $26,528 and $27,477 in additional compensation expense during the six months ended August 31, 2010 and 2009, respectively.  Such amounts are included in general and administrative expenses on the statement of operations.  The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2010 and 2009 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009

Denominator for basic earnings per share	14,437,511	14,414,728	14,437,511	14,414,741

Dilutive effect of stock options	156,519	-	130,821	61,500

Denominator for diluted earnings per share	14,594,030	14,414,728	14,568,332	14,476,241

Due to the net loss for the six month period ended August 31, 2009, the effect of stock options is not used in the calculation of diluted earnings per share. The inclusion of stock options in the calculation would have an anti-dilutive effect.

NOTE 6: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at August 31, 2010. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2010, the Company’s outstanding balance was $350,000, and the unused credit line was $400,000.

NOTE 7: SUBSEQUENT EVENTS

In September 2010, the Company repaid the outstanding balance of $350,000 on the line of credit.

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

In recent years we have diversified our product lines.  For example, we have successfully entered into the medical device market.  To accomplish this goal, we have focused engineering resources on the medical device market, with an emphasis on providing coating solutions for the newest generations of drug coated stents and other implantable devices.  We have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers.  Sono-Tek’s stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings.  We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials.  We have also introduced and sold a production oriented stent coater known as Medicoat II.  In addition, we are selling an increasing number of specialized medical implant coating devices now.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $320,000 from a working capital of $3,075,000 at February 28, 2010 to $3,395,000 at August 31, 2010.  The increase in working capital is primarily a result of the current period’s net income.  The Company’s current ratio is 3.5 to 1 at August 31, 2010 as compared to 3 to 1 at February 28, 2010.

Stockholders’ Equity – Stockholder’s Equity increased $248,000 from $3,670,000 at February 28, 2010 to $3,918,000 at August 31, 2010. The increase is a result of net income of $221,000, and an adjustment for stock based compensation expense of $27,000.

Operating Activities – Our operating activities provided $92,000 of cash for the six months ended August 31, 2010 as compared to providing $113,000 for the six months ended August 31, 2009.  During the six months ended August 31, 2010, accounts receivable decreased $22,000, inventory increased $142,000, prepaid expenses increased $61,000, accounts payable and accrued expenses decreased $416,000 and customer deposits increased $294,000.  In addition, we incurred non-cash expenses of $143,000 for depreciation and amortization, $27,000 for stock based compensation expense and $4,000 for bad debt expense.

Investing Activities – During the six months ended August 31, 2010, we used $60,000 for the purchase of capital equipment and $7,000 for patent application costs.  During the six months ended August 31, 2009, we used $115,000 for the purchase of capital equipment and $8,000 for patent application costs, in addition we sold capital equipment for $53,000.

Financing Activities – For the six months ended August 31, 2010 and 2009, we used $9,000 and $11,000, respectively for the repayment of our notes payable.

Results of Operations

For the six months ended August 31, 2010, our sales increased $1,567,000 or 50% to $4,716,000 as compared to $3,149,000 for the six months ended August 31, 2009. For the three months ended August 31, 2010, our sales increased $748,000 to $2,432,000 or 44% as compared to $1,684,000 for the three months ended August 31, 2009.  During the three month period ended August 31, 2010, we experienced an increase in sales in all of our product lines, except for Widetrack units and Stent Coating units.  Noteworthy sales increases took place in our programmable XYZ units during the current quarter.

For the six months ended August 31, 2010, our gross profit increased $669,000 to $2,233,000 from $1,565,000 for the six months ended August 31, 2009.  The gross profit margin was 47% of sales for the six months ended August 31, 2010 and 50% of sales for the six months ended August 31, 2009.  The decrease in our gross profit margin for the six months ended August 31, 2010 is due to a decrease in our stent coater sales, an increase in our programmable XYZ units which have a lower profit margin than our stent coaters, an increase in Service personnel and expenses and an increase in freight costs.

Our gross profit increased $209,000 to $1,116,000 for the three months ended August 31, 2010 from $907,000 for the three months ended August 31, 2009.  The gross profit margin was 46% of sales for the three months ended August 31, 2010 and 54% of sales for the three months ended August 31, 2009. The decrease in our gross profit margin for the three months ended August 31, 2010 was due to three major factors: approximately 30% of this quarter’s sales were from our programmable XYZ units which have a lower gross profit margin, our stent coater sales decreased this quarter when compared to the same period last year and we had additional service personnel and service expenses related to new product installations when compared to the same period last year.

Research and product development costs increased $57,000 to $398,000 for the six months ended August 31, 2010 from $341,000 for the six months ended August 31, 2009 and $19,000 to $189,000 for the three months ended August 31, 2010 from $170,000 for the three months ended August 31, 2009.  The increases were principally due to increases in salary expense due to additional engineering personnel in the current periods.

Marketing and selling costs increased $167,000 to $1,033,000 for the six months ended August 31, 2010 from $866,000 for the six months ended August 31, 2009 and $54,000 to $511,000 for the three months ended August 31, 2010 from $457,000 for the three months ended August 31, 2009.  During the six months ended August 31, 2010, we experienced increases in international commission expense, salary expense due to the addition of personnel, travel expense and depreciation related to sales equipment.  For the three months ended August 31, 2010, we experienced increases in salary expense, travel expense and depreciation expense.

General and administrative costs increased $88,000 to $576,000 for the six months ended August 31, 2010 from $488,000 for the six months ended August 31, 2009 and $49,000 to $289,000 for the three months ended August 31, 2010 from $240,000 for the three months ended August 31, 2009.  The increases were principally due to an increase in officer salaries and other corporate expenses. In the prior periods, officer salaries were lower due to a voluntary decrease taken by the officers.

We had net income of $221,000 for the six months ended August 31, 2010 as compared to a net loss of $129,000 for the six months ended August 31, 2009.  During the three months ended August 31, 2010 we  had net income of $126,000 as compared to net income of $41,000 for the three months ended August 31, 2009.  Our results for the three months ended August 31, 2010 were improved over the same period last year due to an increase in sales and gross profit.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,803,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’).  Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2010.  Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Note Required for Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Reserved

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

10.1 - Amended and Restated Revolving Demand Note in the Form of Exhibit 10.1

10.2 – Equipment Loan Agreement in the Form of Exhibit 10.2

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 5, 2010

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer