Form 10-Q
period 2010-11-30
SONO TEK CORP
filed 2011-01-12
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	December 29, 2010
Common Stock, par value $.01 per share	14,441,511

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – November 30, 2010 (Unaudited) and February 28, 2010	1

Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2010 and 2009 (Unaudited)	2

Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2010 and 2009 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 – Controls and Procedures	12

Part II - Other Information	13

Signatures and Certifications	14 -19

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	February 28,
	2010	2010
Current Assets:	Unaudited
Cash and cash equivalents	$2,231,124	$1,787,516
Accounts receivable (less allowance of $23,000 and $16,000 at November 30 and February 28, respectively)	867,412	974,429
Inventories, net	1,893,655	1,757,153
Prepaid expenses and other current assets	83,056	57,775
Total current assets	5,075,247	4,576,873

Equipment, furnishings and leasehold improvements (less accumulated depreciation of $1,771,587 and $1,551,532 at November 30 and February 28, respectively)	441,882	514,623
Intangible assets, net	80,713	76,913
Other assets	6,542	7,171

TOTAL ASSETS	$5,604,384	$5,175,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$557,040	$595,174
Accrued expenses	394,848	466,656
Customer deposits	499,284	73,954
Line of credit - bank	—	350,000
Current maturities of long-term debt	6,424	15,727
Total current liabilities	1,457,596	1,501,511

Long-term debt, less current maturities	—	3,622
Total liabilities	1,457,596	1,505,133

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,441,511 and 14,437,511 shares issued and outstanding, at November 30 and February 28, respectively	144,416	144,376
Additional paid-in capital	8,588,663	8,546,924
Accumulated deficit	(4,586,291)	(5,020,853)
Total stockholders’ equity	4,146,788	3,670,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,604,384	$5,175,580

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended November 30,		Three Months Ended November 30,
	Unaudited		Unaudited
	2010	2009	2010	2009

Net Sales	$7,303,606	$5,128,933	$2,587,818	$1,980,321
Cost of Goods Sold	3,779,098	2,498,038	1,296,610	913,949
Gross Profit	3,524,508	2,630,895	1,291,208	1,066,372

Operating Expenses
Research and product development costs	590,136	524,992	191,787	184,442
Marketing and selling expenses	1,630,063	1,357,285	596,809	491,461
General and administrative costs	864,727	743,819	288,501	255,761
Total Operating Expenses	3,084,926	2,626,096	1,077,097	931,664

Operating Income	439,582	4,799	214,111	134,708

Interest Expense	(6,405)	(7,201)	(570)	(1,669)
Interest Income	1,601	1,551	381	308
Other Income	—	5,661	—	1,886

Income from Operations Before Income Taxes	434,778	4,810	213,922	135,233

Income Tax Expense (Benefit)	216	(1,543)	—	—

Net Income	$434,562	$6,353	$213,922	$135,233

Basic Earnings Per Share	$0.03	$0.00	$0.02	$0.01

Diluted Earnings Per Share	$0.03	$0.00	$0.01	$0.01

Weighted Average Shares - Basic	14,438,398	14,414,889	14,440,192	14,415,214

Weighted Average Shares - Diluted	15,250,807	14,459,671	15,233,760	14,535,372

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30,
	Unaudited
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$434,562	$6,353

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	225,448	229,319
Stock based compensation expense	38,819	41,836
Allowance for doubtful accounts	7,000	13,000
Decrease (Increase) in:
Accounts receivable	100,017	(301,439)
Inventories	(136,502)	(145,320)
Prepaid expenses and other current assets	(24,652)	58,248
(Decrease) Increase in:
Accounts payable and accrued expenses	(109,942)	104,031
Customer deposits	425,330	327,134
Net Cash Provided by Operating Activities	960,080	333,162

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(9,192)	(16,929)
Sale of equipment	—	60,862
Purchase of equipment and furnishings	(147,315)	(131,966)
Net Cash (Used In) Investing Activities	(156,507)	(88,033)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,960	210
Proceeds from Line of Credit - Bank	—	350,000
Repayment of Line of Credit – Bank	(350,000)	(250,000)
Repayments of notes payable and loans	(12,925)	(17,587)
Net Cash (Used In) Provided by Financing Activities	(359,965)	82,623

NET INCREASE IN CASH AND CASH EQUIVALENTS	443,608	327,752

CASH AND CASH EQUIVALENTS
Beginning of period	1,787,516	1,472,054
End of period	$2,231,124	$1,799,806

SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,406	$6,923
Taxes Paid	$216	$—

See notes to consolidated financial statements.

 SONO-TEK CORPORATION

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2010 and 2009

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $76,245 and $70,852 at November 30, 2010 and February 28, 2010, respectively. Annual amortization expense of such intangible assets is expected to be $6,700 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2010	2010

Finished goods	$875,102	$951,671
Work in process	621,213	527,553
Consignment	19,817	9,042
Raw materials and subassemblies	622,481	477,845
Total	2,138,613	1,966,111
Less: Allowance	(244,958)	(208,958)
Net inventories	$1,893,655	$1,757,153

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of November 30, 2010, there were 40,000 options outstanding under the 1993 Plan and 1,189,268 options outstanding under the 2003 plan.

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

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2011	2010
Expected life	4 years	4 years
Risk free interest rate	.57% - 1.17%	1.39% - 2.7%
Expected volatility	38% - 54%	66% - 96%
Expected dividend yield	0%	0%

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

For the nine months ended November 30, 2010 and 2009, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 totaled $38,819 and $41,836 in additional compensation expense during the nine months ended November 30, 2010 and 2009, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2010 and 2009 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2010	2009	2010	2009

Denominator for basic earnings per share	14,438,398	14,414,889	14,440,192	14,415,214

Dilutive effect of stock options	812,409	44,782	793,568	120,158

Denominator for diluted earnings per share	15,250,807	14,459,671	15,233,760	14,535,372

NOTE 6: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at November 30, 2010. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2010, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 7: SUBSEQUENT EVENTS

In December 2010, the Company purchased the Milton Industrial Park, an improved 3.13 acre parcel of land comprised of five buildings of office/industrial space, with 50,000 of gross leasable floor area. The Company’s executive offices and manufacturing facilities are housed in the acquired property.

The purchase price for the industrial park was $2,500,000. The Company paid $400,000 of the purchase price in cash at closing and delivered a promissory note in the amount of $2,100,000 to the seller for the balance of the purchase price. The promissory note is payable over 20 years, accrues interest at 5.5% per annum and is secured by a mortgage on the industrial park.

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

In recent years we have diversified our product lines. For example, we have successfully entered into the medical device market. To accomplish this goal, we have focused engineering resources on the medical device market, with an emphasis on providing coating solutions for the newest generations of drug coated stents and other implantable devices. In the past two years, we have sold a significant number of specialized ultrasonic nozzles and MediCoat stent coating systems to large medical device customers. Sono-Tek’s stent coating systems are superior compared to pressure nozzles in their ability to uniformly coat the very small arterial stents without creating webs or gaps in the coatings. We sell a bench-top, fully outfitted stent coating system to a wide range of customers that are manufacturing stents and/or applying coatings to be used in developmental trials. We have also introduced and sold a production oriented stent coater known as Medicoat II. In addition, we have sold a number of specialized medical implant coating devices.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $543,000 from $3,075,000 at February 28, 2010 to $3,618,000 at November 30, 2010. The increase in working capital is primarily a result of the current period’s net income. The Company’s current ratio is 3.5 to 1 at November 30, 2010 as compared to 3 to 1 at February 28, 2010.

Stockholders’ Equity – Stockholder’s Equity increased $477,000 from $3,670,000 at February 28, 2010 to $4,147,000 at November 30, 2010. The increase is a result of net income of $435,000, an adjustment for stock based compensation expense of $39,000 and stock option exercises of $3,000.

Operating Activities – Our operating activities provided $960,000 of cash for the nine months ended November 30, 2010 as compared to providing $333,000 for the nine months ended November 30, 2009. During the nine months ended November 30, 2010, accounts receivable decreased $100,000, inventories increased $137,000, prepaid expenses increased $25,000, accounts payable and accrued expenses decreased $110,000 and customer deposits increased $425,000. In addition, we incurred non-cash expenses of $225,000 for depreciation and amortization, $39,000 for stock based compensation expense and $7,000 for bad debt expense.

Investing Activities – During the nine months ended November 30, 2010, we used $147,000 for the purchase of capital equipment and $9,000 for patent application costs. During the nine months ended November 30, 2009, we used $132,000 for the purchase of capital equipment and $17,000 for patent application costs, in addition we sold capital equipment for $61,000.

Financing Activities – For the nine months ended November 30, 2010 we used $13,000 for the repayment of our notes payable, $350,000 for the repayment of the outstanding balance on our line of credit and we received $3,000 for the exercise of stock options.

For the nine months ended November 30, 2009 we used $18,000 for the repayment of our notes payable, $250,000 for the repayment of our line of credit and we received proceeds from our line of credit of $350,000.

Results of Operations

For the nine months ended November 30, 2010, our sales increased $2,175,000 or 42% to $7,304,000 as compared to $5,129,000 for the nine months ended November 30, 2009. For the three months ended November 30, 2010, our sales increased $608,000 to $2,587,000 or 31% as compared to $1,980,000 for the three months ended November 30, 2009. During the three month period ended November 30, 2010, we experienced an increase in sales in all of our product lines, except for Stent Coating units and our programmable XYZ units. Noteworthy sales increases took place in our WideTrack units during the current quarter.

For the nine months ended November 30, 2010, our gross profit increased $894,000 to $3,525,000 from $2,631,000 for the nine months ended November 30, 2009. The gross profit margin was 48% of sales for the nine months ended November 30, 2010 and 51% of sales for the nine months ended November 30, 2009. The decrease in our gross profit margin for the nine months ended November 30, 2010 is due to a decrease in our stent coater sales, an increase in our programmable XYZ units which have a lower profit margin than our stent coaters, an increase in service personnel and expenses and an increase in freight costs.

Our gross profit increased $225,000 to $1,291,000 for the three months ended November 30, 2010 from $1,066,000 for the three months ended November 30, 2009. The gross profit margin was 50% of sales for the three months ended November 30, 2010 and 54% of sales for the three months ended November 30, 2009. The decrease in our gross profit margin for the three months ended November 30, 2010 was due to three major factors: approximately 36% of this quarter’s sales were from our WideTrack units which had a lower gross profit margin than usual due to our need to use subcontracted labor for these units, our stent coater sales decreased this quarter when compared to the same period last year and we had additional service personnel and service expenses related to new product installations when compared to the same period last year.

Research and product development costs increased $65,000 to $590,000 for the nine months ended November 30, 2010 from $525,000 for the nine months ended November 30, 2009 and $8,000 to $192,000 for the three months ended November 30, 2010 from $184,000 for the three months ended November 30, 2009. The increases were principally due to increases in salary expense due to additional engineering personnel in the current periods.

Marketing and selling costs increased $273,000 to $1,630,000 for the nine months ended November 30, 2010 from $1,357,000 for the nine months ended November 30, 2009 and $106,000 to $597,000 for the three months ended November 30, 2010 from $491,000 for the three months ended November 30, 2009. During the nine months ended November 30, 2010, we experienced increases in international commission expense, salary expense due to the addition of personnel, travel and trade show expense and depreciation related to sales equipment. For the three months ended November 30, 2010, we experienced increases in salary expense, travel expense and depreciation expense.

General and administrative costs increased $121,000 to $865,000 for the nine months ended November 30, 2010 from $744,000 for the nine months ended November 30, 2009 and $33,000 to $289,000 for the three months ended November 30, 2010 from $256,000 for the three months ended November 30, 2009. The increases were principally due to an increase in officer salaries and other corporate expenses. In the prior periods, officer salaries were lower due to a voluntary decrease taken by the officers.

We had net income of $435,000 for the nine months ended November 30, 2010 as compared to net income of $6,000 for the nine months ended November 30, 2009. During the three months ended November 30, 2010 we had net income of $214,000 as compared to net income of $135,000 for the three months ended November 30, 2009.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,981,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2010. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
None

Item 1A	Risk Factors
Note Required for Smaller Reporting Companies

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3	Defaults Upon Senior Securities
None

Item 4	Reserved

Item 5	Other Information
None

Item 6	Exhibits and Reports

10.1 – Purchase Money Mortgage dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward

10.2 – Contract of Sale dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward

10.3 – Purchase Money Note dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 11, 2011

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

-14-