Form 10-K
period 2011-02-28
SONO TEK CORP
filed 2011-05-23
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2011

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

(Title of Class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes   | X | No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. |_| Yes   | X | No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes   |_| No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes   |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-accelerated Filer |_|   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

As of August 31, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $11,014,289 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $.90.

The Registrant had 14,441,511 shares of Common Stock outstanding as of May 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Organization and Business

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity. The principal advantage of these nozzle systems is that they use much less liquid than competitive nozzle systems to attain the required coatings on solar cells, fuel cells, glass, textiles, food and food packaging, circuit boards, medical devices and many other coating applications. This advantage translates into lower costs for materials, less water consumption, less energy required for subsequent drying operations and less release into the environment of spray that would normally bounce back with competitive nozzle systems. These factors are increasingly important to customers at a time of rising commodity and energy costs and supply limitations.

We use our core technology – ultrasonic spray coating – to provide customized coating solutions to a wide range of industrial manufacturing companies, enabling them to reduce their product costs and to develop new products with superior features and quality.

At the present time, our customers are in six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and foods. Our diversified group of customers provides the base for both financial stability and business growth opportunities.

In addition, our systems are being used under confidentiality agreements by leading high tech companies and research institutions, as well as by defense, energy and health agencies of governments from around the world.

Markets

An outcome of our rapid growth and diversification program over the past two years, is that we are now capable of offering a unique and superior family of customized products to the six major industries we serve. All of these systems are based on our core technology of ultrasonic spray coating. Many of these systems have been commercially proven in 24/7 working schedules, under harsh and challenging industrial manufacturing environments, where they provide value in a continuous and reliable fashion.

1. Electronics Industry.

We serve this industry by providing manufacturers of electronic printed circuit boards with state-of-the-art solder fluxers. Our ultrasonic spray fluxers reduce the amount of fluxing chemical needed, enhance the quality of the boards, and provide our customers with a better product at reduced costs of operations, when compared with conventional foam fluxers and pressure assisted fluxers.

We are recognized as a standard setter in the industry, and our systems are incorporated by various original equipment manufacturers (OEM), in their own manufacturing lines for making electronic printed circuit boards. Some examples include: SonoFlux 2000F, SonoFlux 2000FP, SonoFlux XL, SonoFlux EZ and SonoFlux Servo.

We also offer to the same customer base, EVS solder recovery systems, as per our exclusive distribution agreement with EVS International Ltd for the territory of USA and Canada.

2. Advanced Energy Industry.

Manufacturers of solar cells and fuel cells share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems are now presented in scientific conferences and trade shows around the world for the superior surface uniformity and density they provide, which are directly related to enhanced energy efficiency. Our systems also afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples include: ExactaCoat, FlexiCoat, Hypersonic and SonoFlow CSP.

3. Medical Device Industry.

Our ultrasonic coating technology is being used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents with precise and uniform micronic layers of polymers and drugs; coating of various implantable devices with lubricous materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries, and the continuing demand for our systems from these customers is indicative of the high quality performance that our systems provide these customers.

Some examples include: MediCoat I; Medicoat II; Medicoat SPI; AccuMist; MicroMist.

4. Glass Industry.

The manufacture of float glass occurs under extremely harsh conditions of elevated temperatures. Our ultrasonic coating technology provides this manufacturing process with the means of precise and uniform application of anti-stain, and other specialty chemical agents, on the hot glass. Our customers benefit from an improved quality product, enhanced productivity and significantly reduced expenditures on annual maintenance, often resulting in a return on investment of less than one year. Based on this equipment’s recent successful performance, our systems are now specified by global glass manufacturers as their equipment of choice. With a price tag of around $250,000 per installation, and with the return of the glass manufacture industry to a healthier business state, we are looking forward toward growth in this part of our business portfolio.

The equipment we offer to the glass industry is the WideTrack – wide area modular coating system.

5. Textiles Industry.

The textiles industry has yet to recover from the recent economic downturn related to the declines in new housing construction (carpets), automotive and clothing (fabrics).

This industry coats expensive chemicals such as flame retardant, anti stain, anti-microbial as well as moisture barriers, which are currently applied using inefficient dip or padding methods, resulting in significant waste of material, energy and water. We have demonstrated to a few leading textile manufacturers the technical advantages and financial benefits of our WideTrack coating system for their specific operations, and we are hopeful that these manufacturers will prioritize the WideTrack in their capital investment budgets, as soon as the general economy improves.

6. Food Industry.

The food industry is traditionally a slow adapter to new technologies. Accordingly, we focus our efforts on a select few global food companies, where our technical advantages and economic benefits could translate into successful market penetration and sales growth. We introduced our ultrasonic coating systems to various segments of the food industry. These include: baked goods, dairy, meat and biodegradable food packaging. The leading applications are coating of flavors, oils, nutriceuticals, anti-microbial agents, decorative glazes and coating of moisture barrier compounds on films, trays and cups. Most of our food industry equipment is designed on the WideTrack platform.

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

2.	SonoFlux 2000FP, SonoFlux XL and SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. All SonoFlux products provide substantial benefits in terms of reduced use of fluxing agents, reduced need for maintenance and reduced cost of operations compared to foam fluxers and competitive pressure nozzle fluxing products.

3.	SonoFlux Servo – a new spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products provide customers the ability to achieve a minimal amount of waste of expensive drug polymer coatings and high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment.

5.	WideTrack – Wide area modular coating system – One module can cover substrates from 6 inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A number of systems have been sold over the past four years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. It is designed to be used in applications that require efficient web-coating or wide area spraying capability. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray

6.	Advanced Energy Applications – We now offer a line of equipment for applications involving coatings for fuel cell membranes and solar energy panels. This equipment is offered in bench-top configurations as our Exactacoat product and standalone as our Flexicoat product. These are robotic XYZ platforms that position and move our nozzle systems in a precise application pattern. We have also introduced a new product, the Hypersonic, a high speed reciprocator spraying system for this market. We have seen increasing sales in these growing industries, especially when combined with a novel ultrasonic syringe pump (patent pending) to agitate and suspend the carbon based suspensions needed in fuel cell applications.

Other Product Offerings

We have an exclusive distribution relationship with EVS International. Ltd. (“EVS”), a U.K. Company, to distribute EVS’s line of solder recovery systems and spares parts. The territory for this distribution relationship is the United States and Canada. EVS manufactures the EVS6000, EVS3000 and the EVS1000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with Sono-Tek’s existing customer base for spray fluxer sales in the printed circuit board industry.

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

We recently purchased the industrial park in which we have leased space for twenty years. The park has 50,000 square feet of leaseable area and we presently use more than half the space at the present time. The purchase of the park will allow us to expand in the future without the need for relocation.

We have a business and quality control system that meets the qualifications of ISO 9001/2000. We were ISO 9001 registered in September 1998 and we have been recertified annually since then.

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $823,000 and $718,000 for Fiscal Years 2011 and 2010, respectively, on new engineering and product development. In addition, we added application engineers to our sales organizations, and these engineers work closely with customers and technical staff to develop new applications for our technology and equipment.

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

During the fiscal year ended February 28, 2011, we have made significant progress on building our intellectual property portfolio. We have a patent pending covering a new design for our entire line of nozzle systems. We have also applied for patents on the following projects:

•         New air shaping technology (US - Chinese patent applications).

•         New ultrasonic atomizing nozzle methods for the food industry.

•         New type of ultrasonic syringe pump for fuel cell liquids and other nano particle suspensions.

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

Marketing and Distribution

Our products are marketed and distributed through independent distributors, sales representatives, or sales representative companies, OEMs, and through an in-house direct sales force. Many of our sales leads are generated from our Internet web site and from attendance at major industry trade shows.

In addition to the above, we have engaged an external marketing firm to expand awareness of our products in our targeted industries, and make use of the internet with our web page and other techniques.

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

Significant Customers

We have significant geographic and market diversification. One customer accounted for 8.5% of our sales for Fiscal Year ended February 28, 2011.

Foreign and Export Sales

During Fiscal Years 2011 and 2010, sales to foreign customers accounted for approximately $5,624,000 and $4,736,000, or 57% and 65% respectively, of total revenues.

Employees

As of February 28, 2011, we employed forty-seven full-time employees and eight part-time employees. We believe that relations with our employees are generally good.

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

ITEM 1A     RISK FACTORS – Not Required for Smaller Reporting Companies.

ITEM 1B     UNRESOLVED STAFF COMMENTS - None.

ITEM 2        DESCRIPTION OF PROPERTIES

We own an industrial park located in Milton, NY. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Approximately 25,000 square feet of the park is leased or available for lease at any given time. The property is subject to a twenty year mortgage.

Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize a 13,000 square foot building and 10,000 square feet of additional office and storage space in an adjacent building. We also use unleased portions of the remaining space for equipment storage and special product tests. Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, and (iv) a receiving and shipping area.

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

ITEM 3    LEGAL PROCEEDINGS – None

ITEM 4    RESERVED

PART II

ITEM 5    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to February 21, 2011, our Common Stock traded in the over-the-counter market on the OTC Bulletin Board. Since February 22, 2011 our common stock has been traded on the over-the-counter QB platform. The following table sets forth the range of high and low closing bid quotations for our Common Stock for the periods indicated.

	YEAR ENDED		YEAR ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2011		2010
	HIGH	LOW	HIGH	LOW
First Quarter	$1.13	$0.95	$0.55	$0.40
Second Quarter	1.00	0.86	0.72	0.42
Third Quarter	1.05	0.70	1.25	0.62
Fourth Quarter	1.06	0.92	1.40	0.97

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of May 2, 2011, there were 206 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6      SELECTED FINANCIAL DATA – Not Required for Smaller Reporting Companies.

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. These factors include, among other considerations, general economic and business conditions; political, regulatory, competitive and technological developments affecting our operations or the demand for our products; timely development and market acceptance of new products; adequacy of financing; capacity additions, the ability to enforce patents and the ability to achieve increased sales volume and continued profitability.

We undertake no obligation to update any forward-looking statement.

Overview

We have developed a unique and proprietary series of ultrasonic atomizing nozzles, which are being used in an increasing variety of electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food applications. These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles. These characteristics create a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved. When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact and lower energy use.

Market Diversity

In the past two years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which we operate.

Today we serve six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food.

Most of our sales now originate outside the USA, and we are geographically present directly and through distributors and trade representatives in North and Latin America, Europe and Asia. The infrastructure upon which this diversified market approach is based, includes a newly equipped process development laboratory, a strengthened sales organization with application engineers, an engineering team with additional talent and the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

The new products which were introduced, the new markets that were penetrated, and the regions in which we now operate, are a strong foundation for the company’s future sales growth and enhanced profitability.

Liquidity and Capital Resources

Working Capital - Our working capital increased $247,000 from a working capital of $3,075,000 at February 28, 2010 to $3,322,000 at February 28, 2011. The increase in working capital is primarily a result of the current year’s net income. Our current ratio is 3.1 to 1 at February 28, 2011, as compared to 3 to 1 at February 28, 2010.

Stockholders’ Equity - Stockholders' equity increased $647,000 from $3,670,000 at February 28, 2010 to $4,317,000 at February 28, 2011. The increase in stockholders’ equity is the result of the current year’s net income of $594,000, stock based compensation of $49,000 and the exercise of stock options for $3,000.

Operating Activities – Our operating activities provided $1,158,000 of cash for the year ended February 28, 2011 as compared to providing $494,000 for the year ended February 28, 2010. During the year ended February 28, 2011, we had net income of $594,000, accounts receivable increased $12,000, inventories increased $111,000, prepaid expenses increased $74,000 and accounts payable, accrued expenses and customer deposits increased $389,000. In addition, we incurred non-cash expenses of $313,000 for depreciation and amortization, $49,000 for stock based compensation expense and an increase in our allowance for doubtful accounts of $10,000.

Investing Activities - For the year ended February 28, 2011, we used $2,993,000 in our investing activities as compared to using $255,000 for the year ended February 28, 2010. In 2011 we used $2,540,000 for the purchase of land, buildings and improvements and $249,000 for the purchase of marketable securities. In 2011 and 2010, we used $195,000 and $290,000, respectively, for the purchase or manufacture of equipment, furnishings and building improvements. In addition, in 2011 and 2010 we used $9,000 and $26,000, respectively, for patent application costs. The purchases of equipment and patent costs were offset by the sale of depreciable equipment of $61,000 during the year ended February 28, 2010.

Financing Activities – Our financing activities provided $1,731,000 of cash for the year ended February 28, 2011 as compared to providing $76,000 for the year ended February 28, 2010. During the year ended February 28, 2011, we had proceeds of a note payable for $2,100,000 for the purchase of land, buildings and improvements. We repaid the outstanding balance of our line of credit of $350,000. We had proceeds of $3,000 for stock option exercises and repayments of notes payable of $22,000.

Net Decrease in Cash – For the year ended February 28, 2011, our cash balance decreased by $104,000 as compared to an increase of $315,000 for the year ended February 28, 2010. During the year ended February 28, 2011, our operations provided $1,158,000 of cash, we used $2,993,000 in investing activities and our financing activities provided $1,731,000 of cash.

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company and requires a 30 day annual payoff. As of February 28, 2011, we had no outstanding borrowings under the line of credit as compared to $350,000 at February 28, 2010.

We had outstanding borrowings of $3,000 under the equipment facility at February 28, 2011. The borrowings have repayment terms which vary from 36 – 60 months and bear interest at rates from 5.2% to 6.6%.

We had outstanding borrowings under a note payable of $2,095,000 at February 28, 2011. The note is payable over 20 years and bears interest at 5.5%. The note payable is secured by a mortgage on our land and buildings.

Results of Operations

For the year ended February 28, 2011, our sales increased by $2,672,000 to $9,914,000 as compared to $7,242,000 for the year ended February 28, 2010, an increase of 37%. For the year ended February 28, 2011, we experienced an increase in sales in all of our product lines except for stent coater units and hypersonic units. Noteworthy increases took place in EZ-Flux units, Widetrack units and our Flexicoat and Exactacoat (XYZ) Platform units. Our sales to customers located in Asian countries increased by $1,537,000 or 67% for the year ended February 28, 2011. Our sales to US based customers increased by $1,781,000 or 71% for the year ended February 28, 2011.

Our gross profit increased $1,098,000, to $4,772,000 for the year ended February 28, 2011 from $3,674,000 for the year ended February 28, 2010. Our gross margin percentage was 48% for the year ended February 28, 2011 compared to 51% for the year ended February 28, 2010. For the year ended February 28, 2011, our gross profit margin was impacted by a shift in the mix of products sold during the year. Compared to the year ended February 28, 2010, there was a decline in the number of stent coater units sold and an increase in our XYZ Platform units sold. Historically, our XYZ units have a lower gross profit margin when compared to our stent coater units. In addition, we experienced a lower gross profit margin on our Widetrack units this year as we utilized the resources of a subcontractor for the manufacture of some of these units. The outsourced units were manufactured in the United States under our supervision.

Research and product development costs increased $105,000 to $823,000 for the year ended February 28, 2011 as compared to $718,000 for the year ended February 28, 2010. The increase is due to increased engineering personnel and engineering materials required by additional research and development and product development. The increase in these expenses was offset by a decrease depreciation expense.

Marketing and selling costs increased $378,000 to $2,180,000 for the year ended February 28, 2011 from $1,802,000, for the year ended February 28, 2010. During the year ended February 28, 2011, our trade show and travel expenses increased by approximately $129,000 when compared to the prior year. In addition, we also saw an increase in salaries, commissions, insurance and depreciation expenses.

General and administrative expense increased $95,000 to $1,167,000 for the year ended February 28, 2011 from $1,072,000, for the year ended February 28, 2010. During the year ended February 28, 2011, we saw an increase in salaries, insurance, consulting and corporate expenses. The increase in these expenses was offset by in decrease in bad debt expense and stock based compensation expense.

Interest income remained flat at $2,000 for the years ended February 28, 2011 and 2010. Our present investment policy is to invest excess cash in short term cash equivalents with an S & P rating of at least A1+.

Interest expense decreased $2,000 to $8,000 for the year ended February 28, 2011 as compared to $10,000 for the year ended February 28, 2010. The decrease in interest expense is due to decreased borrowing under our line of credit.

Income from real estate operations is the net income from the Company’s operation of the Milton Industrial Park which was purchased in December 2010 and began operating January 2011.

Income tax expense was $14,500 for the year ended February 28, 2011 as compared to a benefit of $2,000 for the year ended February 28, 2010.

For the year ended February 28, 2011, we had net income of $594,000 compared to $82,000 for the year ended February 28, 2010. The improvement in our net income is due primarily to an increase in sales.

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

Our financial statements are presented on pages 29 to 45 of this Report.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION - None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a) Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	70	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	74	Director*
Eric Haskell, CPA	64	Director*
Donald F. Mowbray	73	Director
Joseph Riemer	62	President and Director
Samuel Schwartz	91	Chairman Emeritus and Director
Philip A. Strasburg, CPA	72	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Coccio and Riemer and Mr. Strasburg run until the annual meeting to be held in 2011. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2012, and in each case until their respective successors are duly elected and qualified.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	48	Chief Financial Officer
Christopher L. Coccio	70	Chief Executive Officer, Chairman and a Director
R. Stephen Harshbarger	43	Vice President – Director of Advanced Energy SBU
Joseph Riemer	62	President and Director

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

DR. CHRISTOPHER L. COCCIO was appointed President and Chief Executive Officer of Sono-Tek on April 30, 2001, has been a Director of the Company since June 1998, and was appointed Chairman in August 2007. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. He also won an ASME Congressional Fellowship and served with the Senate Energy Committee in 1976. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996, and was appointed a legislative Fellow on the New York State Assembly’s Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Dr. Coccio received a B.S.M.E. from Stevens Institute of Technology, an M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering.

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

EDWARD J. HANDLER, III, Esq., is a retired partner from Kenyon & Kenyon, a law firm that provided intellectual property advice to the Company. Mr. Handler became a Director of the Company on October 1, 2004, coincident with his retirement from his law firm. Mr. Handler has 40 years experience in all aspects of intellectual property, including patents, trade secrets, trademarks and copyrights, including litigation and other adversarial proceedings. Mr. Handler is President and COO of The Bronx Project, Inc., a private Delaware corporation active in the area of therapeutics for acute (CNS) inflammatory conditions. Mr. Handler is past President of the West Point Society of New York and a past Trustee of the Association of Graduates, U.S. Military Academy. He holds a J.D. degree from the University of Virginia Law School and a B.S. in Engineering Science from the United States Military Academy.

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

ERIC HASKELL, CPA has been a Director since August 2009. He has over 30 years of experience in senior financial positions at several public and private companies.  He has significant expertise in the areas of acquisitions and divestitures, strategic planning and investor relations.  From December 2005 through March 2008, Mr. Haskell served as the Executive Vice President and Chief Financial Officer of SunCom Wireless Holdings, Inc., a company providing digital wireless communications services which was publicly traded until its merger with a wholly-owned subsidiary of T-Mobile USA, Inc. in February 2008.  He also served as a member of SunCom’s Board of Directors from November 2003 through May 2007.  From 1989 until April 2004, Mr. Haskell served as the Chief Financial Officer of Systems & Computer Technology Corp., a NASDAQ listed software and services corporation.  Mr. Haskell received his Bachelors Degree in Business Administration from Adelphi University in 1969.

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

Key attributes, Experience and Skills: Dr. Mowbray’s extensive research and managerial experience enables him to bring valuable insights to the Board. His knowledge of the Company’s products and the materials sciences technology underlying them has enabled him to contribute to our advanced products development and designs. Dr. Mowbray also brings leadership and oversight experience to the Board from his GE management background.

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

None.

(d) Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2011, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2011 and 2010 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2011	198,462	26,000	0	0	2,797	227,259
CEO, Chairman and Director	2010	190,615	0	0	0	1,446	192,061

Joseph Riemer, President	2011	153,556	20,000	0	18,207	3,471	195,234
	2010	147,368	0	0	22,382	1,214	170,964

R. Stephen Harshbarger	2011	189,954	0	0	0	3,799	193,753
Vice-President	2010	141,599	0	0	0	1,401	143,000

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During the year ended February 28, 2011, Dr. Coccio was compensated at a rate of $200,000 per annum. Effective April 1, 2011, the Board of Directors increased his salary to $225,000 per annum.

During the year ended February 28, 2011, Dr. Riemer was compensated at a rate of $150,000 per annum. Effective April 1, 2011, the Board of Directors increased his salary to $170,000 per annum.

Mr. Harshbarger is compensated at a rate of $75,000 per annum plus a commission on sales that his business unit originates.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	91,893		0.74	11/12/2014
	50,000		0.74	03/05/2018
	20,000		0.95	05/19/2014
	100,000		1.00	11/12/2014
	225,000		1.75	11/12/2014

Joseph Riemer	39,000	10,000	0.74	03/05/2018
	50,000		0.95	09/04/2017
	25,000		1.18	04/13/2017
	22,500	27,500	1.04	10/22/2019
	125,000 [1]	125,000	1.04	2/28/2021

R. Stephen Harshbarger	10,000		0.95	5/19/2014

1 The Board of Directors waived the net income target under Dr. Riemer’s option agreement dated October 22, 2009, permitting him to earn these options subject to the vesting schedule in the agreement.

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $124,000, Christopher L. Coccio $215,000, R. Stephen Harshbarger $181,000 and Joseph Riemer $162,000.

Compensation of Directors

Each non-employee director receives $500 for each meeting attended. Committee Chairmen and committee members receive $100 for each committee meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2011, director compensation was as follows:

2011 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	1,500	-	-	-	-	-	1,500
Eric Haskell	1,500	-	1,587	-	-	-	3,087
Donald F. Mowbray	1,500	-	-	-	-	-	1,500
Samuel Schwartz	1,500	-	-	-	-	-	1,500
Philip Strasburg	1,500	-	-	-	-	-	1,500

The number of vested and unvested stock options held by non-employee directors as of February 28, 2011 was as follows:

	Number of Vested Options	Number of Unvested Options

Edward J. Handler	30,000	-
Eric Haskell	20,000	20,000
Donald F. Mowbray	40,000	-
Samuel Schwartz	50,000	-
Philip Strasburg	40,000	-

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 10, 2011 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if	Amount
more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Christopher L. Coccio	1,011,484[1]	6.78%
*Edward J. Handler	127,508[2]	**
*R. Stephen Harshbarger	10,000[3]	**
*Eric Haskell	—	**
*Donald F. Mowbray	65,000[4]	**
*Joseph Riemer	167,725[5]	1.15%
*Samuel Schwartz	1,585,147[6]	10.8%
*Philip A. Strasburg	75,000[7]	**

All Executive Officers and Directors as a Group	3,070,114[8]	20.10%

Additional 5% owners
Herbert Spiegel	756,931	5.24%
425 East 58th Street
New York, NY 10022

Norwood Venture Corporation	1,084,672	7.51%
65 Norwood Avenue
Montclair, NJ 07043

Norman H. Pessin	619,990	4.29%
366 Madison Avenue
New York, NY 10017

Sandra Pessin	196,588	1.36%
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

3 Represents 10,000 options currently exercisable under the Company’s Stock Incentive Plans.

4 Includes 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 126,500 options currently exercisable issued under the Company’s Stock Incentive Plans.

6Includes 50,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

7 Includes 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

8 The group total includes 831,393 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total includes 250 shares and 48,000 exercisable options held by Mr. Bagley.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1993 Stock Incentive Plan	40,000	$0.31	-
2003 Stock Incentive Plan	1,321,268	$1.12	109,000

Total	1,361,268		109,000

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Fiscal Years ended February 28, 2011 and 2010, the Company paid or accrued fees of approximately $44,500 and $44,500 for services rendered by Sherb & Co., LLP, its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For the Fiscal Years ended February 28, 2011 and 2010, the Company paid or accrued tax preparation fees of approximately $8,000 and $5,500 for services rendered by Sherb & Co., LLP, its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2011 and 2010.

PART IV

ITEM 15 EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[1]	By-laws of the Company as amended.
10(a) [1]	Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(b)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(c) [2]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(d) [2]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(e) [3]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(f) [3]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(g) [3]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(h) [4]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(i) [5]	Non Plan Stock Option Agreement between Sono-Tek Corporation and Joseph Riemer dated October 22, 2009.
10(j) [6]	Purchase Money Mortgage dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(k)[6]	Contract of Sale dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(l)[6]	Purchase Money Note dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
14[7]	Code of Ethics.
21	Subsidiaries of Issuer.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14/15d – 14(a) Certification.
31.2	Rule 13a-14/15d – 14(a) Certification.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[3]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[5]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2010.
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended November 30, 2010.
[7]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
27

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2011 and FEBRUARY 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2011 and February 28, 2010

Consolidated Statements of Operations

For the Years Ended February 28, 2011 and February 28, 2010

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2011 and February 28, 2010

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2011 and February 28, 2010

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Sono-Tek Corporation

Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended February 28, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 28, 2011 and 2010 and the results of their operation and their cash flows for each of the years then ended February 28, 2011 and 2010 in conformity with accounting principles generally accepted in the United States.

/S/ SHERB & CO., LLP

Certified Public Accountants

New York, New York

May 16, 2011

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,683,801	$1,787,516
Marketable Securities	249,100	—
Accounts receivable (less allowance of $26,000 and $16,000, respectively)	976,339	974,429
Inventories, net	1,868,144	1,757,153
Prepaid expenses and other current assets	131,404	57,775
Total current assets	4,908,788	4,576,873

Land	250,000	—
Buildings, net	2,280,175	—
Equipment, furnishings and building improvements, net	414,210	514,623
Intangible assets, net	79,150	76,913
Other assets	6,542	7,171

TOTAL ASSETS	$7,938,865	$5,175,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$643,315	$595,174
Accrued expenses	507,517	466,656
Customer Deposits	373,577	73,954
Line of credit – Bank	—	350,000
Current maturities of long term debt	62,247	15,727

Total current liabilities	1,586,656	1,501,511

Long term debt, less current maturities	2,035,579	3,622

Total Liabilities	3,622,235	1,505,133

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,441,511 and 14,437,511 issued and outstanding, respectively	144,416	144,376
Additional paid-in capital	8,599,122	8,546,924
Accumulated deficit	(4,426,908)	(5,020,853)

Total stockholders’ equity	4,316,630	3,670,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,938,865	$5,175,580

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28,
	2011	2010

Net Sales	$9,914,312	$7,242,324
Cost of Goods Sold	5,142,229	3,568,174
Gross Profit	4,772,083	3,674,150

Operating Expenses
Research and product development	823,089	717,816
Marketing and selling	2,180,268	1,801,941
General and administrative	1,166,690	1,071,636

Total Operating Expenses	4,170,047	3,591,393

Operating Income	602,036	82,757

Other Income (Expense):
Interest Expense	(7,921)	(10,214)
Interest Income	1,870	1,929
Other Income	—	5,661
Income from real estate operations	12,460	—
Income before Income Taxes	608,445	80,133

Income Tax Expense (Benefit)	14,500	(1,543)

Net Income	$593,945	$81,676

Basic Earnings Per Share	$.04	$.01

Diluted Earnings Per Share	$.04	$.01

Weighted Average Shares – Basic	14,439,166	14,414,969

Weighted Average Shares – Diluted	15,028,047	14,524,417

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2011 AND 2010

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 28, 2009	14,414,714	$144,148	$8,490,071	$(5,102,529)	$3,531,690
Exercise of stock options	22,797	228	(18)	—	210
Stock based compensation expense	—	—	56,871	—	56,871
Net Income	—	—	—	81,676	81,676
Balance – February 28, 2010	14,437,511	144,376	8,546,924	(5,020,853)	3,670,447
Exercise of stock options	4,000	40	2,920	—	2,960
Stock based compensation expense	—	—	49,278	—	49,278
Net Income	—	—	—	593,945	593,945
Balance – February 28, 2011	14,441,511	$144,416	$8,599,122	$(4,426,908)	$4,316,630

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$593,945	$81,676
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	312,823	309,575
Stock based compensation expense	49,278	56,871
Allowance for doubtful accounts	10,000	(2,500)
(Increase) Decrease in:
Accounts receivable	(11,910)	(170,639)
Inventories	(110,991)	(93,579)
Prepaid expenses and other current assets	(73,629)	41,030
(Decrease) Increase in:
Accounts payable and accrued expenses	89,002	271,546
Customer deposits	299,623	—
Net Cash Provided by Operating Activities	1,158,141	493,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and building improvements	(195,035)	(290,301)
Purchase of land, buildings and improvements	(2,539,716)	—
Purchase of marketable securities	(249,100)	—
Sale of equipment	—	60,862
Patent application costs	(9,442)	(25,785)
Net Cash (Used In) Investing Activities	(2,993,293)	(255,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	2,960	210
Proceeds from note payable	2,100,000	—
Proceeds from line of credit – Bank	—	350,000
Repayment of line of credit – Bank	(350,000)	(250,000)
Repayment of long term debt	(21,523)	(23,504)
Net Cash Provided by Financing Activities	1,731,437	76,706

NET INCREASE IN CASH AND CASH EQUIVALENTS	(103,715)	315,462

CASH AND CASH EQUIVALENTS:
Beginning of year	1,787,516	1,472,054
End of year	$1,683,801	$1,787,516

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

Based on its core technology of ultrasonic liquid atomizing nozzles, the Company has developed intellectual property in the area of precision spray coating of liquids. The Company is presently engaged in the development, manufacture, sales, installation and servicing of diverse ultrasonic coating equipment for various manufacturing industries worldwide.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiaries, Sono-Tek Cleaning Systems Inc. and Sono-Tek Industrial Park, LLC. Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation (“SCS”), ceased operations during the Fiscal Year Ended February 28, 2002. Sono-Tek Industrial Park, LLC (“SIP”), operates as a real estate holding company for the Company’s real estate operations and started operating in December 2010.

Reclassifications – Where appropriate, prior year’s financial statements reflect reclassifications to conform to the current year’s presentation.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Supplemental Cash Flow Disclosure -

	Years Ended February 28,
	2011	2010
Interest paid	$14,546	$10,214
Income taxes paid	$216	$—

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 28, 2011 and 2010 was $10,000 and $32,470, respectively.

Equipment, Furnishings and Building Improvements – Equipment, furnishings and building improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years.

Land and Buildings – Land and buildings are stated at cost. Buildings are being depreciated by use of the straight-line method based on an estimated useful life of forty years.

Product Warranty - Expected future product warranty expense is recorded when the product is sold.

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $78,058 and $70,852 at February 28, 2011 and 2010, respectively. Annual amortization expense of such intangible assets is expected to be $6,700 per year for the next five years.

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

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2011 and 2010 was $206,271 and $138,676, respectively.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company also had one customer, which accounted for 8.5% of sales during the year ended February 28, 2011. Two customers accounted for 21.9% of the outstanding accounts receivables at February 28, 2011.

Fair Value of Financial Instruments - Effective June 1, 2008, the Company adopted the guidance in the Fair Value Measurements and Disclosure Topic of the Accounting Standards Codification for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the guidance requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Quoted prices in active markets.

Level 2:   Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at February 28, 2011:

Quoted prices in active markets (Level 1)
Marketable Securities	$ 249,100

Marketable Securities include mutual funds of $249,100, that are considered to be highly liquid and easily tradeable as of February 28, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

In addition, the guidance of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the Codification was effective for June 1, 2008. The guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

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

NOTE 3: SEGMENT INFORMATION

The Company currently operates in one business segment, ultrasonic spray coating systems and is primarily engaged in the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment.

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2011	2010
Expected life	4 years	4 years
Risk free interest rate	.57% - 1.17%	1.39% - 2.7%
Expected volatility	37% - 53%	66% - 96%
Expected dividend yield	0%	0%

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

For the years ended February 28, 2011 and February 28, 2010, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $49,278 and $56,871 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28,
	2011	2010
Raw Materials	$799,355	$477,845
Work-in-process	594,744	527,553
Consignment	7,861	9,042
Finished Goods	729,142	951,671
Totals	2,131,102	1,966,111
Less: Allowance	(262,958)	(208,958)
	$1,868,144	$1,757,153

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND BUILDING IMPROVEMENTS

Equipment, furnishings and building improvements consist of the following:

	February 28,
	2011	2010
Buildings	$2,289,716	$—
Laboratory equipment	423,286	414,112
Machinery and equipment	376,518	363,167
Building improvements	138,810	126,529
Tradeshow and demonstration equipment	721,246	621,561
Furniture and fixtures	579,369	540,786
Totals	4,528,945	2,066,155
Less: accumulated depreciation	(1,834,560)	(1,551,532)
	$2,694,385	$514,623

Depreciation expense for the years ended February 28, 2011 and February 28, 2010 was $305,618 and $302,290, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,
	2011	2010
Accrued compensation	$288,929	$235,980
Estimated warranty costs	28,050	21,900
Accrued commissions	126,092	168,831
Professional fees	14,850	25,014
Other accrued expenses	49,596	14,931
	$507,517	$466,656

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at February 28, 2011. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 28, 2011 and February 28, 2010, the Company had outstanding borrowings of $0 and $350,000, respectively, under the revolving line of credit.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,
	2011	2010

Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term	$2,095,179	$0

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $832 through March 2010. Interest rate 6.51%. 60 month term	0	830

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $529 through September 2011. Interest rate 5.22%. 36 month term	2,647	9,632

Equipment loan, bank, collateralized by related engineering equipment, payable in monthly installments of principal and interest of $770 through February 2011. Interest rate 6.54%. 60 month term	0	8,887

Total long term debt	2,097,826	19,349
Due within one year	62,247	15,727
Due after one year	$2,035,579	$3,622

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2012	$ 62,247
2013	62,962
2014	66,514
2015	70,265
2016	74,229
Thereafter	1,761,609

NOTE 10: COMMITMENTS AND CONTINGENCIES

Leases – Total rent expense was approximately $116,321 and $142,094, for the years ended February 28, 2011 and 2010, respectively.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 35% to pre-tax income as follows:

	February 28,	February 28,
	2011	2010
Expected federal income tax (benefit)	$212,880	$28,587
State tax, net of federal	36,494	3,430
Permanent timing difference	53,721	22,748
(Decrease) in valuation allowance	(288,595)	(56,308)
Income tax expense (benefit)	$14,500	($1,543)

The net deferred tax asset is comprised of the following:

	February 28,	February 28,
	2011	2010
Inventory	$135,000	$110,000
Accrued expenses and other	60,000	34,000
Net operating losses	541,000	870,000
Deferred tax asset	736,000	1,014,000
Deferred tax liability	(152,000)	(141,000)
Valuation allowance	(584,000)	(873,000)
Net deferred tax asset	$—	$—

The change in the valuation allowance was $289,000 for the year ended February 28, 2011. This represents a $289,000 decrease in the net operating loss valuation allowance and includes an $11,000 change in depreciable timing differences.

At February 28, 2011, the Company has available net operating loss carryforwards of approximately $1,300,000 for income tax purposes, which expire between fiscal 2019 and fiscal 2029. The net operating loss carryforwards generated by a subsidiary are subject to limitations under Section 382 of the Internal Revenue Code.

NOTE 12: STOCKHOLDERS’ EQUITY

Stock Options – The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended (“1993 Plan”) and the 2003 Stock Incentive Plan (“2003 Plan”). Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013. The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan. A total of 40,000 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2020. A total of 1,321,268 options are outstanding under the 2003 Plan.

During Fiscal Year 2011, the Company granted options for 125,000 shares exercisable at $1.04 to an officer of the Company, options for 20,000 shares exercisable at $.95 to a director of the Company and options for 43,500 shares exercisable at prices from $.88 to $.97 to employees of the Company.

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

A summary of the activity of both plans for the years ended February 28, 2011 and February 28, 2010 is as follows:

			Weighted Average
	Stock Options		Exercise Price		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance – February 29, 2009	1,205,565	920,906	$1.10	$1.08	$.33
Granted	73,000		.98
Exercised	(47,797)		(.74)
Cancelled	(1,000)		(.42)
Balance – February 28, 2010	1,229,768	1,018,418	1.11	1.06	.34
Granted	191,000		1.01
Exercised	(4,000)		(.74)
Cancelled	(55,500)		(1.11)
Balance – February 28, 2011	1,361,268	1,104,293	$1.11	$1.06	$.34

The intrinsic value of the Company’s options exercised during the years ended February 28, 2011 and 2010 was $1,560 and $31,356, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2011:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	191,000	$ 1.01	$ .50
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2011 was $137,440.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2011:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.25 to $.50	87,000	5.5	$ .39	81,000
$.51 to $1.00	647,893	6.8	$ .83	556,393
$1.01 to $1.75	553,875	8.3	$1.49	394,400
$1.76 to $2.30	65,000	3.9	$2.15	65,000
$2.31 to $3.00	7,500	4.1	$2.58	7,500

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28,	February 28,
	2011	2010
Numerator for basic and diluted
Earnings per share	$593,945	$81,676

Denominator:
Denominator for basic earnings per share-weighted average shares	14,439,166	14,414,969
Effects of dilutive securities:
Stock options for employees, directors and outside consultants	588,881	109,448
Denominator for diluted earnings per share	15,028,047	14,524,417

Basic Earnings Per Share	$.04	$.01

Diluted Earnings Per Share	$.04	$.01

NOTE 14: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,	February 28,
	2011	2010
Western Europe	$1,252,000	$1,324,000
Far East	3,841,000	2,304,000
Other	531,000	1,108,000
	$5,624,000	$4,736,000

During Fiscal Years 2011 and 2010, sales to foreign customers accounted for approximately $5,624,000 and $4,736,000, or 57% and 65% respectively, of total revenues.

One customer accounted for 8.5% of our sales for Fiscal Year ended February 28, 2011.

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2011

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 20, 2011	/s/ Samuel Schwartz	May 20, 2011
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 20, 2011	/s/ Dr. Joseph Riemer	May 20, 2011
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		President and Director

/s/ Edward J. Handler, III	May 20, 2011	/s/ Philip A. Strasburg	May 20, 2011
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ Eric Haskell	May 20, 2011	/s/ Dr. Donald F. Mowbray	May 20, 2011
Eric Haskell		Donald F. Mowbray
Director		Director

