Form 10-Q
period 2011-05-31
SONO TEK CORP
filed 2011-07-11
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	June 30, 2011
Common Stock, par value $.01 per share	14,441,511

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – May 31, 2011 (Unaudited) and February 28, 2011	1

Consolidated Statements of Income – Three Months Ended May 31, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Cash Flows – Three Months Ended May 31, 2011 and 2010 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	16

Part II - Other Information	17

Signatures and Certifications	18 - 22

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,
	2011	February 28,
Current Assets:	(Unaudited)	2011
Cash and cash equivalents	$1,625,795	$1,683,801
Mark etable Securities	249,100	249,100
Accounts receivable (less allowance of $29,000 and $26,000 at May 31 and February 28, respectively)	1,199,062	976,339
Inventories, net	2,179,689	1,868,144
Prepaid expenses and other current assets	107,953	131,404
Total current assets	5,361,599	4,908,788

Land	250,000	250,000
Buildings, net	2,267,156	2,280,175
Equipment, furnishings and building improvements, net	397,708	414,210
Intangible assets, net	79,428	79,150
Other assets	6,542	6,542

TOTAL ASSETS	$8,362,433	$7,938,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$710,182	$643,315
Accrued expenses	433,887	507,517
Customer Deposits	569,612	373,577
Current portion of long term debt	59,600	62,247
Total current liabilities	1,773,281	1,586,656

Long term debt, less current maturities	2,020,984	2,035,579
Total liabilities	3,794,265	3,622,235

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,441,511 and 14,441,511 shares issued and outstanding, respectively at May 31 and February 28	144,416	144,416
Additional paid-in capital	8,612,065	8,599,122
Accumulated deficit	(4,188,313)	(4,426,908)
Total stockholders’ equity	4,568,168	4,316,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,362,433	$7,938,865

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2011	2010

Net Sales	$2,989,070	$2,283,651
Cost of Goods Sold	1,555,971	1,166,623
Gross Profit	1,433,099	1,117,028

Operating Expenses
Research and product development costs	255,059	209,546
Marketing and selling expenses	567,632	522,421
General and administrative costs	303,184	287,165
Rental operations expense	39,829	—
Total Operating Expenses	1,165,704	1,019,132

Operating Income	267,395	97,896

Interest Expense	(29,773)	(3,438)
Interest Income	246	460

Income from Operations Before Income Taxes	237,868	94,918

Income Tax (Benefit) Expense	(727)	166

Net Income	$238,595	$94,752

Basic Earnings Per Share	$0.02	$0.01

Diluted Earnings Per Share	$0.02	$0.01

Weighted Average Shares - Basic	14,441,511	14,437,511

Weighted Average Shares - Diluted	14,752,316	14,593,862

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$238,595	$94,752

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	73,889	69,917
Stock based compensation expense	12,943	14,482
Allowance for doubtful accounts	3,000	1,000
Decrease (Increase) in:
Accounts receivable	(225,723)	172,666
Inventories	(311,545)	(103,629)
Prepaid expenses and other current assets	23,451	(49,754)
(Decrease) Increase in:
Accounts payable and accrued expenses	(6,763)	(335,000)
Customer Deposits	196,035	287,256
Net Cash Provided by Operating Activities	3,882	151,690

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(2,110)	(6,297)
Purchase of equipment and furnishings	(42,536)	(38,521)
Net Cash (Used In) Investing Activities	(44,646)	(44,818)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(17,242)	(4,747)
Net Cash (Used In) Financing Activities	(17,242)	(4,747)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,006)	102,125

CASH AND CASH EQUIVALENTS
Beginning of period	1,683,801	1,787,516
End of period	$1,625,795	$1,889,641

SUPPLEMENTAL DISCLOSURE:
Interest paid	$29,773	$3,066
Taxes Paid	$0	$166

See notes to consolidated financial statements.

SONO-TEK CORPORATION

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2011 and 2010

(Unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiaries, Sono-Tek Cleaning Systems Inc. and Sono-Tek Industrial Park, LLC. Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation, ceased operations during the Fiscal Year Ended February 28, 2002. Sono-Tek Industrial Park, LLC, operates as a real estate holding company for the Company’s real estate operations and started operating in December 2010.

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

Level 3:  Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at May 31, 2011:

Quoted prices in active markets (Level 1)
Marketable Securities	$249,100

Marketable Securities include mutual funds of $249,100, that are considered to be highly liquid and easily tradeable as of May 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

In addition, the guidance of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the Codification was effective for June 1, 2008. The guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2011, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $79,890 and $78,058 at May 31, 2011 and February 28, 2011, respectively. Annual amortization expense of such intangible assets is expected to be $7,300 per year for the next five years.

Reclassifications – Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

Impact of New Accounting Pronouncements - All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective are not expected to have any impact on the Company.

NOTE 2: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2011	2011

Finished goods	$802,785	$729,142
Work in process	705,567	594,744
Consignment	—	7,861
Raw materials and subassemblies	952,295	799,355
Total	2,460,647	2,131,102
Less: Allowance	(280,958)	(262,958)
Net inventories	$2,179,689	$1,868,144

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2011, there were 40,000 options outstanding under the 1993 Plan and 1,321,268 options outstanding under the 2003 plan.

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

For the three months ended May 31, 2011 and 2010, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $12,943 and $14,482 in additional compensation expense during the three months ended May 31, 2011 and 2010, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2011 and 2010, are calculated as follows:

	Three Months Ended May 31,
	2011	2010

Denominator for basic earnings per share	14,441,511	14,437,511

Dilutive effect of stock options	310,805	156,351

Denominator for diluted earnings per share	14,752,316	14,593,862

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2011

Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term	$2,080,584	$2,095,179

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $529 through September 2011. Interest rate 5.22%. 36 month term	0	2,647

Total long term debt	2,080,584	2,097,826
Due within one year	59,600	62,247
Due after one year	$2,020,984	$2,035,579

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at May 31, 2011. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2011, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The company operates in two segments: ultrasonic spraying systems and rental real estate operations.

For the three months ended May 31, 2011, segment information is as follows. All inter-company transactions are eliminated in consolidation.

	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$2,966,726	$56,279	$33,935	$2,989,070
Rental Expense	$33,935	$0	$(33,935)	$0
Interest Expense	$1,031	$28,742	—	$29,773
Net Income (Loss)	$284,822	$(12,292)	$(33,935)	$238,595
Assets	$5,814,312	$2,548,121	—	$8,362,433
Debt	$0	$2,080,584	—	$2,080,584

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

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

Most of our sales originate outside the USA, and we are geographically present directly and through distributors and trade representatives in North and Latin America, Europe and Asia. The infrastructure upon which this diversified market approach is based, includes a newly equipped process development laboratory, four new laboratories at distributor locations in Europe and Asia, a strengthened sales organization with application engineers, an engineering team with additional talent and the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

The new products which we have introduced, the new markets that we have entered, and the regions in which we now operate, are a strong foundation for our future sales growth and enhanced profitability.

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

We also offer to the same customer base, EVS solder recovery systems, pursuant to our exclusive distribution agreement with EVS International Ltd for the territory of USA and Canada.

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

3.     Medical Device Industry.

Our ultrasonic coating technology is being used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents with precise and uniform micronic layers of polymers and drugs; coating of various implantable devices with lubricous materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries, and the continuing demand for our systems from these customers is indicative of the high quality performance that our systems provide these customers. Some examples include: MediCoat I, Medicoat II, Medicoat SPI, AccuMist and MicroMist.

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

This industry coats expensive chemicals such as flame retardant, anti-stain, anti-microbial as well as moisture barriers, which are currently applied using inefficient dip or padding methods, resulting in significant waste of material, energy and water. We have demonstrated to a few leading textile manufacturers the technical advantages and financial benefits of our WideTrack coating system for their specific operations, and we are hopeful that these manufacturers will prioritize the WideTrack in their capital investment budgets, as soon as the general economy improves.

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

Rental Real Estate Operations

In December 2010, we purchased the industrial park where our facilities are located in Milton, NY. The park is an improved 3.13 acre parcel of land comprised of five buildings of office/industrial space, with 50,000 square feet of gross leasable floor area. We currently utilize 24,000 square feet of the park for our operations. We presently lease 16,000 square feet of the park to unrelated third parties and 10,000 square feet is currently vacant and available for rent.

For financial reporting purposes, we report the results of the park as rental real estate operations.

Liquidity and Capital Resources

Working Capital – Our working capital increased $266,000 from a working capital of $3,322,000 at February 28, 2011 to $3,588,000 at May 31, 2011. The increase in working capital is primarily a result of the current period’s net income. The Company’s current ratio is 3 to 1 at May 31, 2011 as compared to 3.1 to 1 at February 28, 2011.

Stockholders’ Equity – Stockholder’s Equity increased $251,000 from $4,317,000 at February 28, 2011 to $4,568,000 at May 31, 2011. The increase is a result of net income of $239,000, and an adjustment for stock based compensation expense of $13,000.

Operating Activities – Our operating activities provided $4,000 of cash for the three months ended May 31, 2011 as compared to providing $152,000 for the three months ended May 31, 2010. During the three months ended May 31, 2011, accounts receivable increased $226,000, inventory increased $312,000, prepaid expenses decreased $23,000, accounts payable and accrued expenses decreased $7,000 and customer deposits increased $196,000. In addition, we incurred non-cash expenses of $74,000 for depreciation and amortization, $13,000 for stock based compensation expense and $3,000 for bad debt expense.

Investing Activities – We used $43,000 for the purchase of capital equipment and $2,000 for patent application costs during the three months ended May 31, 2011. We used $39,000 for the purchase of capital equipment and $6,000 for patent application costs during the three months ended May 31, 2010.

Financing Activities – For the three months ended May 31, 2011 and 2010, we used $17,000 and $5,000, respectively for the repayment of our notes payable.

Net Decrease in Cash – For the three months ended May 31, 2011, our cash balance decreased by $58,000 as compared to an increase of $102,000 for the three months ended May 31, 2010. During the three months ended May 31, 2011, our operations provided $4,000 of cash, we used $45,000 in investing activities and we used $17,000 for our financing activities.

Results of Operations

Ultrasonic Spraying Systems Segment:

For the three months ended May 31, 2011, our sales increased $683,000 or 30% to $2,967,000 as compared to $2,284,000 for the three months ended May 31, 2010. During the three month period ended May 31, 2011, we experienced an increase in sales in all of our product lines, except for Liquid Delivery Units, EVS Units and Servo Units. We had noteworthy sales increases in nozzles and generators, fluxer units and related spare parts, Widetrack units and our XYZ platform units.

Our gross profit increased $294,000 to $1,411,000 for the three months ended May 31, 2011 from $1,117,000 for the three months ended May 31, 2010. The gross profit margin was 48% of sales for the three months ended May 31, 2011 and 49% of sales for the three months ended May 31, 2010.

Research and product development costs increased $45,000 to $255,000 for the three months ended May 31, 2011 from $210,000 for the three months ended May 31, 2010. The increase was principally due to an increase in salary expense related to an increase in engineering personnel.

Marketing and selling costs increased $46,000 to $568,000 for the three months ended May 31, 2011 from $522,000 for the three months ended May 31, 2010. During the three months ended May 31, 2010, we saw an increase in salary expense, and travel and trade show expense.

General and administrative costs increased $16,000 to $303,000 for the three months ended May 31, 2011 from $287,000 for the three months ended May 31, 2010. The increase was principally due to increased corporate expenses.

The three months ended May 31, 2010 includes rent expense of $33,935 allocated as follows: cost of goods sold, $13,884; research and product development, $8,778; marketing and selling, $6,644 and general and administrative, $4,629. The three months ended May 31, 2011 results do not include any rental expense as all inter company transactions are eliminated in consolidation due to our purchase of the Sono-Tek Industrial park in December 2010.

Rental Real Estate Operations:

For the three months ended May 31, 2011, our real estate operations generated $22,000 in rental income from unrelated third parties, incurred $39,000 in operating expenses and $29,000 in interest expense. Overall, the real estate operations incurred a net loss of $46,000 for the three months ended May 31, 2011. The $46,000 loss excludes any inter-company rent. We are presently working with an independent real estate broker to lease our existing vacant warehouse space.

Consolidated Results:

We had net income of $239,000 for the three months ended May 31, 2011 as compared to $95,000 for the three months ended May 31, 2010. Our results for the three months ended May 31, 2011 were improved over the same period last year due to an increase in sales.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2011.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. All of our sales transactions are completed in US dollars.

Although the Company's assets included $1,626,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2011. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 11, 2011

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

-18-