Form 10-Q
period 2011-08-31
SONO TEK CORP
filed 2011-10-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	September 30, 2011
Common Stock, par value $.01 per share	14,442,211

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – August 31, 2011 (Unaudited) and February 28, 2011	1

Consolidated Statements of Income – Six Months and Three Months Ended August 31, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Cash Flows – Six Months Ended August 31, 2011 and 2010 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8 – 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 – Controls and Procedures	12

Part II - Other Information	13

Signatures and Certifications	14 -19

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2011	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,065,862	$1,683,801
Marketable Securities	251,842	249,100
Accounts receivable (less allowance of $32,000 and $26,000 at August 31 and February 28, respectively)	939,877	976,339
Inventories	2,667,474	1,868,144
Prepaid expenses and other current assets	171,935	131,404
Total current assets	6,096,990	4,908,788

Land	250,000	250,000
Buildings, net	2,258,427	2,280,175
Equipment, furnishings and leasehold improvements (less accumulated depreciation of $1,947,089 and $1,834,560 at August 31 and February 28, respectively)	395,152	414,210
Intangible assets, net	80,167	79,150
Other assets	6,542	6,542

TOTAL ASSETS	$9,087,278	$7,938,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$778,907	$643,315
Accrued expenses	453,346	507,517
Customer deposits	542,245	373,577
Current maturities of long term debt	119,457	62,247
Total current liabilities	1,893,955	1,586,656

Long term debt, less current maturities	2,174,386	2,035,579
Total liabilities	4,068,341	3,622,235

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,442,211 and 14,437,511 shares issued and outstanding, at August 31 and February 28, respectively	144,423	144,416
Additional paid-in capital	8,625,302	8,599,122
Accumulated deficit	(3,750,788)	(4,426,908)
Total stockholders’ equity	5,018,937	4,316,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,087,278	$7,938,865

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended August 31		Three Months Ended August 31
	Unaudited		Unaudited
	2011	2010	2011	2010

Net Sales	$6,139,028	$4,715,788	$3,149,960	$2,432,137
Cost of Goods Sold	3,027,484	2,482,488	1,471,513	1,315,865
Gross Profit	3,111,544	2,233,300	1,678,447	1,116,272

Operating Expenses
Research and product development costs	539,941	398,349	284,885	188,803
Marketing and selling expenses	1,148,253	1,033,254	580,617	510,833
General and administrative costs	627,037	576,226	323,853	289,061
Rental operations expense	63,793	—	23,965	—
Total Operating Expenses	2,379,024	2,007,829	1,213,320	988,697

Operating Income	732,520	225,471	465,127	127,575

Interest Expense	(59,367)	(5,835)	(29,594)	(2,397)
Interest Income	3,220	1,220	2,973	760

Income from Operations Before Income Taxes	676,373	220,856	438,506	125,938

Income Tax Expense	253	216	980	50

Net Income	$676,120	$220,640	$437,526	$125,888

Basic Earnings Per Share	$0.05	$0.02	$0.03	$0.01

Diluted Earnings Per Share	$0.05	$0.02	$0.03	$0.01

Weighted Average Shares - Basic	14,442,211	14,437,511	14,442,211	14,437,511

Weighted Average Shares - Diluted	14,759,663	14,594,030	14,784,319	14,568,332

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended August 31,
	Unaudited
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$676,120	$220,640

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	154,420	143,129
Stock based compensation expense	25,829	26,528
Allowance for doubtful accounts	6,000	4,000
Decrease (Increase) in:
Accounts receivable	30,462	22,074
Inventories	(799,330)	(142,337)
Prepaid expenses and other current assets	(40,531)	(60,767)
(Decrease) Increase in:
Accounts payable and accrued expenses	81,421	(415,741)
Customer Deposits	168,668	294,217
Net Cash Provided by Operating Activities	303,059	91,743

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(4,760)	(6,797)
Purchase of equipment and furnishings	(112,563)	(59,807)
Net Cash Used In Investing Activities	(117,323)	(66,604)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	358	—
Proceeds from equipment financing - bank	237,000
Repayments of notes payable and loans	(41,033)	(9,171)
Net Cash Provided by (Used In) Financing Activities	196,325	(9,171)

NET INCREASE IN CASH AND CASH EQUIVALENTS	382,061	15,968

CASH AND CASH EQUIVALENTS
Beginning of period	1,683,801	1,787,516
End of period	$2,065,862	$1,803,484

SUPPLEMENTAL DISCLOSURE:
Interest paid	$59,368	$5,819
Taxes Paid	$253	$216

See notes to consolidated financial statements.

SONO-TEK CORPORATION

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2011 and 2010

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

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at August 31, 2011:

Quoted prices in active markets (Level 1)
Marketable Securities	$251,842

Marketable Securities include mutual funds of $251,842, that are considered to be highly liquid and easily tradeable as of August 31, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $81,801 and $78,058 at August 31, 2011 and February 28, 2011, respectively. Annual amortization expense of such intangible assets is expected to be $7,300 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2011	2011

Finished goods	$1,003,621	$729,142
Work in process	790,648	594,744
Consignment	4,333	7,861
Raw materials and subassemblies	1,167,831	799,355
Total	2,966,432	2,131,102
Less: Allowance	(298,958)	(262,958)
Net inventories	$2,667,474	$1,868,144

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of August 31, 2011, there were 40,000 options outstanding under the 1993 Plan and 1,317,693 options outstanding under the 2003 plan.

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

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2012	2011
Expected life	4 years	4 years
Risk free interest rate	.71% - 1.17%	.57% - 1.17%
Expected volatility	29% - 31%	37% - 53%
Expected dividend yield	0%	0%

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

For the six months ended August 31, 2011 and 2010, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $25,829 and $26,528 in additional compensation expense during the six months ended August 31, 2011 and 2010, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2011 and 2010 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010

Denominator for basic earnings per share	14,442,211	14,437,511	14,442,211	14,437,511

Dilutive effect of stock options	317,742	156,519	342,108	130,821

Denominator for diluted earnings per share	14,759,663	14,594,030	14,784,319	14,568,332

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2011
Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term	$2,065,788	$2,095,179

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $5,154 through June 2015. Interest rate 2.12%. 48 month term	228,055	0

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $529 through September 2011. Interest rate 5.22%. 36 month term	0	2,647

Total long term debt	2,293,843	2,097,826
Due within one year	119,457	62,247
Due after one year	$2,174,386	$2,035,579

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at August 31, 2011. The loan is collateralized by all of the assets of the Company. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2011, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The company operates in two segments: ultrasonic spraying systems and rental real estate operations.

For the six and three months ended August 31, 2011, segment information is as follows. All inter-company transactions are eliminated in consolidation.

	Six Months Ended August 31, 2011				Three Months Ended August 31, 2011
		Rental Real				Rental Real
	Ultrasonic	Estate			Ultrasonic	Estate
	Spraying	Operations	Eliminations	Consolidated	Spraying	Operations	Eliminations	Consolidated
Net Sales	$6,094,342	$112,558	$67,872	$6,139,028	$3,127,614	$56,279	$33,933	$3,149,960
Rental Expense	$67,872	$63,793	$(67,872)	$63,793	$33,933	$23,965	$(33,933)	$23,965
Interest Expense	$2,086	$57,282		$59,368	$1,054	$28,540		$29,594
Net Income (Loss)	$684,637	$(8,517)		$676,120	$433,749	$3,777		$437,526
Assets	$6,550,462	$2,536,816		$9,087,278	$6,550,462	$2,536,816		$9,087,278
Debt	$228,055	$2,065,788		$2,293,843	$228,055	$2,065,788		$2,293,843

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $881,000 from $3,322,000 at February 28, 2011 to $4,203,000 at August 31, 2011. The increase in working capital is primarily a result of the current period’s net income. The Company’s current ratio is 3.2 to 1 at August 31, 2011 as compared to 3.1 to 1 at February 28, 2011.

During the six months ended August 31, 2010, our inventories increased approximately $799,000. The increase is a result of our increased sales volume during the period. During the current period, our raw material inventory increased $339,000, finished good increased $276,000 and work in process increased $184,000. The increase in inventory is due to an increase in committed orders based upon our backlog at August 31, 2011.

Stockholders’ Equity – Stockholder’s Equity increased $702,000 from $4,317,000 at February 28, 2011 to $5,019,000 at August 31, 2011. The increase is a result of net income of $676,000, and an adjustment for stock based compensation expense of $26,000.

Operating Activities – Our operating activities provided $303,000 of cash for the six months ended August 31, 2011 as compared to providing $92,000 for the six months ended August 31, 2010. During the six months ended August 31, 2011, accounts receivable decreased $30,000, inventory increased $799,000, prepaid expenses increased $41,000, accounts payable and accrued expenses increased $81,000 and customer deposits increased $169,000. In addition, we incurred non-cash expenses of $154,000 for depreciation and amortization, $26,000 for stock based compensation expense and $6,000 for bad debt expense.

Investing Activities – During the six months ended August 31, 2011, we used $112,000 for the purchase of capital equipment and $5,000 for patent application costs. During the six months ended August 31, 2010, we used $60,000 for the purchase of capital equipment and $7,000 for patent application costs.

Financing Activities – During the six months ended August 31, 2011, we had proceeds from equipment financing of $237,000. For the six months ended August 31, 2011 and 2010, we used $41,000 and $9,000, respectively for the repayment of our notes payable.

Results of Operations

For the six months ended August 31, 2011, our sales increased $1,423,000 or 30% to $6,139,000 as compared to $4,716,000 for the six months ended August 31, 2010. During the six month period ended August 31, 2011, we experienced an increase in sales of our nozzles and generators, fluxer spare parts, stent coating units, XYZ units and hypersonic units.

For the three months ended August 31, 2011, our sales increased $718,000 to $3,150,000 or 30% as compared to $2,432,000 for the three months ended August 31, 2010. During the three month period ended August 31, 2011, we experienced an increase in sales of our nozzles and generators, stent coating units and fluxer units.

For the six months ended August 31, 2011, our gross profit increased $879,000 to $3,112,000 from $2,233,000 for the six months ended August 31, 2010. The gross profit margin was 51% of sales for the six months ended August 31, 2011 and 47% of sales for the six months ended August 31, 2010. The increase in our gross profit margin for the six months ended August 31, 2011 is due to an increase in sales of our nozzles and generators, fluxer spare parts, stent coating units, XYZ units and hypersonic units.

For the three months ended August 31, 2011, our gross profit increased $562,000 to $1,678,000 from $1,116,000 for the three months ended August 31, 2010. The gross profit margin was 53% of sales for the three months ended August 31, 2011 and 46% of sales for the three months ended August 31, 2010. The increase in our gross profit margin for the three months ended August 31, 2011 is due to an increase in sales of our nozzles and generators, fluxer spare parts, stent coating units.

Research and product development costs increased $142,000 to $540,000 for the six months ended August 31, 2011 from $398,000 for the six months ended August 31, 2010 and $96,000 to $285,000 for the three months ended August 31, 2011 from $189,000 for the three months ended August 31, 2010. The increases were due to increases in salary expense for additional engineering personnel in the current periods and increased expenditures for research and development materials.

Marketing and selling expenses increased $115,000 to $1,148,000 for the six months ended August 31, 2011 from $1,033,000 for the six months ended August 31, 2010 and $70,000 to $581,000 for the three months ended August 31, 2011 from $511,000 for the three months ended August 31, 2010. During the six months ended August 31, 2011, we experienced increases in salary expense due to the addition of personnel, travel expense and trade show expense. For the three months ended August 31, 2011, we experienced increases in salary expense, commission expense, travel expense and trade show expense. During the three months ended August 31, 2011, commission expense increased but not in proportion with the increase in sales, this is due to the mix of sales in the quarter.

General and administrative costs increased $51,000 to $627,000 for the six months ended August 31, 2011 from $576,000 for the six months ended August 31, 2010 and $35,000 to $324,000 for the three months ended August 31, 2011 from $289,000 for the three months ended August 31, 2010. The increases were principally due to an increase in consulting fees, professional fees and other corporate expenses.

The six and three months ended August 31, 2010 includes rent expense of $68,454 and $34,519 allocated as follows:

	Six months ended	Three months ended
	August 31, 2010
Cost of Good Sold	$28,107	$14,371
Research and Development	$17,673	$8,826
Marketing and Selling	$13,392	$6,684
General and Administrative	$9,282	$4,638

	$68,454	$34,519

The six and three months ended August 31, 2011 results do not include any rental expense as all inter company transactions are eliminated in consolidation due to our purchase of the Sono-Tek Industrial Park in December 2010.

Rental Real Estate Operations:

For the six and three months ended August 31, 2011 the results of our rental real estate operations are as follows:

	Six months ended	Three months ended
	August 31, 2011
Rental Income	$44,686	$22,344

Depreciation	$28,638	$14,319
Insurance	$7,060	$4,810
Grounds and Landscaping	$12,850	$11,056
Property taxes	$14,737	$9,260
Miscellaneous	$508	$432

Loss before Interest	$(19,107)	$(17,533)

Interest expense	$57,282	$28,540

Net Loss	$(76,389)	$(46,073)

It should be noted that the Company’s elimination of rental expense as detailed in the results of operations was replaced by rental operations expense as detailed in the above table.

Consolidated Results:

We had net income of $676,000 for the six months ended August 31, 2011 as compared to net income of $221,000 for the six months ended August 31, 2010. During the three months ended August 31, 2011 we had net income of $438,000 as compared to net income of $126,000 for the three months ended August 31, 2010. Our results for the six and three months ended August 31, 2011 were improved over the same period last year due to an increase in sales and gross profit.

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

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes. Management judgment is required in determining the provision for the deferred tax asset. During the fiscal year ended February 28, 2009, the Company increased the valuation reserve for the deferred tax asset. In the event that actual results differ from these estimates, the Company may need to again adjust such valuation reserve.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. ASC 718 is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. ASC 718 requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of the Company’s estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Impact of New Accounting Pronouncements

Accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements are not expected to have a material impact on the financial statements of the Company.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $2,066,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2011. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 12, 2011

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

