Form 10-Q
period 2011-11-30
SONO TEK CORP
filed 2012-01-13
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). | X | Yes   |  | No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_| Accelerated Filer |_| Smaller reporting company |X|

Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	December 29, 2011
Common Stock, par value $.01 per share	14,442,211

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – November 30, 2011 (Unaudited) and February 28, 2011	1

Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2011 and 2010 (Unaudited)	2

Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2011 and 2010 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 13

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	14

Item 4 – Controls and Procedures	14

Part II - Other Information	15

Signatures and Certifications	16 -20

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30,
	2011	February 28,
	Unaudited	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,207,583	$1,683,801
Marketable Securities	253,309	249,100
Accounts receivable (less allowance of $35,000 and $26,000 at November 30 and February 28, respectively)	632,729	976,339
Inventories, net	2,852,710	1,868,144
Prepaid expenses and other current assets	81,258	131,404
Total current assets	6,027,589	4,908,788

Land	250,000	250,000
Buildings, net	2,244,108	2,280,175
Equipment, furnishings and building improvements, net	362,224	414,210
Intangible assets, net	83,410	79,150
Other assets	6,542	6,542

TOTAL ASSETS	$8,973,873	$7,938,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$516,315	$643,315
Accrued expenses	560,793	507,517
Customer deposits	406,215	373,577
Current maturities of long-term debt	120,303	62,247
Total current liabilities	1,603,626	1,586,656

Long-term debt, less current maturities	2,143,797	2,035,579
Total liabilities	3,747,423	3,622,235

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,442,211 and 14,441,511 shares issued and outstanding, at November 30 and February 28, respectively	144,425	144,416
Additional paid-in capital	8,637,010	8,599,122
Accumulated deficit	(3,554,985)	(4,426,908)
Total stockholders’ equity	5,226,450	4,316,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,973,873	$7,938,865

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended November 30,		Three Months Ended November 30,
	Unaudited		Unaudited
	2011	2010	2011	2010

Net Sales	$9,083,801	$7,303,606	$2,944,772	$2,587,818
Cost of Goods Sold	4,466,134	3,779,098	1,438,652	1,296,610
Gross Profit	4,617,667	3,524,508	1,506,120	1,291,208

Operating Expenses
Research and product development costs	817,212	590,136	277,269	191,787
Marketing and selling expenses	1,814,240	1,630,063	665,988	596,809
General and administrative costs	928,962	864,727	301,923	288,501
Real estate operations expense	100,328	—	36,535	—
Total Operating Expenses	3,660,742	3,084,926	1,281,715	1,077,097

Operating Income	956,925	439,582	224,405	214,111

Interest Expense	(88,895)	(6,405)	(29,528)	(570)
Interest Income	4,914	1,601	1,694	381

Income from Operations Before Income Taxes	872,944	434,778	196,571	213,922

Income Tax Expense (Benefit)	1,021	216	768	—

Net Income	$871,923	$434,562	$195,803	$213,922

Basic Earnings Per Share	$0.06	$0.03	$0.01	$0.02

Diluted Earnings Per Share	$0.06	$0.03	$0.01	$0.01

Weighted Average Shares - Basic	14,441,743	14,438,398	14,442,211	14,440,192

Weighted Average Shares - Diluted	14,540,733	15,250,807	14,483,245	15,233,760

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30,
	Unaudited
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$871,923	$434,562

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	238,320	225,448
Stock based compensation expense	37,317	38,819
Allowance for doubtful accounts	9,000	7,000
Decrease (Increase) in:
Accounts receivable	334,610	100,017
Inventories	(984,566)	(136,502)
Prepaid expenses and other current assets	50,146	(24,652)
(Decrease) Increase in:
Accounts payable and accrued expenses	(73,724)	(109,942)
Customer deposits	32,638	425,330
Net Cash Provided by Operating Activities	515,664	960,080

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(10,110)	(9,192)
Purchase of equipment and furnishings	(148,626)	(147,315)
Net Cash (Used In) Investing Activities	(158,736)	(156,507)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	580	2,960
Proceeds from equipment financing – bank	237,000	—
Repayment of line of credit – bank	—	(350,000)
Repayments of notes payable and loans	(70,726)	(12,925)
Net Cash (Used In) Provided by Financing Activities	166,854	(359,965)

NET INCREASE IN CASH AND CASH EQUIVALENTS	523,782	443,608

CASH AND CASH EQUIVALENTS
Beginning of period	1,683,801	1,787,516
End of period	$2,207,583	$2,231,124

SUPPLEMENTAL DISCLOSURE:
Interest paid	$88,895	$6,406
Taxes Paid	$1,021	$216

See notes to consolidated financial statements.

SONO-TEK CORPORATION

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2011 and 2010

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiaries, Sono-Tek Cleaning Systems Inc. and Sono-Tek Industrial Park, LLC. Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation, ceased operations during the Fiscal Year Ended February 28, 2002. Sono-Tek Industrial Park, LLC operates as a real estate holding company for the Company’s real estate operations and started operating in December 2010.

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

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at November 30, 2011:

Quoted prices in active markets (Level 1)
Marketable Securities	$253,309

Marketable Securities include mutual funds of $253,309, that are considered to be highly liquid and easily tradeable as of November 30, 2011. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $83,908 and $78,058 at November 30, 2011 and February 28, 2011, respectively. Annual amortization expense of such intangible assets is expected to be $7,300 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2011	2011

Finished goods	$1,168,495	$729,142
Work in process	728,332	594,744
Consignment	8,298	7,861
Raw materials and subassemblies	1,264,542	799,355
Total	3,169,667	2,131,102
Less: Allowance	(316,957)	(262,958)
Net inventories	$2,852,710	$1,868,144

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of November 30, 2011, there were 40,000 options outstanding under the 1993 Plan and 1,311,893 options outstanding under the 2003 plan.

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

For the nine months ended November 30, 2011 and 2010, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 totaled $37,317 and $38,819 in additional compensation expense during the nine months ended November 30, 2011 and 2010, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2011 and 2010 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2011	2010	2011	2010

Denominator for basic earnings per share	14,441,743	14,438,398	14,442,211	14,440,192

Dilutive effect of stock options	98,990	812,409	41,034	793,568

Denominator for diluted earnings per share	14,540,733	15,250,807	14,483,245	15,233,760

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 28,
	2011
Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term	$2,050,787	$2,095,179

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $5,154 through June 2015. Interest rate 2.12%. 48 month term	213,313	0

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $529 through September 2011. Interest rate 5.22%. 36 month term	0	2,647

Total long term debt	2,264,100	2,097,826
Due within one year	120,303	62,247
Due after one year	$2,143,797	$2,035,579

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at November 30, 2011. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2011, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The company operates in two segments: ultrasonic spraying systems and rental real estate operations.

All inter-company transactions are eliminated in consolidation. For the nine and three months ended November 30, 2011, segment information is as follows:

	Nine Months Ended November 30, 2011				Three Months Ended November 30, 2011
	Ultrasonic	Rental Real Estate			Ultrasonic	Rental Real Estate
	Spraying	Operations	Eliminations	Consolidated	Spraying	Operations	Eliminations	Consolidated
Net Sales	$9,018,270	$167,336	$101,805	$9,083,801	$2,923,928	$54,779	$33,935	$2,944,772
Rental Expense	$101,805	$100,328	$(101,805)	$100,328	$33,935	$36,535	$(33,935)	$36,535
Interest Expense	$3,277	$85,618		$88,895	$1,192	$28,336		$29,528
Net Income (Loss)	$890,533	$(18,610)		$871,923	$205,896	$(10,093)		$195,803
Assets	$6,428,172	$2,545,701		$8,973,873	$6,428,172	$2,545,701		$8,973,873
Debt	$213,313	$2,050,787		$2,264,100	$213,313	$2,050,787		$2,264,100

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,102,000 from $3,322,000 at February 28, 2011 to $4,424,000 at November 30, 2011. The increase in working capital is primarily a result of the current period’s net income. The Company’s current ratio is 3.76 to 1 at November 30, 2011 as compared to 3.1 to 1 at February 28, 2011.

During the nine months ended November 30, 2011, our inventories of raw material, work in process and finished goods increased approximately $985,000. During the current period, our raw material inventory increased $466,000 in order to maintain an increased inventory level as a result of our sales growth. Finished goods inventory increased $439,000 due to an increase in inventory levels and an increase in our demonstration (which are available for sale) and rental units. Work in process inventory increased $134,000.

Stockholders’ Equity – Stockholder’s Equity increased $909,000 from $4,317,000 at February 28, 2011 to $5,226,000 at November 30, 2011. The increase is a result of net income of $872,000 and an adjustment for stock based compensation expense of $37,000.

Operating Activities – Our operating activities provided $516,000 of cash for the nine months ended November 30, 2011 as compared to providing $960,000 for the nine months ended November 30, 2010. During the nine months ended November 30, 2011, accounts receivable decreased $335,000, inventories increased $985,000, prepaid expenses decreased $50,000, accounts payable and accrued expenses decreased $74,000 and customer deposits increased $33,000. In addition, we incurred non-cash expenses of $238,000 for depreciation and amortization, $37,000 for stock based compensation expense and $9,000 for bad debt expense.

Investing Activities – During the nine months ended November 30, 2011, we used $149,000 for the purchase of capital equipment and $10,000 for patent application costs. During the nine months ended November 30, 2010, we used $147,000 for the purchase of capital equipment and $9,000 for patent application costs.

Financing Activities – For the nine months ended November 30, 2011, we used $71,000 for the repayment of our notes payable, had proceeds from equipment financing of $237,000 and received $1,000 for the exercise of stock options.

For the nine months ended November 30, 2010, we used $13,000 for the repayment of our notes payable, $350,000 for the repayment of the outstanding balance on our line of credit and received $3,000 for the exercise of stock options.

Results of Operations

For the nine months ended November 30, 2011, our sales increased $1,780,000 or 24% to $9,084,000 as compared to $7,304,000 for the nine months ended November 30, 2010. For the three months ended November 30, 2011, our sales increased $357,000 to $2,945,000 or 14% as compared to $2,588,000 for the three months ended November 30, 2010. During the three month period ended November 30, 2011, we experienced an increase in sales in all of our product lines, except for nozzles and widetrack units.

For the nine months ended November 30, 2011, our gross profit increased $1,093,000 to $4,618,000 from $3,525,000 for the nine months ended November 30, 2010. The gross profit margin was 51% of sales for the nine months ended November 30, 2011 and 48% of sales for the nine months ended November 30, 2010. The increase in our gross profit margin for the nine months ended November 30, 2011 is due to an increase in sales of our stent coater units, our programmable XYZ units and our fluxer units.

Our gross profit increased $215,000 to $1,506,000 for the three months ended November 30, 2011 from $1,291,000 for the three months ended November 30, 2010. The gross profit margin was 51% of sales for the three months ended November 30, 2011 and 50% of sales for the three months ended November 30, 2010. The increase in our gross profit margin for the three months ended November 30, 2011 was due to an increase in the gross margin of our programmable XYZ units during the current period.

Research and product development costs increased $227,000 to $817,000 for the nine months ended November 30, 2011 from $590,000 for the nine months ended November 30, 2010 and $85,000 to $277,000 for the three months ended November 30, 2011 from $192,000 for the three months ended November 30, 2010. The increases were principally due to increases in salary expense due to the hiring of additional engineering personnel and an increase in research and development materials.

Marketing and selling costs increased $184,000 to $1,814,000 for the nine months ended November 30, 2011 from $1,630,000 for the nine months ended November 30, 2010 and $69,000 to $666,000 for the three months ended November 30, 2011 from $597,000 for the three months ended November 30, 2010. During the nine months ended November 30, 2011, we experienced increases in international commission expense, salary expense due to the addition of personnel and travel and trade show expenses. For the three months ended November 30, 2011, we experienced increases in commission expense, salary expense and travel expense.

General and administrative costs increased $64,000 to $929,000 for the nine months ended November 30, 2011 from $865,000 for the nine months ended November 30, 2010 and $13,000 to $302,000 for the three months ended November 30, 2011 from $289,000 for the three months ended November 30, 2010. The increases were principally due to an increase in consulting fees, professional fees and corporate expenses.

The nine and three month periods ended November 30, 2010 include rent expense of $102,000 and $34,000 allocated as follows:

	Nine months ended	Three months ended
	November 30, 2010
Cost of Good Sold	$42,000	$14,000
Research and Development	$26,000	$9,000
Marketing and Selling	$20,000	$7,000
General and Administrative	$14,000	$4,000

	$102,000	$34,000

The nine and three months ended November 30, 2011 results do not include any rental expense as all inter -company transactions are eliminated in consolidation due to our purchase of the Sono-Tek Industrial Park in December 2010.

Rental Real Estate Operations:

For the nine and three months ended November 30, 2011, the results of our rental real estate operations are as follows:

	Nine months ended	Three months ended
	November 30, 2011
Rental Income	$65,531	$20,844

Depreciation	$42,957	$14,319
Insurance	$9,310	$2,250
Grounds and Landscaping	$18,705	$5,854
Property taxes	$28,799	$14,062
Miscellaneous	$558	$50

Loss before Interest	$(34,798)	$(15,691)

Interest expense	$85,618	$28,336

Net Loss	$(120,416)	$(44,027)

It should be noted that the Company’s elimination of rental expense as detailed in the statements of income was replaced by rental operations expense as detailed in the above table. The rental income detailed in the above table is included in the net sales amount on the statements of income on page 2.

Consolidated Results

We had net income of $872,000 for the nine months ended November 30, 2011 as compared to net income of $435,000 for the nine months ended November 30, 2010. During the three months ended November 30, 2011, we had net income of $196,000 as compared to net income of $214,000 for the three months ended November 30, 2010. Our results for the nine and three months ended November 30, 2011 were improved over the same period last year due to an increase in sales and gross profit.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $2,208,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2011. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 11, 2012

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

