Form 10-K/A
period 2011-02-28
SONO TEK CORP
filed 2012-03-20
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The Registrant had 14,441,511 shares of Common Stock outstanding as of May 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends our annual report on Form 10-K for the fiscal year ended February 28, 2011, filed with the Securities and Exchange Commission, on May 23, 2011, to revise the report of Sherb &Co. LLP, the Company’s independent registered public accounting firm, by deleting the word “auditing” from the first line of the second paragraph which word had been included in the report inadvertently.  Except as described above, no change has been made to the financial statements or any other portion of the Annual Report on Form 10-K as filed on May 23, 2011. The filing of this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the annual report on Form 10-K as filed on May 23, 2011 or reflect any events that have occurred after such date.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

YEARS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2012

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

21