Form 10-K
period 2012-02-29
SONO TEK CORP
filed 2012-05-11
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 29, 2012

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

(Title of Class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 31, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $15,642,525 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.28.

The Registrant had 14,455,444 shares of Common Stock outstanding as of April 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

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

3

We are recognized as a standard setter in the industry, and our systems are incorporated by various original equipment manufacturers (OEM), in their own manufacturing lines for making electronic printed circuit boards. Some examples include: SonoFlux 2000F, SonoFlux 2000FP, SonoFlux XL, SonoFlux EZ and SonoFlux Servo.

We also offer to the same customer base, EVS solder recovery systems, as per our exclusive distribution agreement with EVS International Ltd for the territory of the United States and Canada.

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

4

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

6.      Food Industry.

The food industry is traditionally a slow adapter to new technologies. Accordingly, we focus our efforts on a select few global food companies, where our technical advantages and economic benefits could translate into successful market penetration and sales growth. We have introduced our ultrasonic coating systems to various segments of the food industry. These include: baked goods, dairy, meat and biodegradable food packaging. The leading applications are coating of flavors, oils, nutriceuticals, anti-microbial agents, decorative glazes and coating of moisture barrier compounds on films, trays and cups. Most of our food industry equipment is designed on the WideTrack platform.

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

2.	SonoFlux 2000FP, SonoFlux XL and SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. All SonoFlux products provide substantial benefits in terms of reduced use of fluxing agents, reduced need for maintenance and reduced cost of operations compared to foam fluxers and competitive pressure nozzle fluxing products.
5

3.	SonoFlux Servo – a new spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products provide customers the ability to achieve a minimal amount of waste of expensive drug polymer coatings and high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We have recently developed additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

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
6

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

Manufacturing

We purchase circuit board assemblies and sheet metal components from outside suppliers. These materials are available from a wide range of suppliers throughout the world. All raw materials used in our products are readily available from many different domestic suppliers. We also purchase certain systems and subsystems to supplement our in-house manufacturing. These items are integrated with our ultrasonic system technology to meet specific applications.

We provide a limited warranty on all of our products covering parts and labor for a period of one year from the date of sale.

We own an industrial park in Milton, NY. The park has 50,000 square feet of leaseable area and we use more than half the space.

We have a business and quality control system that meets the qualifications of ISO 9001/2000. We were ISO 9001 registered in September 1998 and we have been recertified annually since then.

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $1,129,000 and $823,000 for Fiscal Years 2012 and 2011, respectively, on new engineering and product development. In addition, we added application engineers to our sales organizations, and these engineers work closely with customers and technical staff to develop new applications for our technology and equipment.

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

During the fiscal year ended February 29, 2012, we have made significant progress on building our intellectual property portfolio. We have a patent pending covering a new design for our entire line of nozzle systems. We have also applied for patents on the following projects:

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

Competition

We operate in competitive markets in the electronics and stent coating industries. We compete against global and regional manufacturers of nozzles and other products based on price, quality, product features and follow up service. We maintain our competitive position by providing highly effective solutions that meet our customers’ requirements and needs. In other markets, we encounter less competition based on the uniqueness of our ultrasonic technology in these applications.

Significant Customers

We have significant geographic and market diversification. One customer accounted for 6.7% of our sales for Fiscal Year ended February 29, 2012.

Foreign and Export Sales

During Fiscal Years 2012 and 2011, sales to foreign customers accounted for approximately $7,385,000 and $5,624,000, or 62% and 57% respectively, of total revenues.

Employees

As of February 29, 2012, we employed 55 full-time employees and 8 part-time employees. We believe that relations with our employees are generally good.

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

ITEM 1A     RISK FACTORS – Not Required for Smaller Reporting Companies.

ITEM 1B     UNRESOLVED STAFF COMMENTS - None.

ITEM 2       DESCRIPTION OF PROPERTIES

We own an industrial park located in Milton, NY. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Approximately 25,000 square feet of the park is leased or available for lease at any given time. The property is subject to a twenty year mortgage, of which nineteen years remain.

Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize a 13,000 square foot building and 10,000 square feet of additional office and storage space in an adjacent building. We also use unleased portions of the remaining space for equipment storage and special product tests. Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, (iv) an area for assembling and testing final products and systems and (v) a receiving and shipping area.

We presently maintain a sales and service office in Hong Kong and an equipment demonstration room in Shenzhen, China. The office and demonstration room are located on the premises of one of our product distributors.

ITEM 3     LEGAL PROCEEDINGS – None

ITEM 4     MINE SAFETY DISCLOSURES – Not Applicable

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

	YEAR ENDED		YEAR ENDED
	FEBRUARY 29,		FEBRUARY 28,
	2012		2011
	HIGH	LOW	HIGH	LOW
First Quarter	$1.45	$1.02	$1.13	$0.95
Second Quarter	1.45	1.13	1.00	0.86
Third Quarter	1.38	1.07	1.05	0.70
Fourth Quarter	1.30	0.88	1.06	0.92

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of February 29, 2012, there were 195 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

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

Market Diversity

During the past four years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which we operate.

Today we serve six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food.

Most of our sales now originate outside the United States, and we are geographically present directly and through distributors and trade representatives in North and Latin America, Europe and Asia. The infrastructure upon which this diversified market approach is based, includes a newly equipped process development laboratory, a strengthened sales organization with application engineers, an engineering team with additional talent and the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

The new products which were introduced, the new markets that were penetrated, and the regions in which we now operate, are a strong foundation for our future sales growth and enhanced profitability.

Liquidity and Capital Resources

Working Capital - Our working capital increased $1,333,000 from a working capital of $3,322,000 at February 28, 2011 to $4,655,000 at February 29, 2012. The increase in working capital this year is due to the current year’s net income which resulted in an increase in cash. Our current ratio is 4 to 1 at February 29, 2012, as compared to 3.1 to 1 at February 28, 2011.

Stockholders’ Equity - Stockholders' equity increased $1,491,000 from $4,317,000 at February 28, 2011 to $5,808,000 at February 29, 2012. The increase in stockholders’ equity is the result of the current year’s net income of $1,432,000, stock based compensation of $49,000 and the exercise of stock options for $10,000.

Operating Activities – Our operating activities provided $1,192,000 of cash for the year ended February 29, 2012 as compared to providing $1,158,000 for the year ended February 28, 2011. During the year ended February 29, 2012, we had net income of $1,432,000, accounts receivable decreased $222,000, inventories increased $691,000, prepaid expenses and other assets decreased $25,000, deferred tax assets increased $86,000 and accounts payable, accrued expenses and customer deposits decreased $125,000 and income taxes payable increased $37,000. In addition, we incurred non-cash expenses of $330,000 for depreciation and amortization and $48,000 for stock based compensation expense.

For the year ended February 29, 2012, our inventories increased $691,000 when compared to February 28, 2011. During the current year, raw materials increased $497,000, work in process decreased $50,000, finished goods increased $176,000 and our allowance for obsolescence decreased $68,000. The increase in raw materials is a result of our accelerated purchasing strategy. The change in purchasing was to reduce our time needed to fulfill customer orders and a build-up in anticipation of increased sales volume. As of February 29, 2012, we have eliminated our accelerated purchasing strategy and purchase materials only when needed for customer orders. Our finished goods increased due to customer orders that were shipped after February 29, 2012.

Investing Activities - For the year ended February 29, 2012, we used $491,000 in our investing activities as compared to using $2,993,000 for the year ended February 28, 2011. In 2012 and 2011, we used $475,000 and $195,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In addition, in 2012 and 2011 we used $12,000 and $9,000, respectively, for patent application costs. In 2012 and 2011 we used $5,000 and $249,000, respectively for the purchase of marketable securities. In 2011 we used $2,540,000 for the purchase of land, buildings and improvements.

Financing Activities – Our financing activities provided $147,000 of cash for the year ended February 29, 2012 as compared to providing $1,731,000 for the year ended February 28, 2011. During the year ended February 29, 2012, we had proceeds of a note payable for $237,000 for the purchase of additional production equipment. During the year ended February 28, 2011, we had proceeds of a note payable for $2,100,000 for the purchase of land, buildings and improvements. In 2011, we repaid the outstanding balance of our line of credit of $350,000. We had proceeds of $10,000 and $3,000 for stock option exercises in 2012 and 2011, respectively. In addition, we made repayments of notes payable of $100,000 and $22,000 in 2012 and 2011, respectively.

Net Increase in Cash – For the year ended February 29, 2012, our cash balance increased by $848,000 as compared to a decrease of $104,000 for the year ended February 28, 2011. During the year ended February 29, 2012, our operations provided $1,192,000 of cash, we used $491,000 in investing activities and our financing activities provided $147,000 of cash.

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 29, 2012, we had no outstanding borrowings under the line of credit.

We had outstanding borrowings of $199,000 under the equipment facility at February 29, 2012. The borrowing has a repayment term of 48 months and bears interest at 2.12%.

We had outstanding borrowings under a note payable of $2,036,000 at February 29, 2012. The note is payable over 20 years and bears interest at 5.5%. The note payable is secured by a mortgage on our land and buildings.

Results of Operations

For the year ended February 29, 2012, our sales increased by $2,139,000 to $12,053,000 as compared to $9,914,000 for the year ended February 28, 2011, an increase of 22%. For the year ended February 29, 2012, we experienced an increase in sales of our stent coater units, fluxers and related accessories and our Flexicoat and Exactacoat (XYZ) Platform units. During the current year, we did experience a decrease in sales of our WideTrack units due to a decrease in demand from float glass manufacturers. For the year ended February 29, 2012, sales to customers located in European countries increased by $1,580,000 or 126%, sales to customers located in Asian countries increased by $212,000 or 6% and sales to U.S. based customers increased by $272,000 or 6%.

Our gross profit increased $1,394,000, to $6,166,000 for the year ended February 29, 2012 from $4,772,000 for the year ended February 28, 2011. Our gross margin percentage was 50% for the year ended February 29, 2012 compared to 48% for the year ended February 28, 2011. The improvement in the current year’s gross profit is due to an increase in sales of our stent coater units, an increase in sales of our XYZ platform units and an increase in sales of our fluxer units and related accessories. In addition to the increase in sales of the above product lines, we also saw an increase in the gross margin percentages of our fluxer units and related accessories, our WideTrack units and our XYZ platform units.

Research and product development costs increased $305,000 to $1,129,000 for the year ended February 29, 2012 as compared to $823,000 for the year ended February 28, 2011. The increase is due to increased engineering personnel and engineering materials. During the year ended February 29, 2012, we expended approximately $711,000 for engineering personnel as compared to $534,000 during the year ended February 28, 2011. During the year ended February 29, 2012, we expended approximately $218,000 for additional research, materials and product development as compared to $50,000 during the year ended February 28, 2011. The increase in these expenses was offset by a decrease in depreciation expense and rental expense.

Marketing and selling costs increased $218,000 to $2,398,000 for the year ended February 29, 2012 from $2,180,000, for the year ended February 28, 2011. The increase is due to increased sales personnel, commissions and trade show and travel expenses. During the year ended February 29, 2012, we expended approximately $1,691,000 for salaries and commissions as compared to $1,503,000 during the year ended February 28, 2011. During the year ended February 29, 2012, we expended approximately $429,000 for travel and trade show expenses as compared to $337,000 during the year ended February 28, 2011. The increase in these expenses was offset by a decrease in depreciation expense and rental expense.

General and administrative costs increased $83,000 to $1,249,000 for the year ended February 29, 2012 from $1,167,000, for the year ended February 28, 2011. The increase is due to salary increases, additional professional and consulting fees and increased corporate expenses. The increase in these expenses was offset by decreases in bad debt expense, rental expense and other miscellaneous expenses.

The twelve month period ended February 28, 2011 includes rent expense of $125,000 allocated as follows:

Cost of Goods Sold	$51,000
Research and Development	32,000
Marketing and Selling	25,000
General and Administrative	17,000
$125,000

The twelve months ended February 29, 2012 results do not include any rental expense as all inter-company transactions are eliminated in consolidation due to our purchase of the Sono-Tek Industrial Park in December 2010.

Real estate operations expense are expenses for the operations of the Sono-Tek Industrial Park. All inter-company revenue is eliminated in consolidation. For the year ended February 29, 2012, the results of our rental real estate operations are as follows:

Rental Income	$86,377

Depreciation	57,415
Insurance	10,913
Grounds and Landscaping	20,676
Property taxes	38,900
Miscellaneous	678
Total expenses	128,582

Loss before Interest	(42,205)

Interest Expense	113,747

Net Loss	$(155,952)

It should be noted that the Company’s elimination of rental expense as detailed in the statements of operations was replaced by rental operations expense as detailed in the preceding table. The rental income detailed in the table on the preceding page is included in the net sales amount on the statements of operations on page 32.

Interest income increased to $6,000 for the year ended February 29, 2012 as compared to $2,000 for the year ended February 28, 2011. Our present investment policy is to invest excess cash in short term cash equivalents with an S & P rating of at least A1+.

Interest expense increased to $118,000 for the year ended February 29, 2012 as compared to $8,000 for the year ended February 28, 2011. The increase in interest expense is due to the outstanding note payable we have for the acquisition of the Sono-Tek Industrial Park.

We recorded an income tax benefit of $291,000 for the year ended February 29, 2012 as compared to an expense of $14,500 for the year ended February 28, 2011. As of February 29, 2012, we have no net operating loss deductions available to carryforward. The details of the current years tax benefit are explained in Note 11 in our financial statements.

For the year ended February 29, 2012, we had net income of $1,432,000 compared to $594,000 for the year ended February 28, 2011. The improvement in our net income is due to an increase in sales, an improved gross profit margin and an income tax benefit.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 29, 2012.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 29, 2012, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Impact of New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of nonfinancial assets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance are effective for us March 1, 2012 and early adoption is prohibited. The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 29, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B     OTHER INFORMATION - None.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)      Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	71	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	75	Director*
Eric Haskell, CPA	65	Director*
Donald F. Mowbray	74	Director
Joseph Riemer	63	President and Director
Samuel Schwartz	92	Chairman Emeritus and Director
Philip A. Strasburg, CPA	73	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2012. The terms of Drs. Coccio and Riemer and Mr. Strasburg run until the annual meeting to be held in 2013, and in each case until their respective successors are duly elected and qualified.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	49	Chief Financial Officer
Christopher L. Coccio	71	Chief Executive Officer, Chairman and a Director
R. Stephen Harshbarger	44	Executive Vice President – Director of Advanced Energy SBU
Joseph Riemer	63	President and Director

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley is a Trustee of the Board of Education for the New Paltz Central School District and a Member of the Audit and Finance Committee for the District.

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

EDWARD J. HANDLER, III, Esq., is a retired partner from Kenyon & Kenyon, a law firm that provided intellectual property advice to the Company. Mr. Handler became a Director of the Company on October 1, 2004, coincident with his retirement from his law firm. Mr. Handler has 40 years of experience in all aspects of intellectual property, including patents, trade secrets, trademarks and copyrights, including litigation and other adversarial proceedings. Mr. Handler is Chairman and CEO of The Bronx Project, Inc., a private Delaware corporation active in the area of therapeutics for acute (CNS) inflammatory conditions. Mr. Handler is past President of the West Point Society of New York and a past Trustee of the Association of Graduates, U.S. Military Academy. He holds a J.D. degree from the University of Virginia Law School and a B.S. in Engineering Science from the United States Military Academy.

Key attributes, Experience and Skills: Mr. Handler’s extensive experience as an attorney enables him to bring valuable strategic insights to the Board. Mr. Handler’s past experience as the Company’s intellectual property attorney provides him with an in depth knowledge of the Company and its related market applications. Mr. Handler also brings leadership and oversight experience to the Board.

R. STEPHEN HARSHBARGER joined the Company in 1993 and was appointed Executive Vice President in August 2011. Prior to assuming his present position he served as Sales Engineer, World Wide Sales and Marketing Manager, VP Sales & Marketing, VP & Director of Electronics and Advanced Energy (E&AE). In the last four years serving as Director E&AE he has increased revenue greater than 300%. He has 17 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

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

DR. DONALD F. MOWBRAY has been a Director since August 2003. He has been an independent consultant since August 1997. From September 1992 to August 1997, he was the Manager of the General Electric Company’s Corporate Research and Development Mechanical Engineering Laboratory. From 1962 to 1992 he worked for the General Electric Company in a variety of engineering and managerial positions. Dr. Mowbray received a B.S. in Aeronautical Engineering from the University of Minnesota in 1960, a Master of Science in Engineering Mechanics from the University of Minnesota in 1962 and a Ph.D. from Rensselaer Polytechnic Institute in Engineering Mechanics in 1968.

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

DR. JOSEPH RIEMER joined the Company in January 2007 as Vice President of Engineering, became a Director in August 2007 and was appointed President in September 2007. Dr. Riemer holds a Ph.D. in Food Science and Technology from the Massachusetts Institute of Technology (MIT), focusing on food technology, food chemistry, biochemical analysis, and food microbiology. His experience includes seven years with Pfizer in its Adams Confectionary Division, where he was Director, Global Operations Development. Dr. Riemer has also held leading positions with several food, food ingredients, and personal care products companies. He has served in the capacities of research and development, operations, and general management. Prior to joining the Company, he was a management consultant serving clients in the food, biotech and pharmaceutical industries.

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

None.

(d)      Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 29, 2012, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports, except for one late report by Dr. Riemer and one late report by Stephen J. Bagley.

Code of Ethics

The Company has adopted a Code of Ethics for senior executives and financial officers. The Board intends that this Code satisfy the requirements of the Securities and Exchange Commission rules for a Code of Ethics that applies to senior management. A copy of the Company's Code of Ethics is posted on the "information for investors" web page located at http://www.sono-tek.com/code-of-ethics/ and is available in print to any shareholder who requests a copy.

ITEM 11     EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 29, 2012 and February 28, 2011 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2012	222,137	45,698	0	0	2,595	270,430
CEO, Chairman and Director	2011	198,462	26,000	0	0	2,797	227,259

Joseph Riemer, President	2012	166,698	14,861	0	34,015	3,391	218,965
	2011	153,556	20,000	0	18,207	3,471	195,234

R. Stephen Harshbarger	2012	199,628	1,442	0	0	4,021	205,091
Vice-President	2011	189,954	0	0	0	3,799	193,753

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During the year ended February 29, 2012, Dr. Coccio was compensated at a rate of $225,000 per annum.

During the year ended February 29, 2012, Dr. Riemer was compensated at a rate of $170,000 per annum.

Mr. Harshbarger is compensated at a rate of $75,000 per annum plus a commission on sales that his business unit originates.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	91,893	0	0.74	11/12/2014
	50,000	0	0.74	03/05/2018
	20,000	0	0.95	05/19/2014
	100,000	0	1.00	11/12/2014
	225,000	0	1.75	11/12/2014

Joseph Riemer	26,750	0	0.74	03/05/2018
	50,000	0	0.95	09/04/2017
	25,000	0	1.18	04/13/2017
	50,000	10,000	1.04	10/22/2019
	125,000	68,750	1.04	2/28/2021

R. Stephen Harshbarger	10,000	0	0.95	5/19/2014

Estimated Payments and Benefits Upon Termination or Change in Control

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer, Christopher L. Coccio, Chief Executive Officer and Joseph Riemer, President.  The Company also entered into an Executive Agreement with R. Stephen Harshbarger, Executive Vice President, on March 5, 2008, which was subsequently amended on March 8, 2012. In the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the Executive Agreements provide for severance payments to each officer equal to one year of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $123,000, Christopher L. Coccio $219,000, R. Stephen Harshbarger $195,000 and Joseph Riemer $155,000.

Compensation of Directors

Prior to April 2011, each non-employee director received $500 for each meeting attended. Effective April 2011, each non-employee director received $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 29, 2012, director compensation was as follows:

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	4,500	-	-	-	-	-	4,500
Eric Haskell	4,500	-	3,008	-	-	-	7,508
Donald F. Mowbray	4,500	-	-	-	-	-	4,500
Samuel Schwartz	4,500	-	-	-	-	-	4,500
Philip Strasburg	4,500	-	-	-	-	-	4,500

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

The number of vested and unvested stock options held by non-employee directors as of February 29, 2012 was as follows:

	Number of Vested Options	Number of Unvested Options

Edward J. Handler	30,000	-
Eric Haskell	20,000	10,000
Donald F. Mowbray	40,000	-
Samuel Schwartz	50,000	-
Philip Strasburg	40,000	-

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of April 27, 2012 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if	Amount
more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Christopher L. Coccio	979,570[1]	6.56%
*Edward J. Handler	127,508[2]	**
*R. Stephen Harshbarger	10,000[3]	**
*Eric Haskell	10,000	**
*Donald F. Mowbray	65,000[4]	**
*Joseph Riemer	251,475[5]	1.72%
*Samuel Schwartz	1,565,147[6]	10.79%
*Philip A. Strasburg	85,000[7]	**

All Executive Officers and Directors as a Group	3,143,950[8]	20.46%

Additional 5% owners
Herbert Spiegel	756,931	5.24%
425 East 58th Street
New York, NY 10022

Norwood Venture Corporation	1,084,672	7.50%
65 Norwood Avenue
Montclair, NJ 07043

The above ownership percentages are based on 14,455,444 shares outstanding as of April 27, 2012.

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

3 Represents 10,000 options currently exercisable under the Company’s Stock Incentive Plans.

4 Includes 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 198,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

6Includes 50,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

7 Includes 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

8 The group total includes 914,043 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total includes 1,100 shares and 49,150 exercisable options held by Mr. Bagley.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1993 Stock Incentive Plan	40,000	$0.31	-
2003 Stock Incentive Plan	1,318,460	$1.10	137,875

Total	1,358,460		137,875

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common stock.

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

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Fiscal Years ended February 29, 2012 and February 28, 2011, the Company paid or accrued fees of approximately $46,500 and $44,500 for services rendered by Sherb & Co., LLP, its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For the Fiscal Years ended February 29, 2012 and February 28, 2011, the Company paid or accrued tax preparation fees of approximately $17,000 and $8,000 for services rendered by Sherb & Co., LLP, its independent auditors. The increase in tax fees for the year ended February 29, 2012 was due to the preparation of amended New York State returns related to Qualified Emerging Technology Credits.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountant in 2012 and 2011.

PART IV

ITEM 15     EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[1]	By-laws of the Company as amended.
10(a) [1]	Sono-Tek Corporation 1993 Stock Incentive Plan as amended.
10(b)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(c) [2]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(d) [2]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(e) [3]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(f) [3]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(g) [3]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(h) [4]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(i) [5]	Non Plan Stock Option Agreement between Sono-Tek Corporation and Joseph Riemer dated October 22, 2009.
10(j) [6]	Purchase Money Mortgage dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(k)[6]	Contract of Sale dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(l)[6]	Purchase Money Note dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(m)[8]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(n)[8]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
14[7]	Code of Ethics.
21	Subsidiaries of Issuer.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14/15d – 14(a) Certification.
31.2	Rule 13a-14/15d – 14(a) Certification.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
2	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
3	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
4	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
5	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2010.
4	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended November 30, 2010.
[7]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
8	Filed herewith.
29

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 29, 2012 and FEBRUARY 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 29, 2012 and February 28, 2011

Consolidated Statements of Operations

For the Years Ended February 29, 2012 and February 28, 2011

Consolidated Statements of Stockholders' Equity

For the Years Ended February 29, 2012 and February 28, 2011

Consolidated Statements of Cash Flows

For the Years Ended February 29, 2012 and February 28, 2011

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Sono-Tek Corporation

Milton, New York

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended February 29, 2012 and February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 29, 2012 and February 28, 2011 and the results of their operation and their cash flows for each of the years then ended February 29, 2012 and February 28, 2011 in conformity with accounting principles generally accepted in the United States.

/S/ SHERB & CO., LLP

Certified Public Accountants

New York, New York

May 9, 2012

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,531,689	$1,683,801
Marketable securities	253,987	249,100
Accounts receivable (less allowance of $26,000 and $26,000, respectively)	754,605	976,339
Inventories, net	2,559,128	1,868,144
Prepaid expenses and other current assets	112,392	131,404
Total current assets	6,211,801	4,908,788

Land	250,000	250,000
Buildings, net	2,229,650	2,280,175
Equipment, furnishings and leasehold improvements, net	617,200	414,210
Intangible assets, net	83,455	79,150
Other assets	-	6,542
Deferred tax asset	86,167	-

TOTAL ASSETS	$9,478,273	$7,938,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$552,979	$643,315
Accrued expenses	529,732	507,517
Customer deposits	316,246	373,577
Current maturities of long term debt	120,303	62,247
Income taxes payable	37,250	-

Total current liabilities	1,556,510	1,586,656

Long term debt, less current maturities	2,114,196	2,035,579

Total Liabilities	3,670,706	3,622,235

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,455,444 and 14,441,511 issued and outstanding, respectively	144,553	144,416
Additional paid-in capital	8,657,629	8,599,122
Accumulated deficit	(2,994,615)	(4,426,908)

Total stockholders’ equity	5,807,567	4,316,630

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,478,273	$7,938,865

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 29,	February 28,
	2012	2011

Net Sales	$12,052,893	$9,914,312
Cost of Goods Sold	5,886,667	5,142,229
Gross Profit	6,166,226	4,772,083

Operating Expenses
Research and product development	1,128,729	823,089
Marketing and selling	2,398,367	2,180,268
General and administrative	1,249,209	1,166,690
Real estate operations expense	128,582	-
Total Operating Expenses	4,904,887	4,170,047

Operating Income	1,261,339	602,036

Other Income (Expense):
Interest Expense	(118,115)	(7,921)
Interest Income	6,049	1,870
Other Income (Expense)	(7,499)	12,460
Income before Income Taxes	1,141,774	608,445

Income Tax Expense (Benefit)	(290,519)	14,500

Net Income	$1,432,293	$593,945

Basic Earnings Per Share	$.10	$.04

Diluted Earnings Per Share	$.09	$.04

Weighted Average Shares – Basic	14,442,908	14,439,166

Weighted Average Shares – Diluted	15,407,144	15,028,047

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 28, 2010	14,437,511	$144,376	$8,546,924	$(5,020,853)	$3,670,447
Exercise of stock options	4,000	40	2,920	-	2,960
Stock based compensation expense	-	-	49,278	-	49,278
Net Income	-	-	-	593,945	593,945
Balance – February 28, 2011	14,441,511	144,416	8,599,122	(4,426,908)	4,316,630
Exercise of stock options	13,933	137	9,907	-	10,044
Stock based compensation expense	-	-	48,600	-	48,600
Net Income	-	-	-	1,432,293	1,432,293
Balance – February 29, 2012	14,455,444	$144,553	$8,657,629	$(2,994,615)	$5,807,567

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 29,	February 28,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,432,293	$593,945
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	329,501	312,823
Stock based compensation expense	48,600	49,278
Allowance for doubtful accounts	-	10,000
(Increase) Decrease in:
Accounts receivable	221,734	(11,910)
Inventories	(690,984)	(110,991)
Prepaid expenses and other assets	25,554	(73,629)
Deferred tax asset	(86,167)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	(68,121)	89,002
Customer deposits	(57,331)	299,623
Income taxes payable	37,250	-
Net Cash Provided by Operating Activities	1,192,329	1,158,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(474,041)	(195,035)
Purchase of land, buildings and improvements	-	(2,539,716)
Purchase of marketable securities	(4,887)	(249,100)
Patent application costs	(12,230)	(9,442)
Net Cash (Used In) Investing Activities	(491,158)	(2,993,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	10,044	2,960
Proceeds from note payable	-	2,100,000
Proceeds from note payable – Bank	237,000	-
Repayment of line of credit – Bank	-	(350,000)
Repayment of long term debt	(100,327)	(21,523)
Net Cash Provided by Financing Activities	146,717	1,731,437

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	847,888	(103,715)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,683,801	1,787,516
End of year	$2,531,689	$1,683,801

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

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

Supplemental Cash Flow Disclosure -

	Years Ended
	February 29,	February 28,
	2012	2011
Interest paid	$118,115	$14,546
Income taxes paid	$6,663	$216

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 29, 2012 and February 28, 2011 was $0 and $10,000, respectively.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $85,983 and $78,058 at February 29, 2012 and February 28, 2011, respectively. Annual amortization expense of such intangible assets is expected to be $7,900 per year for the next five years.

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

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 29, 2012 and February 28, 2011 was $248,798 and $206,271, respectively.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 6.7% of sales during the year ended February 29, 2012. Three customers accounted for 26.6% of the outstanding accounts receivables at February 29, 2012.

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

Level 3:    Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at February 29, 2012:

Quoted prices in active markets (Level 1)

Marketable Securities	$253,987

Marketable Securities include mutual funds of $253,987, that are considered to be highly liquid and easily tradeable as of February 29, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

New Accounting Pronouncements-

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance related to Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and the International Financial Reporting Standards (“IFRS”), that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value. The new guidance clarifies and changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among them is the clarification that the concepts of highest and best use and valuation premise in a fair value measurement should only be applied when measuring the fair value of nonfinancial asesets. Additionally, the new guidance requires quantitative information about unobservable inputs, and disclosure of the valuation processes used and narrative descriptions with regard to fair value measurements within the Level 3 categorization of the fair value hierarchy. The requirements of the amended accounting guidance are effective for us March 1, 2012 and early adoption is prohibited. The adoption of the new accounting guidance is not expected to have a material impact on our consolidated financial statements.

All other accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncement is not expected to have a material impact on the financials.

NOTE 3: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the twelve months ended February 29, 2012, segment information is as follows:

	Twelve Months Ended February 29, 2012
		Rental
	Ultrasonic	Real Estate
	Spraying	Operations	Eliminations	Consolidated
Net Sales	$11,966,516	$222,116	$135,739	$12,052,893
Rental Expense	$135,739	$128,582	$(135,739)	$128,582
Interest Expense	$4,368	$113,747		$118,115
Net Income (Loss)	$1,403,589	$(20,213)		$1,383,376
Assets	$6,862,717	$2,529,389		$9,392,106
Debt	$198,920	$2,035,579		$2,234,499

The tabular information presented above for fiscal year 2012 has not been presented for the fiscal year 2011. The real estate operations began in January 2011, and the operational results for this period of ownership were deemed immaterial and included net as other income in the financial statements.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate, volatility and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

For the years ended February 29, 2012 and February 28, 2011, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $48,600 and $49,278 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 29,	February 28,
	2012	2011
Raw Materials	$1,295,938	$799,355
Work-in-process	544,805	594,744
Consignment	7,127	7,861
Finished Goods	905,142	729,142
Totals	2,753,012	2,131,102
Less: Allowance	(193,884)	(262,958)
	$2,559,128	$1,868,144

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 29,	February 28,
	2012	2011
Buildings	$2,296,606	$2,289,716
Laboratory equipment	526,388	423,286
Machinery and equipment	613,946	376,518
Leasehold improvements	152,161	138,810
Tradeshow and demonstration equipment	772,313	721,246
Furniture and fixtures	641,572	579,369
Totals	5,002,986	4,528,945
Less: accumulated depreciation	(2,156,136)	(1,834,560)
	$2,846,850	$2,694,385

Depreciation expense for the years ended February 29, 2012 and February 28, 2011 was $321,577 and $305,618, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29,	February 28,
	2012	2011
Accrued compensation	$198,056	$288,929
Estimated warranty costs	36,000	28,050
Accrued commissions	181,682	126,092
Professional fees	30,172	14,850
Other accrued expenses	83,822	49,596
	$529,732	$507,517
41

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at February 29, 2012. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of February 29, 2012, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 29,	February 28,
	2012	2011

Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term	$2,035,579	$2,095,179

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term	198,920	0

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $529 through September 2011. Interest rate 5.22%. 36 month term	0	2,647

Total long term debt	2,234,499	2,097,826
Due within one year	120,303	62,247
Due after one year	$2,114,196	$2,035,579

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2013	120,303
2014	126,000
2015	131,026
2016	94,600
2017	78,417
Thereafter	1,684,153

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company does not have any material commitments or contingencies as of February 29, 2012.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 35% to pre-tax income as follows:

	February 29,	February 28,
	2012	2011
Expected federal income tax	$486,150	$212,880
State tax, net of federal	34,725	36,494
Permanent timing difference	28,319	53,721
State tax credits	(251,196)	-
Utilization of net operating loss carryforwards and
research and development tax credits	(502,350)	-
(Decrease) in valuation allowance	(86,167)	(288,595)
Income tax expense (benefit)	$(290,519)	$14,500

Current federal and state income taxes	$46,844	$14,500
Recognition of deferred tax assets	(86,167)	-
State tax credits	(251,196)	-
Income tax expense (benefit)	$(290,519)	$14,500

The net deferred tax asset is comprised of the following:

	February 29,	February 28,
	2012	2011
Inventory	$126,000	$135,000
Allowance for accounts receivable	10,000
Accrued expenses and other	91,000	60,000
Net operating losses	-	541,000
Research tax credits	110,000	-
Deferred tax asset	337,000	736,000
Deferred tax liability	(251,000)	(152,000)
Valuation allowance	-	(584,000)
Net deferred tax asset	$86,000	$-

The change in the valuation allowance was $584,000 for the year ended February 28, 2012. The change represents a $584,000 decrease in the net operating loss valuation allowance, the utilization of $502,000 of the net operating loss carryforward asset and research and development tax credits, recognition of $86,000 of timing differences, inclusive of research and development tax credits carried forward and a $24,000 decrease in prior years timing differences.

At February 29, 2012, the Company has no net operating loss carryforwards remaining but does have $110,000 of research and development tax credits being carried forward.

NOTE 12: STOCKHOLDERS’ EQUITY

Stock Options – The Company has two stock option plans, the 1993 Stock Incentive Plan, as Amended (“1993 Plan”) and the 2003 Stock Incentive Plan (“2003 Plan”). Under each Plan, options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. Options granted under the 1993 Plan expire on various dates through 2013. The 1993 Plan expired in October 2003 and no further options can be granted under the 1993 Plan. A total of 40,000 options remain outstanding under the 1993 Plan. Under the 2003 Plan options expire at various dates through 2021. A total of 1,278,460 options are outstanding under the 2003 Plan.

During Fiscal Year 2012, the Company granted options for 7,500 shares exercisable at prices from $1.09 to $1.30 to employees of the Company.

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

A summary of the activity of both plans for the years ended February 29, 2012 and February 28, 2011 is as follows:

			Weighted Average
	Stock Options		Exercise Price		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance – February 28, 2010	1,229,768	1,018,418	$1.11	$1.06	$.34
Granted	191,000		1.01
Exercised	(4,000)		(.74)
Cancelled	(55,500)		(1.11)
Balance – February 28, 2011	1,361,268	1,104,293	1.11	1.06	.34
Granted	7,500		1.23
Exercised	(13,933)		(.72)
Cancelled	(36,375)		(1.00)
Balance – February 29, 2012	1,318,460	1,204,660	$1.10	$1.11	$.36

The intrinsic value of the Company’s options exercised during the years ended February 29, 2012 and February 28, 2011 was $5,734 and $1,560, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 29, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 29, 2012:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	7,500	$1.23	$.31
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 29, 2012 and February 28, 2011 was $493,435 and $137,440.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2012:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.25 to $.50	82,667	3.9	$.39	82,667
$.51 to $1.00	608,293	4.7	$.84	581,243
$1.01 to $1.75	557,500	4.9	$1.36	470,750
$1.76 to $2.30	62,500	2.9	$2.15	62,500
$2.31 to $3.00	7,500	3.1	$2.58	7,500

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 29,	February 28,
	2012	2011
Numerator for basic and diluted
Earnings per share	$1,432,293	$593,945

Denominator:
Denominator for basic earnings per share-weighted average shares	14,442,908	14,439,166
Effects of dilutive securities:
Stock options for employees, directors and outside consultants	964,236	588,881
Denominator for diluted earnings per share	15,407,144	15,028,047

Basic Earnings Per Share	$.10	$.04

Diluted Earnings Per Share	$.09	$.04

NOTE 14: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 29,	February 28,
	2012	2011
Western Europe	$2,832,000	$1,252,000
Far East	4,053,000	3,841,000
Other	500,000	531,000
	$7,385,000	$5,624,000

During Fiscal Years 2012 and 2011, sales to foreign customers accounted for approximately $7,385,000 and $5,624,000, or 62% and 57% respectively, of total revenues.

One customer accounted for 6.7% of the Company’s sales for Fiscal Year ended February 29, 2012.

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2012

Sono-Tek Corporation

(Registrant)

By:	/s/ Dr. Christopher L. Coccio
Dr. Christopher L. Coccio,
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 10, 2012	/s/ Samuel Schwartz	May 10, 2012
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 10, 2012	/s/ Dr. Joseph Riemer	May 10, 2012
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		President and Director

/s/ Edward J. Handler, III	May 10, 2012	/s/ Philip A. Strasburg	May 10, 2012
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ Eric Haskell	May 10, 2012	/s/ Dr. Donald F. Mowbray	May 10, 2012
Eric Haskell		Donald F. Mowbray
Director		Director

