Form 10-Q
period 2012-05-31
SONO TEK CORP
filed 2012-07-12
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-16035

SONO-TEK CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2012 Rt. 9W, Milton, NY 12547

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone no., including area code: (845) 795-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐         Accelerated Filer ☐          Smaller reporting company ☒

Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	July 2, 2012
Common Stock, par value $.01 per share	14,479,610

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information	1

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – May 31, 2012 (Unaudited) and February 29, 2012	1

Consolidated Statements of Income – Three Months Ended May 31, 2012 and 2011 (Unaudited)	2

Consolidated Statements of Cash Flows – Three Months Ended May 31, 2012 and 2011 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	16

Part II - Other Information	17

Signatures and Certifications	18 - 22

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,
	2012	February 29,
Current Assets:	(Unaudited)	2012
Cash and cash equivalents	$1,851,320	$2,531,689
Marketable Securities	654,093	253,987
Accounts receivable (less allowance of $29,000 and $26,000 at May 31 and February 29, respectively)	1,059,403	754,605
Inventories, net	2,532,567	2,559,128
Prepaid expenses and other current assets	117,875	112,392
Total current assets	6,215,258	6,211,801

Land	250,000	250,000
Buildings, net	2,215,297	2,229,650
Equipment, furnishings and building improvements, net	559,680	617,200
Intangible assets, net	105,277	83,455
Deferred tax asset	86,167	86,167

TOTAL ASSETS	$9,431,679	$9,478,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$464,346	$552,979
Accrued expenses	646,537	529,732
Customer Deposits	271,137	316,246
Current portion of long term debt	122,031	120,303
Income taxes payable	6,384	37,250
Total current liabilities	1,510,435	1,556,510

Long term debt, less current maturities	2,082,607	2,114,196
Total liabilities	3,593,042	3,670,706

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,467,685 and 14,455,444 shares issued and outstanding, respectively at May 31 and February 29	144,675	144,553
Additional paid-in capital	8,677,477	8,657,629
Accumulated deficit	(2,983,515)	(2,994,615)
Total stockholders’ equity	5,838,637	5,807,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,431,679	$9,478,273

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2012	2011

Net Sales	$2,839,702	$2,989,070
Cost of Goods Sold	1,490,004	1,555,971
Gross Profit	1,349,698	1,433,099

Operating Expenses
Research and product development costs	254,070	255,059
Marketing and selling expenses	652,912	567,632
General and administrative costs	358,546	303,184
Rental operations expense	29,020	39,829
Total Operating Expenses	1,294,548	1,165,704

Operating Income	55,150	267,395

Interest Expense	(28,970)	(29,773)
Other (expense) income	(7,940)	246

Income from Operations Before Income Taxes	18,240	237,868

Income Tax (Benefit) Expense	7,140	(727)

Net Income	$11,100	$238,595

Basic Earnings Per Share	$0.00	$0.02

Diluted Earnings Per Share	$0.00	$0.02

Weighted Average Shares - Basic	14,459,579	14,441,511

Weighted Average Shares - Diluted	14,570,514	14,752,316

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,100	$238,595

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	83,576	73,889
Stock based compensation expense	10,964	12,943
Allowance for doubtful accounts	3,000	3,000
Decrease (Increase) in:
Accounts receivable	(307,798)	(225,723)
Inventories	26,561	(311,545)
Prepaid expenses and other current assets	(5,483)	23,451
(Decrease) Increase in:
Accounts payable and accrued expenses	28,175	(6,763)
Customer Deposits	(45,109)	196,035
Income taxes payable	(30,866)	-
Net Cash (Used In) Provided by Operating Activities	(225,880)	3,882

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(24,115)	(2,110)
Purchase of equipment and furnishings	(9,412)	(42,536)
Purchase of marketable securities	(400,106)	-
Net Cash (Used In) Investing Activities	(433,633)	(44,646)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(29,862)	(17,242)
Proceeds from exercise of options	9,006
Net Cash (Used In) Financing Activities	(20,856)	(17,242)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(680,369)	(58,006)

CASH AND CASH EQUIVALENTS
Beginning of period	2,531,689	1,683,801
End of period	$1,851,320	$1,625,795

SUPPLEMENTAL DISCLOSURE:
Interest paid	$28,970	$29,773
Taxes Paid	$38,848	$0

See notes to consolidated financial statements.

SONO-TEK CORPORATION

Notes to Consolidated Financial Statements

Three Months Ended May 31, 2012 and 2011

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

The fair values of financial assets of the Company were determined using the following categories:

	Quoted Prices in Active Markets
	(Level 1)
	May 31, 2012	February 29, 2012

Marketable Securities	$654,093	$253,987

Marketable Securities include mutual funds of $654,093, that are considered to be highly liquid and easily tradeable as of May 31, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

In addition, the guidance of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the Codification was effective for June 1, 2008. The guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Interim Reporting - The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 29, 2012, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $88,276 and $85,983 at May 31, 2012 and February 29, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $9,100 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	May 31,	February 29,
	2012	2012

Finished goods	$917,859	$905,142
Work in process	641,596	544,805
Consignment	-	7,127
Raw materials and subassemblies	1,178,997	1,295,938
Total	2,738,452	2,753,012
Less: Allowance	(205,885)	(193,884)
Net inventories	$2,532,567	$2,559,128

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of May 31, 2012, there were 40,000 options outstanding under the 1993 Plan and 1,266,218 options outstanding under the 2003 plan.

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

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2013	2012
Expected life	4 years	4 years
Risk free interest rate	.29%	.57% - 1.17%
Expected volatility	53%	37% - 53%
Expected dividend yield	0%	0%

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

For the three months ended May 31, 2012 and 2011, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $10,964 and $12,943 in additional compensation expense during the three months ended May 31, 2012 and 2011, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2012 and 2011, are calculated as follows:

	Three Months Ended May 31,
	2012	2011

Denominator for basic earnings per share	14,459,579	14,441,511

Dilutive effect of stock options	110,935	310,805

Denominator for diluted earnings per share	14,570,514	14,752,316

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 29,
	2012	2012

Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$2,020,161	$2,035,579

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	184,477	198,920

Total long term debt	2,204,638	2,234,499
Due within one year	122,031	120,303
Due after one year	$2,082,607	$2,114,196

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at May 31, 2012. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2012, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The company operates in two segments: ultrasonic spraying systems and rental real estate operations.

For the three months ended May 31, 2012, segment information is as follows. All inter-company transactions are eliminated in consolidation.

	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$2,818,857	$54,779	$33,934	$2,839,702
Rental Expense	$33,934	$29,020	$(33,934)	$29,020
Interest Expense	$1,051	$27,919	-	$28,970
Net Income (Loss)	$13,260	$(2,160)	-	$11,100
Assets	$6,918,542	$2,513,137	-	$9,431,679
Debt	$184,477	$2,020,161	-	$2,204,638

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
10

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $50,000 from a working capital of $4,655,000 at February 29, 2012 to $4,705,000 at May 31, 2012. The increase in working capital is a result of the current period’s net income of $11,000, depreciation and amortization of $95,000, equipment acquisitions and patent costs of $34,000, long term debt reduction of $31,000 and proceeds from stock options of $9,000. The Company’s current ratio is 4.1 to 1 at May 31, 2012 as compared to 4 to 1 at February 29, 2012.

Stockholders’ Equity – Stockholder’s Equity increased $31,000 from $5,808,000 at February 29, 2012 to $5,839,000 at May 31, 2012. The increase is a result of net income of $11,000, an adjustment for stock based compensation expense of $11,000 and the proceeds from stock option exercises of $9,000.

Operating Activities – We used $226,000 in our operating activities for the three months ended May 31, 2012 as compared to providing $4,000 for the three months ended May 31, 2011. During the three months ended May 31, 2012, accounts receivable increased $308,000, inventory increased $26,000, prepaid expenses increased $5,000, accounts payable and accrued expenses increased $28,000, customer deposits decreased $45,000 and income taxes payable decreased $31,000. In addition, we incurred non-cash expenses of $84,000 for depreciation and amortization, $11,000 for stock based compensation expense and $3,000 for bad debt expense.

Investing Activities – We used $9,000 for the purchase of capital equipment, $24,000 for patent application costs and $400,000 for the purchase of marketable securities during the three months ended May 31, 2012. We used $43,000 for the purchase of capital equipment and $2,000 for patent application costs during the three months ended May 31, 2011.

Financing Activities – For the three months ended May 31, 2012 we used $30,000 for the repayment of our notes payable and had proceeds from stock option exercises of $9,000. For the three months ended May 31, 2011 we used $17,000 for the repayment of our notes payable.

Net Decrease in Cash – For the three months ended May 31, 2012, our cash balance decreased by $680,000 as compared to a decrease of $58,000 for the three months ended May 31, 2011. During the three months ended May 31, 2012, we used $226,000 in our operating activities, we used $434,000 in investing activities and we used $21,000 in our financing activities.

Results of Operations

Ultrasonic Spraying Systems Segment:

For the three months ended May 31, 2012, our sales decreased $148,000 to $2,819,000 as compared to $2,967,000 for the three months ended May 31, 2011. During the three month period ended May 31, 2012, we experienced an increase in sales in of our EVS Units, Servo Units, stentcoaters, and XYZ platform units. During this period we experienced a decrease in sales of our fluxer units and nozzles and related generator units.

Our gross profit decreased $82,000 to $1,315,000 for the three months ended May 31, 2012 from $1,397,000 for the three months ended May 31, 2011. The gross profit margin was 47% of sales for the three months ended May 31, 2012 and 2011.

Research and product development costs remained flat at $254,000 when compared to the three months ended May 31, 2011.

Marketing and selling costs increased $85,000 to $653,000 for the three months ended May 31, 2012 from $568,000 for the three months ended May 31, 2011. During the three months ended May 31, 2012, we experienced an increase in international commission expense of $105,000. The increase in commission expense was offset by a decrease in travel, trade show and depreciation expenses.

The increase in international commission expense is due to four large sales that were shipped to Asia during the quarter. These Asian sales are subject to a higher commission rate, but the increase is partially offset by a reduction in in-house installation expense.

General and administrative costs increased $56,000 to $359,000 for the three months ended May 31, 2012 from $303,000 for the three months ended May 31, 2011. This increase was due to increased corporate expenses, increased salaries and bonuses, and outside consulting fees related to strategic opportunities and enhanced growth opportunities.

Rental Real Estate Operations:

For the three months ended May 31, 2012, our real estate operations generated $21,000 in rental income from unrelated third parties, incurred $29,000 in operating expenses and $28,000 in interest expense. Overall, the real estate operations incurred a net loss of $36,000 for the three months ended May 31, 2012. The $36,000 loss excludes any inter-company rent. We are presently working with an independent real estate broker to lease our vacant warehouse space.

Consolidated Results:

We had net income of $11,000 for the three months ended May 31, 2012 as compared to $239,000 for the three months ended May 31, 2011. The decline in our results for the three months ended May 31, 2012 is due to a decrease in sales combined with additional marketing and selling costs and general and administrative expenses.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 29, 2012.

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

Although the Company's assets included $1,851,000 in cash and $654,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2012. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Note Required for Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2012

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

