Form 10-Q
period 2012-08-31
SONO TEK CORP
filed 2012-10-11
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-16035

SONO-TEK CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Non Accelerated Filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	October 4, 2012
Common Stock, par value $.01 per share	14,483,010

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – August 31, 2012 (Unaudited) and February 29, 2012	1

Consolidated Statements of Income – Six Months and Three Months Ended August 31, 2012 and 2011 (Unaudited)	2

Consolidated Statements of Cash Flows – Six Months Ended August 31, 2012 and 2011 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19 -23

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,
	2012	February 29,
Current Assets:	(Unaudited)	2012
Cash and cash equivalents	$1,430,048	$2,531,689
Marketable Securities	958,364	253,987
Accounts receivable (less allowance of $16,380 and $26,000 at August 31 and February 29, respectively)	1,034,879	754,605
Inventories, net	2,427,113	2,559,128
Prepaid expenses and other current assets	192,812	112,392
Total current assets	6,043,216	6,211,801

Land	250,000	250,000
Buildings, net	2,192,924	2,229,650
Equipment, furnishings and leasehold improvements (less accumulated depreciation of $2,225,636 and $2,156,136 at August 31 and February 29, respectively)	550,041	617,200
Intangible assets, net	110,848	83,455
Deferred tax asset	86,167	86,167

TOTAL ASSETS	$9,233,196	$9,478,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$313,347	$552,979
Accrued expenses	594,426	529,732
Customer deposits	194,866	316,246
Current maturities of long term debt	123,573	120,303
Income taxes payable	35,642	37,250
Total current liabilities	1,261,854	1,556,510

Long term debt, less current maturities	2,050,935	2,114,196
Total liabilities	3,312,789	3,670,706

Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,483,010 and 14,455,444 shares issued and outstanding, at August 31 and February 29, respectively	144,830	144,553
Additional paid-in capital	8,699,356	8,657,629
Accumulated deficit	(2,923,779)	(2,994,615)
Total stockholders’ equity	5,920,407	5,807,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,233,196	$9,478,273

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended August 31		Three Months Ended August 31
	Unaudited		Unaudited
	2012	2011	2012	2011

Net Sales	$5,230,809	$6,139,028	$2,391,107	$3,149,960
Cost of Goods Sold	2,715,739	3,027,484	1,225,735	1,471,513
Gross Profit	2,515,070	3,111,544	1,165,373	1,678,447

Operating Expenses
Research and product development costs	486,787	539,941	232,717	284,885
Marketing and selling expenses	1,205,723	1,148,253	552,811	580,617
General and administrative costs	674,388	627,037	315,842	323,853
Rental operations expense	57,630	63,793	28,610	23,965
Total Operating Expenses	2,424,528	2,379,024	1,129,981	1,213,320

Operating Income	90,542	732,520	35,392	465,127

Interest Expense	(57,648)	(59,367)	(28,678)	(29,594)
Other (expense) income	(1,705)	3,220	6,234	2,973

Income from Operations Before Income Taxes	31,189	676,373	12,948	438,506

Income Tax (Benefit) Expense	(39,647)	253	(46,787)	980

Net Income	$70,836	$676,120	$59,735	$437,526

Basic Earnings Per Share	$0.00	$0.05	$0.00	$0.03

Diluted Earnings Per Share	$0.00	$0.05	$0.00	$0.03

Weighted Average Shares - Basic	14,466,892	14,441,921	14,472,849	14,442,211

Weighted Average Shares - Diluted	14,582,873	14,759,663	14,576,509	14,784,319

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended August 31,
	Unaudited
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$70,836	$676,120

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	155,634	154,420
Stock based compensation expense	21,658	25,829
Allowance for doubtful accounts	6,000	6,000
Inventory reserve	30,000	36,000
Decrease (Increase) in:
Accounts receivable	(273,528)	30,462
Inventories	102,015	(835,330)
Prepaid expenses and other current assets	(80,420)	(40,531)
(Decrease) Increase in:
Accounts payable and accrued expenses	(174,938)	81,421
Customer Deposits	(121,380)	168,668
Net Cash (Used in) Provided by Operating Activities	(264,123)	303,059

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(32,218)	(4,760)
Purchase of equipment and furnishings	(61,277)	(112,563)
Purchase of marketable securities	(704,377)	-
Net Cash Used In Investing Activities	(797,872)	(117,323)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	20,346	358
Proceeds from equipment financing - bank	-	237,000
Repayments of notes payable and loans	(59,992)	(41,033)
Net Cash Provided by (Used In) Financing Activities	(39,646)	196,325

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,101,641)	382,061

CASH AND CASH EQUIVALENTS
Beginning of period	2,531,689	1,683,801
End of period	$1,430,048	$2,065,862

SUPPLEMENTAL DISCLOSURE:
Interest paid	$57,648	$59,368
Taxes Paid	$-	$253

See notes to consolidated financial statements.

SONO-TEK CORPORATION

Notes to Consolidated Financial Statements

Six Months Ended August 31, 2012 and 2011

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiaries, Sono-Tek Cleaning Systems Inc. and Sono-Tek Industrial Park, LLC. Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation, ceased operations during the Fiscal Year Ended February 28, 2002. Sono-Tek Industrial Park, LLC operates as a real estate holding company for the Company’s real estate operations.

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Fair Value of Financial Instruments - The Company adopted the guidance in the Fair Value Measurements and Disclosure Topic of the Accounting Standards Codification for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the guidance requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Quoted prices in active markets.

Level 2:   Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at August 31, 2012:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2012	February 29, 2012

Marketable Securities	$958,364	$253,987

Marketable Securities include mutual funds of $958,364, that are considered to be highly liquid and easily tradeable as of August 31, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $90,808 and $85,983 at August 31, 2012 and February 29, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $9,100 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	August 31,	February 29,
	2012	2012

Finished goods	$847,720	$905,142
Work in process	629,256	544,805
Consignment	6,191	7,127
Raw materials and subassemblies	1,167,830	1,295,938
Total	2,650,997	2,753,012
Less: Allowance	(223,884)	(193,884)
Net inventories	$2,427,113	$2,559,128

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. The 2003 Plan supplemented and replaced the 1993 Stock Incentive Plan (the “1993 Plan”), under which no further options may be granted. Options granted under the 1993 Plan expire on various dates through 2013. As of August 31, 2012, there were 40,000 options outstanding under the 1993 Plan and 1,263,218 options outstanding under the 2003 plan.

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

For the six months ended August 31, 2012 and 2011, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $21,658 and $25,829 in additional compensation expense during the six months ended August 31, 2012 and 2011, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2012 and 2011 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2012	2011	2012	2011

Denominator for basic earnings per share	14,466,892	14,441,921	14,472,849	14,442,211

Dilutive effect of stock options	115,981	317,742	103,660	342,108

Denominator for diluted earnings per share	14,582,873	14,759,663	14,576,509	14,784,319

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 29,
	2012
Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$2,004,529	$2,035,579

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $5,154 through June 2015. Interest rate 2.12%. 48 month term.	169,979	198,920

Total long term debt	2,174,508	2,234,499

Due within one year	123,573	120,303

Due after one year	$2,050,935	$2,114,196

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at August 31, 2012. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2012, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The company operates in two segments: ultrasonic spraying systems and rental real estate operations.

All inter-company transactions are eliminated in consolidation. For the six and three months ended August 31, 2012 and 2011, segment information is as follows:

	Six Months Ended August 31, 2012				Three Months Ended August 31, 2012
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$5,201,514	$97,164	$67,869	$5,230,809	$2,382,657	$42,385	$33,935	$2,391,107
Rental Expense	$67,869	$57,630	$(67,869)	$57,630	$33,935	$28,610	$(33,935)	$28,610
Interest Expense	$2,023	$55,625		$57,648	$972	$27,706		$28,678
Net Income (Loss)	$86,926	($16,090)		$70,836	$73,666	$(13,931)		$59,735
Assets	$6,725,311	$2,507,885		$9,233,196	$6,725,311	$2,507,885		$9,233,196
Debt	$169,979	$2,004,529		$2,174,508	$169,979	$2,004,529		$2,174,508

	Six Months Ended August 31, 2011				Three Months Ended August 31, 2011
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$6,094,342	$112,558	$67,872	$6,139,028	$3,127,614	$56,279	$33,933	$3,149,960
Rental Expense	$67,872	$63,793	$(67,872)	$63,793	$33,933	$23,965	$(33,933)	$23,965
Interest Expense	$2,086	$57,282		$59,368	$1,054	$28,540		$29,594
Net Income (Loss)	$684,637	$(8,517)		$676,120	$433,749	$3,777		$437,526
Assets	$6,550,462	$2,536,816		$9,087,278	$6,550,462	$2,536,816		$9,087,278
Debt	$228,055	$2,065,788		$2,293,843	$228,055	$2,065,788		$2,293,843

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

Market Diversity

During the past four years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which our products are marketed and sold.

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

The new products which were introduced, the new markets that were penetrated, and the regions in which we now conduct marketing and sales, are a strong foundation for our future sales growth and enhanced profitability.

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

Markets

During the past four years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which we market and sell our products. An outcome of our rapid growth and diversification program, is that we are now capable of offering a unique and superior family of customized products to the six major industries we serve.

All of these systems are based on our core technology of ultrasonic spray coating. Many of these systems have been commercially proven in 24/7 working schedules, under harsh and challenging industrial manufacturing environments, where they provide value in a continuous and reliable fashion.

Today we offer products to six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food.

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

We are recognized as a standard setter in the industry, and our systems are incorporated by various original equipment manufacturers (OEM), in their own manufacturing lines for making electronic printed circuit boards. Some examples include: SonoFlux 2000F, SonoFlux 2000FP, SonoFlux XL, SonoFlux EZ and SonoFlux Servo. We also offer the EVS solder recovery systems to the same customer base

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $126,000 from $4,655,000 at February 29, 2012 to $4,781,000 at August 31, 2012. The increase in working capital is primarily a result of the current period’s net income of $71,000, depreciation and amortization of $156,000, equipment acquisitions and patent costs of $93,000, long term debt reduction of $60,000 and proceeds from stock options of $20,000. The Company’s current ratio is 4.8 to 1 at August 31, 2012 as compared to 4 to 1 at February 29, 2012.

Stockholders’ Equity – Stockholder’s Equity increased $112,000 from $5,808,000 at February 29, 2012 to $5,920,000 at August 31, 2012. The increase is a result of net income of $71,000, and an adjustment for stock based compensation expense of $21,000 and the proceeds from stock option exercises of $20,000.

Operating Activities – We used $264,000 in our operating activities for the six months ended August 31, 2012 as compared to providing $303,000 for the six months ended August 31, 2011. During the six months ended August 31, 2012, accounts receivable increased $274,000, inventory decreased $102,000, prepaid expenses increased $80,000, accounts payable and accrued expenses decreased $175,000 and customer deposits decreased $121,000. In addition, we incurred non-cash expenses of $156,000 for depreciation and amortization, $21,000 for stock based compensation expense, $6,000 for bad debt expense and increased our inventory reserve by $30,000.

The increase in our accounts receivable balance during the six months ended August 31, 2012 is due to an increased number of sales in August 2012. In addition, our customer deposits decreased during the six months ended August 31, 2012 which increased our accounts receivable balance and decreased our cash balance.

Our prepaid expenses increased primarily due to a New York State research and development tax credit.

Investing Activities – During the six months ended August 31, 2012, we used $61,000 for the purchase of capital equipment, $32,000 for patent application costs and $704,000 for the purchase of marketable securities. During the six months ended August 31, 2011, we used $113,000 for the purchase of capital equipment and $5,000 for patent application costs.

Financing Activities – During the six months ended August 31, 2012, we used $60,000 for the repayment of our notes payable and had proceeds from stock option exercises of $20,000. For the six months ended August 31, 2011, we had proceeds from equipment financing of $237,000 and repayments of our notes payable of $41,000.

Net Decrease in Cash – For the six months ended August 31, 2012, our cash balance decreased $1,102,000. During the six months ended August 31, 2012, we used $264,000 in our operating activities, $798,000 in our investing activities and $40,000 in our financing activities. It should be noted that we purchased $704,000 of marketable securities during the six months ended August 31, 2012. This purchase is included in the investing activities noted above.

Results of Operations

For the six months ended August 31, 2012, our sales decreased $908,000 or 15% to $5,231,000 as compared to $6,139,000 for the six months ended August 31, 2011. During the six month period ended August 31, 2012, we experienced a decrease in sales of our nozzles and generators, fluxers, stent coating units, XYZ units and hypersonic units. We did, however, see an increase in sales of our servo units and a small increase in our widetrack sales.

For the three months ended August 31, 2012, our sales decreased $759,000 to $2,391,000 or 24% as compared to $3,150,000 for the three months ended August 31, 2011. During the three month period ended August 31, 2012, we experienced a decrease in sales of our stent coating units, XYZ units, nozzles and generators and EVS systems. The decrease in these sales was offset by an increase in sales of our fluxer units and servo units.

During the three months ended August 31, 2012 we have experienced a softening in the markets we serve in Asia and Europe due to the worldwide economic slowdown. We have seen several European governments reduce or eliminate their investments in high tech sectors where our coatings systems are commonly used. Our ultrasonic systems are often directly or indirectly funded by these governmental agencies.

For the six months ended August 31, 2012, our gross profit decreased $597,000 to $2,515,000 from $3,112,000 for the six months ended August 31, 2011. The gross profit margin was 48% of sales for the six months ended August 31, 2012 and 51% of sales for the six months ended August 31, 2011. The decrease in our gross profit margin for the six months ended August 31, 2012 is due to a decrease in sales of our nozzles and generators, fluxers, stent coating units, XYZ units and hypersonic units.

For the three months ended August 31, 2012, our gross profit decreased $513,000 to $1,165,000 from $1,678,000 for the three months ended August 31, 2011. The gross profit margin was 49% of sales for the three months ended August 31, 2012 and 53% of sales for the three months ended August 31, 2011. The decrease in our gross profit margin for the three months ended August 31, 2012 is due to a decrease in sales of our stent coating units, XYZ units, nozzles and generators and EVS systems.

Research and product development costs decreased $53,000 to $487,000 for the six months ended August 31, 2012 from $540,000 for the six months ended August 31, 2011 and $52,000 to $233,000 for the three months ended August 31, 2012 from $285,000 for the three months ended August 31, 2011. The decreases were due to reduced salary expense and research and development materials in the current periods.

Marketing and selling expenses increased $58,000 to $1,206,000 for the six months ended August 31, 2012 from $1,148,000 for the six months ended August 31, 2011. During the six months ended August 31, 2012, we experienced an increase in international commission expense which was offset by a decrease in insurance and depreciation. The increase in international commission expense is due to four large sales orders that were shipped to Asia during the first quarter of this fiscal year. These Asian sales were subject to a higher commission rate, but the increase is partially offset by a reduction in in-house installation expense.

For the three months ended August 31, 2012, marketing and selling expenses decreased $28,000. During the three months ended August 31, 2012, we experienced decreases in salaries, commissions and depreciation.

General and administrative costs increased $47,000 to $674,000 for the six months ended August 31, 2012 from $627,000 for the six months ended August 31, 2011 and were flat for the three months ended August 31, 2012 compared to the three months ended August 31, 2011. The increase for the six months ended August 31, 2012 was due to increased corporate expenses, increased salaries and bonuses and outside consulting fees related to the consideration of strategic opportunities and enhanced growth opportunities.

Rental Real Estate Operations:

For the six and three months ended August 31, 2012, the results of our rental real estate operations are as follows:

	Six months ended	Three months ended
	August 31, 2012
Rental Income	$29,295	$8,450

Depreciation	$28,706	$14,353
Insurance	$4,500	$2,250
Grounds and Landscaping	$3,788	$1,703
Property taxes	$20,442	$10,226
Miscellaneous	$194	$77

Loss before Interest	$(28,335)	$(20,159)

Interest expense	$55,625	$28,540

Net Loss	$(83,960)	$(48,699)

Consolidated Results:

We had net income of $71,000 for the six months ended August 31, 2012 as compared to net income of $676,000 for the six months ended August 31, 2011. During the three months ended August 31, 2012 we had net income of $60,000 as compared to net income of $437,000 for the three months ended August 31, 2011. During the six and three months ended August 31, 2012, our results were negatively affected by a decrease in sales of our products combined with a decrease in our gross profit margin.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,430,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2012. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
None Required for Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1 – 31.2 — Rule 13a - 14(a)/15d - 14(a) Certification

32.1 – 32.2 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS — XBRL Instance Document.

101.SCH — XBRL Taxonomy Extension Schema Document

101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

101.LAB — XBRL Taxonomy Extension Label Linkbase Document

101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 4, 2012

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

