Form 10-Q/A
period 2012-08-31
SONO TEK CORP
filed 2012-10-12
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q amends our quarterly report on Form 10-Q for the quarter ended August 31, 2012, filed with the Securities and Exchange Commission on October 11, 2012, to correct the date of the signatures set forth in such report and the dates of the Certifications annexed thereto as exhibits 31.1 – 31.2 and 32.1 – 32.2.

Except as described above, no change has been made to the financial statements or any other portion of the Quarterly Report on Form 10-Q as filed on October 11, 2012. The filing of this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the quarterly report on Form 10-Q as filed on October 11, 2012 or reflect any events that have occurred after such date.

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

Dated: October 11, 2012

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

