Form 10-Q
period 2012-11-30
SONO TEK CORP
filed 2013-01-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	December 29, 2012
Common Stock, par value $.01 per share	14,503,010

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Consolidated Financial Statements:	1 - 3

Consolidated Balance Sheets – November 30, 2012 (Unaudited) and February 29, 2012	1

Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2012 and 2011 (Unaudited)	2

Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2012 and 2011 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19 -23

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30,
	2012	February 29,
ASSETS	Unaudited	2012
Current Assets
Cash and cash equivalents	$1,737,303	$2,531,689
Marketable Securities	975,666	253,987
Accounts receivable (less allowance of $19,380 and $26,000 at November 30 and February 29, respectively)	1,075,185	754,605
Inventories, net	2,295,433	2,559,128
Prepaid expenses and other current assets	64,525	112,392
Total current assets	6,148,112	6,211,801

Land	250,000	250,000
Buildings, net	2,212,048	2,229,650
Equipment, furnishings and building improvements, net	517,676	617,200
Intangible assets, net	108,435	83,455
Deferred tax asset	86,167	86,167

TOTAL ASSETS	$9,322,438	$9,478,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$465,666	$552,979
Accrued expenses	562,658	529,732
Customer deposits	122,831	316,246
Current maturities of long-term debt	123,573	120,303
Income taxes payable	49,252	37,250
Total current liabilities	1,323,980	1,556,510

Long-term debt, less current maturities	2,020,510	2,114,196
Total liabilities	3,344,490	3,670,706

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,503,010 and 14,455,444 shares issued and outstanding, at November 30 and February 29, respectively	145,030	144,553
Additional paid-in capital	8,731,432	8,657,629
Accumulated deficit	(2,898,514)	(2,994,615)
Total stockholders’ equity	5,977,948	5,807,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,322,438	$9,478,273

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended November 30,		Three Months Ended November 30,
	Unaudited		Unaudited
	2012	2011	2012	2011

Net Sales	$7,433,215	$9,083,801	$2,202,406	$2,944,772
Cost of Goods Sold	3,836,511	4,466,134	1,120,772	1,438,652
Gross Profit	3,596,704	4,617,667	1,081,634	1,506,120

Operating Expenses
Research and product development costs	699,780	817,212	212,993	277,269
Marketing and selling expenses	1,709,342	1,814,240	503,619	665,988
General and administrative costs	963,242	928,962	288,854	301,923
Real estate operations expense	86,437	100,328	28,807	36,535
Total Operating Expenses	3,458,801	3,660,742	1,034,273	1,281,715

Operating Income	137,903	956,925	47,361	224,405

Interest Expense	(86,012)	(88,895)	(28,364)	(29,528)
Interest Income	18,168	4,914	19,873	1,694

Income Before Income Taxes	70,059	872,944	38,870	196,571

Income Tax Expense (Benefit)	(26,042)	1,021	13,605	768

Net Income	$96,101	$871,923	$25,265	$195,803

Basic Earnings Per Share	$0.01	$0.06	$0.00	$0.01

Diluted Earnings Per Share	$0.01	$0.06	$0.00	$0.01

Weighted Average Shares - Basic	14,478,044	14,441,743	14,500,592	14,442,211

Weighted Average Shares - Diluted	14,581,386	14,540,733	14,576,211	14,483,245

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30,
	Unaudited
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$96,101	$871,923

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	265,428	238,320
Stock based compensation expense	48,934	37,317
Allowance for doubtful accounts	(6,620)	9,000
Inventory reserve	48,000	54,000
Decrease (Increase) in:
Accounts receivable	(312,190)	334,610
Inventories	215,694	(1,038,566)
Prepaid expenses and other current assets	47,867	50,146
(Decrease) Increase in:
Accounts payable and accrued expenses	(54,387)	(73,724)
Customer deposits	(193,415)	32,638
Income taxes payable	12,002	-
Net Cash Provided by Operating Activities	167,414	515,664

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application costs	(32,218)	(10,110)
Purchase of equipment and furnishings	(142,833)	(148,626)
Purchase of marketable securities	(721,679)	-
Net Cash (Used In) Investing Activities	(896,730)	(158,736)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	25,346	580
Proceeds from equipment financing – bank	-	237,000
Repayments of notes payable and loans	(90,416)	(70,726)
Net Cash (Used In) Provided by Financing Activities	(65,070)	166,854

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(794,386)	523,782

CASH AND CASH EQUIVALENTS
Beginning of period	2,531,689	1,683,801
End of period	$1,737,303	$2,207,583

SUPPLEMENTAL DISCLOSURE:
Interest paid	$86,012	$88,895
Taxes Paid	$-	$1,021

See notes to consolidated financial statements.

SONO-TEK CORPORATION

Notes to Consolidated Financial Statements

Nine Months Ended November 30, 2012 and 2011

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2012:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2012	February 29, 2012

Marketable Securities	$975,666	$253,987

Marketable Securities include mutual funds of $975,666, that are considered to be highly liquid and easily tradeable as of November 30, 2012. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $93,221 and $85,983 at November 30, 2012 and February 29, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $9,000 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	November 30,	February 29,
	2012	2012

Finished goods	$824,449	$905,142
Work in process	536,798	544,805
Consignment	9,449	7,127
Raw materials and subassemblies	1,166,622	1,295,938
Total	2,537,318	2,753,012
Less: Allowance	(241,885)	(193,884)
Net inventories	$2,295,433	$2,559,128

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant.  For qualified employees, except under certain circumstances specified in the plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminating at a stipulated period of time after an employee's termination of employment.

On November 8, 2012, the Company’s Board of Directors granted 810,718 options to officers at an exercise price of $0.61.  These options vest as follows: 33.33% on the date of grant, 33.33% one year from the date of grant and 33.33% two years from the date of grant.  The options expire ten years from the date of grant.

In exchange for the newly issued options, the officers surrendered their outstanding options and these were cancelled.  The surrendered options were set to expire at various dates from 2014 to 2021 and had an average strike price of $.96.

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2013	2012
Expected life	4 years	4 years
Risk free interest rate	.29% - .37%	.71% - 1.17%
Expected volatility	52% - 59%	29% - 31%
Expected dividend yield	0%	0%

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

For the nine months ended November 30, 2012 and 2011, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 totaled $48,934 and $37,317 in additional compensation expense during the nine months ended November 30, 2012 and 2011, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2012 and 2011 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2012	2011	2012	2011

Denominator for basic earnings per share	14,478,044	14,441,743	14,500,592	14,442,211

Dilutive effect of stock options	103,342	98,990	75,618	41,034

Denominator for diluted earnings per share	14,581,386	14,540,733	14,576,211	14,483,245

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 29,
	2012
Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$1,988,683	$2,035,579

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $5,154 through June 2015. Interest rate 2.12%. 48 month term.	155,400	198,920

Total long term debt	2,144,083	2,234,499
Due within one year	123,573	120,303
Due after one year	$2,020,510	$2,114,196

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at November 30, 2012. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2012, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The company operates in two segments: ultrasonic spraying systems and rental real estate operations.

All inter-company transactions are eliminated in consolidation. For the nine and three months ended November 30, 2012, segment information is as follows:

	Nine Months Ended November 30, 2012				Three Months Ended November 30, 2012
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,393,470	$141,550	$101,805	$7,433,215	$2,191,956	$44,385	$33,935	$2,202,406
Rental Expense	$101,805	$86,437	$(101,805)	$86,437	$33,935	$28,807	$(33,935)	$28,807
Interest Expense	$2,897	$83,115		$86,012	$874	$27,490		$28,364
Net Income (Loss)	$124,103	$(28,002)		$96,101	$37,177	$(11,912)		$25,265
Assets	$6,839,711	$2,482,727		$9,322,438	$6,839,711	$2,482,727		$9,322,438
Debt	$155,400	$1,988,683		$2,144,083	$155,400	$1,988,683		$2,144,083

	Nine Months Ended November 30, 2011				Three Months Ended November 30, 2011
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$9,018,270	$167,336	$101,805	$9,083,801	$2,923,928	$54,779	$33,935	$2,944,772
Rental Expense	$101,805	$100,328	$(101,805)	$100,328	$33,935	$36,535	$(33,935)	$36,535
Interest Expense	$3,277	$85,618		$88,895	$1,192	$28,336		$29,528
Net Income (Loss)	$890,533	$(18,610)		$871,923	$205,896	$(10,093)		$195,803
Assets	$6,428,172	$2,545,701		$8,973,873	$6,428,172	$2,545,701		$8,973,873
Debt	$213,313	$2,050,787		$2,264,100	$213,313	$2,050,787		$2,264,100

NOTE 9: BANK GUARANTEES

As of November 30, 2012, $110,000 of the Company’s cash on deposit with a foreign bank was being utilized to collateralize guarantees issued by the bank in favor of international customers of the Company to secure their cash deposits on orders that have been remitted to the Company.  The customers may exercise the guarantees, subject to certain performance requirements being met by the Company.  The guarantees expire at various dates in 2013.

NOTE 10: SUBSEQUENT EVENTS

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

Other Product Offerings

We have an exclusive distribution relationship with EVS International. Ltd. (“EVS”), a U.K. Company, to distribute EVS’s line of solder recovery systems and spares parts. The territory for this distribution relationship is the United States and Canada. EVS manufactures the EVS6000, EVS3000 and the EVS1000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with our existing customer base for spray fluxer sales in the printed circuit board industry.

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

We are recognized as a standard setter in the industry and our systems are incorporated by various original equipment manufacturers (OEM) in their own manufacturing lines for making electronic printed circuit boards. Some examples include: SonoFlux 2000F, SonoFlux 2000FP, SonoFlux XL, SonoFlux EZ and SonoFlux Servo. We also offer the EVS solder recovery systems to the same customer base

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

The equipment we offer to the glass industry is the WideTrack – wide area modular coating system.

5	Textiles Industry.

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

The food industry is traditionally a slow adapter of new technologies. Accordingly, we focus our efforts on a select few global food companies, where our technical advantages and economic benefits could translate into successful market penetration and sales growth. We have introduced our ultrasonic coating systems to various segments of the food industry. These include: baked goods, dairy, meat and biodegradable food packaging. The leading applications are coating of flavors, oils, nutriceuticals, anti-microbial agents, decorative glazes and coating of moisture barrier compounds on films, trays and cups. Most of our food industry equipment is designed on the WideTrack platform.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $169,000 from $4,655,000 at February 29, 2012 to $4,824,000 at November 30, 2012. The increase in working capital is due to: net income of $96,000, depreciation and amortization expense of $265,000, stock based compensation expense of $48,000 and cash proceeds of $25,000 for the exercise of stock options, offset by cash outflows of $32,000 for patent costs, $143,000 for the purchase of equipment and furnishings and $90,000 for the repayments of notes payable.The Company’s current ratio is 4.64 to 1 at November 30, 2012 as compared to 4 to 1 at February 29, 2012.

Operating Activities – Our operating activities provided $167,000 of cash for the nine months ended November 30, 2012 as compared to providing $516,000 for the nine months ended November 30, 2011. During the nine months ended November 30, 2012, accounts receivable increased $312,000, inventories decreased $216,000, prepaid expenses decreased $48,000, accounts payable and accrued expenses decreased $54,000, customer deposits decreased $193,000 and income taxes payable increased $12,000. In addition, we incurred non-cash expenses of $265,000 for depreciation and amortization, $49,000 for stock based compensation expense, ($6,000) for bad debt expense and our inventory reserve increased by $48,000.

The increase in our accounts receivable balance during the nine months ended November 30, 2012 is partially due to an increased number of sales in November 2012.

Investing Activities – During the nine months ended November 30, 2012, we used $32,000 for patent application costs, $143,000 for the purchase of capital equipment and $722,000 for the purchase of marketable securities. During the nine months ended November 30, 2011, we used $149,000 for the purchase of capital equipment and $10,000 for patent application costs.

Financing Activities – During the nine months ended November 30, 2012, we used $90,000 for the repayment of our notes payable and had proceeds from stock option exercises of $25,000.

For the nine months ended November 30, 2011, we used $71,000 for the repayment of our notes payable, had proceeds from equipment financing of $237,000 and received $1,000 for the exercise of stock options.

Net Decrease in Cash – For the nine months ended November 30, 2012, our cash balance decreased $795,000. During the nine months ended November 30, 2012, our operating activities provided $167,000 and we used $897,000 in our investing activities and $65,000 in our financing activities. We purchased $722,000 of marketable securities during the nine months ended November 30, 2012. This purchase is included in investing activities noted above.

Results of Operations

For the nine months ended November 30, 2012, our sales decreased $1,651,000 or 18% to $7,433,000 as compared to $9,084,000 for the nine months ended November 30, 2011. During the nine month period ended November 30, 2012, we experienced a decrease in sales of our nozzles and generators, fluxers, stent coating units, XYZ units, widetrack units and hypersonic units. We did, however, see an increase in sales of our servo units.

For the three months ended November 30, 2012, our sales decreased $743,000 or 25% to $2,202,000 as compared to $2,945,000 for the three months ended November 30, 2011. During the three month period ended November 30, 2012, we experienced a decrease in sales of our nozzles and generators, widetrack units and XYZ units. The decrease in these sales was offset by an increase in sales of our stent coating units and servo units. Fluxer sales were flat compared to the prior year period.

During the nine months ended November 30, 2012, we continued to be affected by the slowdown of solar energy projects due to an overcapacity in that industry, combined with a decrease in government incentives. In addition, other customers and segments slowed down purchasing activities, as governments here and overseas waited to correct imbalances. Our ultrasonic systems are often directly or indirectly funded by these governmental agencies. For the nine months ended November 30, 2012, our sales include approximately $1,400,000 related to direct/indirect governmental funding. For the twelve months ended February 29, 2012, our sales included approximately $2,800,000 related to direct/indirect governmental funding.

For the nine months ended November 30, 2012, our gross profit decreased $1,021,000 to $3,597,000 from $4,618,000 for the nine months ended November 30, 2011. The gross profit margin was 48% of sales for the nine months ended November 30, 2012 and 51% of sales for the nine months ended November 30, 2011. The decrease in our gross profit margin for the nine months ended November 30, 2012 is due to a decrease in sales of our nozzles and generators, fluxers, stent coating units, XYZ units, widetrack units and hypersonic units.

For the three months ended November 30, 2012, our gross profit decreased $424,000 to $1,082,000 from $1,506,000 for the three months ended November 30, 2011. The gross profit margin was 49% of sales for the three months ended November 30, 2012 and 51% of sales for the three months ended November 30, 2011. The decrease in our gross profit margin for the three months ended November 30, 2012 was due to a decrease in sales of our nozzles and generators, widetrack units and XYZ units.

Research and product development costs decreased $117,000 to $700,000 for the nine months ended November 30, 2012 from $817,000 for the nine months ended November 30, 2011 and $64,000 to $213,000 for the three months ended November 30, 2012 from $277,000 for the three months ended November 30, 2011. The decreases were due to reduced salary expense and research and development materials in the current periods.

Marketing and selling costs decreased $105,000 to $1,709,000 for the nine months ended November 30, 2012 from $1,814,000 for the nine months ended November 30, 2011 and $162,000 to $504,000 for the three months ended November 30, 2012 from $666,000 for the three months ended November 30, 2011. During the current periods, we experienced decreases in commission expense, travel and entertainment expense, trade show expenses and depreciation expense.

General and administrative costs increased $34,000 to $963,000 for the nine months ended November 30, 2012 from $929,000 for the nine months ended November 30, 2011 and decreased $13,000 to $289,000 for the three months ended November 30, 2012 from $302,000 for the three months ended November 30, 2011. The increase during the nine months ended November 30, 2012 was due to increased corporate expenses, outside consulting fees related to the consideration of strategic and enhanced growth opportunities and an increase in stock based compensation expense these additional costs were offset by a reduction in professional fees compared to the nine months ended November 30, 2011. During the three months ended November 30, 2012, salary expense and professional fees decreased, this decrease was offset by an increase in stock based compensation expense and outside consulting fees.

Rental Real Estate Operations:

The rental operations in the following table are presented net of any inter-company transactions and consists of third party rental payments and expenses.

For the nine and three months ended November 30, 2012, the results of our rental real estate operations are as follows:

	Nine months ended	Three months ended
	November 30, 2012
Rental Income	$39,745	$10,450

Depreciation	$44,399	$15,693
Insurance	$6,750	$2,250
Grounds and Landscaping	$4,378	$590
Property taxes	$30,680	$10,238
Miscellaneous	$230	$36
Total Rental Expense	$86,437	$28,807

Loss before Interest	$(46,692)	$(18,357)

Interest expense	$83,115	$27,490

Net Loss	$(129,807)	$(45,847)

Consolidated Results

We had net income of $96,000 for the nine months ended November 30, 2012 as compared to net income of $872,000 for the nine months ended November 30, 2011. During the three months ended November 30, 2012, we had net income of $25,000 as compared to net income of $196,000 for the three months ended November 30, 2011. During the nine and three months ended November 30, 2012, our results were negatively affected by a decrease in sales of our products combined with a decrease in our gross profit margin.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $1,737,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2012. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 14, 2013

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

