Form 10-K
period 2013-02-28
SONO TEK CORP
filed 2013-05-22
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2013

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

(Title of Class)

Indicate by checkmark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. | | Yes | X | No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. | | Yes | X | No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). | X | Yes | | No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | X |

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer | | Accelerated Filer | | Non-accelerated Filer | | Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

As of August 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $10,402,473 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $.85.

The Registrant had 14,503,010 shares of Common Stock outstanding as of April 29, 2013.

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

Markets

An outcome of our rapid growth and diversification program over the past several years, is that we are now capable of offering a unique and superior family of customized products to the six major industries we serve. All of these systems are based on our core technology of ultrasonic spray coating. Many of these systems have been commercially proven in 24/7 working schedules, under harsh and challenging industrial manufacturing environments, where they provide value in a continuous and reliable fashion.

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

We are recognized as a standard setter in the industry, and our systems are incorporated by various original equipment manufacturers (OEM), in their own manufacturing lines for making electronic printed circuit boards. Some examples of our products marketed to the electronics industry include: SonoFlux 2000F, SonoFlux 2000FP, SonoFlux XL, SonoFlux EZ and SonoFlux Servo.

We also offer to the same customer base, EVS solder recovery systems, as per our exclusive distribution agreement with EVS International Ltd (“EVS”) for the territory of the United States and Canada.

In addition, we have an established customer base in the semi-conductor industry. The semi-conductor industry utilizes our ultrasonic atomizing nozzles for the application and deposition of photo-resist onto semiconductor wafers. A particular sector of the semi-conductor manufacturing industry, micro-electro-mechanical systems, “MEMS”, has proven the ability to use our technology to apply micron thick coatings to these complex wafers.

2.      Advanced Energy Industry.

Manufacturers of solar cells and fuel cells share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems are now presented in scientific conferences and trade shows pertaining to advanced energy around the world for the superior surface uniformity and density they provide, which are directly related to enhanced energy efficiency. Our systems also afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples of our products marketed to the advanced energy industry include: ExactaCoat, FlexiCoat, Hypersonic and SonoFlow CSP.

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

Some examples of our products marketed to the medical device industry include: MediCoat I; Medicoat II; Medicoat PSI; AccuMist; MicroMist; Balloon Catheter Coater.

4.      Glass Industry.

The manufacture of float glass occurs under extremely harsh conditions of elevated temperatures. Our ultrasonic coating technology provides this manufacturing process with the means of precise and uniform application of anti-stain, and other specialty chemical agents, on the hot glass. Our customers benefit from an improved quality product, enhanced productivity and significantly reduced expenditures on annual maintenance, often resulting in a return on investment of less than one year. Based on this equipment’s recent successful performance, our systems are now specified by many global glass manufacturers as their equipment of choice.

The equipment we offer to the glass industry is the WideTrack – wide area modular coating system.

5.      Textiles Industry.

The textiles industry has yet to recover from the recent economic downturn related to the declines in new housing construction (carpets), automotive and clothing (fabrics).

This industry applies expensive chemicals such as flame retardant, anti-stain, anti-microbial as well as moisture barriers, which are currently applied using inefficient dip or padding methods, resulting in significant waste of material, energy and water. We have demonstrated to several leading textile manufacturers the technical advantages and financial benefits of our WideTrack coating system for their specific operations, and we are hopeful that these manufacturers will prioritize the WideTrack in their future capital investment budgets.

6.      Food Industry.

The food industry is traditionally a slow adapter to new technologies. Accordingly, we focus our efforts on a select few global food companies, where our technical advantages and economic benefits could translate into successful market penetration and sales growth. We have introduced our ultrasonic coating systems to various segments of the food industry, with our primary focus on coating of flavors, nutriceuticals and anti-microbial agents. Most of our food industry equipment is designed on the WideTrack platform.

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

2.	SonoFlux 2000FP, SonoFlux XL and SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. All SonoFlux products provide substantial benefits in terms of reduced use of fluxing agents, reduced need for maintenance and reduced cost of operations compared to foam fluxers and competitive pressure nozzle fluxing products.

3.	SonoFlux Servo – a newer spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.
3

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products provide customers the ability to achieve a minimal amount of waste of expensive drug polymer coatings and high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We have recently developed additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

5.	WideTrack – Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from 6 inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

6.	Exactacoat/Flexicoat – We offer a line of robotic XYZ coating equipment for applications involving 3D coatings for fuel cell membranes and solar energy panels. This equipment is offered in bench-top configurations as our Exactacoat product and standalone as our Flexicoat product. These platforms position and move our nozzle systems in a precise 3 dimensional application pattern. We also have a newer product, the Hypersonic, a high speed reciprocator spraying system for this market. These coaters are extremely efficient especially when combined with our novel ultrasonic syringe pump (patent pending) to agitate and suspend the carbon based suspensions needed in fuel cell applications.

Other Product Offerings – EVS Solder Recovery System

We have an exclusive distribution relationship with EVS to distribute EVS’s line of solder recovery systems and spare parts. The territory for this distribution relationship is the United States and Canada. EVS manufactures the EVS6000, EVS3000 and the EVS1000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with our existing customer base for spray fluxer sales in the printed circuit board industry.

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

We own an industrial park in Milton, New York. The park has 50,000 square feet of leaseable area and we use more than half the space.

We have a business and quality control system that meets the qualifications of ISO 9001/2000. We were ISO 9001 registered in September 1998 and we have been recertified annually since then.

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $894,000 and $1,129,000 for Fiscal Years 2013 and 2012, respectively, on new engineering and product development. In addition, we added application engineers to our sales organizations, and these engineers work closely with customers and technical staff to develop new applications for our technology and equipment.

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

During the fiscal year ended February 29, 2012, we made significant progress on building our intellectual property portfolio. We have a patent pending covering a new design for our entire line of nozzle systems. We have also applied for patents on the following projects:

•	New air shaping technology.
•	New ultrasonic atomizing nozzle methods for the food industry.
•	New type of ultrasonic syringe pump for fuel cell liquids and other nano particle suspensions.

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

Significant Customers

We have significant geographic and market diversification. One customer accounted for 4.6% of our sales for Fiscal Year ended February 28, 2013.

Foreign and Export Sales

During Fiscal Years 2013 and 2012, sales to foreign customers accounted for approximately $5,157,000 and $7,385,000, or 54% and 62% respectively, of total revenues.

Employees

As of February 28, 2013, we employed 48 full-time employees and 2 part-time employees. We believe that relations with our employees are generally good.

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

ITEM 1A     RISK FACTORS – Not Required for Smaller Reporting Companies.

ITEM 1B     UNRESOLVED STAFF COMMENTS - None.

ITEM 2     DESCRIPTION OF PROPERTIES

We own an industrial park located in Milton, New York. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Approximately 25,000 square feet of the park is leased or available for lease at any given time. The property is subject to a twenty year mortgage, of which eighteen years remain.

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

ITEM 3     LEGAL PROCEEDINGS – None

ITEM 4     MINE SAFETY DISCLOSURES – Not Applicable

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the over-the-counter QB platform. The following table sets forth the range of high and low closing bid quotations for our Common Stock for the periods indicated.

	YEAR ENDED		YEAR ENDED
	FEBRUARY 28,		FEBRUARY 29,
	2013		2012
	HIGH	LOW	HIGH	LOW
First Quarter	$1.12	$.80	$1.45	$1.02
Second Quarter	1.17	0.75	1.45	1.13
Third Quarter	0.91	0.50	1.38	1.07
Fourth Quarter	0.74	0.46	1.30	0.88

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of February 28, 2013, there were 195 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

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

A majority of our sales now originate outside the United States, and we are geographically present directly and through distributors and trade representatives in North and Latin America, Europe and Asia. The infrastructure upon which this diversified market approach is based, includes a newly equipped process development laboratory, a strengthened sales organization with application engineers, an engineering team with additional talent and the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

The new products which were introduced, the new markets that were penetrated, and the regions in which we now operate, are a strong foundation for our future sales growth and enhanced profitability.

Liquidity and Capital Resources

Working Capital - Our working capital increased $25,000 from a working capital of $4,655,000 at February 29, 2012 to $4,680,000 at February 28, 2013. The increase in working capital is due to: net income of $132,000 and cash proceeds of $25,000 for the exercise of stock options, offset by cash outflows of $32,000 for patent costs, $352,000 for the purchase of equipment and furnishings and $121,000 for the repayments of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization expense of $350,000, stock based compensation expense of $27,000, $6,000 for inventory reserve, $(4,000) increasing our deferred tax asset and $(6,000) decreasing our accounts receivable reserve. The Company’s current ratio is 5.3 to 1 at February 28, 2013 as compared to 4 to 1 at February 29, 2012.

Our customer deposits on hand decreased $247,000 from $316,000 at February 29, 2012 to $69,000 at February 28, 2013. During the year ended February 28, 2013 we have seen an increase in the use of bank issued letters of credit by our international customers. The use of these letters of credit has reduced the need for our customers to submit cash deposits to us. The decrease in deposits for the year ended February 28, 2013 is a result of the utilization of letters of credit and the completion of sales for which we did receive cash deposits. We only accept letters of credit in US Dollars which must be issued by a bank. We do not believe that there is any material risk in the acceptance of these letters of credit.

Stockholders’ Equity - Stockholders' equity increased $184,000 from $5,808,000 at February 29, 2012 to $5,992,000 at February 28, 2013. The increase in stockholders’ equity is the result of the current year’s net income of $132,000, stock based compensation of $27,000 and the exercise of stock options for $25,000.

Operating Activities – Our operating activities provided $611,000 of cash for the year ended February 28, 2013 as compared to providing $1,192,000 for the year ended February 29, 2012. During the year ended February 28, 2013, we had net income of $132,000, accounts receivable increased $181,000, inventories decreased $723,000, prepaid expenses and other assets decreased $33,000, deferred tax assets increased $4,000 and accounts payable, accrued expenses and customer deposits decreased $444,000 and income taxes payable decreased $31,000. In addition, we incurred non-cash expenses of $350,000 for depreciation and amortization, $27,000 for stock based compensation expense, $6,000 for inventory reserve and $6,000 for allowance for accounts receivable.

Investing Activities - For the year ended February 28, 2013, we used $1,106,000 in our investing activities as compared to using $491,000 for the year ended February 29, 2012. In 2013 and 2012, we used $352,000 and $475,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In 2013 and 2012 we used $32,000 and $12,000, respectively, for patent application costs. In 2013 and 2012 we used $722,000 and $5,000, respectively for the purchase of marketable securities.

Financing Activities – For the year ended February 28, 2013, we used $96,000 in our financing activities as compared to their providing $147,000 of cash for the year ended February 29, 2012. We had proceeds of $25,000 and $10,000 for stock option exercises in 2013 and 2012, respectively. In addition, we made repayments of notes payable of $121,000 and $100,000 in 2013 and 2012, respectively. During the year ended February 29, 2012, we had proceeds of a note payable for $237,000 for the purchase of additional production equipment.

Net Decrease in Cash – For the year ended February 28, 2013, our cash balance decreased by $591,000 as compared to an increase of $848,000 for the year ended February 29, 2012. During the year ended February 28, 2013, our operations provided $611,000 of cash, we used $1,106,000 in investing activities and used $96,000 in our financing activities.

Net Increase in Marketable Securities – For the year ended February 28, 2013, our marketable securities increased to $976,000 from $254,000 at February 29, 2012.

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 28, 2013, we had no outstanding borrowings under the line of credit.

We had outstanding borrowings of $141,000 under the equipment facility at February 28, 2013. The borrowing has a repayment term of 48 months and bears interest at 2.12%.

We had outstanding borrowings under a note payable of $1,973,000 at February 28, 2013. The note is payable over 20 years and bears interest at 5.5%. The note payable is secured by a mortgage on our land and buildings.

Results of Operations

For the year ended February 28, 2013, our sales decreased by $2,510,000 to $9,542,000 as compared to $12,053,000 for the year ended February 29, 2012, a decrease of 21%. During the year ended February 28, 2013, we experienced a decrease in sales of our nozzles and generators, fluxers, stent coating units, XYZ units, widetrack units and hypersonic units. We did, however, see an increase in sales of our servo units.

For the year ended February 28, 2013, we were affected by the slowdown of solar energy projects due to an overcapacity in that industry, combined with a decrease in government incentives. In addition, other customers and segments slowed their purchasing activities, as governments here and overseas waited to correct imbalances. Our ultrasonic systems are often directly or indirectly funded by these governmental agencies. For the year ended February 28, 2013, our sales include approximately $1,700,000 related to direct/indirect governmental funding. For the twelve months ended February 29, 2012, our sales included approximately $2,800,000 related to direct/indirect governmental funding.

For the year ended February 28, 2013, sales to customers located in European countries decreased by $1,571,000 or 55%, sales to customers located in Asian countries decreased by $654,000 or 16% and sales to U.S. based customers decreased by $247,000 or 5%.

Our gross profit decreased $1,634,000, to $4,532,000 for the year ended February 28, 2013 from $6,166,000 for the year ended February 29, 2012. Our gross margin percentage was 48% for the year ended February 28, 2013 compared to 51% for the year ended February 29, 2012. The decrease in the current year’s gross profit is due to the reduced sales volume we experienced this year. For the year ended February 28, 2013, the gross profit percentage on our individual product lines remained steady when compared to the year ended February 29, 2012.

Research and product development costs decreased $235,000 to $894,000 for the year ended February 28, 2013 as compared to $1,129,000 for the year ended February 29, 2012. The decrease is due to decreased engineering personnel and engineering materials. During the year ended February 28, 2013, we expended approximately $572,000 for engineering personnel as compared to $711,000 during the year ended February 29, 2012. During the year ended February 28, 2013, we expended approximately $128,000 for additional research, materials and product development as compared to $218,000 during the year ended February 29, 2012.

Marketing and selling costs decreased $183,000 to $2,215,000 for the year ended February 28, 2013 as compared to $2,398,000 for the year ended February 29, 2012. For the year ended February 28, 2013, we experienced decreases in commission expense, travel and entertainment expense, trade show expenses and depreciation expense.

During the year ended February 28, 2013, we expended approximately $652,000 for commissions as compared to $749,000 during the year ended February 29, 2012, a decrease of $97,000. During the year ended February 28, 2013, we expended approximately $357,000 for travel and trade show expenses as compared to $429,000 during the year ended February 29, 2012, a decrease of $72,000.

General and administrative costs decreased $95,000 to $1,154,000 for the year ended February 28, 2013 as compared to $1,249,000, for the year ended February 29, 2012. For the year ended February 28, 2013, we experienced decreases in salary expense, professional fees and stock based compensation expense. The decrease in these expenses was offset by increased corporate expenses and outside consulting fees related to the consideration of strategic and enhanced growth opportunities.

Rental Real Estate Operations:

Real estate operations expense are expenses for the operations of the Sono-Tek Industrial Park. All inter-company revenue is eliminated in consolidation. For the fiscal years ended 2013 and 2012, the results of our rental real estate operations are as follows:

	Fiscal Year Ended
	February 28, 2013	February 29, 2012
Rental Income	$51,790	$86,377

Depreciation	$59,241	$57,415
Insurance	$9,000	$10,913
Grounds and Landscaping	$9,101	$20,676
Property taxes	$40,979	$38,900
Miscellaneous	$238	$678
Total Rental Expense	$118,559	$128,582

Loss before Interest	$(66,769)	$(42,205)

Interest expense	$110,385	$113,747

Net Loss	$(177,154)	$(155,952)

Rental income for the industrial park decreased $34,000 from $86,000 for the year ended February 29, 2012 to $52,000 for the year ended February 28, 2013. The decrease in rental income is a result of reducing the rent for one of our tenants that was experiencing financial hardship. We believe that reducing the rent was the most effective way to maintain our cash flow. The tenant is vacating the premises in May 2013 and its space is now being marketed. In April 2013, we signed a five year lease with a new tenant for 10,000 square feet.

Rental expenses for the industrial park decreased $10,000 from $129,000 for the year ended February 29, 2012 to $119,000 for the year ended February 28, 2013. The decrease is primarily a result of decreased grounds and landscaping expenses.

For the years ended February 28, 2013 and February 29, 2012, net cash outflows related to the industrial park were $181,000 and $159,000, respectively. These cash outflows are net of rental income and depreciation expense and include the principal payments on the industrial park’s mortgage. Prior to purchasing the industrial park in December 2010, the Company had rental expense of approximately $142,000. We believe leasing the additional vacant space will provide a positive cash flow for the park when compared to our prior rental payments.

Interest income decreased to $5,000 for the year ended February 28, 2013 when compared to $6,000 for the year ended February 29, 2012. Our present investment policy is to invest excess cash in highly liquid mutual funds. Our holdings are rated at or above investment grade.

Interest expense decreased to $114,000 for the year ended February 28, 2013 as compared to $118,000 for the year ended February 29, 2012.

We recorded an income tax benefit of $74,000 for the year ended February 28, 2013 as compared to a benefit of $291,000 for the year ended February 29, 2012. As of February 28, 2013, we have no net operating loss deductions available to carryforward. The details of the current year’s tax benefit are explained in Note 12 in our financial statements.

For the year ended February 28, 2013, we had net income of $132,000 as compared to $1,432,000 for the year ended February 29, 2012. The decrease in our net income is due to the reduced sales volume we experienced for the year ended February 28, 2013.

For the years ended February 28, 2013 and February 29, 2012, we do not believe that our sales revenue or net income has been adversely affected by the impact of inflation or changing prices.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2013.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2013, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Impact of New Accounting Pronouncements

All accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncement is not expected to have a material impact on the financials.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Required for Smaller Reporting Companies.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are presented on pages 28 to 44 of this Report.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION - None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a) Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	72	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	76	Director*
Eric Haskell, CPA	66	Director*
Donald F. Mowbray	75	Director
Joseph Riemer	64	Vice President and Director
Samuel Schwartz	93	Chairman Emeritus and Director
Philip A. Strasburg, CPA	74	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Coccio and Riemer and Mr. Strasburg run until the annual meeting to be held in 2013. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2014, and in each case until their respective successors are duly elected and qualified.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)	Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	50	Chief Financial Officer
Christopher L. Coccio	72	Chief Executive Officer, Chairman and a Director
Robb W. Engle	42	Vice President
R. Stephen Harshbarger	45	President
Joseph Riemer	64	Vice President and Director

The foregoing officers are elected for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley is a Trustee of the Board of Education for the New Paltz Central School District and Chairman of the Audit and Finance Committee for the District.

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

ROBB W. ENGLE joined Sono-Tek in 2000 as a Field Service Technician. Mr. Engle created the Sono-Tek Service Department and led the development of key products in his leadership role of our engineering resources. As Vice President of Engineering, he directs the engineering department, service department, IT and Sono-Tek laboratory services. Mr. Engle was formally trained and certified by the U.S. Navy as a Nuclear Operator where he was recognized with an induction into the Navy League Memorial for meritorious service and the advancement of training techniques. He also served with honors on board a submarine and earned the prestigious Sub-Surface Warfare (E) Insignia.

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

R. STEPHEN HARSHBARGER joined Sono-Tek in 1993. He was appointed President of the Company in 2012. As President, he directs our Sales, Marketing, Engineering, Service, and Manufacturing Operations. Prior to assuming his present position, Mr. Harshbarger served as Sales Engineer, World Wide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE) and Executive Vice President. In his years managing the sales organization, he established a worldwide distribution and representative network in more than 40 countries consisting of greater than 300 individuals, with revenue growth of greater than 300% . He has over 18 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Manager for Plasmaco Inc., a world leader in the development of flat panel displays. In that position, he established their distribution network, participated in venture capital funding, and introduced the first flat panel technology to Wall Street trading floors.  He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

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

DR. JOSEPH RIEMER joined the Company in January 2007 as Vice President of Engineering, and has been a Director since August 2007. Dr. Riemer served as President from September 2007 until August 2012 when he became Vice President of Food Business Development. Dr. Riemer holds a Ph.D. in Food Science and Technology from the Massachusetts Institute of Technology (MIT), focusing on food technology, food chemistry, biochemical analysis, and food microbiology. His experience includes seven years with Pfizer in its Adams Confectionary Division, where he was Director, Global Operations Development. Dr. Riemer has also held leading positions with several food, food ingredients, and personal care products companies. He has served in the capacities of research and development, operations, and general management. Prior to joining the Company, he was a management consultant serving clients in the food, biotech and pharmaceutical industries.

Key attributes, Experience and Skills: Dr. Riemer’s extensive research and management experience enables him to bring valuable insights to the Board. His extensive experience in the biotech, food and pharmaceutical industries bring specific product application insights to the Board. Dr. Riemer’s service as Vice President of Food Business Development helps to provide focus to the Board on this important marketing area. Dr. Riemer also brings leadership and oversight experience to the Board.

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

(c)	Identification of Certain Significant Employees

Not applicable.

(d)	Family Relationships

None.

(e)	Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2013, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

ITEM 11 EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2013 and February 29, 2012 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2013	205,394	7,000	0	49,248	3,240	264,882
CEO, Chairman and Director	2012	222,137	45,698	0	0	2,595	270,430

R. Stephen Harshbarger	2013	204,263	0	0	5,591	4,085	213,939
President	2012	199,628	1,442	0	0	4,021	205,091

Joseph Riemer	2013	124,690	2,000	0	29,978	2,705	159,373
Vice President	2012	166,698	14,861	0	34,015	3,391	218,965

All Other Compensation represents Company contributions to the Company’s 401K plan.

During the year ended February 28, 2013, the above named officers were granted options at an exercise price of $0.61 in the amounts set forth. In exchange for the newly issued options, the above named officers surrendered an identical number of their outstanding options and these were cancelled. The surrendered options were set to expire at various dates from 2014 to 2021. The newly issued options vest as follows: 33.33% on the date of grant, 33.33% one year from the date of grant and 33.33% two years from the date of grant and are exercisable for a period of ten years.

Christopher L. Coccio was granted and surrendered 486,893 options, which had been fully vested.

R. Stephen Harshbarger was granted and surrendered 10,000 options, which had been fully vested.

Joseph Riemer was granted and surrendered 264,975 options, 186,225 of which had been fully vested.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During the year ended February 28, 2013, Dr. Coccio was compensated at a rate of $225,000 per annum.

During the year ended February 28, 2013, Mr. Harshbarger was compensated at a rate of $200,000 per annum.

During the year ended February 28, 2013, Dr. Riemer was compensated at a rate of $75,000 per annum, plus a commission on sales that his business unit originates.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	162,281	324,612[1]	0.61	11/08/2022

R. Stephen Harshbarger	3,333	56,667[2]	0.61	11/08/2022
	12,500	12,500[3]	0.48	01/24/2023

Joseph Riemer	88,317	176,658[4]	0.61	11/08/2022
	0	10,000[5]	0.48	01/24/2023

1162,306 options will vest on November 8, 2013 and 162,306 options will vest on November 8, 2014.

225,833 options will vest on November 8, 2013, 20,834 options will vest on November 8, 2014 and 10,000 options will vest on November 8, 2015.

3Will vest on January 24, 2013.

488,329 options will vest on November 8, 2013 and 88,329 options will vest on November 8, 2014.

54,500 options will vest January 24, 2014, 3,500 options will vest January 24, 2015 and 2,000 options will vest January 24, 2016.

Estimated Payments and Benefits Upon Termination or Change in Control

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer, Christopher L. Coccio, Chief Executive Officer, Joseph Riemer, Vice President and Robb W. Engle, Vice President.  The Company also entered into an Executive Agreement with R. Stephen Harshbarger, President, on March 5, 2008, which was subsequently amended on March 8, 2012. In the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the Executive Agreements provide for severance payments to each officer equal to one year of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $135,000, Christopher L. Coccio $225,000, R. Stephen Harshbarger $189,000, Joseph Riemer $118,000 and Robb W. Engle $110,000.

Compensation of Directors

Each non-employee director receives $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2013, director compensation was as follows:

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	8,000	-	3,382	-	-	-	11,382
Eric Haskell	7,000	-	2,254	-	-	-	9,254
Donald F. Mowbray	6,000	-	2,259	-	-	-	8,259
Samuel Schwartz	8,000	-	3,382	-	-	-	11,382
Philip Strasburg	6,000	-	4,504	-	-	-	10,504

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

The number of vested and unvested stock options held by non-employee directors as of February 28, 2013 was as follows:

	Number of Vested Options	Number of Unvested Options

Edward J. Handler	9,999	20,001
Eric Haskell	6,666	13,334
Donald F. Mowbray	6,666	13,334
Samuel Schwartz	9,999	20,001
Philip Strasburg	13,332	26,668

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of April 29, 2013 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer who has a salary and bonus in excess of $100,000, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if	Amount
more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Christopher L. Coccio	654,958[1]	4.47%
*Edward J. Handler	107,507[2]	**
*R. Stephen Harshbarger	30,833[3]	**
*Eric Haskell	6,666 [4]	**
*Donald F. Mowbray	51,666[5]	**
*Joseph Riemer	254,451[6]	1.74%
*Samuel Schwartz	1,525,146[7]	10.51%
*Philip A. Strasburg	58,332[8]	**

All Executive Officers and Directors as a Group	2,729,091[9]	18.37%

Additional 5% owners
Herbert Spiegel	756,931	5.22%
425 East 58th Street
New York, NY 10022

Norwood Venture Corporation	1,084,672	7.48%
65 Norwood Avenue
Montclair, NJ 07043

The above ownership percentages are based on 14,503,010 shares outstanding as of April 29, 2013.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,000 shares in the name of Dr. Coccio’s wife and 162,281 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Includes 61,579 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 9,999 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Includes 15,833 options currently exercisable under the Company’s Stock Incentive Plans.

4 Includes 6,666 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 6,666 options currently exercisable issued under the Company’s Stock Incentive Plans.

6 Includes 88,317 options currently exercisable issued under the Company’s Stock Incentive Plans.

7Includes 9,999 options currently exercisable issued under the Company’s Stock Incentive Plans.

8Includes 13,332 options currently exercisable issued under the Company’s Stock Incentive Plans.

9 The group total includes 349,375 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total includes 1,750 shares and 16,282 exercisable options held by Mr. Bagley and 1,500 shares and 20,000 exercisable options held by Mr. Engle .

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	1,322,718	$0.67	131,375

Total	1,322,718		137,875

Description of Equity Compensation Plan:

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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended February 28, 2013, the Company paid or accrued fees of approximately $46,000 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors. These fees included audit and review services.

For the Fiscal Years ended February 28, 2013 and February 29, 2012, the Company paid or accrued fees of approximately $9,000 and $46,500 for services rendered by Sherb & Co., LLP, its former independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For the year fiscal year ended February 28, 2013, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors.

For the Fiscal Year ended February 29, 2012, the Company paid or accrued tax preparation fees of approximately $17,000 for services rendered by Sherb & Co., LLP, its former independent auditors. Tax preparation fees for the year ended February 29, 2012 include the preparation of amended New York State returns related to Qualified Emerging Technology Credits.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountants in 2013 and 2012.

PART IV

ITEM 15 EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[1]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [2]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [2]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [3]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [3]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [3]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [4]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h) [6]	Purchase Money Mortgage dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(i)[6]	Contract of Sale dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(j)[6]	Purchase Money Note dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(k)[7]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(l)[7]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
14[8]	Code of Ethics.
21[9]	Subsidiaries of Issuer.
23.1[9]	Consent of Liggett, Vogt & Webb, P.A.
23.2[9]	Consent of Sherb & Co., LLP.
31.1[9]	Rule 13a-14/15d – 14(a) Certification.
31.2[9]	Rule 13a-14/15d – 14(a) Certification.
32.1[9]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[9]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[3]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended November 30, 2010.
[7]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[8]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
[9]	Filed herewith.
27

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2013 and FEBRUARY 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2013 and February 29, 2012

Consolidated Statements of Operations

For the Years Ended February 28, 2013 and February 29, 2012

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2013 and February 29, 2012

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2013 and February 29, 2012

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sono-Tek Corporation

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 28, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013, and the results of its operations and cash flows for the year ended February 28, 2013, in conformity with generally accepted accounting principles in the United States.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

May 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Sono-Tek Corporation

Milton, New York

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation as of February 29, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sono-Tek Corporation, as of February 29, 2012 and the results of their operation and their cash flows for the year then ended February 29, 2012 in conformity with accounting principles generally accepted in the United States.

/S/ SHERB & CO., LLP

Sherb & Co., LLP

Certified Public Accountants

New York, New York

May 9, 2012

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,940,906	$2,531,689
Marketable securities	975,910	253,987
Accounts receivable (less allowance of $20,000 and $26,000, respectively)	941,032	754,605
Inventories, net	1,829,171	2,559,128
Prepaid expenses and other current assets	79,605	112,392
Total current assets	5,766,624	6,211,801

Land	250,000	250,000
Buildings, net	2,170,409	2,229,650
Equipment, furnishings and leasehold improvements, net	683,368	617,200
Intangible assets, net	106,022	83,455
Deferred tax asset	90,021	86,167

TOTAL ASSETS	$9,066,444	$9,478,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$408,738	$552,979
Accrued expenses	477,027	529,732
Customer deposits	68,846	316,246
Current maturities of long term debt	125,999	120,303
Income taxes payable	6,331	37,250

Total current liabilities	1,086,941	1,556,510

Long term debt, less current maturities	1,987,236	2,114,196

Total Liabilities	3,074,177	3,670,706

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,503,010 and 14,455,444 issued and outstanding, respectively	145,030	144,553
Additional paid-in capital	8,709,601	8,657,629
Accumulated deficit	(2,862,364)	(2,994,615)

Total stockholders’ equity	5,992,267	5,807,567

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,066,444	$9,478,273

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 28,	February 29,
	2013	2012

Net Sales	$9,542,354	$12,052,893
Cost of Goods Sold	5,010,093	5,886,667
Gross Profit	4,532,261	6,166,226

Operating Expenses
Research and product development	894,481	1,128,729
Marketing and selling	2,214,750	2,398,367
General and administrative	1,153,862	1,249,209
Real estate operations expense	118,559	128,582
Total Operating Expenses	4,381,652	4,904,887

Operating Income	150,609	1,261,339

Other Income (Expense):
Interest Expense	(113,931)	(118,115)
Interest Income	5,166	6,049
Other Income (Expense)	16,001	(7,499)
Income before Income Taxes	57,845	1,141,774

Income Tax Expense (Benefit)	(74,406)	(290,519)

Net Income	$132,251	$1,432,293

Basic Earnings Per Share	$.01	$.10

Diluted Earnings Per Share	$.01	$.09

Weighted Average Shares – Basic	14,484,200	14,442,908

Weighted Average Shares – Diluted	14,484,200	15,407,144

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 28, 2011	14,441,511	144,416	8,599,122	(4,426,908)	4,316,630
Exercise of stock options	13,933	137	9,907	-	10,044
Stock based compensation expense	-	-	48,600	-	48,600
Net Income	-	-	-	1,432,293	1,432,293
Balance – February 29, 2012	14,455,444	144,553	8,657,629	(2,994,615)	5,807,567
Exercise of stock options	47,566	477	24,869	-	25,346
Stock based compensation expense	-	-	27,103	-	27,103
Net Income	-	-	-	132,251	132,251
Balance – February 28, 2013	14,503,010	$145,030	$8,709,601	$(2,862,364)	$5,992,267

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,	February 29,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$132,251	$1,432,293
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	349,937	329,501
Stock based compensation expense	27,103	48,600
Inventory Reserve	6,554	-
(Increase) Decrease in:
Accounts receivable	(181,426)	221,734
Inventories	723,401	(690,984)
Prepaid expenses and other assets	32,787	25,554
Deferred tax asset	(3,854)	(86,167)
(Decrease) Increase in:
Accounts payable and accrued expenses	(196,946)	(68,121)
Customer deposits	(247,400)	(57,331)
Income taxes payable	(30,919)	37,250
Net Cash Provided by Operating Activities	611,488	1,192,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(352,212)	(474,041)
Purchase of marketable securities	(721,923)	(4,887)
Patent application costs	(32,218)	(12,230)
Net Cash (Used In) Investing Activities	(1,106,353)	(491,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	25,346	10,044
Proceeds from note payable – Bank	-	237,000
Repayment of long term debt	(121,264)	(100,327)
Net Cash (Used In) Provided by Financing Activities	(95,918)	146,717

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(590,783)	847,888

CASH AND CASH EQUIVALENTS:
Beginning of year	2,531,689	1,683,801
End of year	$1,940,906	$2,531,689

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

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

Supplemental Cash Flow Disclosure -

	Years Ended
	February 28,	February 29,
	2013	2012
Interest paid	$113,931	$118,115
Income taxes paid	$38,848	$6,663

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 28, 2013 and February 29, 2012 was $9,620 and $0, respectively.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents and the unamortized portion of deferred financing costs. The accumulated amortization of patents is $95,634 and $85,983 at February 28, 2013 and February 29, 2012, respectively. Annual amortization expense of such intangible assets is expected to be $9,600 per year for the next five years.

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

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2013 and February 29, 2012 was $218,279 and $248,798, respectively.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 4.6% of sales during the year ended February 28, 2013. Three customers accounted for 35.5% of the outstanding accounts receivables at February 28, 2013.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2013:

	Quoted Prices in Active Markets
	(Level 1)
	February 28, 2013	February 29, 2012

Marketable Securities	$975,910	$253,987

Marketable Securities include mutual funds of $975,910, that are considered to be highly liquid and easily tradeable as of February 28, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

New Accounting Pronouncements-

All accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncement is not expected to have a material impact on the financials.

NOTE 3: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the twelve months ended February 28, 2013 and February 29, 2012, segment information is as follows:

	Twelve Months Ended February 28, 2013				Twelve Months Ended February 29, 2012
	Ultrasonic	Rental Real Estate			Ultrasonic	Rental Real Estate
	Spraying	Operations	Eliminations	Consolidated	Spraying	Operations	Eliminations	Consolidated
Net Sales	$9,490,564	$187,531	$135,741	$9,542,354	$11,966,516	$222,116	$135,739	$12,052,893
Rental Expense	$135,741	$118,559	($135,741)	$118,559	$135,739	$128,582	($135,739)	$128,582
Interest Expense	$3,546	$110,385		$113,931	$4,368	$113,747		$118,115
Net Income (Loss)	$173,664	($41,413)		$132,251	$1,452,506	($20,213)		$1,432,293
Assets	$6,574,429	$2,492,015		$9,066,444	$6,862,717	$2,529,389		$9,392,106
Debt	$140,619	$1,972,616		$2,113,235	$198,920	$2,035,579		$2,234,499

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2013	2012
Expected life	3 - 8 years	4 years
Risk free interest rate	.35% - .37%	.71% - 1.17%
Expected volatility	88.5%	29% - 31%
Expected dividend yield	0%	0%

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

For the years ended February 28, 2013 and February 29, 2012, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $27,103 and $48,600 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28,	February 29,
	2013	2012
Raw Materials	$1,073,492	$1,295,938
Work-in-process	385,092	544,805
Consignment	9,728	7,127
Finished Goods	561,298	905,142
Totals	2,029,610	2,753,012
Less: Allowance	(200,439)	(193,884)
	$1,829,171	$2,559,128

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 29,
	2013	2012
Buildings	$2,344,403	$2,296,606
Laboratory equipment	651,562	526,388
Machinery and equipment	639,102	613,946
Leasehold improvements	152,161	152,161
Tradeshow and demonstration equipment	908,819	772,313
Furniture and fixtures	654,151	641,572
Totals	5,350,198	5,002,986
Less: accumulated depreciation	(2,496,421)	(2,156,136)
	$2,853,777	$2,846,850

Depreciation expense for the years ended February 28, 2013 and February 29, 2012 was $340,286 and $321,577, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	February 29,
	2013	2012
Accrued compensation	$121,275	$198,056
Estimated warranty costs	27,750	36,000
Accrued commissions	232,920	181,682
Professional fees	33,000	30,172
Other accrued expenses	62,082	83,822
	$477,027	$529,732

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at February 28, 2013. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of February 28, 2013, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,	February 29,
	2013	2012

Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$1,972,617	$2,035,579

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	140,618	198,920

Total long term debt	2,113,235	2,234,499
Due within one year	125,999	120,303
Due after one year	$1,987,236	$2,114,196

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2014	125,999
2015	131,026
2016	94,600
2017	78,417
2018	82,839
Thereafter	1,600,354

NOTE 10: BANK GUARANTEES

As of February 28, 2013, $79,154 of the Company’s cash on deposit with a foreign bank was being utilized to collateralize guarantees issued by the bank in favor of international customers of the Company to secure their cash deposits on orders that have been remitted to the Company. The customers may exercise the guarantees, subject to certain performance requirements being met by the Company. The guarantees expire at various dates in 2013.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company does not have any material commitments or contingencies as of February 28, 2013.

NOTE 12: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 35% to pre-tax income as follows:

	February 28, 2013	February 29, 2012
Expected federal income tax	$47,155	$486,150
State tax, net of federal	6,736	34,725
Permanent timing difference	19,409	28,319
State tax credits	(76,137)	(251,196)
Utilization of net operating loss carryforwards and
research and development tax credits	(71,569)	(502,350)
(Decrease) in valuation allowance	-	(86,167)
Income tax (benefit)	$(74,406)	$(290,519)

Current federal and state income taxes	$5,585	$46,844
Recognition of deferred tax assets	(3,854)	(86,167)
State tax credits	(76,137)	(251,196)
Income tax (benefit)	$(74,406)	$(290,519)

The net deferred tax asset is comprised of the following:

	February 28,	February 29,
	2013	2012
Inventory	$129,000	$126,000
Allowance for accounts receivable	8,000	10,000
Accrued expenses and other	111,000	91,000
Research tax credits	100,000	110,000
Deferred tax asset	348,000	337,000
Deferred tax liability	(258,000)	(251,000)
Net deferred tax asset	$90,000	$86,000

At February 28, 2013 and February 29, 2012, the Company had no net operating loss carryforwards remaining but has $100,000 and $110,000 of research and development tax credits, respectively, being carried forward.

NOTE 13: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. Under the 2003 Plan options expire at various dates through 2023. As of February 28, 2013, there were 1,322,718 options outstanding under the 2003 plan.

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

On November 8, 2012, the Company granted 840,718 options to officers, and one person who became an officer subsequent to that date, and 140,000 options to directors, at an exercise price of $0.61. These options vest as follows: 33.33% on the date of grant, 33.33% one year from the date of grant and 33.33% two years from the date of grant. The options expire ten years from the date of grant. In exchange for the newly issued options, the officers and directors surrendered their outstanding options and these were cancelled. The surrendered options were set to expire at various dates from 2014 to 2021 and had an average strike price of $.95.

During Fiscal Year 2013, the Company also granted options for 115,000 shares exercisable at prices from $.48 to $.61 to officers of the Company and options for 10,000 shares exercisable at $.48 to an employee of the Company.

During Fiscal Year 2012, the Company granted options for 7,500 shares exercisable at prices from $1.09 to $1.30 to employees of the Company.

A summary of the activity of both plans for the years ended February 28, 2013 and February 29, 2012 is as follows:

			Weighted Average
	Stock Options		Exercise Price		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance – February 28, 2011	1,361,268	1,104,293	$1.11	$1.06	$.34
Granted	7,500		1.23
Exercised	(13,933)		(.72)
Cancelled	(36,375)		(1.00)
Balance – February 29, 2012	1,318,460	1,204,660	1.10	1.11	.36
Granted	1,105,718		.60
Exercised	(47,566)		(.79)
Cancelled	(1,053,894)		(.93)
Balance – February 28, 2013	1,322,718	549,425	$.67	$.77	$.39

The intrinsic value of the Company’s options exercised during the years ended February 28, 2013 and February 29, 2012 was $4,891 and $5,734, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2013:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	1,105,718	$.60	$.31
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2013 and February 29, 2012 was $459,966 and $493,435.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2013:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.42 to $.50	104,500	8.75	$.48	42,000
$.51 to $1.00	1,098,718	9.45	$.62	390,675
$1.01 to $1.95	119,500	2.67	$1.28	116,750
	1,322,718			549,425

NOTE 14: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28,	February 29,
	2013	2012
Numerator for basic and diluted
Earnings per share	$132,251	$1,432,293

Denominator:
Denominator for basic earnings per share-weighted average shares	14,484,200	14,442,908
Effects of dilutive securities:
Stock options for employees, directors and outside consultants	-	964,236
Denominator for diluted earnings per share	14,484,200	15,407,144

Basic Earnings Per Share	$.01	$.10

Diluted Earnings Per Share	$.01	$.09

NOTE 15: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,	February 29,
	2013	2012
Western Europe	$1,261,000	$2,832,000
Far East	3,399,000	4,053,000
Other	497,000	500,000
	$5,157,000	$7,385,000

During Fiscal Years 2013 and 2012, sales to foreign customers accounted for approximately $5,157,000 and $7,385,000, or 54% and 62% respectively, of total revenues.

One customer accounted for 4.6% of the Company’s sales for Fiscal Year ended February 28, 2013.

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2013

Sono-Tek Corporation

(Registrant)

By:	/s/ Dr. Christopher L. Coccio
Dr. Christopher L. Coccio,
Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 20, 2013	/s/ Samuel Schwartz	May 20, 2013
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 20, 2013	/s/ Dr. Joseph Riemer	May 20, 2013
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Vice President and Director

/s/ Edward J. Handler, III	May 20, 2013	/s/ Philip A. Strasburg	May 20, 2013
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ Eric Haskell	May 20, 2013	/s/ Dr. Donald F. Mowbray	May 20, 2013
Eric Haskell		Donald F. Mowbray
Director		Director

