Form 10-Q
period 2013-05-31
SONO TEK CORP
filed 2013-07-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-16035

SONO-TEK CORPORATION

(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	July 2, 2013
Common Stock, par value $.01 per share	14,503,010

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – May 31, 2013 (Unaudited) and February 28, 2013	1

Condensed Consolidated Statements of Income – Three Months Ended May 31, 2013 and 2012 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Three Months Ended May 31, 2013 and 2012 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19 - 22

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,	February 28,
	2013	2013
Current Assets:	(Unaudited)
Cash and cash equivalents	$2,443,065	$1,940,906
Marketable Securities	973,400	975,910
Accounts receivable (less allowance of $23,000 and $20,000 at May 31 and February 28, respectively)	859,615	941,032
Inventories, net	1,703,121	1,829,171
Prepaid expenses and other current assets	77,159	79,605
Total current assets	6,056,360	5,766,624

Land	250,000	250,000
Buildings, net	2,150,322	2,170,409
Equipment, furnishings and building improvements, net	641,827	683,368
Intangible assets, net	111,206	106,022
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$9,299,736	$9,066,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$348,533	$408,738
Accrued expenses	573,852	477,027
Customer Deposits	198,222	68,846
Current portion of long term debt	126,917	125,999
Income taxes payable	26,519	6,331
Total current liabilities	1,274,043	1,086,941

Long term debt, less current maturities	1,955,269	1,987,236
Total liabilities	3,229,312	3,074,177

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,503,010 shares issued and outstanding, at May 31 and February 28	145,030	145,030
Additional paid-in capital	8,714,011	8,709,601
Accumulated deficit	(2,788,617)	(2,862,364)
Total stockholders’ equity	6,070,424	5,992,267

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,299,736	$9,066,444

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2013	2012

Net Sales	$2,374,394	$2,839,702
Cost of Goods Sold	1,232,979	1,490,004
Gross Profit	1,141,415	1,349,698

Operating Expenses
Research and product development costs	225,594	254,070
Marketing and selling expenses	489,010	652,912
General and administrative costs	269,090	358,546
Rental operations expense	34,482	29,020
Total Operating Expenses	1,018,176	1,294,548

Operating Income	123,239	55,150

Interest Expense	(27,775)	(28,970)
Other (expense) income	(1,528)	(7,940)

Income Before Income Taxes	93,936	18,240

Income Tax Expense	20,188	7,140

Net Income	$73,748	$11,100

Basic Earnings Per Share	$0.01	$0.00

Diluted Earnings Per Share	$0.01	$0.00

Weighted Average Shares - Basic	14,503,010	14,459,579

Weighted Average Shares - Diluted	14,559,441	14,570,514

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$73,748	$11,100

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	82,923	83,576
Stock based compensation expense	4,410	10,964
Allowance for doubtful accounts	3,000	3,000
Inventory reserve	13,343	-
Decrease (Increase) in:
Accounts receivable	78,417	(307,798)
Inventories	112,707	26,561
Prepaid expenses and other current assets	2,446	(5,483)
(Decrease) Increase in:
Accounts payable and accrued expenses	36,620	28,175
Customer Deposits	129,376	(45,109)
Income taxes payable	20,188	(30,866)
Net Cash Provided by (Used In) Operating Activities	557,178	(225,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	(7,782)	(24,115)
Purchase of equipment and furnishings	(18,698)	(9,412)
Sale (Purchase) of marketable securities	2,510	(400,106)
Net Cash (Used In) Investing Activities	(23,970)	(433,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(31,049)	(29,862)
Proceeds from exercise of options	-	9,006
Net Cash (Used In) Financing Activities	(31,049)	(20,856)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	502,159	(680,369)

CASH AND CASH EQUIVALENTS
Beginning of period	1,940,906	2,531,689
End of period	$2,443,065	$1,851,320

SUPPLEMENTAL DISCLOSURE:
Interest paid	$27,775	$28,970
Taxes Paid	$0	$38,848

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2013 and 2012

(Unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying condensed consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiaries, Sono-Tek Cleaning Systems Inc. and Sono-Tek Industrial Park, LLC. Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation, ceased operations during the Fiscal Year Ended February 28, 2002. Sono-Tek Industrial Park, LLC, a New York Limited Liability Company, operates as a real estate holding company for the Company’s real estate operations and started operating in December 2010.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2013 and February 28, 2013:

	Quoted Prices in Active Markets
	(Level 1)
	May 31, 2013	February 28, 2013

Marketable Securities	$973,400	$975,910

Marketable Securities include mutual funds of $973,400, that are considered to be highly liquid and easily tradeable as of May 31, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

In addition, the guidance of the Fair Value Option for Financial Assets and Financial Liabilities Topic of the Codification was effective for June 1, 2008. The guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2013, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $98,230 and $95,634 at May 31, 2013 and February 28, 2013, respectively. Annual amortization expense of such intangible assets is expected to be $9,600 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2013	2013

Finished goods	$507,352	$561,298
Work in process	427,916	385,092
Consignment	-	9,728
Raw materials and subassemblies	981,635	1,073,492
Total	1,916,903	2,029,610
Less: Allowance	(213,782)	(200,439)
Net inventories	$1,703,121	$1,829,171

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of May 31, 2013, there were 1,322,718 options outstanding under the 2003 plan, under which no additional options may be granted.

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2013 no options were issued.

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

For the three months ended May 31, 2013 and 2012, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $4,410 and $10,964 in additional compensation expense during the three months ended May 31, 2013 and 2012, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2013 and 2012, are calculated as follows:

	Three Months Ended May 31,
	2013	2012

Denominator for basic earnings per share	14,503,010	14,459,579

Dilutive effect of stock options	56,431	110,935

Denominator for diluted earnings per share	14,559,441	14,570,514

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2013	2013

Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$1,956,329	$1,972,617

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	125,857	140,618

Total long term debt	2,082,186	2,113,235
Due within one year	126,917	125,999
Due after one year	$1,955,269	$1,987,236

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at May 31, 2013. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2013, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the three months ended May 31, 2013 and 2012, segment information is as follows:

	Three Months Ended May 31, 2013				Three Months Ended May 31, 2012
		Rental Real				Rental Real
	Ultrasonic	Estate			Ultrasonic	Estate
	Spraying	Operations	Eliminations	Consolidated	Spraying	Operations	Eliminations	Consolidated
Net Sales	$2,353,979	$54,350	$33,935	$2,374,394	$2,818,857	$54,779	$33,934	$2,839,702
Rental Expense	$33,935	$34,482	$(33,935)	$34,482	$33,934	$29,020	$(33,934)	$29,020
Interest Expense	$726	$27,049		$27,775	$1,051	$27,919		$28,970
Net Income (Loss)	$80,928	$(7,180)		$73,748	$13,260	$(2,160)		$11,100
Assets	$6,821,131	$2,478,605		$9,299,736	$6,918,542	$2,513,137		$9,431,679
Debt	$125,858	$1,956,328		$2,082,186	$184,477	$2,020,161		$2,204,638

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

Our ultrasonic coating technology is being used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents with precise and uniform micronic layers of polymers and drugs; coating of various implantable devices with lubricous materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries, and the continuing demand for our systems from these customers is indicative of the high quality performance that our systems provide these customers.Some examples of our products marketed to the medical device industry include: MediCoat I; Medicoat II; Medicoat PSI; AccuMist; MicroMist; Balloon Catheter Coater.

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

The textiles industry has yet to fully recover from the recent economic downturn related to the declines in new housing construction (carpets), automotive and clothing (fabrics).

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $102,000 from a working capital of $4,680,000 at February 28, 2013 to $4,782,000 at May 31, 2013. The increase in working capital is due to the current period’s net income of $73,000, offset by cash outflows of $8,000 for patent application costs, $19,000 for the purchase of equipment and furnishings, $31,000 for the repayments of notes payable and $3,000 for investment expenses. In addition, we incurred non-cash expenses for depreciation and amortization of $83,000, stock based compensation expense of $4,000 and $3,000 for our accounts receivable reserve. The Company’s current ratio is 4.75 to 1 at May 31, 2013 as compared to 5.3 to 1 at February 28, 2013.

Our inventories decreased $126,000 from $1,829,000 at February 28, 2013 to $1,703,000 at May 31, 2013. The decrease in our inventories is due to a reduction in our purchases from outside vendors. Our purchasing continues to be on an as needed basis, dependent upon our sales forecast and product lines.

Our customer deposits on hand increased $129,000 from $68,000 at February 28, 2013 to $198,000 at May 31, 2013. The increase in customer deposits is due to sales that we expect to complete in the current fiscal year.

Stockholders’ Equity – Stockholder’s Equity increased $78,000 from $5,992,000 at February 28, 2013 to $6,070,000 at May 31, 2013. The increase is a result of net income of $74,000 and stock based compensation expense of $4,000.

Operating Activities – Our operating activities provided $557,000 of cash for the three months ended May 31, 2013 as compared to using $226,000 for the three months ended May 31, 2012. During the three months ended May 31, 2013, accounts receivable decreased $78,000, inventories decreased $113,000, prepaid expenses decreased $3,000, accounts payable and accrued expenses increased $37,000, customer deposits increased $129,000 and income taxes payable increased $20,000 compared to the prior year’s period. In addition, in the current period we incurred non-cash expenses of $83,000 for depreciation and amortization, $4,000 for stock based compensation expense $3,000 for bad debt expense and $13,000 for our inventory reserve.

Investing Activities – We used $19,000 for the purchase of capital equipment, $8,000 for patent application costs and $3,000 for investment expenses during the three months ended May 31, 2013. We used $9,000 for the purchase of capital equipment, $24,000 for patent application costs and $400,000 for the purchase of marketable securities during the three months ended May 31, 2012.

Financing Activities – For the three months ended May 31, 2013 we used $31,000 for the repayment of our notes payable. For the three months ended May 31, 2012 we used $30,000 for the repayment of our notes payable and had proceeds from stock option exercises of $9,000.

Net Increase in Cash – For the three months ended May 31, 2013, our cash balance increased by $502,000 as compared to a decrease of $680,000 for the three months ended May 31, 2012. During the three months ended May 31, 2013, our operations provided $557,000 of cash, we used $24,000 in investing activities and we used $31,000 in our financing activities.

During the three months ended May 31, 2013, we shipped four large Widetrack units to Asia. Our negotiated payment terms for these sales, required the customer to provide irrevocable letters of credit to the Company. We collected approximately $507,000 in cash directly related to these four sales during the three months ended May 31, 2013.

Results of Operations

Ultrasonic Spraying Systems Segment:

For the three months ended May 31, 2013, our sales decreased $465,000 to $2,354,000 as compared to $2,819,000 for the three months ended May 31, 2012. During the three month period ended May 31, 2013, we experienced a decrease in sales of our Stentcoaters, XYZ platform units and Servo Units. These decreases were offset by an increase in sales of our Widetrack Units, nozzles and related generator units and fluxer units.

Sales of our Stentcoaters, XYZ platform units, Widetrack Units and Servo Units vary from quarter to quarter. We have seen the demand for our products fluctuate and demand is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Our gross profit decreased $208,000 to $1,107,000 for the three months ended May 31, 2013 from $1,315,000 for the three months ended May 31, 2012. The gross profit margin was 47% of sales for the three months ended May 31, 2013 and 2012.

Research and product development costs decreased $28,000 to $226,000 for the three months ended May 31, 2013 from $254,000 for the three months ended May 31, 2012. The decrease is due to reduced salaries and research and development costs offset by an increase in depreciation.

Marketing and selling costs decreased $164,000 to $489,000 for the three months ended May 31, 2013 from $653,000 for the three months ended May 31, 2012. During the three months ended May 31, 2013, we experienced a decrease in international commission expense of $180,000 and decreased trade show and advertising expenses of $17,000. The decrease in commission and trade show expenses was offset by an increase in salaries.

The decrease in international commission expense is due to four large sales that were shipped to Asia during the quarter. These Asian sales originated in house by our internal sales staff and, as such, no external commissions applied to these sales.

General and administrative costs decreased $89,000 to $269,000 for the three months ended May 31, 2013 from $358,000 for the three months ended May 31, 2012. The decrease was due to decreased corporate expenses, decreased salaries, decreased professional fees, decreased stock based compensation expense and a decrease in outside consulting fees related to strategic opportunities and enhanced growth opportunities.

Rental Real Estate Operations:

For the three months ended May 31, 2013, our real estate operations generated $20,000 in rental income from unrelated third parties and incurred $34,000 in operating expenses and $27,000 in interest expense. Overall, the real estate operations incurred a net loss of $41,000 for the three months ended May 31, 2013. The $41,000 loss excludes any inter-company rent. We are presently working with an independent real estate broker to lease our vacant warehouse space.

Condensed Consolidated Results:

We had net income of $74,000 for the three months ended May 31, 2013 as compared to $11,000 for the three months ended May 31, 2012. The improvement in our results for the three months ended May 31, 2013 is due to a decrease in our research and product development costs, marketing and selling costs and our general and administrative costs.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2013.

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

Although the Company's assets included $2,443,000 in cash and $973,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2013. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 15, 2013

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

-18-