Form 10-Q
period 2013-08-31
SONO TEK CORP
filed 2013-10-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	October 8, 2013
Common Stock, par value $.01 per share	14,508,507

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – August 31, 2013 (Unaudited) and February 28, 2013	1

Condensed Consolidated Statements of Income – Six Months and Three Months Ended August 31, 2013 and 2012 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2013 and 2012 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19 -23

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2013	2013
:	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,502,412	$1,940,906
Marketable Securities	945,293	975,910
Accounts receivable (less allowance of $26,00 and $20,000 at August 31 and February 28, respectively)	1,265,762	941,032
Inventories, net	1,990,450	1,829,171
Prepaid expenses and other current assets	131,127	79,605
Total current assets	6,835,044	5,766,624

Land	250,000	250,000
Buildings, net	2,132,088	2,170,409
Equipment, furnishings and building improvements, net	549,746	683,368
Intangible and other assets, net	117,795	106,022
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$9,974,694	$9,066,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$636,655	$408,738
Accrued expenses	509,389	477,027
Customer deposits	510,457	68,846
Current maturities of long term debt	127,849	125,999
Income taxes payable	86,024	6,331
Total current liabilities	1,870,374	1,086,941

Long term debt, less current maturities	1,923,007	1,987,236
Total liabilities	3,793,381	3,074,177

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,508,507 and 14,503,010 shares issued and outstanding, at August 31 and February 28, respectively	145,085	145,030
Additional paid-in capital	8,719,416	8,709,601
Accumulated deficit	(2,683,188)	(2,862,364)
Total stockholders’ equity	6,181,313	5,992,267

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,974,694	$9,066,444

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended August 31		Three Months Ended August 31
	Unaudited		Unaudited
	2013	2012	2013	2012

Net Sales	$4,911,772	$5,230,809	$2,537,378	$2,391,107
Cost of Goods Sold	2,528,126	2,715,739	1,295,146	1,225,735
Gross Profit	2,383,646	2,515,070	1,242,232	1,165,373

Operating Expenses
Research and product development costs	457,236	486,787	231,642	232,717
Marketing and selling expenses	988,625	1,205,723	499,616	552,811
General and administrative costs	522,595	674,388	253,505	315,842
Rental operations expense	70,100	57,630	35,618	28,610
Total Operating Expenses	2,038,556	2,424,528	1,020,381	1,129,981

Operating Income	345,090	90,542	221,851	35,392

Interest Expense	(55,244)	(57,648)	(27,649)	(28,678)
Other (expense) income	(23,573)	(1,705)	(21,865)	6,234

Income from Operations Before Income Taxes	266,273	31,189	172,337	12,948

Income Tax (Benefit) Expense	87,096	(39,647)	66,908	(46,787)

Net Income	$179,177	$70,836	$105,429	$59,735

Basic Earnings Per Share	$0.01	$0.00	$0.01	$0.00

Diluted Earnings Per Share	$0.01	$0.00	$0.01	$0.00

Weighted Average Shares - Basic	14,503,040	14,466,892	14,503,070	14,472,849

Weighted Average Shares - Diluted	14,558,306	14,582,873	14,604,147	14,576,509

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended August 31,
	Unaudited
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$179,177	$70,836

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,421	155,634
Stock based compensation expense	9,712	21,658
Allowance for doubtful accounts	6,000	6,000
Inventory reserve	31,343	30,000
Decrease (Increase) in:
Accounts receivable	(330,432)	(273,528)
Inventories	(192,622)	102,015
Prepaid expenses and other current assets	(51,522)	(80,420)
(Decrease) Increase in:
Accounts payable and accrued expenses	260,280	(174,938)
Customer Deposits	441,611	(121,380)
Income Taxes Payable	79,693	—
Net Cash Provided by (Used in) Operating Activities	597,661	(264,123)

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application and other asset costs	(17,621)	(32,218)
Purchase of equipment and furnishings	(25,461)	(61,277)
Proceeds from sale of equipment	38,531	—
Sale (Purchase) of marketable securities	30,617	(704,377)
Net Cash Provided by (Used in) Investing Activities	26,066	(797,872)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	158	20,346
Repayments of notes payable and loans	(62,379)	(59,992)
Net Cash (Used In) Financing Activities	(62,221)	(39,646)

NET INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	561,506	(1,101,641)

CASH AND CASH EQUIVALENTS
Beginning of period	1,940,906	2,531,689
End of period	$2,502,412	$1,430,048

SUPPLEMENTAL DISCLOSURE:
Interest paid	$55,244	$57,648
Taxes Paid	$—	$—

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended August 31, 2013 and 2012

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2013:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2013	February 28, 2013

Marketable Securities	$945,293	$975,910

Marketable Securities include mutual funds of $945,293, that are considered to be highly liquid and easily tradeable as of August 31, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $100,827 and $95,634 at August 31, 2013 and February 28, 2013, respectively. Annual amortization expense of such intangible assets is expected to be $9,600 per year for the next five years.

Reclassifications – Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

Impact of New Accounting Pronouncements - All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements once effective are not expected to have any impact on the Company.

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

NOTE 2: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2013	2013

Finished goods	$585,533	$561,298
Work in process	490,669	385,092
Consignment	12,405	9,728
Raw materials and subassemblies	1,133,625	1,073,492
Total	2,222,232	2,029,610
Less: Allowance	(231,782)	(200,439)
Net inventories	$1,990,450	$1,829,171

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of August 31, 2013, there were 1,306,061 options outstanding under the 2003 plan, under which no additional options may be granted.

In August 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan under which 2,500,000 options may be granted. No options have been granted to date.

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. For the six months ended August 31, 2013 no options were issued.

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

For the six months ended August 31, 2013 and 2012, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $9,712 and $21,658 in additional compensation expense during the six months ended August 31, 2013 and 2012, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2013 and 2012 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2013	2012	2013	2012

Denominator for basic earnings per share	14,503,040	14,466,892	14,503,070	14,472,849

Dilutive effect of stock options	55,266	115,981	101,077	103,660

Denominator for diluted earnings per share	14,558,306	14,582,873	14,604,147	14,576,509

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2013
Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$1,939,815	$1,972,617

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $5,154 through June 2015. Interest rate 2.12%. 48 month term.	111,041	140,618
Total long term debt	2,050,856	2,113,235
Due within one year	127,849	125,999
Due after one year	$1,923,007	$1,987,236

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at August 31, 2013. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2013, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spraying systems and rental real estate operations.

All inter-company transactions are eliminated in consolidation. For the six and three months ended August 31, 2013 and 2012, segment information is as follows:

	Six Months Ended August 31, 2013				Three Months Ended August 31, 2013
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$4,872,607	$107,036	$67,871	$4,911,772	$2,518,628	$52,685	$33,935	$2,537,378
Rental Expense	$67,871	$70,099	$(67,871)	$70,099	$33,935	$35,618	$(33,935)	$35,618
Interest Expense	$1,371	$53,873		$55,244	$825	$26,824		$27,649
Net Income (Loss)	$196,113	$(16,936)		$179,177	$149,120	$(43,691)		$105,429
Assets	$7,514,178	$2,460,516		$9,974,694	$7,514,178	$2,460,516		$9,974,694
Debt	$111,041	$1,939,815		$2,050,856	$111,041	$1,939,815		$2,050,856

	Six Months Ended August 31, 2012				Three Months Ended August 31, 2012
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$5,201,514	$97,164	$67,869	$5,230,809	$2,382,657	$42,385	$33,935	$2,391,107
Rental Expense	$67,869	$57,630	$(67,869)	$57,630	$33,935	$28,610	$(33,935)	$28,610
Interest Expense	$2,023	$55,625		$57,648	$972	$27,706		$28,678
Net Income (Loss)	$86,926	$(16,090)		$70,836	$73,666	$(13,931)		$59,735
Assets	$6,725,311	$2,507,885		$9,233,196	$6,725,311	$2,507,885		$9,233,196
Debt	$169,979	$2,004,529		$2,174,508	$169,979	$2,004,529		$2,174,508

NOTE 9: SUBSEQUENT EVENTS

On September 27, 2013, the Company signed a mortgage commitment letter with a bank to refinance its existing mortgage which is collateralized by the Company’s land and buildings. The proposed mortgage would be for $1,900,000, and would bear interest at 4.34% per annum. The existing mortgage bears interest at 5.5% and has a remaining term of 17.5 years. The term of the loan would be for ten years and would be collateralized by land and buildings. In addition, the mortgage will require a ten year lease between Sono-Tek Corp and Sono-Tek Industrial Park, the Company’s wholly owned subsidiary which holds title to the property. The actual interest rate will be set at closing. Completion of the mortgage is subject to an acceptable appraisal and environmental review.

The Company has evaluated all other subsequent events for disclosure purposes.

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

Overview

We have developed a unique and proprietary series of ultrasonic atomizing nozzles, which are being used in an increasing variety of applications in the six major industries that we serve: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food applications. These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles. These characteristics create a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved. When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact and lower energy use.

Market Diversity

During the past four years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which we operate.

A majority of our sales originate outside the United States, and we are geographically present directly and through distributors and trade representatives in North and Latin America, Europe and Asia. The infrastructure upon which this diversified market approach is based, includes a newly equipped process development laboratory, a strengthened sales organization with application engineers, an engineering team with additional talent and the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

The new products which we introduced, the new markets that we penetrated, and the regions in which we now operate, are a strong foundation for our future sales growth and enhanced profitability.

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

We are recognized as a standard setter in the industry, and our systems are incorporated by various original equipment manufacturers (OEMs), in their own manufacturing lines for making electronic printed circuit boards. Some examples of our products marketed to the electronics industry include: SonoFlux 2000F, SonoFlux 2000FP, SonoFlux XL, SonoFlux EZ and SonoFlux Servo.

We also offer to the same customer base, EVS solder recovery systems, through our exclusive distribution agreement with EVS International Ltd (“EVS”) for the territory of the United States and Canada.

In addition, we have an established customer base in the semiconductor industry. The semiconductor industry utilizes our ultrasonic atomizing nozzles for the application and deposition of photo-resist onto semiconductor wafers. A particular sector of the semiconductor manufacturing industry, micro-electro-mechanical systems, “MEMS”, has proven the ability to use our technology to apply micron thick coatings to these complex wafers.

2.	Advanced Energy Industry.

Manufacturers of solar cells and fuel cells share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems are now presented in scientific conferences and trade shows pertaining to advanced energy around the world for the superior surface uniformity and density they provide, which are directly related to enhanced energy efficiency. Our systems afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples of our products marketed to the advanced energy industry include: ExactaCoat, FlexiCoat, Hypersonic and SonoFlow CSP.

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

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The major customers for the SonoFlux 2000F are OEMs that produce their own electronic circuit boards.

2.	SonoFlux 2000FP, SonoFlux XL and SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 24 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. All SonoFlux products provide substantial benefits in terms of reduced use of fluxing agents, reduced need for maintenance and reduced cost of operations compared to foam fluxers and competitive pressure nozzle fluxing products.
11

3.	SonoFlux Servo – a newer spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the Accumist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products provide customers the ability to achieve a minimal amount of waste of expensive drug polymer coatings and high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We have recently developed additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

5.	WideTrack – Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from 6 inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

6.	Exactacoat/Flexicoat – We offer a line of robotic XYZ coating equipment for applications involving 3D coatings for fuel cell membranes and solar energy panels. This equipment is offered in bench-top configurations as our Exactacoat product and standalone as our Flexicoat product. These platforms position and move our nozzle systems in a precise three dimensional application pattern. We also have a newer product, the Hypersonic, a high speed reciprocator spraying system for this market. These coaters are extremely efficient especially when combined with our novel ultrasonic syringe pump (patent pending) to agitate and suspend the carbon based suspensions needed in fuel cell applications.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $285,000 from $4,680,000 at February 28, 2013 to $4,965,000 at August 31, 2013. The increase in working capital is due to the current period’s net income of $179,000, offset by cash outflows of $18,000 for patent and other asset costs, $25,000 for the purchase of equipment and furnishings and $62,000 for the repayments of notes payable. We incurred non-cash expenses for depreciation and amortization of $164,000, stock based compensation expense of $10,000, $6,000 for our accounts receivable reserve and $31,000 for our inventory reserve. The Company’s current ratio is 3.66 to 1 at August 31, 2013 as compared to 5.3 to 1 at February 28, 2013.

Stockholders’ Equity – Stockholder’s Equity increased $189,000 from $5,992,000 at February 28, 2013 to $6,181,000 at August 31, 2013. The increase is a result of net income of $179,000, and an adjustment for stock based compensation expense of $10,000.

Operating Activities – Our operating activities provided $598,000 of cash for the six months ended August 31, 2013 as compared to using $264,000 for the six months ended August 31, 2012. During the six months ended August 31, 2013, accounts receivable increased $330,000, inventory increased $193,000, prepaid expenses increased $52,000, accounts payable and accrued expenses increased $260,000, customer deposits increased $442,000 and income taxes payable increased $80,000. In addition, we incurred non-cash expenses of $164,000 for depreciation and amortization, $10,000 for stock based compensation expense, $6,000 for bad debt expense and increased our inventory reserve by $31,000.

The increase in our accounts receivable balance during the six months ended August 31, 2013 is due to a relatively high level of sales in August 2013. Our customer deposits increased during the six months ended August 31, 2013 due to advance payments for orders that are scheduled to ship this current fiscal year.

Investing Activities – During the six months ended August 31, 2013, our investing activities provided $26,000 as compared to using $798,000 for the six months ended August 31, 2012. We used $25,000 for the purchase of capital equipment and $18,000 for patent application costs. In addition, we received $39,000 from the sale of capital equipment and $31,000 from the sale of marketable securities. During the six months ended August 31, 2012, we used $61,000 for the purchase of capital equipment, $32,000 for patent application costs and $704,000 for the purchase of marketable securities.

Financing Activities – During the six months ended August 31, 2013, we used $62,000 for the repayment of our notes payable. For the six months ended August 31, 2012, we used $60,000 for the repayment of our notes payable and had proceeds from stock option exercises of $20,000

On September 27, 2013, the Company signed a mortgage commitment letter with a bank to refinance its existing mortgage which is collateralized by the Company’s land and buildings. The proposed mortgage would be for $1,900,000, and would bear interest at 4.34% per annum. The existing mortgage bears interest at 5.5% and has a remaining term of 17.5 years. The term of the loan would be for ten years and would be collateralized by land and buildings. In addition, the mortgage will require a ten year lease between Sono-Tek Corp and Sono-Tek Industrial Park, the Company’s wholly owned subsidiary which holds title to the property. The actual interest rate will be set at closing. Completion of the mortgage is subject to an acceptable appraisal and environmental review.

Net Increase in Cash – For the six months ended August 31, 2013, our cash balance increased $562,000. During the six months ended August 31, 2013, our operating activities provided $598,000 of cash, our investing activities provided $26,000 of cash and we used $62,000 in our financing activities.

Results of Operations

Ultrasonic Spraying Systems Segment:

For the six months ended August 31, 2013, our sales decreased $329,000 or 6% to $4,873,000 as compared to $5,202,000 for the six months ended August 31, 2012. During the six month period ended August 31, 2013, we experienced a decrease in sales of our fluxer units, stent coating units and XYZ units. We did, however, see an increase in sales of our nozzles and related generator units, widetrack units and servo units.

For the three months ended August 31, 2013, our sales increased $136,000 to $2,519,000 or 6% as compared to $2,383,000 for the three months ended August 31, 2012. During the three month period ended August 31, 2013, we experienced a decrease in sales of our fluxer units. The decrease in these sales was offset by an increase in sales of our XYZ units, servo units and nozzles and related generator units.

For the six months ended August 31, 2013, our gross profit decreased $141,000 to $2,317,000 from $2,458,000 for the six months ended August 31, 2012. The gross profit margin was 48% of sales for the six months ended August 31, 2013 and 47% of sales for the six months ended August 31, 2012. The increase in our gross profit margin for the six months ended August 31, 2013 is due to an increase in sales of our nozzles and generators and widetrack units.

For the three months ended August 31, 2013, our gross profit increased $67,000 to $1,210,000 from $1,143,000 for the three months ended August 31, 2012. The gross profit margin was 48% of sales for the three months ended August 31, 2013 and 2012. Our gross profit margin remained level at 48% due to the mix of products sold during the quarter and a reduction of labor costs in our manufacturing and service departments.

Research and product development costs decreased $30,000 to $457,000 for the six months ended August 31, 2013 from $487,000 for the six months ended August 31, 2012. The decrease is due to reduced salary expense. For the three months ended August 31, 2013 and 2012, these costs remained level at $232,000 and $233,000.

Marketing and selling expenses decreased $217,000 to $989,000 for the six months ended August 31, 2013 from $1,206,000 for the six months ended August 31, 2012. During the six months ended August 31, 2013, we experienced a decrease in international commission expense of $231,000 and decreased trade show and advertising expenses of $39,000. The decrease in commission and trade show expenses was offset by an increase in salaries.

For the three months ended August 31, 2013, marketing and selling expenses decreased $53,000. During the three months ended August 31, 2013, we experienced decreases in commissions and trade show expenses.

General and administrative costs decreased $151,000 to $523,000 for the six months ended August 31, 2013 from $674,000 for the six months ended August 31, 2012. These costs decreased $62,000 to $254,000 for the three months ended August 31, 2013 from $316,000 for the three months ended August 31, 2012. The decrease was due to decreased corporate expenses, decreased salaries, decreased professional fees, decreased stock based compensation expense and a decrease in outside consulting fees related to strategic opportunities and enhanced growth opportunities.

Rental Real Estate Operations:

For the six months ended August 31, 2013, our real estate operations generated $39,000 in rental income from unrelated third parties and incurred $70,000 in operating expenses and $54,000 in interest expense, resulting in a net loss of $85,000 for the six months ended August 31, 2013.

For the three months ended August 31, 2013, our real estate operations generated $19,000 in rental income from unrelated third parties and incurred $36,000 in operating expenses and $27,000 in interest expense, resulting in a net loss of $44,000 for the three months ended August 31, 2013. We are presently working with an independent real estate broker to lease our vacant warehouse space.

Condensed Consolidated Results:

We had net income of $179,000 for the six months ended August 31, 2013 as compared to net income of $71,000 for the six months ended August 31, 2012. During the three months ended August 31, 2013, we had net income of $105,000 as compared to net income of $60,000 for the three months ended August 31, 2012.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $2,502,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2013. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS – XBRL Instance Document.

101.SCH – XBRL Taxonomy Extension Schema Document

101.CAL – XBRL Taxonomy Calculation Linkbase Document

101.DEF – XBRL Taxonomy Extension Definition Linkbase Document

101.LAB – XBRL Extension Label Linkbase Document

101.PRE – XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2013

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

