Form 10-Q
period 2013-11-30
SONO TEK CORP
filed 2014-01-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |X | Yes   |  | No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |_|    Smaller reporting company |X|

Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	January 9, 2014
Common Stock, par value $.01 per share	14,698,312

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – November 30, 2013 (Unaudited) and February 28, 2013	1

Condensed Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2013 and 2012 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2013 and 2012 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	17

Signatures and Certifications	18 -22

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2013	February 28,
	(Unaudited)	2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,976,334	$1,940,906
Marketable Securities	955,933	975,910
Accounts receivable (less allowance of $29,00 and $20,000 at November 30 and February 28, respectively)	923,413	941,032
Inventories, net	2,046,574	1,829,171
Prepaid expenses and other current assets	77,757	79,605
Total current assets	6,980,011	5,766,624

Land	250,000	250,000
Buildings, net	2,081,160	2,170,409
Equipment, furnishings and building improvements, net	561,236	683,368
Intangible and other assets, net	115,725	106,022
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$10,078,153	$9,066,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$529,201	$408,738
Accrued expenses	602,429	477,027
Customer deposits	390,879	68,846
Current maturities of long term debt	128,794	125,999
Income taxes payable	179,398	6,331
Total current liabilities	1,830,701	1,086,941

Long term debt, less current maturities	1,890,424	1,987,236
Total liabilities	3,721,125	3,074,177

Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,508,632 and 14,503,010 shares issued and outstanding, at November 30 and February 28, respectively	145,086	145,030
Additional paid-in capital	8,723,882	8,709,601
Accumulated deficit	(2,511,940)	(2,862,364)
Total stockholders’ equity	6,357,028	5,992,267

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,078,153	$9,066,444

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended November 30		Three Months Ended November 30
	Unaudited		Unaudited
	2013	2012	2013	2012

Net Sales	$7,561,998	$7,433,215	$2,650,225	$2,202,406
Cost of Goods Sold	3,963,181	3,836,511	1,435,055	1,120,772
Gross Profit	3,598,817	3,596,704	1,215,170	1,081,634

Operating Expenses
Research and product development costs	661,975	699,780	204,738	212,993
Marketing and selling expenses	1,451,310	1,709,342	462,685	503,619
General and administrative costs	747,896	963,242	225,301	288,854
Rental operations expense	118,890	86,437	48,791	28,807
Total Operating Expenses	2,980,071	3,458,801	941,515	1,034,273

Operating Income	618,746	137,903	273,655	47,361

Interest Expense	(82,396)	(86,012)	(27,152)	(28,364)
Other (expense) income	(5,405)	18,168	18,169	19,873

Income from Operations Before Income Taxes	530,945	70,059	264,672	38,870

Income Tax (Benefit) Expense	180,521	(26,042)	93,425	13,605

Net Income	$350,424	$96,101	$171,247	$25,265

Basic Earnings Per Share	$0.02	$0.01	$0.01	$0.00

Diluted Earnings Per Share	$0.02	$0.01	$0.01	$0.00

Weighted Average Shares - Basic	14,504,836	14,478,044	14,508,507	14,500,592

Weighted Average Shares - Diluted	14,710,838	14,581,386	14,775,422	14,576,211

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30,
	Unaudited
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$350,424	$96,101

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243,869	265,428
Stock based compensation expense	14,127	48,934
Allowance for doubtful accounts	9,000	(6,620)
Inventory reserve	63,343	48,000
Write off of impaired acquisition costs	15,020	—
Decrease (Increase) in:
Accounts receivable	8,619	(312,190)
Inventories	(280,746)	215,694
Prepaid expenses and other current assets	1,848	47,867
(Decrease) Increase in:
Accounts payable and accrued expenses	245,865	(54,387)
Customer Deposits	322,033	(193,415)
Income Taxes Payable	173,067	12,002
Net Cash Provided by Operating Activities	1,166,469	167,414

CASH FLOW FROM INVESTING ACTIVITIES:
Patent application and other asset costs	(18,421)	(32,218)
Purchase of equipment and furnishings	(77,321)	(142,833)
Proceeds from sale of equipment	38,531	—
Sale (Purchase) of marketable securities	19,977	(721,679)
Net Cash (Used in) Investing Activities	(37,234)	(896,730)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	210	25,346
Repayments of notes payable and loans	(94,017)	(90,416)
Net Cash (Used In) Financing Activities	(93,807)	(65,070)

NET INCREASE (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,035,428	(794,386)

CASH AND CASH EQUIVALENTS
Beginning of period	1,940,906	2,531,689
End of period	$2,976,334	$1,737,303

SUPPLEMENTAL DISCLOSURE:
Interest paid	$82,396	$86,012
Taxes Paid	$—	$—

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended November 30, 2013 and 2012

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2013:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2013	February 28, 2013

Marketable Securities	$955,933	$975,910

Marketable Securities include mutual funds of $955,933, that are considered to be highly liquid and easily tradeable as of November 30, 2013. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $103,203 and $95,634 at November 30, 2013 and February 28, 2013, respectively. Annual amortization expense of such intangible assets is expected to be $9,600 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2013	2013

Finished goods	$673,780	$561,298
Work in process	516,795	385,092
Consignment	8,943	9,728
Raw materials and subassemblies	1,110,838	1,073,492
Total	2,310,356	2,029,610
Less: Allowance	(263,782)	(200,439)
Net inventories	$2,046,574	$1,829,171

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options - Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of November 30, 2013, there were 1,298,436 options outstanding under the 2003 plan, under which no additional options may be granted.

In August 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan under which 2,500,000 options may be granted. No options have been granted to date.

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. For the nine months ended November 30, 2013 no options were issued.

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

For the nine months ended November 30, 2013 and 2012, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $14,127 and $48,934 in additional compensation expense during the nine months ended November 30, 2013 and 2012, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2013 and 2012 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2013	2012	2013	2012

Denominator for basic earnings per share	14,504,836	14,478,044	14,508,507	14,500,592

Dilutive effect of stock options	206,003	103,342	266,915	75,618

Denominator for diluted earnings per share	14,710,838	14,581,386	14,775,422	14,576,211

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 28,
	2013
Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$1,923,075	$1,972,617

Equipment loan, bank, collateralized by related office equipment, payable in monthly installments of principal and interest of $5,154 through June 2015. Interest rate 2.12%. 48 month term.	96,143	140,618
Total long term debt	2,019,218	2,113,235
Due within one year	128,794	125,999
Due after one year	$1,890,424	$1,987,236

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at November 30, 2013. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2013, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spraying systems and rental real estate operations.

All inter-company transactions are eliminated in consolidation. For the nine and three months ended November 30, 2013 and 2012, segment information is as follows:

	Nine Months Ended November 30, 2013				Three Months Ended November 30, 2013
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,504,082	$159,721	$101,805	$7,561,998	$2,631,475	$52,685	$33,935	$2,650,225
Rental Expense	$101,805	$118,890	$(101,805)	$118,890	$33,935	$48,791	$(33,935)	$48,791
Interest Expense	$1,927	$80,469		$82,396	$556	$26,596		$27,152
Net Income (Loss)	$390,062	$(39,638)		$350,424	$193,949	$(22,702)		$171,247
Assets	$7,617,337	$2,460,816		$10,078,153	$7,617,337	$2,460,816		$10,078,153
Debt	$96,143	$1,923,075		$2,019,218	$96,143	$1,923,075		$2,019,218

	Nine Months Ended November 30, 2012				Three Months Ended November 30, 2012
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,393,470	$141,550	$101,805	$7,433,215	$2,191,956	$44,385	$33,935	$2,202,406
Rental Expense	$101,805	$86,437	$(101,805)	$86,437	$33,935	$28,807	$(33,935)	$28,807
Interest Expense	$2,897	$83,115		$86,012	$874	$27,490		$28,364
Net Income (Loss)	$124,103	$(28,002)		$96,101	$37,177	$(11,912)		$25,265
Assets	$6,839,711	$2,482,727		$9,322,438	$6,839,711	$2,482,727		$9,322,438
Debt	$155,400	$1,988,683		$2,144,083	$155,400	$1,988,683		$2,144,083

NOTE 9: SUBSEQUENT EVENTS

On December 16, 2013, the Company refinanced the mortgage on the Sono-Tek Industrial Park in Milton, New York, where the Company’s offices and manufacturing facility are located.

Prior to the refinancing, the Company reduced the outstanding mortgage with a cash payment of $323,000. The payment occurred after the balance sheet date.

Under the terms of the refinancing, M&T Bank loaned the Company $1,600,000 which accrues interest at the rate of 4.15% per annum and has a repayment term of ten years. The loan is secured by a mortgage on the Sono-Tek Industrial Park. The M&T Bank loan replaces the acquisition financing that was obtained from the seller of the Sono-Tek Industrial Park under which approximately $1,600,000 remained outstanding and which accrued interest at a rate of 5.5% per annum and had a repayment term of twenty years, with seventeen years remaining.

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

Overview

We have developed a unique and proprietary series of ultrasonic atomizing nozzles, which are being used in an increasing variety of applications in the six major industries that we serve: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food applications. These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles. These characteristics permit a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved. When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact and lower energy use.

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

In addition, we have an established customer base in the semiconductor industry. The semiconductor industry utilizes our ultrasonic atomizing nozzles for the application and deposition of photo-resist onto semiconductor wafers. A particular sector of the semiconductor manufacturing industry, micro-electro-mechanical systems, “MEMS”, has successfully used our technology to apply micron thick coatings to these complex wafers.

2.     Advanced Energy Industry.

Manufacturers of solar cells and fuel cells share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems are now presented in scientific conferences and trade shows pertaining to advanced energy around the world for the superior surface uniformity and density they provide, which are directly related to enhanced energy efficiency. Our systems afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples of our products marketed to the advanced energy industry include: ExactaCoat, FlexiCoat, and SonoFlow CSP.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $470,000 from $4,680,000 at February 28, 2013 to $5,150,000 at November 30, 2013. The increase in working capital is due to the current period's net income of $350,000, capital equipment proceeds of $39,000 offset by cash outflows of $18,000 for patent and other asset costs, $77,000 for the purchase of equipment and furnishings, and $97,000 for the repayments of long term debt. We incurred non-cash expenses for depreciation and amortization of $244,000, stock based compensation expense of $14,000, and $15,000 from the write off of impaired acquisition costs. The Company's current ratio is 3.8 to 1 at November 30, 2013 as compared to 5.3 to 1 at February 28, 2013.

Stockholders’ Equity – Stockholder’s Equity increased $365,000 from $5,992,000 at February 28, 2013 to $6,357,000 at November 30, 2013. The increase is a result of net income of $350,000, and an adjustment for stock based compensation expense of $14,000.

Operating Activities – Our operating activities provided $1,166,000 of cash for the nine months ended November 30, 2013 as compared to $167,000 for the nine months ended November 30, 2012. During the nine months ended November 30, 2013, accounts receivable decreased $9,000, inventory increased $281,000, prepaid expenses decreased $2,000, accounts payable and accrued expenses increased $246,000, customer deposits increased $322,000 and income taxes payable increased $173,000. In addition, we incurred non-cash expenses of $244,000 for depreciation and amortization, $15,000 for the write off of impaired acquisition costs, $14,000 for stock based compensation expense, $9,000 for bad debt expense and increased our inventory reserve by $63,000.

Investing Activities – During the nine months ended November 30, 2013, we used $37,000 in our investing activities as compared to using $897,000 for the nine months ended November 30, 2012. We used $77,000 for the purchase of capital equipment and $18,000 for patent application costs. In addition, we received $38,000 from the sale of capital equipment and $20,000 from the sale of marketable securities. During the nine months ended November 30, 2012, we used $143,000 for the purchase of capital equipment, $32,000 for patent application costs and $722,000 for the purchase of marketable securities.

Financing Activities – During the nine months ended November 30, 2013, we used $94,000 for the repayment of our notes payable. For the nine months ended November 30, 2012, we used $90,000 for the repayment of our notes payable and had proceeds from stock option exercises of $25,000.

On December 16, 2013, the Company refinanced the mortgage on the Sono-Tek Industrial Park in Milton, New York, where the Company’s offices and manufacturing facility are located.

Prior to the refinancing, the Company reduced the outstanding mortgage with a cash payment of $323,000. The payment occurred after the balance sheet date.

Under the terms of the refinancing, M&T Bank loaned the Company $1,600,000 which accrues interest at the rate of 4.15% per annum and has a repayment term of ten years. The loan is secured by a mortgage on the Sono-Tek Industrial Park. The M&T Bank loan replaces the acquisition financing that was obtained from the seller of the Sono-Tek Industrial Park under which approximately $1,600,000 remained outstanding and which accrued interest at a rate of 5.5% per annum and had a repayment term of twenty years, with seventeen years remaining.

Net Increase in Cash – For the nine months ended November 30, 2013, our cash balance increased $1,035,000. During the nine months ended November 30, 2013, our operating activities provided $1,166,000 of cash, we used $37,000 in our investing activities and we used $94,000 in our financing activities.

Our customer deposits on hand increased $322,000 from $69,000 at February 28, 2013 to $391,000 at November 30, 2013. The increase in customer deposits is due to sales that we expect to complete in the current fiscal year.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Nine Months Ended November 30,				Three Months Ended November 30,
			Change				Change
	2013	2012	$	%	2013	2012	$	%
Net Sales	$ 7,504,082	$ 7,393,470	$ 110,612	2%	$ 2,631,475	$ 2,191,956	$ 439,519	17%
Cost of Goods Sold	4,004,837	3,878,167	126,670	3%	1,448,940	1,134,658	314,282	22%
Gross Profit	$ 3,499,245	$ 3,515,303	$(16,058)	-1%	$ 1,182,535	$ 1,057,298	$ 125,237	11%

Gross Profit Margin %	47%	48%			45%	48%

For the nine months ended November 30, 2013, our sales increased $111,000 or 2% to $7,504,000 as compared to $7,393,000 for the nine months ended November 30, 2012. During the nine month period ended November 30, 2013, we experienced a decrease in sales of our fluxer units and stent coating units. We did, however, see an increase in sales of our nozzles and related generator units, widetrack units and servo units.

For the three months ended November 30, 2013, our sales increased $439,000 or 17% to $2,631,000 as compared to $2,192,000 for the three months ended November 30, 2012. During the three month period ended November 30, 2013, we experienced a decrease in sales of our stent coating units. The decrease in these sales was offset by an increase in sales of our XYZ units, widetrack units, and EVS units.

For the nine months ended November 30, 2013, our gross profit decreased $16,000 to $3,499,000 from $3,515,000 for the nine months ended November 30, 2012. The gross profit margin was 47% of sales for the nine months ended November 30, 2013 and 48% of sales for the nine months ended November 30, 2012. The decrease in our gross profit margin for the nine months ended November 30, 2013 is due to a decrease in sales of our stent coating units and fluxer units.

For the three months ended November 30, 2013, our gross profit increased $126,000 to $1,183,000 from $1,057,000 for the three months ended November 30, 2012. The gross profit margin was 45% of sales for the three months ended November 30, 2013 and 48% for the three months ended November 30, 2012. The decrease in our gross profit margin for the three months ended November 30, 2013 is due to a decrease in sales of our stent coating units.

Research and product development costs decreased $38,000 to $662,000 for the nine months ended November 30, 2013 from $700,000 for the nine months ended November 30, 2012. The decrease is due to reduced salary expense. For the three months ended November 30, 2013 research and product development costs decreased by $8,000 due to a reduction in salary expense which was offset by an in increase in R&D materials.

Marketing and selling expenses decreased $258,000 to $1,451,000 for the nine months ended November 30, 2013 from $1,709,000 for the nine months ended November 30, 2012. During the nine months ended November 30, 2013, we experienced a decrease in international commission expense of $237,000 and decreased trade show and advertising expenses and depreciation expense. The decrease in commissions, trade show expenses and depreciation was offset by an increase in salaries.

For the three months ended November 30, 2013, marketing and selling expenses decreased $41,000. During the three months ended November 30, 2013, we experienced decreases in trade show expenses, salaries and depreciation.

General and administrative costs decreased $215,000 to $748,000 for the nine months ended November 30, 2013 from $963,000 for the nine months ended November 30, 2012. The decrease was due to decreased corporate expenses, decreased salaries, decreased professional fees, decreased stock based compensation expense and a decrease in outside consulting fees related to strategic opportunities and enhanced growth opportunities.

For the three months ended November 30, 2013, general and administrative costs decreased $64,000. The decrease was due to decreased stock based compensation expense and a decrease in outside consulting fees related to strategic opportunities and enhanced growth opportunities.

Rental Real Estate Operations:

For the nine months ended November 30, 2013, our real estate operations generated $58,000 in rental income from unrelated third parties and incurred $104,000 in operating expenses, $80,000 in interest expense, and a $15,000 expense due to the write off of impaired acquisition costs resulting in a net loss of $141,000 for the nine months ended November 30, 2013.

For the three months ended November 30, 2013, our real estate operations generated $19,000 in rental income from unrelated third parties and incurred $34,000 in operating expenses, $27,000 in interest expense, and a $15,000 expense due to the write off of impaired acquisition costs resulting in a net loss of $57,000 for the three months ended November 30, 2013. We are presently working with an independent real estate broker to lease our vacant warehouse space.

Condensed Consolidated Results:

We had net income of $350,000 for the nine months ended November 30, 2013 as compared to $96,000 for the nine months ended November 30, 2012. During the three months ended November 30, 2013, we had net income of $171,000 as compared to $25,000 for the three months ended November 30, 2012.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and, as such, are not subject to material foreign currency exchange rate risk. Although the Company's assets included $2,976,000 in cash, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2013. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 14, 2014

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

