Form 10-K
period 2014-02-28
SONO TEK CORP
filed 2014-05-28
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2014

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

(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes   ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     ☐ Yes   ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

As of August 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $10,246,005 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $.86.

The Registrant had 14,708,518 shares of Common Stock outstanding as of April 29, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1  DESCRIPTION OF BUSINESS

Organization and Business

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity. The principal advantage of these nozzle systems is that they use much less liquid than competitive nozzle systems to attain the required coatings on solar cells, fuel cells, glass, textiles, food and food packaging, circuit boards, medical devices and many other coating applications. This advantage translates into lower costs for materials, less water consumption, less energy required for subsequent drying operations and less release into the environment of spray that would typically bounce back and scatter while using competitive nozzle systems. These factors are increasingly important to customers at a time of rising commodity and energy costs and supply limitations.

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

In addition, our systems are widely used by leading high tech companies and research institutions, as well as by governmental, defense, energy and health agencies around the world.

Markets

Our rapid growth and diversification program over the past several years has positioned us to offer a unique and superior family of customized products to the six major industries we serve. All of these systems are based on our core technology of ultrasonic spray coating. Many of these systems have been commercially proven in 24/7 working schedules, under harsh and challenging industrial manufacturing environments, where they provide value in a continuous and reliable fashion.

1.  Electronics Industry.

We serve this industry primarily in two sectors; Printed Circuit Board (PCB) manufacturing and Semiconductor manufacturing.

We provide manufacturers of PCBs with state-of-the-art solder fluxers. Spray fluxers are used in the manufacturing process of  PCBs to apply flux, which removes oxidation and prepares the PCB for the process of soldering components onto it.

Our ultrasonic spray fluxers reduce the amount of fluxing chemical needed, enhance the quality of the boards, and provide our customers with a better product at reduced costs of operations, when compared with conventional foam fluxers and pressure assisted fluxers.

We are recognized as a standard setter in the industry and our systems are incorporated by various original equipment manufacturers (OEM) in their own manufacturing lines for making electronic printed circuit boards. Some examples of products that we market to the electronics industry include: SonoFlux 2000F, SelectaFlux, SonoFlux EZ and SonoFlux Servo.

Pursuant to an exclusive distribution agreement with EVS International Ltd (“EVS”) for the territories of the United States and Canada, we offer the EVS solder recovery system to our PCB customer base.

We also have a significant established customer base in the semi-conductor industry. The semi-conductor industry utilizes our ultrasonic atomizing nozzles and XYZ coating platforms for the application and deposition of photo-resist onto semiconductor wafers. Certain of our semi-conductor manufacturing industry customers engaged in the production of micro-electro-mechanical systems, “MEMS”, have proven the ability of our technology to apply micron thick coatings to these complex wafers.

2.  Advanced Energy Industry.

Manufacturers of solar cells and fuel cells share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems provide superior surface uniformity and density, which are directly related to enhanced energy efficiency. Our systems also afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples of our products marketed to the advanced energy industry include: ExactaCoat FC & SC, FlexiCoat FC & SC, and SonoFlow Fusion.

3.  Medical Device Industry.

Our ultrasonic coating technology is used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents with precise and uniform micronic layers of polymers and drugs; coating of various implantable devices with lubricous materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries, and the continuing demand for our systems from these customers is indicative of the high quality performance that our systems provide these customers. Some examples of our products marketed to the medical device industry include: MediCoat I; Medicoat II; Medicoat PSI; AccuMist; MicroMist; Balloon Catheter Coater.

4.  Glass Industry.

The manufacture of float glass occurs under extremely harsh conditions of elevated temperatures. Our ultrasonic coating technology provides this manufacturing process with the means to precisely and uniformly apply anti-stain, and other specialty chemical agents, on the hot glass. Our customers benefit from an improved quality product, enhanced productivity and significantly reduced expenditures on annual maintenance, often resulting in a return on investment of less than one year. Based on this equipment’s recent successful performance, our systems are now specified by many global glass manufacturers as their equipment of choice.

The equipment we offer to the glass industry is the WideTrack – wide area modular coating system.

5.  Textiles Industry.

The textiles industry is rapidly expanding to introduce high performance value adding coatings onto fabrics, such as anti-microbial, anti-stain, flame retardant and moisture barriers. The current manufacturing process for applying these expensive coatings has significant waste of material, energy and water. We are working with this industry to incorporate our ultrasonic technology; often in combination with unique pre and post treatments of the coating materials, to reduce the effective material usage by as much as 90%.

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

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The primary customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

2.	SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 18 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. This is an economically priced system which sells effectively in the price competitive Asian market.

3.	SonoFlux Servo – a newer spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the AccuMist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products minimize waste of expensive drug polymer coatings and provide high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We have recently developed additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

5.	WideTrack – Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from six inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

6.	Exactacoat/Flexicoat – We offer a line of robotic XYZ coating equipment for applications involving 3D coatings for fuel cell membranes, solar energy panels and specialty lens products. This equipment is offered in bench-top configurations as our ExactaCoat product and standalone as our FlexiCoat product. These platforms position and move our nozzle systems in a precise three dimensional application pattern. These coaters are extremely efficient especially when combined with our novel ultrasonic syringe pump (patent pending) to agitate and suspend the carbon based suspensions needed in fuel cell applications.

Other Product Offerings – EVS Solder Recovery System

We have an exclusive distribution relationship with EVS to distribute EVS’s line of solder recovery systems and spare parts in the United States and Canada. EVS manufactures the EVS6000, EVS3000 and the EVS1000 solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with our existing customer base for spray fluxer sales in the printed circuit board industry.

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

We own an industrial park in Milton, New York. The park has 50,000 square feet of leasable area and we use more than half the space for manufacturing.

We have a business and quality control system that meets the qualifications of ISO 9001/2008. We were ISO registered in September 1998 and we have been recertified annually since then.

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $885,000 and $894,000 for Fiscal Years 2014 and 2013, respectively, on new engineering and product development. In addition, we added application engineers to our sales organizations, and these engineers work closely with customers and technical staff to develop new applications for our technology and equipment.

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

In recent years we have made significant progress on building our intellectual property portfolio. We have a patent pending covering a new design for our entire line of nozzle systems. We have also applied for patents on the following projects:

•	New air shaping technology.
•	New ultrasonic atomizing nozzle methods for the food industry.
•	New type of ultrasonic syringe pump for fuel cell liquids and other nano particle suspensions.

In addition, the United States Patent and Trademark Office granted us a patent for a process for coating three dimensional substrates with thin organic films and products. This process uses our ultrasonic nozzles to produce micro-droplets in a vacuum chamber, which then produce a smooth, continuous, uniform conformal coating on various surfaces such as cardiovascular stents, diabetes monitors and other implantable medical devices. We also were recently granted a patent for a novel ultrasonic nozzle design based on ceramic materials that can achieve very high frequencies, smaller droplets and higher flow rates.

Marketing and Distribution

Our products are marketed and distributed through independent distributors, sales representatives, or sales representative companies, OEMs, and through an in-house direct sales force. Many of our sales leads are generated from our Internet web site and from attendance at major industry trade shows. In addition we have engaged an external marketing firm to expand awareness of our products in our targeted industries, and make use of the Internet with our web page and other techniques.

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

Significant Customers

We have significant geographic and market diversification. Our largest customer accounted for approximately 10% of our sales for Fiscal Year ended February 28, 2014.

Foreign and Export Sales

During Fiscal Years 2014 and 2013, sales to foreign customers accounted for approximately $6,447,000 and $5,157,000, or 63% and 54% respectively, of total revenues.

Employees

As of February 28, 2014, we employed 54 full-time employees and three part-time employees. We believe that relations with our employees are generally good.

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

ITEM 1A   RISK FACTORS – Not Required for Smaller Reporting Companies.

ITEM 1B   UNRESOLVED STAFF COMMENTS - None.

ITEM 2   DESCRIPTION OF PROPERTIES

We own an industrial park located in Milton, New York. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Approximately 25,000 square feet of the park is leased or available for lease at any given time. The property is subject to a ten year mortgage, of which ten years remain.

Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize a 13,000 square foot building and 10,000 square feet of additional office and storage space in an adjacent building. We also use unleased portions of the remaining space for equipment storage and special product tests. Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, (iv) an area for assembling and testing final products and systems and (v) a receiving and shipping area. We believe our facilities will be adequate for the foreseeable future.

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

	YEAR ENDED		YEAR ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2014		2013
	HIGH	LOW	HIGH	LOW
First Quarter	$.75	$.48	$1.12	$.80
Second Quarter	0.90	0.72	1.17	0.75
Third Quarter	1.09	0.83	0.91	0.50
Fourth Quarter	1.17	0.90	0.74	0.46

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of February 28, 2014, there were 187 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

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

Liquidity and Capital Resources

Working Capital - Our working capital increased $73,000 from a working capital of $4,680,000 at February 28, 2013 to $4,753,000 at February 28, 2014. The increase in working capital is due to: net income of $484,000 and cash proceeds of $1,600,000 from a note payable, offset by cash outflows of $57,000 for patent and other asset costs, $224,000 for the purchase of equipment and furnishings and $2,043,000 for the repayment of notes payable and $65,000 for an increase in the current maturities of our long term debt. In addition, we incurred non-cash expenses for depreciation and amortization expense of $344,000, stock based compensation expense of $18,000 and $15,000 from the write-off of impaired acquisition costs. The Company’s current ratio was 3.6 to 1 at February 28, 2014 as compared to 5.3 to 1 at February 28, 2013.

Our customer deposits on hand increased $294,000 from $69,000 at February 28, 2013 to $363,000 at February 28, 2014.

Stockholders’ Equity - Stockholders' equity increased $503,000 from $5,992,000 at February 28, 2013 to $6,495,000 at February 28, 2014. The increase in stockholders’ equity is the result of the current year’s net income of $484,000 and stock based compensation of $18,000.

Operating Activities – Our operating activities provided $1,668,000 of cash for the year ended February 28, 2014 as compared to providing $611,000 for the year ended February 28, 2013. During the year ended February 28, 2014, we had net income of $484,000, accounts receivable decreased $69,000, inventories decreased $159,000, prepaid expenses and other assets increased $81,000, accounts payable and accrued expenses increased $236,000, customer deposits increased $294,000 and income taxes payable increased $123,000. In addition, we incurred non-cash expenses of $344,000 for depreciation and amortization, $18,000 for stock based compensation expense, $(5,000) for inventory reserve, $12,000 for allowance for accounts receivable and $15,000 for the write-off of impaired assets costs.

Investing Activities - For the year ended February 28, 2014, our investing activities provided $65,000 as compared to using $1,106,000 for the year ended February 28, 2013. In 2014 and 2013, we used $224,000 and $352,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In 2014 and 2013, we used $56,000 and $32,000, respectively, for patent application and other asset costs. In 2014, we had proceeds of $345,000 from the sale of marketable securities as compared to the use of $722,000 for the purchase of marketable securities in 2013

Financing Activities – For the year ended February 28, 2014, we used $443,000 in our financing activities as compared to using $96,000 of cash for the year ended February 28, 2013. We had proceeds of $210 and $25,000 for stock option exercises in 2014 and 2013, respectively. In addition, we made repayments of notes payable of $2,043,000 and $121,000 in 2014 and 2013, respectively. During the year ended February 28, 2014, we had proceeds of a note payable for $1,600,000 for the refinancing of the industrial park in which our operations are located.

Net Increase in Cash – For the year ended February 28, 2014, our cash balance increased by $1,291,000 as compared to a decrease of $591,000 for the year ended February 28, 2013. During the year ended February 28, 2014, our operations provided $1,668,000 of cash, our investing activities provided $65,000 and we used $443,000 in our financing activities.

Net Decrease in Marketable Securities – For the year ended February 28, 2014, our marketable securities decreased to $631,000 from $976,000 at February 28, 2013. The decrease is due to the sale of our marketable securities during the year ended February 28, 2014.

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 28, 2014, we had no outstanding borrowings under the line of credit.

We had outstanding borrowings of $81,000 under the equipment facility at February 28, 2014. The borrowing has a repayment term of 48 months and bears interest at 2.12% per annum.

We had outstanding borrowings under a note payable of $1,589,000 at February 28, 2014. The note is payable over ten years and accrues interest at 4.15%. The note payable is secured by a mortgage on our land and buildings.

Results of Operations

Ultrasonic Spraying – Sales and Gross Profit:

For the year ended February 28, 2014, our sales increased by $712,000 to $10,202,000 as compared to $9,491,000 for the year ended February 28, 2013, an increase of 7.5%. During the year ended February 28, 2014, we experienced an increase in sales of our nozzles and generators, widetrack units, XYZ units, servo units, lead solder recovery systems and spray dryer units. We did, however, see a decrease in sales of our stent coating units and a slight decrease in fluxers and fluxer related equipment.

For the year ended February 28, 2013, we were affected by the slowdown of solar energy projects due to an overcapacity in that industry, combined with a decrease in government incentives. This market remained slow in the year ended February 2014.

For the year ended February 28, 2014, sales to customers located in European countries increased by $597,000 or 47%, sales to customers located in Asian countries decreased by $74,000 or 2% and sales to other non-based US customers increased $270,000 or 54%. Sales to U.S. based customers decreased by $78,000 or 2%.

Our gross profit increased $201,000, to $4,733,000 for the year ended February 28, 2014 from $4,532,000 for the year ended February 28, 2013. Our gross profit margin percentage was 46% for the year ended February 28, 2014 compared to 48% for the year ended February 28, 2013. The decrease in the current year’s gross profit margin is primarily due to a decrease in sales of our stent coating units.

Research and Product Development:

Research and product development costs decreased $9,000 to $885,000 for the year ended February 28, 2014 as compared to $894,000 for the year ended February 28, 2013. For the year ended February 28, 2014 we experienced decreases in engineering salaries, insurance and engineering materials.

During the year ended February 28, 2014, we expended approximately $552,000 for engineering personnel as compared to $572,000 for the year ended February 28, 2013. During the year ended February 28, 2014, we expended approximately $118,000 for additional research, materials and product development as compared to $128,000 for the year ended February 28, 2013. During the year ended February 28, 2014 we expended approximately $39,000 for insurance as compared to $47,000 for the year ended February 28, 2013. The decrease in the above costs was offset by an increase in depreciation expense. During the year ended February 28, 2014, depreciation expense was $89,000 as compared to $64,000 for the year ended February 28, 2013.

Marketing and Selling:

Marketing and selling costs decreased $257,000 to $1,958,000 for the year ended February 28, 2014 as compared to $2,215,000 for the year ended February 28, 2013. For the year ended February 28, 2014, we experienced decreases in international commission expense, travel and entertainment expense, advertising and trade show expenses and depreciation expense.

During the year ended February 28, 2014, we expended approximately $384,000 for commissions as compared to $652,000 for the year ended February 28, 2013, a decrease of $268,000. During the current year, our sales include four large orders that were shipped to Asia. Our international commission expense decreased because these Asian sales originated in house by our internal sales staff and, as such, no external commissions were incurred.

During the year ended February 28, 2014, we expended approximately $121,000 for travel and entertainment as compared to $139,000 for the year ended February 28, 2013, a decrease of $18,000. During the year ended February 28, 2014, we expended approximately $175,000 for advertising and trade show expenses as compared to $219,000 for the year ended February 28, 2013, a decrease of $44,000. During February 28, 2014, depreciation expense was $105,000 as compared to $126,000 for the year ended February 28, 2013. The decrease in the above costs was offset by an increase in salary expenses. During February 28, 2014, salary expenses were $1,044,000 as compared to $960,000 for the year ended February 28, 2013, an increase of $84,000.

General and Administrative:

General and administrative costs decreased $137,000 to $1,017,000 for the year ended February 28, 2014 as compared to $1,154,000, for the year ended February 28, 2013. For the year ended February 28, 2014, we experienced decreases in salary expense, stock based compensation expense, corporate expenses and outside consulting fees related to the consideration of strategic and enhanced growth opportunities.

During the year ended February 28, 2014, we expended approximately $608,000 for salaries as compared to $675,000 for the year ended February 28, 2013, a decrease of $67,000. During the year ended February 28, 2014, we expended $124,000 for corporate and consulting expenses as compared to $179,000 for the year ended February 28, 2013, a decrease of $55,000. Stock based compensation expense was $18,000 for the year ended February 28, 2014 as compared to $27,000 for the year ended February 28, 2013, a decrease of $9,000.

Rental Real Estate Operations:

Real estate operations expense are expenses for the operations of the Sono-Tek Industrial Park. All inter-company revenue is eliminated in consolidation. For the fiscal years ended 2014 and 2013, the results of our rental real estate operations are as follows:

	Fiscal Year Ended
	February 28, 2014	February 28, 2013
Rental Income	$76,665	$51,790

Depreciation	60,118	59,241
Insurance	9,000	9,000
Utilities and Landscaping	12,305	6,012
Property taxes	44,115	40,979
Repairs & Maintenance	5,062	—
Snow Removal	6,163	3,089
Miscellaneous	3,009	238
Impaired Acquisition Costs	15,020	—
Total Rental Expense	$154,792	$118,559

Loss before Interest	(78,127)	(66,769)

Interest expense	107,740	110,385

Net Loss	$(185,867)	$(177,154)

Rental income for the industrial park increased $25,000 from $52,000 for the year ended February 28, 2013 to $77,000 for the year ended February 28, 2014. The increase in rental income is a result of leasing 10,000 square feet of the park to a new tenant. The lease is for a five year period and began in April 2013. In May 2014, we signed a two year lease with a new tenant for 4,000 square feet.

Rental expenses for the industrial park increased $36,000 from $119,000 for the year ended February 28, 2013 to $155,000 for the year ended February 28, 2014. During the year ended February 28, 2014, utilities and landscaping increased $6,000 and snow removal increased $3,000. These increases are due to the harsh winter we experienced in the north east and utility rate increases. Property taxes increased $3,000, repairs and maintenance increased $5,000 and miscellaneous expenses increased $3,000.

In addition to the increase in operating expenses, we had a $15,000 expense due to the write-off of impaired asset costs which were related to the original financing we obtained when we purchased the industrial park. The costs were considered to be impaired as a result of the refinancing of the industrial park that took place in December 2013.

For the years ended February 28, 2014 and 2013, net cash outflows related to the industrial park were $208,000 and $181,000, respectively. These cash outflows are net of rental income and depreciation expense and include the principal payments on the industrial park’s mortgage and additional capitalized costs related to the refinancing of the parks mortgage. Prior to purchasing the industrial park in December 2010, we had rental expense of approximately $142,000. If we are able to lease additional vacant space, it will provide a positive cash flow for the park when compared to our prior rental payments.

Interest Income, Interest Expense and Income Taxes:

Interest income increased to $7,000 for the year ended February 28, 2014 when compared to $5,000 for the year ended February 28, 2013. Our present investment policy is to invest excess cash in highly liquid mutual funds. Our holdings are rated at or above investment grade.

Interest expense decreased to $110,000 for the year ended February 28, 2014 as compared to $114,000 for the year ended February 28, 2013.

We recorded income tax expense of $130,000 for the year ended February 28, 2014 as compared to a benefit of $74,000 for the year ended February 28, 2013. As of February 28, 2014, we have no net operating loss deductions available to carryforward. The details of the current year’s tax benefit are explained in Note 12 in our financial statements.

For the year ended February 28, 2014, we had net income of $484,000 as compared to $132,000 for the year ended February 28, 2013. The increase in our net income is due to an increase in our sales volume combined with a decrease in our operating expenses.

For the years ended February 28, 2014 and 2013, we do not believe that our sales revenue or net income has been adversely affected by the impact of inflation or changing prices.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2014.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2014, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Our financial statements are presented on pages 32 to 48 of this Report.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE – None.

ITEM 9A   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2014. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B   OTHER INFORMATION - None.

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)  Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	73	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	77	Director*
R. Stephen Harshbarger	46	President and Director
Eric Haskell, CPA	67	Director*
Donald F. Mowbray	76	Director
Joseph Riemer	65	Vice President and Director
Samuel Schwartz	94	Chairman Emeritus and Director
Philip A. Strasburg, CPA	75	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2014. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2015, and in each case until their respective successors are duly elected and qualified.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)  Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	51	Chief Financial Officer
Christopher L. Coccio	73	Chief Executive Officer, Chairman and a Director
Robb W. Engle	43	Vice President
R. Stephen Harshbarger	46	President and Director
Joseph Riemer	65	Vice President and Director

The foregoing officers are appointed for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley is President of the Board of Education for the New Paltz Central School District and Chairman of the Audit and Finance Committee for the District.

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

R. STEPHEN HARSHBARGER joined Sono-Tek in 1993. He was appointed President of the Company in 2012. As President, he directs our Sales, Marketing, Engineering, Service, and Manufacturing Operations. Prior to assuming his present position, Mr. Harshbarger served as Sales Engineer, World Wide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE) and Executive Vice President. In his years managing the sales organization, he established a worldwide distribution and representative network in more than 40 countries consisting of more than 300 persons, with revenue growth of greater than 300% . He has over 18 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Manager for Plasmaco Inc., a world leader in the development of flat panel displays. In that position, he established their distribution network, participated in venture capital funding, and introduced the first flat panel technology to Wall Street trading floors.  He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

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

Key attributes, Experience and Skills: Mr. Haskell’s training and extensive experience in financial management at both public and private companies provide the Board with valuable insights. Mr. Haskell’s significant experience in acquisitions and divestitures and investor relations bring strategic judgment and experience to the Board. Mr. Haskell’s strong operational and business background complement his accounting and finance experience and are valuable resources to the Board as it exercises its oversight duties and support of the Company’s growth strategies.

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2014, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

ITEM 11   EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2014 and February 28, 2013 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2014	188,942	24,000	0	42,213	3,970	259,125
CEO, Chairman and Director	2013	205,394	7,000	0	49,248	3,240	264,882

R. Stephen Harshbarger	2014	203,653	0	0	13,441	4,073	221,167
President	2013	204,263	0	0	5,591	4,085	213,939

Stephen J. Bagley	2014	140,500	12,000	0	8,217	2,810	163,527
Chief Financial Officer	2013	138,728	0	0	8,854	2,815	150,397

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During the year ended February 28, 2014, Dr. Coccio was compensated at a rate of $225,000 per annum.

During the year ended February 28, 2014, Mr. Harshbarger was compensated at a rate of $200,000 per annum.

During the year ended February 28, 2014, Mr. Bagley was compensated at a rate of $140,000 per annum.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	102,314	162,298[1]	0.61	11/08/2022

R. Stephen Harshbarger	-	30,834[2]	0.61	11/08/2022
	-	36,000[3]	1.05	02/20/2024

Stephen J. Bagley	-	16,286[4]	0.61	11/08/2022
	-	5,500[5]	0.48	01/24/2023

1162,298 options will vest on November 8, 2014.

220,834 options will vest on November 8, 2014 and 10,000 options will vest on November 8, 2015.

316,200 options will vest on 02/20/2015, 12,600 options will vest on 02/20/2016 and 7,200 options will vest on 02/20/2017.

416,286 options will vest on November 8, 2014.

53,500 options will vest January 24, 2015 and 2,000 options will vest January 24, 2016.

Estimated Payments and Benefits Upon Termination or Change in Control

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer and Christopher L. Coccio, Chief Executive Officer. The Company also entered into an Executive Agreement with R. Stephen Harshbarger, President, on March 5, 2008, which was subsequently amended on March 8, 2012. In the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the Executive Agreements provide for severance payments to each officer equal to one year of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $146,000, Christopher L. Coccio $214,000 and R. Stephen Harshbarger $208,000.

Compensation of Directors

Each non-employee director receives $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2014, director compensation was as follows:

2014 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	4,000	-	3,382	-	-	-	7,382
Eric Haskell	3,000	-	2,254	-	-	-	5,254
Donald F. Mowbray	4,000	-	2,259	-	-	-	6,259
Samuel Schwartz	4,000	-	3,382	-	-	-	7,382
Philip Strasburg	3,000	-	4,504	-	-	-	7,504

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of April 29, 2014 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
Name (and address if more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Stephen J. Bagley	15,658	**
*Christopher L. Coccio	664,781[1]	4.55%
*Edward J. Handler	117,308[2]	**
*R. Stephen Harshbarger	53,335	**
*Eric Haskell	13,200 [3]	**
*Donald F. Mowbray	58,200[3]	**
*Joseph Riemer	243,433[4]	1.68%
*Samuel Schwartz	1,534,947[5]	10.57%
*Philip A. Strasburg	71,400[6]	**

All Executive Officers and Directors as a Group	2,812,762[7]	19.07%

Additional 5% owners
Herbert Spiegel	756,931	5.22%
425 East 58th Street
New York, NY 10022

Norwood Venture Corporation	1,084,672	7.48%
65 Norwood Avenue
Montclair, NJ 07043

The above ownership percentages are based on 14,508,507 shares outstanding as of April 29, 2014.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,000 shares in the name of Dr. Coccio’s wife and 102,314 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Includes 61,579 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 19,800 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Includes 13,200 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Includes 4,500 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 19,800 options currently exercisable issued under the Company’s Stock Incentive Plans.

6 Includes 10,000 shares in the name of Mr. Strasburg’s wife and 26,400 options currently exercisable issued under the Company’s Stock Incentive Plans.

7 The group total includes 238,214 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total includes 1,500 shares and 39,000 exercisable options held by Robb Engle .

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	135,500	$1.06	2,364,500
2003 Stock Incentive Plan	811,073	$0.71	-

Total	946,573		2,364,500

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2014, there were 135,500 options outstanding under the 2013 plan.

Under the 2013 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminating at a stipulated period of time after an employee's termination of employment.

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2014, there were 811,073 options outstanding under the 2003 Plan, under which no additional options may be granted.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons – None

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

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended February 28, 2014, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors. These fees included audit and review services.

For the fiscal year ended February 28, 2013, the Company paid or accrued fees of approximately $46,000 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For the year fiscal year ended February 28, 2014, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors.

For the year fiscal year ended February 28, 2013, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by our principal accountants in 2014 and 2013.

PART IV

ITEM 15  EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[1]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [2]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [2]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [3]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [3]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [3]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [4]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h) [6]	Purchase Money Mortgage dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(i)[6]	Contract of Sale dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(j)[6]	Purchase Money Note dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(k)[7]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(l)[7]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(m)[8]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(n)[9]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (o)[9]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[9]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(q)[9]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(r)[9]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
14[10]	Code of Ethics.
21[9]	Subsidiaries of Issuer.
23.1[9]	Consent of Liggett, Vogt & Webb, P.A.
31.1[9]	Rule 13a-14/15d – 14(a) Certification.
31.2[9]	Rule 13a-14/15d – 14(a) Certification.
32.1[9]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[9]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[9]	XBRL Instance Document.
101.SCH[9]	XBRL Taxonomy Extension Schema Document
101.CAL[9]	XBRL Taxonomy Calculation Linkbase Document
101.DEF[9]	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB[9]	XBRL Extension Label Linkbase Document
101.PRE[9]	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[3]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended November 30, 2010.
[7]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[8]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[9]	Filed herewith.
[10]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2014 and FEBRUARY 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2014 and February 28, 2013

Consolidated Statements of Operations

For the Years Ended February 28, 2014 and February 28, 2013

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2014 and February 28, 2013

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2014 and February 28, 2013

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sono-Tek Corporation

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 28, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2014 and 2013, and the results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

May 23, 2014

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$3,232,021	$1,940,906
Marketable securities	630,794	975,910
Accounts receivable (less allowance of $32,000 and $20,000, respectively)	860,296	941,032
Inventories, net	1,674,815	1,829,171
Prepaid expenses and other current assets	160,373	79,605
Total current assets	6,558,299	5,766,624

Land	250,000	250,000
Buildings, net	2,071,875	2,128,125
Equipment, furnishings and leasehold improvements, net	637,138	689,151
Intangible assets, net	171,828	142,523
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$9,779,161	$9,066,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$556,194	$408,738
Accrued expenses	565,121	477,027
Customer deposits	362,846	68,846
Current maturities of long term debt	191,466	125,999
Income taxes payable	129,398	6,331

Total current liabilities	1,805,025	1,086,941

Long term debt, less current maturities	1,479,058	1,987,236

Total Liabilities	3,284,083	3,074,177

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,708,518 and 14,503,010 issued and outstanding, respectively	147,085	145,030
Additional paid-in capital	8,725,883	8,709,601
Accumulated deficit	(2,377,890)	(2,862,364)

Total stockholders’ equity	6,495,078	5,992,267

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,779,161	$9,066,444

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	February 28,
	2014	2013

Net Sales	$10,278,938	$9,542,354
Cost of Goods Sold	5,545,471	5,010,093
Gross Profit	4,733,467	4,532,261

Operating Expenses
Research and product development	885,101	894,481
Marketing and selling	1,957,960	2,214,750
General and administrative	1,017,043	1,153,862
Real estate operations expense	154,792	118,559
Total Operating Expenses	4,014,896	4,381,652

Operating Income	718,571	150,609

Other Income (Expense):
Interest Expense	(110,151)	(113,931)
Interest Income	6,544	5,166
Other Income	—	16,001
Income before Income Taxes	614,964	57,845

Income Tax Expense (Benefit)	130,490	(74,406)

Net Income	$484,474	$132,251

Basic Earnings Per Share	$.03	$.01

Diluted Earnings Per Share	$.03	$.01

Weighted Average Shares – Basic	14,541,869	14,484,200

Weighted Average Shares – Diluted	14,580,165	14,484,200

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2014 AND 2013

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 29, 2012	14,455,444	$144,553	$8,657,629	$(2,994,615)	$5,807,567
Exercise of stock options	47,566	477	24,869	—	25,346
Stock based compensation expense	—	—	27,103	—	27,103
Net Income	—	—	—	132,251	132,251
Balance – February 28, 2013	14,503,010	145,030	8,709,601	(2,862,364)	5,992,267
Exercise of stock options	205,508	2,055	(1,845)	—	210
Stock based compensation expense	—	—	18,127	—	18,127
Net Income	—	—	—	484,474	484,474
Balance – February 28, 2014	14,708,518	$147,085	$8,725,883	$(2,377,890)	$6,495,078

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$484,474	$132,251
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	343,869	349,937
Stock based compensation expense	18,127	27,103
Inventory Reserve	(5,346)	6,554
Allowance for doubtful accounts	12,000	—
Write off of impaired acquisition costs	15,020	—
(Increase) Decrease in:
Accounts receivable	68,736	(181,426)
Inventories	159,702	723,401
Prepaid expenses and other assets	(80,768)	32,787
Deferred tax asset	—	(3,854)
(Decrease) Increase in:
Accounts payable and accrued expenses	235,550	(196,946)
Customer deposits	294,000	(247,400)
Income taxes payable	123,067	(30,919)
Net Cash Provided by Operating Activities	1,668,431	611,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(224,354)	(352,212)
Sale (Purchase) of marketable securities	345,116	(721,923)
Patent application and other asset costs	(55,577)	(32,218)
Net Cash Provided by (Used In) Investing Activities	65,185	(1,106,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	210	25,346
Proceeds from note payable – Bank	1,600,000	—
Repayment of long term debt	(2,042,711)	(121,264)
Net Cash (Used In) Financing Activities	(442,501)	(95,918)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,291,115	(590,783)

CASH AND CASH EQUIVALENTS:
Beginning of year	1,940,906	2,531,689
End of year	$3,232,021	$1,940,906

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2014 AND 2013

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

Supplemental Cash Flow Disclosure -

	Years Ended
	February 28,	February 28,
	2014	2013
Interest paid	$110,151	$113,931
Income taxes paid	$2,485	$38,848

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 28, 2014 and 2013 was $12,000 and $9,620, respectively.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $105,585 and $95,634 at February 28, 2014 and 2013, respectively. Annual amortization expense of such intangible assets is expected to be $9,600 per year for the next five years.

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

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2014 and 2013 was $234,798 and $218,279, respectively.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 10% of sales during the year ended February 28, 2014. Three customers accounted for 27% of the outstanding accounts receivables at February 28, 2014.

Fair Value of Financial Instruments - The Company follows the guidance in the “Fair Value Measurements and Disclosure Topic” of the Accounting Standards Codification for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the guidance requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Quoted prices in active markets.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at February 28, 2014 and 2013, respectively:

	Quoted Prices in Active Markets (Level 1)
	February 28, 2014	February 28, 2013

Marketable Securities	$630,794	$975,910

Marketable Securities include mutual funds of $630,794, that are considered to be highly liquid and easily tradeable as of February 28, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

New Accounting Pronouncements- All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements once effective are not expected to have an impact on the Company.

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

All inter-company transactions are eliminated in consolidation. For the twelve months ended February 28, 2014 and 2013, segment information is as follows:

	Twelve Months Ended February 28, 2014				Twelve Months Ended February 28, 2013
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$10,202,273	$217,453	$140,788	$10,278,938	$9,490,564	$187,531	$135,741	$9,542,354
Rental Expense	$140,788	$154,792	$(140,788)	$154,792	$135,741	$118,559	$(135,741)	$118,559
Interest Expense	$2,411	$107,740		$110,151	$3,546	$110,385		$113,931
Net Income (Loss)	$529,553	$(45,079)		$484,474	$173,664	$(41,413)		$132,251
Assets	$7,268,871	$2,510,290		$9,779,161	$6,574,429	$2,492,015		$9,066,444
Debt	$81,165	$1,589,360		$1,670,525	$140,619	$1,972,616		$2,113,235

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	2014	2013
Expected life	8 years	3 - 8 years
Risk free interest rate	.7%	.35% - .37%
Expected volatility	53.92%	88.5%
Expected dividend yield	0%	0%

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

For the years ended February 28, 2014 and February 28, 2013, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $18,127 and $27,103 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28,
	2014	2013
Raw Materials	$1,022,496	$1,073,492
Work-in-process	402,377	385,092
Consignment	25,639	9,728
Finished Goods	419,396	561,298
Totals	1,869,908	2,029,610
Less: Allowance	(195,093)	(200,439)
Total Inventories	$1,674,815	$1,829,171

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,
	2014	2013
Buildings	$2,250,000	$2,250,000
Laboratory equipment	708,899	651,562
Machinery and equipment	646,983	639,102
Leasehold improvements	228,860	207,979
Tradeshow and demonstration equipment	999,758	908,819
Furniture and fixtures	674,489	654,151
Totals	5,508,988	5,311,613
Less: accumulated depreciation	(2,799,975)	(2,494,337)
	$2,709,013	$2,817,276

Depreciation expense for the years ended February 28, 2014 and 2013 was $332,617 and $339,318, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,
	2014	2013
Accrued compensation	$201,676	$121,275
Estimated warranty costs	30,900	27,750
Accrued commissions	156,964	232,920
Professional fees	44,692	33,000
Other accrued expenses	130,889	62,082
	$565,121	$477,027

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at February 28, 2014. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of February 28, 2014, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,	February 28,
	2014	2013

Note payable, individual, collateralized by land and buildings, payable in monthly installments of principal and interest of $14,446 through January 2031. Interest rate 5.5%. 20 year term.	$0	$1,972,617

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	81,164	140,618

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,589,360	0

Total long term debt	1,670,524	2,113,235
Due within one year	191,466	125,999
Due after one year	$1,479,058	$1,987,236

Long-term debt is payable as follows:

Fiscal Year ending February 28,

2015	191,466
2016	158,014
2017	143,388
2018	149,698
2019	156,119
Thereafter	871,839

NOTE 10: BANK GUARANTEES

As of February 28, 2014, $26,729 of the Company’s cash on deposit with a foreign bank was being utilized to collateralize guarantees issued by the bank in favor of international customers of the Company to secure their cash deposits on orders that have been remitted to the Company. The customers may exercise the guarantees, subject to certain performance requirements being met by the Company. The guarantees expire at various dates in 2014.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company does not have any material commitments or contingencies as of February 28, 2014.

NOTE 12: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 34% to pre-tax income as follows:

	February 28, 2014	February 28, 2013
Expected federal income tax	$208,088	$47,155
State tax, net of federal	12,100	6,736
Permanent timing difference	(6,771)	19,409
State tax credits	—	(76,137)
Utilization of net operating loss carryforwards and research and development tax credits	(82,927)	(71,569)
Income tax (benefit)	$130,490	$(74,406)

Current federal and state income taxes	$130,490	$5,585
Recognition of deferred tax assets	—	(3,854)
State tax credits	—	(76,137)
Income tax (benefit)	$130,490	$(74,406)

The net deferred tax asset is comprised of the following:

	February 28,	February 28,
	2014	2013
Inventory	$103,000	$129,000
Allowance for accounts receivable	13,000	8,000
Accrued expenses and other	59,000	111,000
Research tax credits	117,000	100,000
Deferred tax asset	292,000	348,000
Deferred tax liability	(202,000)	(258,000)
Net deferred tax asset	$90,000	$90,000

At February 28, 2014 and 2013, the Company had no net operating loss carryforwards remaining but has $117,000 and $100,000 of research and development tax credits, respectively, being carried forward.

NOTE 13: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2014, there were 135,500 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2014, there were 811,073 options outstanding under the 2003 Plan, under which no additional options may be granted.

Under the 2013 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three year period during the term of the option, and terminating at a stipulated period of time after an employee's termination of employment.

During Fiscal Year 2014, the Company granted options for 135,500 shares exercisable at prices from $1.05 to $1.20 to employees of the Company.

On November 8, 2012, the Company granted 840,718 options to officers, and one person who became an officer subsequent to that date, and 140,000 options to directors, at an exercise price of $0.61. These options vest as follows: 33.33% on the date of grant, 33.33% one year from the date of grant and 33.33% two years from the date of grant. The options expire ten years from the date of grant. In exchange for the newly issued options, the officers and directors surrendered their outstanding options and these were cancelled. The surrendered options were set to expire at various dates from 2014 to 2021 and had an average strike price of $0.95.

During Fiscal Year 2013, the Company also granted options for 115,000 shares exercisable at prices from $.48 to $.61 to officers of the Company and options for 10,000 shares exercisable at $.48 to an employee of the Company.

A summary of the activity of both plans for the years ended February 28, 2014 and 2013 is as follows:

			Weighted Average
	Stock Options		Exercise Price		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance – February 29, 2012	1,318,460	1,204,660	1.10	1.11	.36
Granted	1,105,718.60
Exercised	(47,566)		(.79)
Cancelled	(1,053,894)		(.93)
Balance – February 28, 2013	1,322,718	549,425	$.67	$.77	$.39
Granted	135,500		1.06
Exercised	(501,645)		(.60)
Cancelled	(10,000)		(1.11)
Balance – February 28, 2014	946,573	435,714	$.76	$.82	$.41

The intrinsic value of the Company’s options exercised during the years ended February 28, 2014 and 2013 was $157,427 and $4,891, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2014:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	135,500	$ 1.06	$ .50
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2014 and 2013 was $369,659 and $459,966, respectively.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2014:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.42 to $.50	63,500	7.74	$ .47	36,000
$.51 to $1.00	630,573	8.3	$ .63	275,214
$1.01 to $1.95	252,500	6.05	$1.16	124,500
	946,573			435,714

NOTE 14: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28,	February 28,
	2014	2013
Numerator for basic and diluted
Earnings per share	$484,474	$132,251

Denominator:
Denominator for basic earnings per share-weighted average shares	14,541,869	14,484,200
Effects of dilutive securities:
Stock options for employees, directors and outside consultants	38,296	—
Denominator for diluted earnings per share	14,580,165	14,484,200

Basic Earnings Per Share	$.03	$.01

Diluted Earnings Per Share	$.03	$.01

NOTE 15:   SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,	February 28,
	2014	2013
Western Europe	$1,817,000	$1,261,000
Far East	3,328,000	3,399,000
Other	1,302,000	497,000
	$6,447,000	$5,157,000

During Fiscal Years 2014 and 2013, sales to foreign customers accounted for approximately $6,447,000 and $5,157,000, or 63% and 54% respectively, of total revenues.

One customer accounted for 10% of the Company’s sales for Fiscal Year ended February 28, 2014.

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2014

Sono-Tek Corporation

(Registrant)

By:      /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 28, 2014	/s/ Samuel Schwartz	May 28, 2014
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 28, 2014	/s/ Dr. Joseph Riemer	May 28, 2014
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Vice President and Director

/s/ Edward J. Handler, III	May 28, 2014	/s/ Philip A. Strasburg	May 28, 2014
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 28, 2014	/s/ Dr. Donald F. Mowbray	May 28, 2014
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director

/s/ Eric Haskell	May 28, 2014
Eric Haskell
Director

