Form 10-Q
period 2014-05-31
SONO TEK CORP
filed 2014-07-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐    Smaller reporting company ☒

Non Accelerated Filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	July 10, 2014
Common Stock, par value $.01 per share	14,711,696

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – May 31, 2014 (Unaudited) and February 28, 2014	1

Condensed Consolidated Statements of Income – Three Months Ended May 31, 2014 and 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Three Months Ended May 31, 2014 and 2013 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19 - 22

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,
	2014	February 28,
	(Unaudited)	2014
ASSETS

Current Assets:
Cash and cash equivalents	$ 2 ,209,398	$3,232,021
Marketable securities	1,136,697	630,794
Accounts receivable (less allowance of $35,000 and $32,000 at May 31 and February 28, respectively)	877,896	860,296
Inventories, net	1,791,384	1,674,815
Prepaid expenses and other current assets	114,887	160,373
Total current assets	6,130,262	6,558,299

Land	250,000	250,000
Buildings, net	2,057,183	2,071,875
Equipment, furnishings and building improvements, net	652,003	637,138
Intangible assets, net	186,603	171,828
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$9,366,072	$9,779,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$471,373	$556,194
Accrued expenses	545,775	565,121
Customer deposits	133,689	362,846
Current portion of long term debt	194,451	191,466
Income taxes payable	17,469	129,398
Total current liabilities	1,362,757	1,805,025

Long term debt, less current maturities	1,428,115	1,479,058
Total liabilities	2,790,872	3,284,083

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,711,696 and 14,708,518 shares issued and outstanding, respectively	147,117	147,085
Additional paid-in capital	8,739,331	8,725,883
Accumulated deficit	(2,311,248)	(2,377,890)
Total stockholders’ equity	6,575,200	6,495,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,366,072	$9,779,161

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2014	2013

Net Sales	$2,420,699	$2,374,394
Cost of Goods Sold	1,272,733	1,232,979
Gross Profit	1,147,966	1,141,415

Operating Expenses
Research and product development costs	235,848	225,594
Marketing and selling expenses	543,847	489,010
General and administrative costs	241,585	269,090
Rental operations expense	39,159	34,482
Total Operating Expenses	1,060,439	1,018,176

Operating Income	87,527	123,239

Interest Expense	(16,035)	(27,775)
Other (expense) income	10,299	(1,528)

Income Before Income Taxes	81,791	93,936

Income Tax Expense	15,149	20,188

Net Income	$66,642	$73,748

Basic Earnings Per Share	$0.00	$0.01

Diluted Earnings Per Share	$0.00	$0.01

Weighted Average Shares - Basic	14,709,773	14,503,010

Weighted Average Shares - Diluted	14,836,943	14,559,441

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$66,642	$73,748

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	93,283	82,923
Stock based compensation expense	13,480	4,410
Allowance for doubtful accounts	3,000	3,000
Inventory reserve	30,000	13,343
Decrease (Increase) in:
Accounts receivable	(20,600)	78,417
Inventories	(146,568)	112,707
Prepaid expenses and other current assets	45,486	2,446
(Decrease) Increase in:
Accounts payable and accrued expenses	(104,167)	36,620
Customer Deposits	(229,157)	129,376
Income taxes payable	(111,929)	20,188
Net Cash Provided by (Used In) Operating Activities	(360,530)	557,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	(17,550)	(7,782)
Purchase of equipment and furnishings	(90,682)	(18,698)
Sale (Purchase) of marketable securities	(505,903)	2,510
Net Cash (Used In) Investing Activities	(614,135)	(23,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(47,958)	(31,049)
Net Cash (Used In) Financing Activities	(47,958)	(31,049)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,022,623)	502,159

CASH AND CASH EQUIVALENTS
Beginning of period	3,232,021	1,940,906
End of period	$2,209,398	$2,443,065

SUPPLEMENTAL DISCLOSURE:
Interest paid	$16,035	$27,775
Taxes Paid	$127,046	$0

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2014 and 2013

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2014 and February 28, 2014:

Quoted Prices in Active Markets
(Level 1)
	May 31, 2014	February 28, 2014

Marketable Securities	$ 1,136,697	$ 630,794

Marketable Securities include mutual funds of $1,136,697, which are considered to be highly liquid and easily tradable as of May 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2014, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $108,359 and $105,585 at May 31, 2014 and February 28, 2014, respectively. Annual amortization expense of such intangible assets is expected to be $12,000 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2014	2014

Finished goods	$374,459	$445,035
Work in process	603,054	402,377
Raw materials and subassemblies	1,038,964	1,022,496
Total	2,016,477	1,869,908
Less: Allowance	(225,093)	(195,093)
Net inventories	$1,791,384	$1,674,815

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2014, there were 135,500 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of May 31, 2014, there were 805,573 options outstanding under the 2003 Plan, under which no additional options may be granted.

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2014 no options were issued.

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

For the three months ended May 31, 2014 and 2013, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $13,480 and $4,410 in additional compensation expense during the three months ended May 31, 2014 and 2013, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2014 and 2013, are calculated as follows:

	Three Months Ended May 31,
	2014	2013

Denominator for basic earnings per share	14,709,773	14,503,010

Dilutive effect of stock options	127,170	56,431

Denominator for diluted earnings per share	14,836,943	14,559,441

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2014	2014

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	$66,063	$81,164

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,556,503	1,589,360

Total long term debt	1,622,566	1,670,524
Due within one year	194,451	191,466
Due after one year	$1,428,115	$1,479,058

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at May 31, 2014. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2014, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the three months ended May 31, 2014 and 2013, segment information is as follows:

	Three Months Ended May 31, 2014				Three Months Ended May 31, 2013
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$2,401,949	$67,824	$49,074	$2,420,699	$2,353,979	$54,350	$33,935	$2,374,394
Rental Expense	$49,074	$39,159	$(49,074)	$39,159	$33,935	$34,482	$(33,935)	$34,482
Interest Expense	$394	$16,035		$16,429	$726	$27,049		$27,775
Net Income (Loss)	$54,012	$12,630		$66,642	$80,928	$(7,180)		$73,748
Assets	$6,876,160	$2,489,912		$9,366,072	$6,821,131	$2,478,605		$9,299,736
Debt	$66,091	$1,556,475		$1,622,566	$125,858	$1,956,328		$2,082,186

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

Market Diversity

During the past four years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which we sell our products.

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

The new products which were introduced, the new markets that were penetrated, and the regions in which we sell our products, are a strong foundation for our future sales growth and enhanced profitability.

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

Our ultrasonic spray fluxers reduce the amount of fluxing chemical needed, enhance the quality of the boards and provide our customers with a better product at reduced costs of operations, when compared with conventional foam fluxers and pressure assisted fluxers.

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

Rental Real Estate Operations

In December 2010, we purchased the industrial park where our facilities are located in Milton, NY. The park is an improved 3.13 acre parcel of land comprised of five buildings of office/industrial space, with 50,000 square feet of gross leasable floor area. We currently utilize 29,000 square feet of the park for our operations. We presently lease 21,000 square feet of the park to unrelated third parties.

For financial reporting purposes, we report the results of the park as rental real estate operations.

Liquidity and Capital Resources

Working Capital – Our working capital increased $14,000 from a working capital of $4,753,000 at February 28, 2014 to $4,767,000 at May 31, 2014. The increase in working capital is due to the current period’s net income of $67,000, offset by cash outflows of $17,000 for patent application costs, $91,000 for the purchase of equipment and furnishings, $48,000 for the repayments of notes payable and $3,000 for investment expenses. In addition, we incurred non-cash expenses for depreciation and amortization of $93,000 and stock based compensation expense of $13,000. The Company’s current ratio is 4.5 to 1 at May 31, 2014 as compared to 3.6 to 1 at February 28, 2014.

Our customer deposits on hand decreased $229,000 from $363,000 at February 28, 2014 to $134,000 at May 31, 2014. The decrease in customer deposits is due to sales that were completed and shipped during the quarter ended May 31, 2014. The amount of our customer deposits will vary from quarter to quarter. The amount depends upon a number of factors which include: the timing of the sales, customer requested delivery dates and the customer’s preferred payment option.

Stockholders’ Equity – Stockholder’s Equity increased $80,000 from $6,495,000 at February 28, 2014 to $6,575,000 at May 31, 2014. The increase is a result of net income of $67,000 and stock based compensation expense of $13,000.

Operating Activities – Our operating activities used $361,000 of cash for the three months ended May 31, 2014 as compared to providing $557,000 for the three months ended May 31, 2013. During the three months ended May 31, 2014, the current period net income is $67,000, accounts receivable increased $20,000, inventories increased $147,000, prepaid expenses decreased $45,000, accounts payable and accrued expenses decreased $104,000, customer deposits decreased $229,000 and income taxes payable decreased $112,000 compared to the prior year’s period. In addition, in the current period we incurred non-cash expenses of $93,000 for depreciation and amortization, $13,000 for stock based compensation expense, $3,000 for bad debt expense and $30,000 for our inventory reserve.

Investing Activities – Our investing activities used $614,000 of cash for the three months ended May 31, 2014 as compared to using $24,000 for the three months ended May 31, 2013. We used $91,000 for the purchase of capital equipment, $18,000 for patent application costs and $506,000 for the purchase of marketable securities.

Financing Activities – For the three months ended May 31, 2014, we used $48,000 for the repayment of our notes payable compared to $31,000 for the prior year period.

Net Decrease in Cash – For the three months ended May 31, 2014, our cash balance decreased by $1,023,000 as compared to an increase of $502,000 for the three months ended May 31, 2013. During the three months ended May 31, 2014, our operations used $361,000 of cash, we used $614,000 in investing activities and we used $48,000 in our financing activities.

Results of Operations

Ultrasonic Spraying Systems Segment:

For the three months ended May 31, 2014, our sales increased $48,000 to $2,402,000 as compared to $2,354,000 for the three months ended May 31, 2013. During the three month period ended May 31, 2014, we experienced an increase in sales of our Stentcoaters and XYZ platform units. These increases were offset by a decrease in sales of Widetrack Units.

Sales of our Stentcoaters, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. We have seen the demand for our products fluctuate and demand is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Our gross profit increased $7,000 to $1,148,000 for the three months ended May 31, 2014 from $1,141,000 for the three months ended May 31, 2013. The gross profit margin was 47% of sales for the three months ended May 31, 2014 compared to 48% for the prior year period. During the current period we experienced an increase in installation costs and personnel costs. In addition, our gross profit margin was negatively effected by an increase in our inventory allowance for obsolescence.

Research and product development costs increased $10,000 to $236,000 for the three months ended May 31, 2014 from $226,000 for the three months ended May 31, 2013. The increase is due to increased salaries and depreciation offset by a decrease in materials .

Marketing and selling costs increased $55,000 to $544,000 for the three months ended May 31, 2014 from $489,000 for the three months ended May 31, 2013. During the three months ended May 31, 2014, we experienced increases in international commission expense of $24,000 and travel of $21,000. We expected the increase in international commission expense during the current period. In the prior year period, we recorded four large sales that were shipped to Asia. These Asian sales originated in house by our internal sales staff and, as such, no external commissions applied to these sales.

General and administrative costs decreased $27,000 to $242,000 for the three months ended May 31, 2014 from $269,000 for the three months ended May 31, 2013. The decrease was due to decreased corporate expenses, decreased salaries and decreased professional fees.

Rental Real Estate Operations:

For the three months ended May 31, 2014, our real estate operations generated $19,000 in rental income from unrelated third parties and incurred $39,000 in operating expenses and $16,000 in interest expense resulting in a net loss of $36,000. The $36,000 loss excludes any inter-company rent. We are presently working with an independent real estate broker to lease our vacant warehouse space.

Interest Expense:

Interest expense decreased $12,000 to $16,000 for the three months ended May 31, 2014 as compared to $28,000 for the prior year period. The decrease in interest expense is a result of the refinancing of the Industrial Park that took place in December 2013.

Condensed Consolidated Results:

We had net income of $67,000 for the three months ended May 31, 2014 as compared to $74,000 for the three months ended May 31, 2013. The decrease in our net income for the three months ended May 31, 2014 is due to a decrease in our gross profit margin combined with an increase in marketing and selling costs and research and development costs.

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

Accounting for Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, the Company is required to estimate its income taxes. Management judgment is required in determining the provision for the deferred tax asset.

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

Although the Company's assets included $2,209,000 in cash and $1,137,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2014. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 15, 2014

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

