Form 10-Q
period 2014-08-31
SONO TEK CORP
filed 2014-10-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	October 9, 2014
Common Stock, par value $.01 per share	14,721,880

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – August 31, 2014 (Unaudited) and February 28, 2014	1

Condensed Consolidated Statements of Income – Six Months and Three Months Ended August 31, 2014 and 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2014 and 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19 - 23

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	August 31,	February 28,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,215,709	$3,232,021
Marketable Securities	1,140,038	630,794
Accounts receivable (less allowance of $38,000 and $32,000 at August 31 and February 28, respectively)	1,404,596	860,296
Inventories, net	2,006,204	1,674,815
Prepaid expenses and other current assets	26,081	160,373
Total current assets	6,792,628	6,558,299

Land	250,000	250,000
Buildings, net	2,043,750	2,071,875
Equipment, furnishings and building improvements, net	591,525	637,138
Intangible and other assets, net	180,055	171,828
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$9,947,979	$9,779,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$583,771	$556,194
Accrued expenses	597,362	565,121
Customer deposits	400,878	362,846
Current maturities of long term debt	185,830	191,466
Income taxes payable	91,009	129,398
Total current liabilities	1,858,850	1,805,025

Long term debt, less current maturities	1,389,036	1,479,058
Total liabilities	3,247,886	3,284,083

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,718,162 and 14,708,518 shares issued and outstanding, at August 31 and February 28, respectively	147,182	147,085
Additional paid-in capital	8,749,134	8,725,883
Accumulated deficit	(2,196,223)	(2,377,890)
Total stockholders’ equity	6,700,093	6,495,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,947,979	$9,779,161

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Six Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013

Net Sales	$5,054,426	$4,911,772	$2,633,727	$2,537,378
Cost of Goods Sold	2,604,373	2,528,126	1,331,640	1,295,146
Gross Profit	2,450,053	2,383,646	1,302,087	1,242,232

Operating Expenses
Research and product development costs	490,830	457,236	254,983	231,642
Marketing and selling expenses	1,097,694	988,625	553,846	499,616
General and administrative costs	493,264	522,595	251,680	253,505
Rental operations expense	81,574	70,100	42,414	35,618
Total Operating Expenses	2,163,362	2,038,556	1,102,923	1,020,381

Operating Income	286,691	345,090	199,164	221,851

Interest Expense	(32,310)	(55,244)	(16,275)	(27,649)
Other (expense) income	15,975	(23,573)	5,675	(21,865)

Income from Operations Before Income Taxes	270,356	266,273	188,564	172,337

Income Tax Expense	88,689	87,096	73,540	66,908

Net Income	$181,667	$179,177	$115,024	$105,429

Basic Earnings Per Share	$0.01	$0.01	$0.01	$0.01

Diluted Earnings Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Shares - Basic	14,711,770	14,503,040	14,713,788	14,503,070

Weighted Average Shares - Diluted	14,859,769	14,558,306	14,876,819	14,604,147

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$181,667	$179,177

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	193,613	164,421
Stock based compensation expense	23,348	9,712
Allowance for doubtful accounts	6,000	6,000
Inventory reserve	60,000	31,343
(Increase) Decrease in:
Accounts receivable	(550,300)	(330,432)
Inventories	(391,388)	(192,622)
Prepaid expenses and other current assets	134,290	(51,522)
Increase (Decrease) in:
Accounts payable and accrued expenses	59,638	260,280
Customer Deposits	38,032	441,611
Income Taxes Payable	(38,358)	79,693
Net Cash (Used in) Provided by Operating Activities	(283,458)	597,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application and other asset costs	(17,400)	(17,621)
Purchase of equipment and furnishings	(110,552)	(25,461)
Proceeds from sale of equipment	—	38,531
(Purchase) Sale of marketable securities	(509,244)	30,617
Net Cash (Used In) Provided by Investing Activities	(637,196)	26,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	158
Repayments of notes payable and loans	(95,658)	(62,379)
Net Cash (Used In) Financing Activities	(95,658)	(62,221)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,016,312)	561,506

CASH AND CASH EQUIVALENTS
Beginning of period	3,232,021	1,940,906
End of period	$2,215,709	$2,502,412

SUPPLEMENTAL DISCLOSURE:
Interest paid	$32,310	$55,244
Taxes Paid	$127,046	$—

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended August 31, 2014 and 2013

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2014 and February 28, 2014:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2014	February 28, 2014

Marketable Securities	$1,140,038	$630,794

Marketable Securities include mutual funds of $1,140,038, which are considered to be highly liquid and easily tradable as of August 31, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $113,113 and $105,585 at August 31, 2014 and February 28, 2014, respectively. Annual amortization expense of such intangible assets is expected to be $12,000 per year for the next five years.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company iscurrently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 2: INVENTORIES

Inventories consist of the following:

	August 31, 2014	February 28, 2014

Finished goods	$474,025	$445,035
Work in process	565,562	402,377
Raw materials and subassemblies	1,221,710	1,022,496
Total	2,261,297	1,869,908
Less: Allowance	(255,093)	(195,093)
Net inventories	$2,006,204	$1,674,815

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan, as amended (“2013 Plan”), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan, options expire ten years after the date of grant. As of August 31, 2014, there were 140,500 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended (“2003 Plan”), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of August 31, 2014, there were 781,573 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the six months ended August 31, 2014 and 2013, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $23,000 and $10,000 in additional compensation expense during the six months ended August 31, 2014 and 2013, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at August 31, 2014 and 2013 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2014	2013	2014	2013

Denominator for basic earnings per share	14,711,770	14,503,040	14,713,788	14,503,070

Dilutive effect of stock options	147,999	55,266	163,031	101,077

Denominator for diluted earnings per share	14,859,769	14,558,306	14,876,819	14,604,147

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2014	2014
Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	$51,073	$81,164

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,523,793	1,589,360

Total long term debt	1,574,866	1,670,524
Due within one year	185,830	191,466
Due after one year	$1,389,036	$1,479,058

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at August 31, 2014. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2014, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the six and three months ended August 31, 2014 and 2013, segment information is as follows:

	Six Months Ended August 31, 2014				Three Months Ended August 31, 2014
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$5,011,376	$141,199	$98,149	$5,054,426	$2,609,427	$73,374	$49,074	$2,633,727
Rental Expense	$98,149	$81,574	$(98,149)	$81,574	$49,074	$42,414	$(49,074)	$42,414
Interest Expense	$833	$31,477		$32,310	$472	$15,803		$16,275
Net Income (Loss)	$154,352	$27,315		$181,667	$100,339	$14,685		$115,024
Assets	$7,472,177	$2,475,802		$9,947,979	$7,472,177	$2,475,802		$9,947,979
Debt	$51,073	$1,523,793		$1,574,866	$51,073	$1,523,793		$1,574,866

	Six Months Ended August 31, 2013				Three Months Ended August 31, 2013
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$4,872,607	$107,036	$67,871	$4,911,772	$2,518,628	$52,685	$33,935	$2,537,378
Rental Expense	$67,871	$70,099	$(67,871)	$70,099	$33,935	$35,618	$(33,935)	$35,618
Interest Expense	$1,371	$53,873		$55,244	$825	$26,824		$27,649
Net Income (Loss)	$196,113	($16,936)		$179,177	$149,120	($43,691)		$105,429
Assets	$7,514,178	$2,460,516		$9,974,694	$7,514,178	$2,460,516		$9,974,694
Debt	$111,041	$1,939,815		$2,050,856	$111,041	$1,939,815		$2,050,856

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

The new products which we have introduced, the new markets that we have penetrated, and the regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

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

We also have a significant established customer base in the semiconductor industry. The semiconductor industry utilizes our ultrasonic atomizing nozzles and XYZ coating platforms for the application and deposition of photo-resist onto semiconductor wafers. Certain of our semi-conductor manufacturing industry customers engaged in the production of micro-electro-mechanical systems, “MEMS”, have proven the ability of our technology to apply micron thick coatings to these complex wafers.

2.      Advanced Energy Industry.

Manufacturers of solar cells and fuel cells share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems provide superior surface uniformity and density, which are directly related to enhanced energy efficiency. Our systems also afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples of our products marketed to the advanced energy industry include: ExactaCoat FC & SC, FlexiCoat FC & SC and SonoFlow Fusion.

3.      Medical Device Industry.

Our ultrasonic coating technology is used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents with precise and uniform micronic layers of polymers and drugs, coating of various implantable devices with lubricous materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries and the continuing demand for our systems from these customers is indicative of the high quality performance that our systems provide these customers. Some examples of our products marketed to the medical device industry include: MediCoat I; Medicoat II; Medicoat PSI; AccuMist; MicroMist; Balloon Catheter Coater.

4.      Glass Industry.

The manufacture of float glass occurs under extremely harsh conditions of elevated temperatures. Our ultrasonic coating technology provides this manufacturing process with the means to precisely and uniformly apply anti-stain, and other specialty chemical agents on the hot glass. Our customers benefit from an improved quality product, enhanced productivity and significantly reduced expenditures on annual maintenance, often resulting in a return on investment of less than one year. Based on this equipment’s recent successful performance, our systems are now specified by many global glass manufacturers as their equipment of choice.

The equipment we offer to the glass industry is the WideTrack – wide area modular coating system.

5.      Textiles Industry.

The textiles industry is rapidly expanding to introduce high performance value adding coatings onto fabrics, such as anti-microbial, anti-stain, flame retardant and moisture barriers. The current manufacturing process for applying these expensive coatings has significant waste of material, energy and water. We are working with this industry to incorporate our ultrasonic technology, often in combination with unique pre and post treatments of the coating materials, to reduce the effective material usage by as much as 90%.

We have demonstrated to several leading textile manufacturers the technical advantages and financial benefits of our WideTrack coating system for their specific operations and we are hopeful that these manufacturers will prioritize the WideTrack in their future capital investment budgets.

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

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The primary customers for the SonoFlux 2000F are OEMs that produce their own electronic circuit boards.

2.	SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 18 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. This is an economically priced system which sells effectively in the price competitive Asian market.

3.	SonoFlux Servo – a newer spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the AccuMist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products minimize waste of expensive drug polymer coatings and provide high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We have recently developed additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

5.	WideTrack – Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from six inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to four meters wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

6.	Exactacoat/Flexicoat – We offer a line of robotic XYZ coating equipment for applications involving 3D coatings for fuel cell membranes, solar energy panels and specialty lens products. This equipment is offered in bench-top configurations as our ExactaCoat product and standalone as our FlexiCoat product. These platforms position and move our nozzle systems in a precise three dimensional application pattern. These coaters are extremely efficient especially when combined with our novel ultrasonic syringe pump (patent pending) to agitate and suspend the carbon based suspensions needed in fuel cell applications.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $181,000 from a working capital of $4,753,000 at February 28, 2014 to $4,934,000 at August 31, 2014. The increase in working capital is due to the current period’s net income of $182,000, offset by cash outflows of $17,000 for patent application costs, $110,000 for the purchase of equipment and furnishings and $96,000 for the repayment of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization of $194,000 and stock based compensation expense of $23,000. The Company’s current ratio is 3.7 to 1 at August 31, 2014 as compared to 3.6 to 1 at February 28, 2014.

Stockholders’ Equity – Stockholder’s Equity increased $205,000 from $6,495,000 at February 28, 2014 to $6,700,000 at August 31, 2014. The increase is a result of net income of $182,000 and stock based compensation expense of $23,000.

Operating Activities – Our operating activities used $283,000 of cash for the six months ended August 31, 2014 as compared to providing $598,000 for the six months ended August 31, 2013. During the six months ended August 31, 2014, net income was $182,000, accounts receivable increased $550,000, inventories increased $391,000, prepaid expenses decreased $134,000, accounts payable and accrued expenses increased $59,000, customer deposits increased $38,000 and income taxes payable decreased $38,000 when compared to the prior year period. In addition, in the current period we incurred non-cash expenses of $194,000 for depreciation and amortization, $23,000 for stock based compensation expense, $6,000 for bad debt expense and $60,000 for our inventory reserve.

The increase of $550,000 in our accounts receivable balance during the six months ended August 31, 2014 is due to a number of sales which occurred in late August 2014.

Inventories increased $391,000 during the six months ended August 31, 2014. At August 31, 2014, our raw material and finished goods inventories increased by $229,000. The increase in these inventories is due to our forecasted sales for the remainder of our fiscal year. In addition, our work in process inventory increased $163,000. The increase is due to shipments that are planned for our third fiscal quarter.

Our customer deposits increased $38,000 during the six months ended August 31, 2014. When compared to the prior year period, cash received for customer deposits decreased by $404,000. Customer deposits represent advance payments for orders that are scheduled to ship during the current fiscal year.

Investing Activities – Our investing activities used $637,000 of cash for the six months ended August 31, 2014 as compared to providing $26,000 for the six months ended August 31, 2013. We used $111,000 for the purchase of capital equipment, $17,000 for patent application costs and $509,000 for the purchase of marketable securities.

Financing Activities – For the three months ended August 31, 2014, we used $96,000 for the repayment of our notes payable compared to $62,000 for the prior year period.

Net Decrease in Cash – For the six months ended August 31, 2014, our cash balance decreased by $1,016,000 as compared to an increase of $562,000 for the six months ended August 31, 2013. During the six months ended August 31, 2014, our operations used $283,000 of cash, we used $637,000 in our investing activities and we used $96,000 in our financing activities.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Six Months Ended August 31,		Change		Three Months Ended August 31,		Change
	2014	2013	$	%	2014	2013	$	%
Net Sales	$5,011,376	$4,872,607	$138,769	3%	$2,609,427	$2,518,628	$90,799	4%
Cost of Goods Sold	2,644,533	2,555,896	88,637	3%	1,351,720	1,309,032	42,688	3%
Gross Profit	$2,366,843	$2,316,711	$50,132	2%	$1,257,707	$1,209,596	$48,111	4%

Gross Profit Margin %	47%	48%			48%	48%

For the six months ended August 31, 2014, our sales increased $138,000 to $5,011,000 as compared to $4,873,000 for the six months ended August 31, 2013. During the six month period ended August 31, 2014, we experienced an increase in sales of our Stent Coater units, XYZ platform units and Fluxing units. These increases were offset by a decrease in sales of our Nozzles, Generators, Widetrack Units and Servo units.

For the three months ended August 31, 2014, our sales increased $91,000 or 4% to $2,609,000 as compared to $2,518,000 for the three months ended August 31, 2013. During the three month period ended August 31, 2014, we experienced an increase in sales of our XYZ platform units and Fluxing units. The increase in these sales was offset by a decrease in sales of our Nozzles, Generators and Servo units.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. We have seen the demand for our products fluctuate and demand is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Our gross profit increased $50,000 to $2,367,000 for the six months ended August 31, 2014 from $2,317,000 for the six months ended August 31, 2013. The gross profit margin was 47% of sales for the six months ended August 31, 2014 compared to 48% for the prior year period. During the current period we experienced an increase in personnel costs and an increase in our inventory allowance for obsolescence.

For the three months ended August 31, 2014, our gross profit increased $48,000 to $1,258,000 from $1,210,000 for the three months ended August 30, 2013. The gross profit margin was 48% of sales for the three months ended August 31, 2014 and August 31, 2013.

Research and product development costs increased $34,000 to $491,000 for the six months ended August 31, 2014 from $457,000 for the six months ended August 31, 2013. The increase is due to increased salaries and depreciation. During the three months ended August 31, 2014, salaries, consulting fees and depreciation increased when compared to the prior year period. The increase in research and product development costs is a result of our ongoing development of new systems for the food and electronics segments.

Marketing and selling costs increased $109,000 to $1,098,000 for the six months ended August 31, 2014 from $989,000 for the six months ended August 31, 2013. The increase is due to increased international commission expense, increased salaries and increased travel expense. During the three months ended August 31, 2014, international commission expense and salary expense increased when compared to the prior year.

We expected the increase in international commission expense during the current period. In the prior year period, we recorded four large sales that were shipped to Asia. These Asian sales originated in house by our internal sales staff and, as such, no external commissions applied to these sales.

General and administrative costs decreased $29,000 to $493,000 for the six months ended August 31, 2014 from $522,000 for the six months ended August 31, 2013. The decrease is due to decreased salaries and corporate expenses.

Rental Real Estate Operations:

For the six months ended August 31, 2014, our real estate operations generated $43,000 in rental income from unrelated third parties and incurred $82,000 in operating expenses and $31,000 in interest expense resulting in a net loss of $70,000. The $70,000 loss excludes any inter-company rent.

Other (Expense) Income:

During the six months ended August 31, 2014, we recorded interest and investment income of approximately $16,000 as compared to a loss of $24,000 for the six months ended August 31, 2013. The loss of $24,000 in the prior year period was due to a drop in the values of our marketable securities.

Interest Expense:

Interest expense decreased $23,000 to $32,000 for the six months ended August 31, 2014 as compared to $55,000 for the prior year period. The decrease in interest expense is a result of the refinancing of the Industrial Park that took place in December 2013.

Condensed Consolidated Results:

We had net income of $182,000 for the six months ended August 31, 2014 as compared to $179,000 for the six months ended August 31, 2013. For the six months ended August 31, 2014, our sales increased $142,000, gross profit increased $66,000, operating expenses increased $124,000, and net interest/other expense decreased $63,000.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2014.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Although the Company's assets included $2,216,000 in cash and $1,140,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2014. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 15, 2014

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

