Form 10-Q
period 2014-11-30
SONO TEK CORP
filed 2015-01-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-16035

(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2012 Rt. 9W, Milton, NY 12547

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone no., including area code: (845) 795-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non Accelerated Filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	January 7, 2015
Common Stock, par value $.01 per share	14,718,162

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – November 30, 2014 (Unaudited) and February 28, 2014	1

Condensed Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2014 and 2013 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2014 and 2013 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19 -23

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	November 30,	February 28,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,450,848	$3,232,021
Marketable Securities	1,637,715	630,794
Accounts receivable (less allowance of $41,000 and $32,000 at November 30 and February 28, respectively)	929,584	860,296
Inventories, net	2,152,335	1,674,815
Prepaid expenses and other current assets	81,640	160,373
Total current assets	7,252,122	6,558,299

Land	250,000	250,000
Buildings, net	2,029,688	2,071,875
Equipment, furnishings and building improvements, net	606,875	637,138
Intangible and other assets, net	178,906	171,828
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$10,407,612	$9,779,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$688,065	$556,194
Accrued expenses	784,963	565,121
Customer deposits	327,215	362,846
Current maturities of long term debt	172,042	191,466
Income taxes payable	167,292	129,398
Total current liabilities	2,139,577	1,805,025

Long term debt, less current maturities	1,354,570	1,479,058
Total liabilities	3,494,147	3,284,083

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,718,162 and 14,708,518 shares issued and outstanding, at November 30 and February 28, respectively	147,182	147,085
Additional paid-in capital	8,760,073	8,725,883
Accumulated deficit	(1,993,790)	(2,377,890)
Total stockholders’ equity	6,913,465	6,495,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,407,612	$9,779,161

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Nine Months Ended November 30,		Three Months Ended November 30,
	2014	2013	2014	2013

Net Sales	$7,906,332	$7,561,998	$2,851,906	$2,650,225
Cost of Goods Sold	4,056,590	3,963,181	1,452,217	1,435,055
Gross Profit	3,849,742	3,598,817	1,399,689	1,215,170

Operating Expenses
Research and product development costs	740,122	661,975	249,292	204,738
Marketing and selling expenses	1,646,979	1,451,310	549,285	462,685
General and administrative costs	769,639	747,896	276,375	225,301
Rental operations expense	118,011	118,890	36,437	48,791
Total Operating Expenses	3,274,751	2,980,071	1,111,389	941,515

Operating Income	574,991	618,746	288,300	273,655

Interest Expense	(49,135)	(82,396)	(15,754)	(27,152)
Other (expense) income	23,215	(5,405)	6,169	18,169

Income from Operations Before Income Taxes	549,071	530,945	278,715	264,672

Income Tax Expense	164,971	180,521	76,283	93,425

Net Income	$384,100	$350,424	$202,432	$171,247

Basic Earnings Per Share	$0.03	$0.02	$0.01	$0.01

Diluted Earnings Per Share	$0.03	$0.02	$0.01	$0.01

Weighted Average Shares - Basic	14,713,893	14,504,836	14,718,162	14,508,507

Weighted Average Shares - Diluted	14,942,137	14,710,838	14,958,070	14,775,422

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$384,100	$350,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,297	243,869
Stock based compensation expense	34,287	14,127
Allowance for doubtful accounts	9,000	9,000
Inventory reserve	90,000	63,343
Write off of impaired acquisition costs	—	15,020
(Increase) Decrease in:
Accounts receivable	(78,288)	8,619
Inventories	(567,520)	(280,746)
Prepaid expenses and other current assets	78,733	1,848
Increase (Decrease) in:
Accounts payable and accrued expenses	351,716	245,865
Customer Deposits	(35,631)	322,033
Income Taxes Payable	37,894	173,067
Net Cash Provided by Operating Activities	599,588	1,166,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application and other asset costs	(21,225)	(18,421)
Purchase of equipment and furnishings	(208,702)	(77,321)
Proceeds from sale of equipment	—	38,531
(Purchase) Sale of marketable securities	(1,006,921)	19,977
Net Cash (Used In) by Investing Activities	(1,236,848)	(37,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	210
Repayments of notes payable and loans	(143,913)	(94,017)
Net Cash (Used In) Financing Activities	(143,913)	(93,807)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(781,173)	1,035,428

CASH AND CASH EQUIVALENTS
Beginning of period	3,232,021	1,940,906
End of period	$2,450,848	$2,976,334

SUPPLEMENTAL DISCLOSURE:
Interest paid	$49,134	$82,396
Taxes Paid	$127,046	—

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months November 30, 2014 and 2013

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2014 and February 28, 2014:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2014	February 28, 2014

Marketable Securities	$1,637,715	$630,794

Marketable Securities include mutual funds of $1,637,715, which are considered to be highly liquid and easily tradable as of November 30, 2014. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $114,070 and $105,585 at November 30, 2014 and February 28, 2014, respectively. Annual amortization expense of such intangible assets is expected to be $12,000 per year for the next five years.

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

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 2: INVENTORIES

Inventories consist of the following:

	November 30, 2014	February 28, 2014

Finished goods	$520,536	$445,035
Work in process	693,478	402,377
Raw materials and subassemblies	1,223,414	1,022,496
Total	2,437,428	1,869,908
Less: Allowance	(285,093)	(195,093)
Net inventories	$2,152,335	$1,674,815

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan, options expire ten years after the date of grant. As of November 30, 2014, there were 140,500 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of November 30, 2014, there were 633,446 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the nine months ended November 30, 2014 and 2013, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $34,000 and $14,000 in additional compensation expense during the nine months ended November 30, 2014 and 2013, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2014 and 2013 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2014	2013	2014	2013

Denominator for basic earnings per share	14,713,893	14,504,836	14,718,162	14,508,507

Dilutive effect of stock options	228,244	206,003	239,908	266,915

Denominator for diluted earnings per share	14,942,137	14,710,838	14,958,070	14,775,422

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 28,
	2014	2014
Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	$35,849	$81,164

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,490,763	1,589,360

Total long term debt	1,526,612	1,670,524
Due within one year	172,042	191,466
Due after one year	$1,354,570	$1,479,058

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at November 30, 2014. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2014, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the nine and three months ended November 30, 2014 and 2013, segment information is as follows:

	Nine Months Ended November 30, 2014				Three Months Ended November 30, 2014
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,838,982	$214,573	$147,223	$7,906,332	$2,827,606	$73,374	$49,074	$2,851,906
Rental Expense	$147,223	$118,011	$(147,223)	$118,011	$49,074	$36,437	$(49,074)	$36,437
Interest Expense	$1,071	$48,064		$49,135	$236	$15,518		$15,754
Net Income (Loss)	$335,602	$48,498		$384,100	$232,177	$(29,774)		$202,432
Assets	$7,871,820	$2,535,792		$10,407,612	$7,871,820	$2,535,792		$10,407,612
Debt	$35,849	$1,490,763		$1,526,612	$35,849	$1,490,763		$1,526,612

	Nine Months Ended November 30, 2013				Three Months Ended November 30, 2013
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,504,082	$159,721	$101,805	$7,561,998	$2,631,475	$52,685	$33,935	$2,650,225
Rental Expense	$101,805	$118,890	$(101,805)	$118,890	$33,935	$48,791	$(33,935)	$48,791
Interest Expense	$1,927	$80,469		$82,396	$556	$26,596		$27,152
Net Income (Loss)	$390,062	$(39,638)		$350,424	$193,949	$(22,702)		$171,247
Assets	$7,617,337	$2,460,816		$10,078,153	$7,617,337	$2,460,816		$10,078,153
Debt	$96,143	$1,923,075		$2,019,218	$96,143	$1,923,075		$2,019,218

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

We also have a significant established customer base in the semiconductor industry. The semiconductor industry utilizes our ultrasonic atomizing nozzles and XYZ coating platforms for the application and deposition of photo-resist onto semiconductor wafers. Certain of our semiconductor manufacturing industry customers engaged in the production of micro-electro-mechanical systems, “MEMS”, have proven the ability of our technology to apply micron thick coatings to these complex wafers.

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

The food industry is traditionally a slow adapter to new technologies. Accordingly, we focus our efforts on a select few global food companies, where our technical advantages and economic benefits could translate into successful market penetration and sales growth. We have introduced our ultrasonic coating systems to various segments of the food industry, with our primary focus on coating of flavors on breakfast cereal products using our WideTrack systems, with benefits of significant cost of goods savings, and coating of antimicrobial agents on ready-to-eat sliced meat products using our SonoCoat AM systems, with the benefits of enhancing food safety and longer shelf life.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $359,000 from a working capital of $4,753,000 at February 28, 2014 to $5,113,000 at November 30, 2014. The increase in working capital is due to the current period’s net income of $384,000, offset by expenditures of $21,000 for patent application costs, $209,000 for the purchase of equipment and furnishings and $124,000 for the repayment of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization of $295,000 and stock based compensation expense of $34,000. The Company’s current ratio is 3.4 to 1 at November 30, 2014 as compared to 3.6 to 1 at February 28, 2014.

Stockholders’ Equity – Stockholder’s Equity increased $418,000 from $6,495,000 at February 28, 2014 to $6,913,000 at November 30, 2014. The increase is a result of net income of $384,000 and stock based compensation expense of $34,000.

Operating Activities – Our operating activities provided $599,000 of cash for the nine months ended November 30, 2014 as compared to providing $1,166,000 for the nine months ended November 30, 2013. During the nine months ended November 30, 2014, net income was $384,000, accounts receivable increased $78,000, inventories increased $568,000, prepaid expenses decreased $79,000, accounts payable and accrued expenses increased $352,000, customer deposits decreased $36,000 and income taxes payable increased $38,000 when compared to the prior year period. In addition, in the current period we incurred non-cash expenses of $295,000 for depreciation and amortization, $34,000 for stock based compensation expense, $9,000 for bad debt expense and $90,000 for our inventory reserve.

Our cash provided by operating activities decreased $567,000 during the nine months ended November 30, 2014 when compared to the prior year period. The decrease in our cash provided by operating activities during the current nine months is due to an additional $287,000 invested in inventory, our accounts receivable balances increased $87,000, our customer deposits on hand decreased $357,000 and our income taxes payable decreased $135,000.

Inventories increased $568,000 during the nine months ended November 30, 2014. At November 30, 2014, our raw material and finished goods inventories increased by $276,000. The increase in these inventories is due to our forecasted sales for the remainder of our fiscal year. In addition, our work in process inventory increased $291,000. The work in process increase is due to shipments that are planned for our fourth fiscal quarter.

Our accounts payable and accrued expenses increased $352,000 during the nine months ended November 30, 2014. When compared to the prior year period, accounts payable and accrued expenses increased by $106,000. The increase is due to the timing of disbursements at the end of the current quarter.

Investing Activities – Our investing activities used $1,237,000 of cash for the nine months ended November 30, 2014 as compared to using $37,000 for the nine months ended November 30, 2013. We used $230,000 for the purchase of capital equipment, $21,000 for patent application costs and $1,007,000 for the purchase of marketable securities.

Financing Activities – For the nine months ended November 30, 2014, we used $144,000 for the repayment of our notes payable compared to $94,000 for the prior year period.

Net Decrease in Cash – For the nine months ended November 30, 2014, our cash balance decreased by $781,000 as compared to an increase of $1,035,000 for the nine months ended November 30, 2013. During the nine months ended November 30, 2014, our operations provided $599,000 of cash, we purchased $1,007,000 of marketable securities, used $230,000 for the purchase of equipment, improvements and patent application costs and we used $144,000 for the repayment of notes payable.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Nine Months Ended November 30,		Change		Three Months Ended November 30,		Change
	2014	2013	$	%	2014	2013	$	%
Net Sales	$7,838,982	$7,504,082	$334,900	4%	$2,827,606	$2,631,475	$196,131	7%
Cost of Goods Sold	4,116,829	4,004,837	111,992	3%	1,472,297	1,448,940	23,357	2%
Gross Profit	$3,722,153	$3,499,245	$222,908	6%	$1,355,319	$1,182,535	$172,774	15%

Gross Profit Margin %	47%	47%			48%	45%

For the nine months ended November 30, 2014, our sales increased $335,000 or 4% to $7,839,000 as compared to $7,504,000 for the nine months ended November 30, 2013. During the nine month period ended November 30, 2014, we experienced an increase in sales of our Stent Coater units, XYZ platform units and Fluxing units. These increases were offset by a decrease in sales of our Nozzles, Generators, Widetrack Units, Servo units and EVS units.

For the three months ended November 30, 2014, our sales increased $196,000 or 7% to $2,828,000 as compared to $2,631,000 for the three months ended November 30, 2013. During the three month period ended November 30, 2014, we experienced an increase in sales of our XYZ platform units, Stent Coater units, nozzles and service department revenue. The increase in these sales was offset by a decrease in sales of our Widetrack units, EVS units and Servo units.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. We have seen the demand for our products fluctuate and demand is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Our gross profit increased $223,000 to $3,722,000 for the nine months ended November 30, 2014 from $3,499,000 for the nine months ended November 30, 2013. The gross profit margin was 47% of sales for the nine months ended November 30, 2014 and 2013.

For the three months ended November 30, 2014, our gross profit increased $173,000 to $1,355,000 from $1,183,000 for the three months ended November 30, 2013. The gross profit margin was 48% of sales for the three months ended November 30, 2014 and 45% for the three months ended November 30, 2013.

Research and product development costs increased $78,000 to $740,000 for the nine months ended November 30, 2014 from $662,000 for the nine months ended November 30, 2013. The increase is due to increased salaries, depreciation and materials. During the three months ended November 30, 2014, salaries, depreciation and materials increased when compared to the prior year period. The increase in research and product development costs is a result of our ongoing development of new systems for the food and electronics segments.

Marketing and selling costs increased $196,000 to $1,647,000 for the nine months ended November 30, 2014 from $1,451,000 for the nine months ended November 30, 2013. The increase is due to increased international commission expense, increased salaries and increased travel expense. During the three months ended November 30, 2014, international commission expense, salary expense and travel expenses increased when compared to the prior year.

We expected the increase in international commission expense during the nine month period ended November 30, 2014. In the prior year period, we recorded four large sales that were shipped to Asia. These Asian sales originated in house by our internal sales staff and, as such, no external commissions applied to these sales.

General and administrative costs increased $22,000 to $770,000 for the nine months ended November 30, 2014 from $748,000 for the nine months ended November 30, 2013. The increase is due to an increase in stock based compensation expense.

Rental Real Estate Operations:

For the nine months ended November 30, 2014, our real estate operations generated $67,000 in rental income from unrelated third parties as compared to $58,000 for the nine months ended November 30, 2013. Our real estate operations incurred $118,000 in operating expenses compared to $119,000 for the prior year period and $48,000 in interest expense compared to $80,000 for the prior year period. For the nine months ended November 30, 2014 our real estate operations reported a net loss of $99,000 compared to a net loss of $141,000 for the prior year period. The reported losses exclude any inter-company rent.

	Nine Months Ended November 30,
	2014	2013
Statements of Operations
Rental Income	$67,350	$57,916

Real Estate Taxes	36,341	32,641
Interest Expense	48,064	80,469
Other Expenses	81,670	86,249

Net Loss From Real Estate Operations	$(98,725)	$(141,443)

Per Square Foot Cost Based on 50,000 sq. feet	$(1.97)	$(2.83)

Statements of Cash Flows
Net Loss	$(98,725)	$(141,443)
Adjustments to reconcile net loss
to net cash used in real estate operations:
Impaired Acquisition Costs	—	15,020
Depreciation	51,472	30,301
Debt Service	(65,567)	(32,801)

Net Cash (Used) in Real Estate Operations	$(112,820)	$(128,923)

Per Square Foot Cost Based on 50,000 sq. feet	$(2.26)	$(2.58)

Other (Expense) Income:

During the nine months ended November 30, 2014, we recorded interest and investment income of approximately $23,000 as compared to a loss of $5,000 for the nine months ended November 30, 2013.

Interest Expense:

Interest expense decreased $33,000 to $49,000 for the nine months ended November 30, 2014 as compared to $82,000 for the prior year period. The decrease in interest expense is a result of the refinancing of the Industrial Park that took place in December 2013.

Condensed Consolidated Results:

We had net income of $384,000 for the nine months ended November 30, 2014 as compared to $350,000 for the nine months ended November 30, 2013. For the nine months ended November 30, 2014, our sales increased $344,000, gross profit increased $251,000, operating expenses increased $295,000, and net interest/other expense decreased $61,000.

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

Although the Company's assets included $2,451,000 in cash and $1,638,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2014. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 14, 2015

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

