Form 10-K
period 2015-02-28
SONO TEK CORP
filed 2015-05-27
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2015

Commission File Number: 0-16035

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
(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☑ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer | | Accelerated Filer | | Non-accelerated Filer | | Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of August 31, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $11,588,978 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.29.

The Registrant had 14,933,107 shares of Common Stock outstanding as of April 29, 2015.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1     DESCRIPTION OF BUSINESS

Organization and Business

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity. The principal advantage of these nozzle systems is that they use much less liquid than competitive nozzle systems to attain the required coatings on solar cells, fuel cells, glass, textiles, food and food packaging, circuit boards, medical devices and many other coating applications. This advantage translates into lower costs for materials, less costly liquid consumption, less energy required for subsequent drying operations and less release into the environment of spray that would typically bounce back and scatter while using competitive nozzle systems. These factors are increasingly important to customers at a time of rising commodity and energy costs and supply limitations.

We use our core technology – ultrasonic spray coating – to provide customized coating solutions to a wide range of manufacturing companies, enabling them to reduce their product costs and to develop new products with superior features and quality. Presently, our customers are in six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and foods. Our diversified group of customers provides the base for both financial stability and business growth opportunities.

In addition, our systems are widely used by leading high tech companies and research institutions, as well as by governmental, defense, energy and health agencies around the world.

Markets

Our growth and diversification program over the past several years has positioned us to offer a unique and superior family of customized products to the six major industries that we serve. All of these systems are based on our core technology of ultrasonic spray coating. Many of these systems have been commercially proven in 24/7 working schedules, under harsh and challenging manufacturing environments, where they provide value in a continuous and reliable fashion.

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

We are recognized as a standard setter in the industry and our systems are incorporated by various original equipment manufacturers (OEM) in their manufacturing lines for making electronic printed circuit boards. Some examples of products that we market to the electronics industry include: SonoFlux 2000F, SelectaFlux, SonoFlux EZ and SonoFlux Servo.

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

The food industry is evolving in response to greater demands for reduction of food borne illnesses. We have successfully introduced an anti-microbial coating system for sliced packaged meats, and we are focusing efforts on those global food companies who will need this technology to meet the new demands. We have also introduced our systems to other segments of the food industry for the coating of flavors, ingredients and other additives of interest. Most of our food industry equipment is designed on the WideTrack platform.

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

Research and Development

We believe that our long-term growth and stability is linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $1,016,000 and $885,000 for Fiscal Years 2015 and 2014, respectively, on new engineering and product development.

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

Marketing and Distribution

Our products are marketed and distributed through independent distributors, sales representatives, or sales representative companies, OEMs, and through an in-house direct sales force. Many of our sales leads are generated from our Internet web site and from attendance at major industry trade shows. In addition we have retained an external marketing firm to expand awareness of our products in our targeted industries, and to make use of the Internet with our web page and other techniques.

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

Significant Customers

We have significant geographic and market diversification. Our largest customer accounted for approximately 7% of our sales for Fiscal Year ended February 28, 2015.

Foreign and Export Sales

During Fiscal Years 2015 and 2014, sales to foreign customers accounted for approximately $5,018,000 and $6,447,000, or 47% and 63% respectively, of total revenues.

Employees

As of February 28, 2015, we employed 53 full-time employees and four part-time employees. We believe that relations with our employees are generally good.

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

We own an industrial park located in Milton, New York. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Approximately 21,000 square feet of the park is leased or available for lease at any given time. The property is subject to a ten year mortgage, of which nine years remain.

Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize a 13,000 square foot building and 16,000 square feet of additional office and storage space in an adjacent building. Our current manufacturing areas consist of (i) a machine shop, (ii) a nozzle assembly/test area, (iii) an electronics assembly area, (iv) an area for assembling and testing final products and systems and (v) a receiving and shipping area. We believe our facilities will be adequate for the foreseeable future.

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

	Years Ended February 28,
	2015		2014
	HIGH	LOW	HIGH	LOW
First Quarter	$1.20	$1.04	$.75	$.48
Second Quarter	1.29	1.06	0.90	0.72
Third Quarter	1.30	1.05	1.09	0.83
Fourth Quarter	1.24	1.05	1.17	0.90

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of February 28, 2015, there were 163 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

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

Market Diversity

During the past five years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which we sell our products.

Today we serve six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food.

In recent years, a substantial portion of our sales originated outside the United States, and we are geographically present directly and through distributors and trade representatives in North and Latin America, Europe and Asia. The infrastructure upon which this diversified market approach is based, includes a newly equipped process development laboratory, a strengthened sales organization with application engineers, an engineering team with additional talent and the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

The new products which we have introduced, the new markets that we have penetrated, and the regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Liquidity and Capital Resources

Working Capital - Our working capital increased $518,000 from a working capital of $4,753,000 at February 28, 2014 to $5,271,000 at February 28, 2015. The increase in working capital is due to: net income of $606,000, offset by cash expenditures of $22,000 for patent and other asset costs, $357,000 for the purchase of equipment and furnishings and $160,000 for the repayment of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization expense of $408,000 and stock based compensation expense of $43,000. The Company’s current ratio was 3.5 to 1 at February 28, 2015 as compared to 3.6 to 1 at February 28, 2014.

At February 28, 2015, our working capital includes $2,563,000 of cash and $1,652,000 of marketable securities as compared to $3,232,000 of cash and $631,000 of marketable securities at February 28, 2014.

Stockholders’ Equity - Stockholders' equity increased $649,000 from $6,495,000 at February 28, 2014 to $7,144,000 at February 28, 2015. The increase in stockholders’ equity is the result of the current year’s net income of $606,000 and stock based compensation of $43,000.

Operating Activities – Our operating activities provided $924,000 of cash for the year ended February 28, 2015 as compared to providing $1,668,000 for the year ended February 28, 2014. During the year ended February 28, 2015, we had net income of $606,000, accounts receivable increased $180,000, inventories increased $484,000, prepaid expenses and other assets decreased $66,000, accounts payable and accrued expenses increased $155,000, customer deposits increased $99,000 and income taxes payable increased $100,000. In addition, we incurred non-cash expenses of $408,000 for depreciation and amortization, $43,000 for stock based compensation expense, $100,000 for inventory reserve and $11,000 for allowance for accounts receivable.

Investing Activities - For the year ended February 28, 2015, our investing activities used $1,401,000 of cash as compared to providing $65,000 for the year ended February 28, 2014. In 2015 and 2014, we used $357,000 and $224,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In 2015 and 2014, we used $22,000 and $56,000, respectively, for patent application and other asset costs. In 2015, we used $1,022,000 for the purchase of marketable securities as compared to proceeds of $345,000 from the sale of marketable securities in 2014.

Financing Activities – For the year ended February 28, 2015, we used $193,000 in our financing activities as compared to using $443,000 of cash for the year ended February 28, 2014. We had proceeds of $210 for stock option exercises in 2014. In addition, we made repayments of notes payable of $193,000 and $2,043,000 in 2015 and 2014, respectively. During the year ended February 28, 2014, we had proceeds of a note payable for $1,600,000 for the refinancing of the industrial park in which our operations are located.

Net Decrease in Cash – For the year ended February 28, 2015, our cash balance decreased by $669,000 as compared to an increase of $1,291,000 for the year ended February 28, 2014. During the year ended February 28, 2015, our operations provided $924,000 of cash, we used $1,401,000 in our investing activities and $193,000 in our financing activities.

Net Increase in Marketable Securities – For the year ended February 28, 2015, our marketable securities increased to $1,652,000 from $631,000 at February 28, 2014. The increase is due to additional investments that were made during the year.

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 28, 2015, we had no outstanding borrowings under the line of credit.

We had outstanding borrowings of $20,000 under the equipment facility at February 28, 2015. The borrowing has a repayment term of 48 months and bears interest at 2.12% per annum.

We had outstanding borrowings under a note payable of $1,458,000 at February 28, 2015. The note is payable over ten years and accrues interest at 4.15%. The note payable is secured by a mortgage on our land and buildings.

Results of Operations

Ultrasonic Spraying – Sales and Gross Profit:

Net Sales:

	Twelve Months Ended
	February 28,		Increase (Decrease)
	2015	2014	$	%
Net Sales	$10,758,000	$10,202,000	$556,000	5%
Cost of Goods Sold	5,634,000	5,545,000	89,000	2%
Gross Profit	$5,124,000	$4,657,000	$467,000	10%

Gross Profit %	48%	46%

For the year ended February 28, 2015, our sales increased by $556,000 to $10,758,000 as compared to $10,202,000 for the year ended February 28, 2014, an increase of 5.4%. During the year ended February 28, 2015, we experienced an increase in sales of our nozzles and generators, XYZ units, fluxers and stent coating units. We did, however, see a decrease in sales of our widetrack units, lead solder recovery systems and servo units.

Gross Profit:

Our gross profit increased $467,000, to $5,124,000 for the year ended February 28, 2015 from $4,657,000 for the year ended February 28, 2014. Our gross profit margin percentage was 48% for the year ended February 28, 2015 compared to 46% for the year ended February 28, 2014. The increase in the current year’s gross profit margin is due to increases in sales of our higher gross margin stent coaters, XYZ units and fluxer units.

Export Sales:

	Twelve Months Ended
	February 28,		Change
	2015	2014	$	%
Western Europe	$2,069,000	$1,817,000	$252,000	14%
Far East	2,147,000	3,328,000	(1,181,000)	(35)%
Other	802,000	1,302,000	(500,000)	(38)%
Total Export Sales	$5,018,000	$6,447,000	$(1,429,000)	(22)%

Percentage of Total Sales	47%	63%

For the year ended February 28, 2015, sales to customers located in European countries increased by $252,000 or 14%, sales to customers located in Asian countries decreased by $1,181,000 or 35% and sales to other non-based US customers decreased $500,000 or 38%.

For the year ended February 28, 2015, sales to the Far East decreased by $1,181,000. During the year ended February 28, 2014, our sales to the Far East included approximately $800,000 of Widetrack equipment.

Operating Expenses:

	Twelve Months Ended
	February 28,		Change
	2015	2014	$	%
Research and product development	$1,016,000	$885,000	$131,000	15%
Marketing and selling	$2,153,000	$1,958,000	$195,000	10%
General and administrative	$1,033,000	$1,017,000	$16,000	2%

Research and Product Development:

Research and product development costs increased $131,000 to $1,016,000 for the year ended February 28, 2015 as compared to $885,000 for the year ended February 28, 2014. For the year ended February 28, 2015 we experienced increases in engineering salaries, engineering materials and depreciation.

During the year ended February 28, 2015, we expended approximately $589,000 for engineering personnel as compared to $552,000 for the year ended February 28, 2014. During the year ended February 28, 2015, we expended approximately $172,000 for additional research, materials and product development as compared to $118,000 for the year ended February 28, 2014. During the year ended February 28, 2015 we incurred approximately $120,000 for depreciation expense as compared to $89,000 for the year ended February 28, 2014.

Marketing and Selling:

Marketing and selling costs increased $195,000 to $2,153,000 for the year ended February 28, 2015 as compared to $1,958,000 for the year ended February 28, 2014. For the year ended February 28, 2015, we experienced increases in commission expense, travel and entertainment expense, and sales salaries.

During the year ended February 28, 2015, we expended approximately $502,000 for commissions as compared to $384,000 for the year ended February 28, 2014, an increase of $118,000. During the year ended February 28, 2014, our sales included four large orders that originated in house by our internal with no external commissions.

During the year ended February 28, 2015, we expended approximately $157,000 for travel and entertainment as compared to $121,000 for the year ended February 28, 2014, an increase of $36,000. During the year ended February 28, 2015, salary expense was $1,061,000 as compared to $1,029,000 for the year ended February 28, 2014, an increase of $32,000.

General and Administrative:

General and administrative costs increased $16,000 to $1,033,000 for the year ended February 28, 2015 as compared to $1,017,000, for the year ended February 28, 2014. For the year ended February 28, 2015, we experienced decreases in salary expense and professional fees, these decreases were offset by an increase in stock based compensation expense.

Rental Real Estate Operations:

For the year ended February 28, 2015, our real estate operations generated $92,000 in rental income from unrelated third parties as compared to $77,000 for the year ended February 28, 2014. Our real estate operations incurred $163,000 in operating expenses compared to $155,000 for the prior year period and $63,000 in interest expense compared to $108,000 for the prior year period. For the year ended February 28, 2015, our real estate operations reported a net loss of $134,000 compared to a net loss of $186,000 for the prior year period. The reported losses exclude any inter-company rent.

A summary of our real estate operations is as follows:

	Twelve Months Ended February 28,		Change
	2015	2014	$	%
Statements of Operations
Rental Income	$91,650	$76,665	$14,985	20%

Real Estate Taxes	49,355	44,115	5,240	12%
Interest Expense	63,304	107,740	(44,436)	(41)%
Other Expenses	113,167	110,677	2,490	2%

Net Loss From Real Estate Operations	$(134,176)	$(185,867)	$51,691	28%

Per Square Foot Cost Based on 50,000 sq. feet	$(2.68)	$(3.72)	$1.04	28%

	Twelve Months Ended February 28,		Change
	2015	2014	$	%

Statements of Cash Flows
Net Loss	$(134,176)	$(185,867)	$(51,691)	(28)%
Adjustments to reconcile net loss
to net cash used in real estate operations:
Impaired Acquisition Costs	—	15,020	(15,020)	—
Depreciation	69,446	60,118	9,328	16%
Capital Improvements	(72,123)	—	72,123	—
Debt Service	(131,980)	(383,257)	(251,277)	(66)%

Net Cash (Used) in Real Estate Operations	$(268,833)	$(493,986)	$(225,153)	(46)%

Per Square Foot Cost Based on 50,000 sq. feet	$(5.38)	$(9.88)	$(4.50)	(46)%

For the years ended February 28, 2015 and 2014, net cash outflows related to the industrial park were $269,000 and $494,000, respectively. These cash outflows are net of rental income and depreciation expense and include the principal payments on the industrial park’s mortgage and the costs of capital improvements. Prior to purchasing the industrial park in December 2010, we had rental expense of approximately $136,000 or $7.14 per square foot.

Interest Income, Interest Expense and Income Taxes:

Interest income increased to $33,000 for the year ended February 28, 2015 when compared to $7,000 for the year ended February 28, 2014. Our present investment policy is to invest excess cash in highly liquid mutual funds. Our holdings are rated at or above investment grade.

Interest expense decreased to $65,000 for the year ended February 28, 2015 as compared to $110,000 for the year ended February 28, 2014. The decrease in interest expense is a result of the refinancing of the Industrial Park in December 2013.

We recorded income tax expense of $219,000 for the year ended February 28, 2015 as compared to $130,000 for the year ended February 28, 2014. As of February 28, 2015, we have no net operating loss deductions available to carry forward. The details of the current year’s tax benefit are explained in Note 12 in our financial statements.

For the year ended February 28, 2015, we had net income of $606,000 as compared to $484,000 for the year ended February 28, 2014. The increase in our net income is due to an increase in our sales volume combined with an increase in our gross profit margin.

For the years ended February 28, 2015 and 2014, we do not believe that our sales revenue or net income has been adversely affected by the impact of inflation or changing prices.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2015.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2015, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2015. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)     Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	74	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	78	Director*
R. Stephen Harshbarger	47	President and Director
Eric Haskell, CPA	68	Director*
Donald F. Mowbray	77	Director
Joseph Riemer	66	Vice President and Director
Samuel Schwartz	95	Chairman Emeritus and Director
Philip A. Strasburg, CPA	76	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2015. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2016, and in each case until their respective successors are duly elected and qualified.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)	Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	52	Chief Financial Officer
Christopher L. Coccio	74	Chief Executive Officer, Chairman and a Director
Robb W. Engle	44	Vice President
R. Stephen Harshbarger	47	President and Director
Joseph Riemer	66	Vice President and Director

The foregoing officers are appointed for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley is a past President of the Board of Education for the New Paltz Central School District and a past Chairman of the Audit and Finance Committee for the District.

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

R. STEPHEN HARSHBARGER joined Sono-Tek in 1993. He was appointed President of the Company in 2012. Mr. Harshbarger became a Director of the Company on August 22, 2013. As President, he directs the Company’s Sales, Marketing, Engineering, Service, and Manufacturing Operations. Prior to assuming his present position, Mr. Harshbarger served as Sales Engineer, World Wide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE) and Executive Vice President. In his years managing the sales organization, he established a worldwide distribution and representative network in more than 40 countries consisting of more than 300 persons, with revenue growth of greater than 300%. He has over 18 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Manager for Plasmaco Inc., a world leader in the development of flat panel displays. In that position, he established their distribution network, participated in venture capital funding, and introduced the first flat panel technology to Wall Street trading floors.  He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

Key attributes, Experience and Skills: Mr. Harshbarger is among a small handfull of ultrasonic coating experts in the world. He has a proven track record of identifying, developing and implementing the technology for new markets and applications. His expertise in ultrasonic coating brings specific product application insights to the board. Mr. Harshbarger also brings leadership and oversight experience to the Board.

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

Key attributes, Experience and Skills: Dr. Mowbray’s extensive research and managerial experience enables him to bring valuable insights to the Board. His knowledge of the Company’s products and the materials sciences technology underlying them has enabled him to contribute to the Company’s advanced products development and designs. Dr. Mowbray also brings leadership and oversight experience to the Board from his GE management background.

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

Key attributes, Experience and Skills: Dr. Riemer’s extensive research and management experience enables him to bring valuable insights to the Board. His considerable experience in the biotech, food and pharmaceutical industries bring specific product application insights to the Board. Dr. Riemer’s service as Vice President of Food Business Development helps to provide focus to the Board on this important marketing area. Dr. Riemer also brings leadership and oversight experience to the Board.

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

None.

(e)     Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2015, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2015 and February 28, 2014 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2015	150,000	28,800	0	42,213	4,141	225,154
CEO, Chairman and Director	2014	188,942	24,000	0	42,213	3,970	259,125

R. Stephen Harshbarger	2015	205,000	0	0	19,248	4,181	228,429
President and Director	2014	203,653	0	0	13,441	4,073	221,167

Stephen J. Bagley	2015	140,000	14,400	0	8,217	2,918	165,535
Chief Financial Officer	2014	140,500	12,000	0	8,217	2,810	163,527

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During the year ended February 28, 2015, Dr. Coccio was compensated at a rate of $150,000 per annum.

During the year ended February 28, 2015, Mr. Harshbarger was compensated at a rate of $200,000 per annum.

During the year ended February 28, 2015, Mr. Bagley was compensated at a rate of $140,000 per annum.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
R. Stephen Harshbarger	20,834	10,000[1]	0.61	11/08/2022
	16,200	19,800[2]	1.05	02/20/2024
		43,200[3]	1.19	02/19/2025

Stephen J. Bagley	-	2,000[4]	0.48	01/24/2023

110,000 options will vest on November 8, 2015.

212,600 options will vest on 02/20/2016 and 7,200 options will vest on 02/20/2017.

319,440 options will vest on February 20, 2016, 15,120 options will vest on February 20, 2017 and 8,640 options will vest on February 20, 2018.

42,000 options will vest January 24, 2016.

Estimated Payments and Benefits Upon Termination or Change in Control

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer and Christopher L. Coccio, Chief Executive Officer. The Company also entered into an Executive Agreement with R. Stephen Harshbarger, President, on March 5, 2008. In the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the Executive Agreements provide for severance payments to each officer equal to one year of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

On August 28, 2014, the Executive Agreements of Christopher L. Coccio and R. Stephen Harshbarger were amended to change the number of years, from one to two, of the annual base and bonus compensation that will be paid to each of them in the event of a change of control.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $147,000, Christopher L. Coccio $388,000 and R. Stephen Harshbarger $401,000.

Compensation of Directors

Each non-employee director receives $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2015, director compensation was as follows:

2015 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	4,000	-	3,382	-	-	-	7,382
Eric Haskell	4,000	-	2,254	-	-	-	6,254
Donald F. Mowbray	3,000	-	2,259	-	-	-	5,259
Samuel Schwartz	4,000	-	3,382	-	-	-	7,382
Philip Strasburg	4,000	-	4,504	-	-	-	7,504

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of April 29, 2015 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
Name (and address if more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Stephen J. Bagley	20,095	**
*Christopher L. Coccio	645,338[1]	4.32%
*Edward J. Handler	127,508[2]	**
*R. Stephen Harshbarger	90,369[3]	**
*Eric Haskell	20,000 [4]	**
*Donald F. Mowbray	65,000[5]	**
*Joseph Riemer	288,403[6]	1.93%
*Samuel Schwartz	1,545,147[7]	10.33%
*Philip A. Strasburg	85,000[8]	**

All Executive Officers and Directors as a Group	2,928,156[9]	19.35%

Additional 5% owners
Herbert Spiegel	756,931	5.07%
425 East 58th Street
New York, NY 10022

Norwood Venture Corporation	1,084,672	7.26%
65 Norwood Avenue
Montclair, NJ 07043

NSB Advisors, LLC	1,476,428	9.89%
200 Westage Business Center
Fishkill, NY 12524

The above ownership percentages are based on 14,933,107 shares outstanding as of April 29, 2015.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,000 shares in the name of Dr. Coccio’s wife.

2 Includes 61,579 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Includes 37,034 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Represents 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

6 Includes 3,500 options currently exercisable issued under the Company’s Stock Incentive Plans.

7 Includes 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans

8Includes 10,000 shares in the name of Mr. Strasburg’s wife and 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

9 The group total includes 202,934 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total includes 18,896 shares and 22,400 exercisable options held by Robb Engle .

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	190,600	$1.11	2,309,400
2003 Stock Incentive Plan	298,834	$0.88	-

Total	489,434		2,309,400

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2015, there were 190,600 options outstanding under the 2013 plan.

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2015, there were 298,834 options outstanding under the 2003 Plan, under which no additional options may be granted.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of five “independent directors”, as that term is defined under NASDAQ rules, and three directors who are not “independent directors”. The Company’s “independent directors” are Samuel Schwartz, Donald Mowbray, Edward Handler, Eric Haskell and Philip Strasburg. Christopher Coccio, Joseph Riemer and R. Stephen Harshbarger are employees of the Company and are therefore not independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For each of the fiscal years ended February 28, 2015 and 2014, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For each of the year fiscal years ended February 28, 2015 and 2014, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett, Vogt & Webb, P.A., its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in 2015 and 2014.

PART IV

ITEM 15	EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[1]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [2]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [2]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [3]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [3]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [3]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [4]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h) [6]	Purchase Money Mortgage dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(i)[6]	Contract of Sale dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(j)[6]	Purchase Money Note dated December 17, 2010, between Sono-Tek Industrial Park LLC and Jean K. Woodward.
10(k)[7]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(l)[7]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(m)[8]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(n)[9]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(o)[9]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[9]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(q)[9]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(r)[9]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(s)[10]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(t)[10]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
14[11]	Code of Ethics.
21[10]	Subsidiaries of Issuer.
23.1[10]	Consent of Liggett, Vogt & Webb, P.A.
29

31.1[10]	Rule 13a-14/15d – 14(a) Certification.
31.2[10]	Rule 13a-14/15d – 14(a) Certification.
32.1[10]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[10]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[9]	XBRL Instance Document.
101.SCH[9]	XBRL Taxonomy Extension Schema Document.
101.CAL[9]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[9]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[9]	XBRL Extension Label Linkbase Document.
101.PRE[9]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[3]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended November 30, 2010.
[7]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[8]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2014.
[10]	Filed herewith.
[11]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
30

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2015 and FEBRUARY 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2015 and February 28, 2014

Consolidated Statements of Operations

For the Years Ended February 28, 2015 and February 28, 2014

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2015 and February 28, 2014

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2015 and February 28, 2014

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sono-Tek Corporation

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 28, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015 and 2014, and the results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States.

/s/ Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

New York, New York

May 21, 2015

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,562,782	$3,232,021
Marketable securities	1,652,485	630,794
Accounts receivable (less allowance of $43,047 and $32,000, respectively)	1,029,250	860,296
Inventories, net	2,059,177	1,674,815
Prepaid expenses and other current assets	94,487	160,373
Total current assets	7,398,181	6,558,299

Land	250,000	250,000
Buildings, net	2,015,625	2,071,875
Equipment, furnishings and leasehold improvements, net	661,411	637,138
Intangible assets, net	175,412	171,828
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$10,590,650	$9,779,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$584,963	$556,194
Accrued expenses	691,937	565,121
Customer deposits	462,168	362,846
Current maturities of long term debt	158,184	191,466
Income taxes payable	229,927	129,398

Total current liabilities	2,127,179	1,805,025

Long term debt, less current maturities	1,319,737	1,479,058

Total Liabilities	3,446,916	3,284,083

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,933,107 and 14,708,518 issued and outstanding, respectively	149,331	147,085
Additional paid-in capital	8,766,160	8,725,883
Accumulated deficit	(1,771,757)	(2,377,890)

Total stockholders’ equity	7,143,734	6,495,078

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,590,650	$9,779,161

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	February 28,
	2015	2014

Net Sales	$10,849,475	$10,278,938
Cost of Goods Sold	5,634,365	5,545,471
Gross Profit	5,215,110	4,733,467

Operating Expenses
Research and product development	1,015,614	885,101
Marketing and selling	2,153,407	1,957,960
General and administrative	1,033,373	1,017,043
Real estate operations expense	162,522	154,792
Total Operating Expenses	4,364,916	4,014,896

Operating Income	850,194	718,571

Other Income (Expense):
Interest Expense	(64,527)	(110,151)
Interest Income	32,641	6,544
Other Income	7,249	—
Income before Income Taxes	825,557	614,964

Income Tax Expense	219,424	130,490

Net Income	$606,133	$484,474

Basic Earnings Per Share	$.04	$.03

Diluted Earnings Per Share	$.04	$.03

Weighted Average Shares – Basic	14,737,204	14,541,869

Weighted Average Shares – Diluted	14,846,808	14,580,165

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2015 AND 2014

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 28, 2013	14,503,010	$145,030	$8,709,601	$(2,862,364)	$5,992,267
Exercise of stock options	205,508	2,055	(1,845)	—	210
Stock based compensation expense	—	—	18,127	—	18,127
Net Income	—	—	—	484,474	484,474
Balance – February 28, 2014	14,708,518	$147,085	$8,725,883	$(2,377,890)	$6,495,078
Exercise of stock options	224,589	2,246	(2,246)		—
Stock based compensation expense			42,523		42,523
Net Income				606,133	606,133
Balance – February 28, 2015	14,933,107	$149,331	$8,766,160	$(1,771,757)	$7,143,734

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$606,133	$484,474
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	407,795	343,869
Stock based compensation expense	42,523	18,127
Inventory Reserve	99,535	(5,346)
Allowance for doubtful accounts	11,047	12,000
Write off of impaired acquisition costs	—	15,020

(Increase) Decrease in:
Accounts receivable	(180,001)	68,736
Inventories	(483,897)	159,702
Prepaid expenses and other assets	65,886	(80,768)

(Decrease) Increase in:
Accounts payable and accrued expenses	155,585	235,550
Customer deposits	99,322	294,000
Income taxes payable	100,529	123,067
Net Cash Provided by Operating Activities	924,457	1,668,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(357,050)	(224,354)
Sale (Purchase) of marketable securities	(1,021,691)	345,116
Patent application and other asset costs	(22,352)	(55,577)
Net Cash (Used In) Provided by Investing Activities	(1,401,093)	65,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	210
Proceeds from note payable – Bank	—	1,600,000
Repayment of long term debt	(192,603)	(2,042,711)
Net Cash (Used In) Financing Activities	(192,603)	(442,501)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(669,239)	1,291,115

CASH AND CASH EQUIVALENTS:
Beginning of year	3,232,021	1,940,906
End of year	$2,562,782	$3,232,021

Supplemental Cash Flow Disclosure :

Interest Paid	$64,527	$110,151

Income Taxes Paid	$127,046	$2,485

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2015 AND 2014

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses – The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2015 and 2014 was $168,090 and $174,544, respectively.

Allowance for doubtful accounts – The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 28, 2015 and 2014 was $17,000 and $12,000, respectively.

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Concentration of Credit Risk – The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 7% of sales during the year ended February 28, 2015. Two customers accounted for 25% of the outstanding accounts receivables at February 28, 2015. Three customers accounted for 27% of the outstanding accounts receivables at February 28, 2014.

Consolidation – The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiaries, Sono-Tek Cleaning Systems Inc. and Sono-Tek Industrial Park, LLC. Sono-Tek Cleaning Systems, Inc., a New Jersey Corporation (“SCS”), ceased operations during the Fiscal Year Ended February 28, 2002. Sono-Tek Industrial Park, LLC (“SIP”), operates as a real estate holding company for the Company’s real estate operations.

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Equipment, Furnishings and Leasehold Improvements – Equipment, furnishings and leasehold improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years.

Fair Value of Financial Instruments – The Company follows the guidance in the “Fair Value Measurements and Disclosure Topic” of the Accounting Standards Codification for assets and liabilities measured at fair value on a recurring basis. This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the guidance requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Quoted prices in active markets.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at February 28, 2015 and 2014, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	February 28,
	2015	2014

Marketable Securities	$1,652,485	$630,794

Marketable Securities include mutual funds of $1,652,485 and $630,794, that are considered to be highly liquid and easily tradeable as of February 28, 2015 and 2014, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

Income Taxes – The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Intangible Assets – Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $116,804 and $105,585 at February 28, 2015 and 2014, respectively. Annual amortization expense of such intangible assets is expected to be $9,600 per year for the next five years.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Land and Buildings – Land and buildings are stated at cost. Buildings are being depreciated by use of the straight-line method based on an estimated useful life of forty years.

Long-Lived Assets – The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Management Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements – All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements once effective are not expected to have an impact on the Company.

Product Warranty – Expected future product warranty expense is recorded when the product is sold.

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

Research and Product Development Expenses – Research and product development expenses represent engineering and other expenditures incurred for developing new products, for refining the Company's existing products and for developing systems to meet unique customer specifications for potential orders or for new industry applications and are expensed as incurred.

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

All inter-company transactions are eliminated in consolidation. For the twelve months ended February 28, 2015 and 2014, segment information is as follows:

	Twelve Months Ended February 28, 2015				Twelve Months Ended February 28, 2014
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$10,757,825	$287,948	$196,298	$10,849,475	$10,202,273	$217,453	$140,788	$10,278,938
Rental Expense	$196,298	$162,522	$(196,298)	$162,522	$140,788	$154,792	$(140,788)	$154,792
Interest Expense	$1,223	$63,304		$64,527	$2,411	$107,740		$110,151
Net Income (Loss)	$544,011	$62,122		$606,133	$529,553	$(45,079)		$484,474
Assets	$8,076,726	$2,513,924		$10,590,650	$7,268,871	$2,510,290		$9,779,161
Debt	$20,542	$1,457,379		$1,477,922	$81,165	$1,589,360		$1,670,525

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	Year Ended February 28,
	2015	2014
Expected life	8 years	8 years
Risk free interest rate	.7% - .97%	.7%
Expected volatility	23.09% - 53.92%	53.92%
Expected dividend yield	0%	0%

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

For the years ended February 28, 2015 and 2014, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $42,523 and $18,127 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28,
	2015	2014
Raw Materials	$1,676,136	$1,022,496
Work-in-process	220,577	402,377
Consignment	16,066	25,639
Finished Goods	441,026	419,396
Totals	2,353,805	1,869,908
Less: Allowance	(294,628)	(195,093)
Total Inventories	$2,059,177	$1,674,815

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,
	2015	2014
Buildings	$2,250,000	$2,250,000
Laboratory equipment	778,336	708,899
Machinery and equipment	753,279	646,983
Leasehold improvements	308,722	228,860
Tradeshow and demonstration equipment	999,758	999,758
Furniture and fixtures	754,103	674,489
Totals	5,844,198	5,508,988
Less: accumulated depreciation	(3,167,162)	(2,799,975)
	$2,677,036	$2,709,013

Depreciation expense for the years ended February 28, 2015 and 2014 was $396,576 and $332,617, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,
	2015	2014
Accrued compensation	$214,071	$201,676
Estimated warranty costs	36,000	30,900
Accrued commissions	207,236	156,964
Professional fees	51,765	44,692
Other accrued expenses	182,865	130,889
	$691,937	$565,121

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at February 28, 2015. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of February 28, 2015, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,
	2015	2014

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	$20,542	$81,164

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,457,379	1,589,360

Total long term debt	1,477,921	1,670,524
Due within one year	158,184	191,466
Due after one year	$1,319,737	$1,479,058

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2016	158,184
2017	143,388
2018	149,698
2019	156,119
2020	162,817
Thereafter	707,715

NOTE 10: BANK GUARANTEES

As of February 28, 2015, $43,518 of the Company’s cash on deposit with a foreign bank was being utilized to collateralize guarantees issued by the bank in favor of international customers of the Company to secure cash deposits on orders that have been remitted to the Company. The customers may exercise the guarantees, subject to certain performance requirements being met by the Company. The guarantees expire at various dates in 2015.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company does not have any material commitments or contingencies as of February 28, 2015.

NOTE 12: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 34% to pre-tax income as follows:

	February 28, 2015	February 28, 2014
Expected federal income tax	$288,945	$208,088
State tax, net of federal	31,371	12,100
Permanent timing difference	54,218	(6,771)
Research and development tax credits	(155,110)	(82,927)
Income tax	$219,424	$130,490

The net deferred tax asset is comprised of the following:

	February 28,	February 28,
	2015	2014
Inventory	$127,000	$103,000
Allowance for accounts receivable	17,000	13,000
Accrued expenses and other	97,000	59,000
Research tax credits	59,000	117,000
Deferred tax asset	300,000	292,000
Deferred tax liability	(210,000)	(202,000)
Net deferred tax asset	$90,000	$90,000

At February 28, 2015 and 2014, the Company had no remaining net operating loss carryforwards available. At February 28, 2015 and 2014, the Company has $59,000 and $117,000 of research and development tax credits, respectively, being carried forward.

NOTE 13: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2015, there were 190,600 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2015, there were 298,834 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

During Fiscal Year 2015, the Company granted options for 57,600 shares to officers at an exercise price of $1.19 and options for 10,000 shares exercisable at $1.26 to an employee of the Company.

During Fiscal Year 2014, the Company granted options for 135,500 shares exercisable at prices from $1.05 to $1.20 to employees of the Company.

A summary of the activity of both plans for the years ended February 28, 2015 and 2014 is as follows:

			Weighted Average
	Stock Options		Exercise Price		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance – February 28, 2013	1,322,718	549,425	$.67	$.77	$.39
Granted	135,500		1.06
Exercised	(501,645)		(.60)
Cancelled	(10,000)		(1.11)
Balance – February 28, 2014	946,573	435,714	$.76	$.82	$.41
Granted	67,600		1.20
Exercised	(478,739)		(.64)
Cancelled	(46,000)		(1.04)
Balance – February 28, 2015	489,434	353,934	$.97	$.86	$.32

The intrinsic value of the Company’s options exercised during the years ended February 28, 2015 and 2014 was $110,985 and $157,427, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2015:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	67,600	$ 1.19	$ .38
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2015 and 2014 was $191,542 and $369,659, respectively.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2015:

		Weighted Average
	Number	Remaining Life	Exercise	Number
	Outstanding	in Years	Price	Exercisable
Range of exercise prices:
$.42 to $.50	32,000	7.45	$ 0.47	21,500
$.51 to $1.00	207,334	7.25	$ 0.64	197,334
$1.01 to $1.95	250,100	7.27	$ 1.20	135,100
Total Options:	489,434			353,934

NOTE 14: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28,
	2015	2014

Numerator for basic and diluted earnings per share	$606,133	$484,474

Denominator for basic earnings per share - weighted average	14,737,204	14,541,869

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	109,604	38,296
Denominator for diluted earnings per share	14,846,808	14,580,165

Basic Earnings Per Share – Weighted Average	$0.04	$0.03

Diluted Earnings Per Share – Weighted Average	$0.04	$0.03

NOTE 15: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,
	2015	2014
Western Europe	$2,069,000	$1,817,000
Far East	2,147,000	3,328,000
Other	802,000	1,302,000
	$5,018,000	$6,447,000

During Fiscal Years 2015 and 2014, sales to foreign customers accounted for approximately $5,018,000 and $6,447,000, or 47% and 63% respectively, of total revenues.

One customer accounted for 7% of the Company’s sales for Fiscal Year ended February 28, 2015.

NOTE 16:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2015

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 26, 2015	/s/ Samuel Schwartz	May 26, 2015
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 26, 2015	/s/ Dr. Joseph Riemer	May 26, 2015
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Vice President and Director

/s/ Edward J. Handler, III	May 26, 2015	/s/ Philip A. Strasburg	May 26, 2015
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 26, 2015	/s/ Dr. Donald F. Mowbray	May 26, 2015
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director

/s/ Eric Haskell	May 26, 2015
Eric Haskell
Director

