Form 10-Q
period 2015-05-31
SONO TEK CORP
filed 2015-07-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

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

Large Accelerated Filer |_|	Accelerated Filer |_|	Smaller reporting company ☑
Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	July 10, 2015
Common Stock, par value $.01 per share	14,943,774

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – May 31, 2015 (Unaudited) and February 28, 2015	1

Condensed Consolidated Statements of Income – Three Months Ended May 31, 2015 and 2014 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Three Months Ended May 31, 2015 and 2014 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	16

Part II - Other Information	17

Signatures and Certifications	18 - 22

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,
	2015	February 28,
	(Unaudited)	2015
ASSETS
Current Assets:
Cash and cash equivalents	$ 2 ,717,176	$2,562,782
Marketable securities	1,650,594	1,652,485
Accounts receivable (less allowance of $40,000 and $43,047 at May 31 and February 28, respectively)	725,462	1,029,250
Inventories, net	2,255,322	2,059,177
Prepaid expenses and other current assets	60,291	94,487
Total current assets	7,408,845	7,398,181

Land	250,000	250,000
Buildings, net	1,988,194	2,015,625
Equipment, furnishings and building improvements, net	667,111	661,411
Intangible assets, net	171,966	175,412
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$10,576,137	$10,590,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$638,325	$584,963
Accrued expenses	718,804	691,937
Customer deposits	427,385	462,168
Current portion of long term debt	142,791	158,184
Income taxes payable	54,523	229,927
Total current liabilities	1,981,828	2,127,179

Long term debt, less current maturities	1,285,494	1,319,737
Total liabilities	3,267,322	3,446,916

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,933,107 shares issued and outstanding	149,331	149,331
Additional paid-in capital	8,777,220	8,766,160
Accumulated deficit	(1,617,736)	(1,771,757)
Total stockholders’ equity	7,308,815	7,143,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,576,137	$10,590,650

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2015	2014

Net Sales	$2,882,897	$2,420,699
Cost of Goods Sold	1,509,766	1,272,733
Gross Profit	1,373,131	1,147,966

Operating Expenses
Research and product development costs	282,131	235,848
Marketing and selling expenses	571,627	543,847
General and administrative costs	256,784	241,585
Rental operations expense	39,545	39,159
Total Operating Expenses	1,150,087	1,060,439

Operating Income	223,044	87,527

Interest Expense	(15,288)	(16,035)
Interest Income	13,760	1,584
Other (expense) income	(14,280)	8,715

Income Before Income Taxes	207,236	81,791

Income Tax Expense	53,214	15,149

Net Income	$154,022	$66,642

Basic Earnings Per Share	$0.01	$0.00

Diluted Earnings Per Share	$0.01	$0.00

Weighted Average Shares - Basic	14,833,107	14,709,773

Weighted Average Shares - Diluted	14,926,642	14,836,943

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$154,022	$66,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102,176	93,283
Stock based compensation expense	11,061	13,480
Allowance for doubtful accounts	(3,047)	3,000
Inventory reserve	30,000	30,000
Unrealized loss on marketable securities	13,268	—
Decrease (Increase) in:
Accounts receivable	306,835	(20,600)
Inventories	(226,145)	(146,568)
Prepaid expenses and other current assets	34,197	45,486
(Decrease) Increase in:
Accounts payable and accrued expenses	80,228	(104,167)
Customer Deposits	(34,782)	(229,157)
Income taxes payable	(175,404)	(111,929)
Net Cash Provided by (Used In) Operating Activities	292,409	(360,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	(1,010)	(17,550)
Purchase of equipment and furnishings	(75,992)	(90,682)
(Purchase) of marketable securities	(11,377)	(505,903)
Net Cash (Used In) Investing Activities	(88,379)	(614,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(49,636)	(47,958)
Net Cash (Used In) Financing Activities	(49,636)	(47,958)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,394	(1,022,623)

CASH AND CASH EQUIVALENTS
Beginning of period	2,562,782	3,232,021
End of period	$2,717,176	$2,209,398

SUPPLEMENTAL DISCLOSURE:
Interest paid	$15,288	$16,035
Taxes Paid	$228,618	$127,046

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Three Months Ended May 31, 2015 and 2014

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2015 and February 28, 2015:

	Quoted Prices in Active Markets
	(Level 1)
	May 31, 2015	February 28, 2015

Marketable Securities	$1,650,594	$1,652,485

Marketable Securities include mutual funds of $1,650,594, which are considered to be highly liquid and easily tradable as of May 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2015, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $119,373 and $116,804 at May 31, 2015 and February 28, 2015, respectively. Annual amortization expense of such intangible assets is expected to be $9,000 per year for the next five years.

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

NOTE 2: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2015	2015

Finished goods	$536,755	$441,026
Work in process	760,810	220,577
Raw materials and subassemblies	1,075,029	1,692,202
Total	2,372,594	2,353,805
Less: Allowance	(117,272)	(294,628)
Net inventories	$2,255,322	$2,059,177

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2015, there were 190,600 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2015, there were 298,834 options outstanding under the 2003 Plan, under which no additional options may be granted.

NOTE 4: STOCK BASED COMPENSATION

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2015, no options were issued.

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

For the three months ended May 31, 2015 and 2014, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $11,061 and $13,480 in additional compensation expense during the three months ended May 31, 2015 and 2014, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at May 31, 2015 and 2014, are calculated as follows:

	Three Months Ended May 31,
	2015	2014

Denominator for basic earnings per share	14,833,107	14,709,773

Dilutive effect of stock options	93,535	127,170

Denominator for diluted earnings per share	14,926,642	14,836,943

Basic Earnings Per Share	$0.01	$.00

Diluted Earnings Per Share	$0.01	$.00

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2015	2015

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	$5,149	$20,542

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,423,136	1,457,379

Total long term debt	1,428,285	1,477,921
Due within one year	142,791	158,184
Due after one year	$1,285,494	$1,319,737

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at May 31, 2015. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2015, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the three months ended May 31, 2015 and 2014, segment information is as follows:

	Three Months Ended May 31, 2015				Three Months Ended May 31, 2014
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	;
Net Sales	$2,858,597	$73,374	$49,074	$2,882,897	$2,401,949	$67,824	$49,074	$2,420,699
Rental Expense	$49,074	$39,545	$(49,074)	$39,545	$49,074	$39,159	$(49,074)	$39,159
Interest Expense	$75	$15,213		$15,288	$394	$16,035		$16,429
Net Income	$135,406	$18,616		$154,022	$54,012	$12,630		$66,642
Assets	$8,078,215	$2,497,922		$10,576,137	$6,876,160	$2,489,912		$9,366,072
Debt	$5,149	$1,423,136		$1,428,285	$66,091	$1,556,475		$1,622,566

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

Our precision coating systems provide superior surface uniformity and density, which are directly related to enhanced energy efficiency. Our systems also afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes compared to ordinary pressure nozzles. Some examples of our products marketed to the advanced energy industry include: ExactaCoat FC & SC, FlexiCoat FC & SC, and SonoFlow Fusion.

3.	Medical Device Industry.

Our ultrasonic coating technology is used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents with precise and uniform micronic layers of polymers and drugs; coating of various implantable devices with lubricous materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries, and the continuing demand for our systems from these customers is indicative of the high quality performance that our systems provide these customers. Some examples of our products marketed to the medical device industry include: MediCoat I; Medicoat II; Medicoat PSI; AccuMist; MicroMist; and Balloon Catheter Coater.

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

6.      Food Industry.

The food industry is evolving in response to greater demands for reduction of food borne illnesses. We have successfully introduced an anti-microbial coating system for sliced packaged meats, and we are focusing efforts on those global food companies that will need this technology to meet the new demands. We have also introduced our systems to other segments of the food industry for the coating of flavors, ingredients and other additives of interest. Most of our food industry equipment is designed on the WideTrack platform.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $156,000 from a working capital of $5,271,000 at February 28, 2015 to $5,427,000 at May 31, 2015. The increase in working capital is due to the current period’s net income of $154,000, offset by cash outflows of $1,000 for patent application costs, $76,000 for the purchase of equipment and furnishings, and $50,000 for the repayment of notes payable. In addition, we incurred non-cash items for depreciation and amortization of $102,000, stock based compensation expense of $11,000, $13,000 reserve for our marketable securities and a decrease to our bad debt reserve of $3,000. The Company’s current ratio is 3.7 to 1 at May 31, 2015 as compared to 3.5 to 1 at February 28, 2015.

At May 31, 2015, our working capital included $4,368,000 of cash and marketable securities as compared to $4,215,000 of cash and marketable securities at February 28, 2015.

Stockholders’ Equity – Stockholder’s Equity increased $165,000 from $7,144,000 at February 28, 2015 to $7,309,000 at May 31, 2015. The increase is a result of net income of $154,000 and stock based compensation expense of $11,000.

Operating Activities – Our operating activities provided $292,000 of cash for the three months ended May 31, 2015 as compared to using $361,000 for the three months ended May 31, 2014. During the three months ended May 31, 2015, the current period net income was $154,000, accounts receivable decreased $307,000, inventories increased $226,000, prepaid expenses decreased $34,000, accounts payable and accrued expenses increased $80,000, customer deposits decreased $35,000 and income taxes payable decreased $175,000. In addition, in the current period we incurred non-cash expenses of $102,000 for depreciation and amortization, $11,000 for stock based compensation expense, ($3,000) for bad debt expense, $30,000 for our inventory reserve and $13,000 for an unrealized loss on our marketable securities.

Inventories increased $226,000 during the three months ended May 31, 2015. At May 31, 2015, our raw material inventory decreased by $51,000, work in process inventory increased by $137,000 and finished goods inventory increased by $140,000. The increase in these inventories is due to our forecasted sales for the remainder of our fiscal year.

Investing Activities – For the three months ended May 31, 2015, we used $77,000 for the purchase of equipment or improvements and $11,000 for the purchase of marketable securities. For the three months ended May 31, 2014 we used $18,000 for patent application costs and $91,000 the purchase of equipment or improvements. In addition, we purchased $506,000 of marketable securities, in the prior year period.

Financing Activities – For the three months ended May 31, 2015, we used $50,000 for the repayment of our notes payable.

Net Increase in Cash – For the three months ended May 31, 2015, our cash balance increased by $154,000 as compared to a decrease of $1,023,000 for the three months ended May 31, 2014. During the three months ended May 31, 2015, our operations provided $292,000 of cash, we used $88,000 in investing activities and we used $50,000 in our financing activities.

The increase in cash during the current period when compared to the prior year is primarily due to: the purchase of $506,000 of marketable securities, a decrease of customer deposits of $229,000, and a decrease of accounts payable and accrued expenses of $104,000, all of which occured in the prior year.

Results of Operations

Ultrasonic Spraying Systems Segment:

For the three months ended May 31, 2015, our sales increased $457,000 to $2,859,000 as compared to $2,402,000 for the three months ended May 31, 2014. During the three month period ended May 31, 2015, we experienced an increase in sales of our Widetrack units. The increase was offset by a decrease in sales of XYZ Platform Units.

Sales of our Stentcoaters, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. We have seen the demand for our products fluctuate and demand is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Our gross profit increased $225,000 to $1,373,000 for the three months ended May 31, 2015 from $1,148,000 for the three months ended May 31, 2014. The gross profit margin was 48% of sales for the three months ended May 31, 2015 compared to 47% for the prior year period. The improvement in the current period’s gross margin is due to an increase in sales of our higher gross margin Widetrack Units.

Research and product development costs increased $46,000 to $282,000 for the three months ended May 31, 2015 from $236,000 for the three months ended May 31, 2014. The increase is due to increased salaries.

Marketing and selling costs increased $28,000 to $572,000 for the three months ended May 31, 2015 from $544,000 for the three months ended May 31, 2014. During the three months ended May 31, 2015, we experienced an increase in international commission expense of $43,000 which was offset by a decrease in travel and trade shows of $15,000.

General and administrative costs increased $15,000 to $257,000 for the three months ended May 31, 2015 from $242,000 for the three months ended May 31, 2014. The increase was due to increased corporate expenses, professional fees and insurance.

Rental Real Estate Operations:

For the three months ended May 31, 2015, our real estate operations generated $24,000 in rental income from unrelated third parties and incurred $40,000 in operating expenses and $15,000 in interest expense resulting in a net loss of $31,000. The $31,000 loss excludes any inter-company rent.

Condensed Consolidated Results:

We had net income of $154,000 for the three months ended May 31, 2015 as compared to $67,000 for the three months ended May 31, 2014. The increase in our net income for the three months ended May 31, 2015 is due to an increase in our sales combined with an increase in our gross profit margin.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2015.

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

Although the Company's assets included $2,717,000 in cash and $1,651,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2015. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 15, 2015

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer

