Form 10-Q
period 2015-08-31
SONO TEK CORP
filed 2015-10-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 19

Commission File No.: 0-16035

(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	October 13, 2015
Common Stock, par value $.01 per share	14,946,274

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 – 3

Condensed Consolidated Balance Sheets – August 31, 2015 (Unaudited) and February 28, 2015	1

Condensed Consolidated Statements of Income – Six Months and Three Months Ended August 31, 2015 and 2014 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2015 and 2014 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 – 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	16

Part II - Other Information	17

Signatures and Certifications	19 – 23

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	August 31,	February 28,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,185,230	$2,562,782
Marketable Securities	1,620,261	1,652,485
Accounts receivable (less allowance of $40,000 and $43,047 at August 31 and February 28, respectively)	1,104,714	1,029,250
Inventories, net	2,434,615	2,059,177
Prepaid expenses and other current assets	52,646	94,487
Total current assets	7,397,466	7,398,181

Land	250,000	250,000
Buildings, net	1,972,034	2,015,625
Equipment, furnishings and building improvements, net	732,807	661,411
Intangible and other assets, net	174,609	175,412
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$10,616,937	$10,590,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$574,999	$584,963
Accrued expenses	667,807	691,937
Customer deposits	412,041	462,168
Current maturities of long term debt	137,642	158,184
Income taxes payable	106,949	229,927
Total current liabilities	1,899,438	2,127,179

Long term debt, less current maturities	1,251,393	1,319,737
Total liabilities	3,150,831	3,446,916

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,946,274 and 14,933,107 shares issued and outstanding, at August 31 and February 28, respectively	149,463	149,331
Additional paid-in capital	8,790,788	8,766,160
Accumulated deficit	(1,474,145)	(1,771,757)
Total stockholders’ equity	7,466,106	7,143,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,616,937	$10,590,650

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Six Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014

Net Sales	$5,857,570	$5,054,426	$2,974,673	$2,633,727
Cost of Goods Sold	2,994,835	2,604,373	1,485,069	1,331,640
Gross Profit	2,862,735	2,450,053	1,489,604	1,302,087

Operating Expenses
Research and product development costs	614,937	490,830	332,806	254,983
Marketing and selling expenses	1,163,701	1,097,694	592,074	553,846
General and administrative costs	544,288	493,264	287,503	251,680
Rental operations expense	78,332	81,574	38,787	42,414
Total Operating Expenses	2,401,258	2,163,362	1,251,170	1,102,923

Operating Income	461,477	286,691	238,434	199,164

Interest Expense	(30,064)	(32,310)	(14,851)	(16,275)
Interest Income	26,395	9,718	12,708	7,740
Other (expense) income	(54,460)	6,257	(40,180)	(2,065)

Income from Operations Before Income Taxes	403,348	270,356	196,111	188,564

Income Tax Expense	105,736	88,689	52,521	73,540

Net Income	$297,612	$181,667	$143,590	$115,024

Basic Earnings Per Share	$0.02	$0.01	$0.01	$0.01

Diluted Earnings Per Share	$0.02	$0.01	$0.01	$0.01

Weighted Average Shares - Basic	14,938,615	14,711,770	14,944,124	14,713,788

Weighted Average Shares - Diluted	15,033,588	14,859,769	15,046,066	14,876,819

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$297,612	$181,667

Adjustments to reconcile net income to net cash (used in) by operating activities:
Depreciation and amortization	215,792	193,613
Stock based compensation expense	22,085	23,348
Allowance for doubtful accounts	(3,047)	6,000
Inventory reserve	60,000	60,000
Unrealized loss on marketable securities	53,779	—
(Increase) Decrease in:
Accounts receivable	(72,417)	(550,300)
Inventories	(435,436)	(391,388)
Prepaid expenses and other current assets	41,841	134,290
Increase (Decrease) in:
Accounts payable and accrued expenses	(34,094)	59,638
Customer Deposits	(50,127)	38,032
Income Taxes Payable	(122,978)	(38,358)
Net Cash (Used in) Operating Activities	(26,990)	(283,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application and other asset costs	(6,776)	(17,400)
Purchase of equipment and furnishings	(236,021)	(110,552)
(Purchase) of marketable securities	(21,554)	(509,244)
Net Cash (Used In) Investing Activities	(264,351)	(637,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,675	—
Repayments of notes payable and loans	(88,886)	(95,658)
Net Cash (Used In) Financing Activities	(86,211)	(95,658)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(377,552)	(1,016,312)

CASH AND CASH EQUIVALENTS
Beginning of period	2,562,782	3,232,021
End of period	$2,185,230	$2,215,709

SUPPLEMENTAL DISCLOSURE:
Interest paid	$30,064	$32,310
Income Taxes Paid	$228,618	$127,046

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended August 31, 2015 and 2014

(Unaudited)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2015 and February 28, 2015:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2015	February 28, 2015
Marketable Securities	$1,620,261	$1,652,485

Marketable Securities include mutual funds of $1,620,261, which are considered to be highly liquid and easily tradable as of August 31, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

Impact of New Accounting Pronouncements - All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective are not expected to have any impact on the Company.

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $122,111 and $116,804 at August 31, 2015 and February 28, 2015, respectively. Annual amortization expense of such intangible assets is expected to be $9,000 per year for the next five years.

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

Reclassifications – Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2: INVENTORIES

Inventories consist of the following:

	August 31, 2015	February 28, 2015

Finished goods	$607,061	$441,026
Work in process	400,682	220,577
Raw materials and subassemblies	1,574,144	1,692,202
Total	2,581,887	2,353,805
Less: Allowance	(147,272)	(294,628)
Net inventories	$2,434,615	$2,059,177

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan, options expire ten years after the date of grant. As of August 31, 2015, there were 254,100 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of August 31, 2015, there were 240,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the six months ended August 31, 2015 and 2014, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $23,000 and $22,000 in additional compensation expense during the six months ended August 31, 2015 and 2014, respectively. Such amounts are included in general and administrative expenses on the statements of income. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at August 31, 2015 and 2014 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2015	2014	2015	2014

Denominator for basic earnings per share	14,938,615	14,711,770	14,944,124	14,713,788

Dilutive effect of stock options	94,973	147,999	101,942	163,031

Denominator for diluted earnings per share	15,033,588	14,859,769	15,046,066	14,876,819

Basic Earnings Per Share	$0.02	$0.01	$0.01	$0.01

Diluted Earnings Per Share	$0.02	$0.01	$0.01	$0.01

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2015	2015
Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	$1,389,035	$1,457,379

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	—	20,542

Total long term debt	1,389,035	1,477,921
Due within one year	137,642	158,184
Due after one year	$1,251,393	$1,319,737

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at August 31, 2015. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2015, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the six and three months ended August 31, 2015 and 2014, segment information is as follows:

	Six Months Ended August 31, 2015				Three Months Ended August 31, 2015
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$5,810,820	$144,899	$98,149	$5,857,570	$2,952,223	$71,524	$49,074	$2,974,673
Rental Expense	$98,149	$78,332	$(98,149)	$78,332	$49,074	$38,787	$(49,074)	$38,787
Interest Expense	$75	$29,989		$30,064	$—	$14,851		$14,851
Net Income	$261,110	$36,502		$297,612	$110,853	$32,737		$143,590
Assets	$8,132,679	$2,484,258		$10,616,937	$8,132,679	$2,484,258		$10,616,937
Debt	$—	$1,389,035		$1,389,035	$—	$1,389,035		$1,389,035

	Six Months Ended August 31, 2014				Three Months Ended August 31, 2014
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$5,011,376	$141,199	$98,149	$5,054,426	$2,609,427	$73,374	$49,074	$2,633,727
Rental Expense	$98,149	$81,574	$(98,149)	$81,574	$49,074	$42,414	$(49,074)	$42,414
Interest Expense	$833	$31,477		$32,310	$472	$15,803		$16,275
Net Income	$154,352	$27,315		$181,667	$100,339	$14,685		$115,024
Assets	$7,472,177	$2,475,802		$9,947,979	$7,472,177	$2,475,802		$9,947,979
Debt	$51,073	$1,523,793		$1,574,866	$51,073	$1,523,793		$1,574,866

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $227,000 from a working capital of $5,271,000 at February 28, 2015 to $5,498,000 at August 31, 2015. The increase in working capital is primarily due to the current period’s net income of $298,000, offset by cash outflows of $226,000 for the purchase of equipment and furnishings and for patent costs and $89,000 for the repayment of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization of $216,000 and stock based compensation expense of $22,000. The Company’s current ratio is 3.9 to 1 at August 31, 2015 as compared to 3.5 to 1 at February 28, 2015.

Stockholders’ Equity – Stockholder’s Equity increased $322,000 from $7,144,000 at February 28, 2015 to $7,466,000 at August 31, 2015. The increase is a result of net income of $298,000, stock based compensation of $22,000 and $3,000 for the exercise of stock options.

Operating Activities – Our operating activities used $27,000 of cash for the six months ended August 31, 2015 as compared to using $283,000 for the six months ended August 31, 2014. During the six months ended August 31, 2015, net income was $298,000, accounts receivable increased $73,000, inventories increased $436,000, prepaid expenses decreased $42,000, accounts payable and accrued expenses decreased $34,000, customer deposits decreased $50,000 and income taxes payable decreased $123,000 when compared to the prior year period. In addition, in the current period we incurred non-cash expenses of $216,000 for depreciation and amortization, $22,000 for stock based compensation expense, ($3,000) for bad debt expense, $60,000 for our inventory reserve and $54,000 for an unrealized loss on our marketable securities.

Inventories increased $436,000 during the six months ended August 31, 2015. At August 31, 2015, our finished goods inventory increased by $186,000 and our work in process inventory increased $180,000. We increased these inventories on the basis of forecasted sales for the remainder of the fiscal year. Subsequent to August 31, 2015, we sold approximately $278,000 of these inventories.

Investing Activities – Our investing activities used $264,000 of cash for the six months ended August 31, 2015 as compared to using $637,000 for the six months ended August 31, 2014. We used $236,000 for the purchase of capital equipment, $7,000 for patent application costs and $21,000 for the purchase of marketable securities.

Financing Activities – For the three months ended August 31, 2015, we used $89,000 for the repayment of our notes payable compared to $96,000 for the prior year period.

Net Decrease in Cash – For the six months ended August 31, 2015, our cash balance decreased by $378,000 as compared to a decrease of $1,016,000 for the six months ended August 31, 2014. During the six months ended August 31, 2015, our operations used $27,000 of cash, we used $264,000 in our investing activities and we used $87,000 in our financing activities.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Six Months Ended August 31,		Change		Three Months Ended August 31,		Change
	2015	2014	$	%	2015	2014	$	%
Net Sales	$5,810,820	$5,011,376	$799,444	16%	$2,952,223	$2,609,427	$342,796	13%
Cost of Goods Sold	2,994,835	2,604,373	390,462	15%	1,485,068	1,331,640	153,428	12%
Gross Profit	$2,815,985	$2,407,003	$408,982	17%	$1,467,155	$1,277,787	$189,368	15%

Gross Profit Margin %	48%	48%			50%	49%

For the six months ended August 31, 2015, our sales increased $799,000 or 16% to $5,811,000 as compared to $5,011,000 for the six months ended August 31, 2014. During the six month period ended August 31, 2015, we experienced an increase in sales of our Widetrack Glass Coating Units and Servo PCB Fluxing Units. These increases were offset by a decrease in sales of our Nozzles, Generators, Stent Coater units, XYZ platform units and Solder Recovery Systems.

For the three months ended August 31, 2015, our sales increased $343,000 or 13% to $2,952,000 as compared to $2,609,000 for the three months ended August 31, 2014. During the three month period ended August 31, 2015, we experienced an increase in sales of our Widetrack Glass Coating Units and Servo PCB Fluxing Units. The increase in these sales was offset by a decrease in sales of our Nozzles, Generators, Stent Coater units, XYZ platform units and Solder Recovery Systems.

For the three months ended August 31, 2015, we sold a special Widetrack system, valued at $360,000, to a significant global food manufacturer. This sale is our single largest to the food industry to date. The customer has the potential to buy an additional system every 12 to 18 months as part of a planned multi-year roll out of our technology among all of its manufacturing sites.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Our gross profit increased $409,000 to $2,816,000 for the six months ended August 31, 2015 from $2,407,000 for the six months ended August 31, 2014. The gross profit margin was 48% of sales for the six months ended August 31, 2015 and 2014.

For the three months ended August 31, 2015, our gross profit increased $189,000 to $1,467,000 from $1,278,000 for the three months ended August 30, 2014. The gross profit margin was 50% of sales for the three months ended August 31, 2015 and 49% for the three months ended August 31, 2014.

Research and product development costs increased $124,000 to $615,000 for the six months ended August 31, 2015 from $491,000 for the six months ended August 31, 2014. The increase is due to increased salaries and engineering headcount and research and development materials. During the three months ended August 31, 2015, salaries and research and development materials increased when compared to the prior year period. The increase in research and product development costs is a result of our ongoing development of new systems for the food and electronics segments.

Marketing and selling costs increased $66,000 to $1,164,000 for the six months ended August 31, 2015 from $1,098,000 for the six months ended August 31, 2014. The increase is due to increased international commission expense and salaries. During the three months ended August 31, 2015, international commission expense and salary expense increased when compared to the prior year.

General and administrative costs increased $51,000 to $544,000 for the six months ended August 31, 2015 from $493,000 for the six months ended August 31, 2014. The increase is due to increased insurance and corporate expenses. During the three months ended August 31, 2015, insurance and corporate expenses increased when compared to the prior year.

Rental Real Estate Operations:

For the six months ended August 31, 2015, our real estate operations generated $47,000 in rental income from unrelated third parties and incurred $78,000 in operating expenses and $30,000 in interest expense resulting in a net loss of $61,000. The $61,000 loss excludes any inter-company rent.

Interest Income - Other (Expense) Income:

During the six months ended August 31, 2015, we recorded interest and investment income of approximately $26,000 as compared to $10,000 for the six months ended August 31, 2014. During the six months ended August 31, 2015, we recorded an unrealized loss on our marketable securities of $54,000 compared to a gain of $6,000 for the six months ended August 31, 2014. The loss of $54,000 in the current year period was due to a drop in the values of our marketable securities. Based on the structure of our investment portfolio, we do not believe that we will be required to recognize a material loss when our current investments mature.

Interest Expense:

Interest expense decreased $2,000 to $30,000 for the six months ended August 31, 2015 as compared to $32,000 for the prior year period.

Condensed Consolidated Results:

We had net income of $298,000 for the six months ended August 31, 2015 as compared to $182,000 for the six months ended August 31, 2014. For the six months ended August 31, 2015, our sales increased $803,000, gross profit increased $413,000, operating expenses increased $238,000, and net interest/other expense increased $44,000. Our basic and diluted earnings per share was $0.02 for the six months ended August 31, 2015 as compared to the basic and diluted earnings per share of $0.01 for the six months ended August 31, 2014. The basic and diluted earnings per share for the three months ended August 31, 2015 and 2014 was $0.01.

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

Although the Company's assets included $2,185,000 in cash and $1,620,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2015. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 15, 2015

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer