Form 10-Q
period 2015-11-30
SONO TEK CORP
filed 2016-01-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	January 7, 2016
Common Stock, par value $.01 per share	14,946,274

 SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – November 30, 2015 (Unaudited) and February 28, 2015	1

Condensed Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2015 and 2014 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2015 and 2014 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 – Controls and Procedures	18

Part II - Other Information	19

Signatures and Certifications	20-24

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	November 30,	February 28,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,502,714	$2,562,782
Marketable Securities	1,630,185	1,652,485
Accounts receivable (less allowance of $43,000 and $43,047 at November 30 and February 28, respectively)	959,759	1,029,250
Inventories, net	2,393,969	2,059,177
Prepaid expenses and other current assets	64,905	94,487
Total current assets	7,551,532	7,398,181

Land	250,000	250,000
Buildings, net	1,955,874	2,015,625
Equipment, furnishings and building improvements, net	810,243	661,411
Intangible and other assets, net	175,928	175,412
Deferred tax asset	90,021	90,021

TOTAL ASSETS	$10,833,598	$10,590,650

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$618,116	$584,963
Accrued expenses	633,252	691,937
Customer deposits	358,938	462,168
Current maturities of long term debt	137,642	158,184
Income taxes payable	147,170	229,927
Total current liabilities	1,895,118	2,127,179

Long term debt, less current maturities	1,216,928	1,319,737
Total liabilities	3,112,046	3,446,916

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,946,274 and 14,933,107 shares issued and outstanding, at November 30 and February 28, respectively	149,463	149,331
Additional paid-in capital	8,802,670	8,766,160
Accumulated deficit	(1,230,581)	(1,771,757)
Total stockholders’ equity	7,721,552	7,143,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,833,598	$10,590,650

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Nine Months Ended November 30,		Three Months Ended November 30,
	2015	2014	2015	2014

Net Sales	$8,890,027	$7,906,332	$3,032,457	$2,851,906
Cost of Goods Sold	4,561,173	4,056,590	1,566,338	1,452,217
Gross Profit	4,328,854	3,849,742	1,466,119	1,399,689

Operating Expenses
Research and product development costs	918,421	740,122	303,484	249,292
Marketing and selling expenses	1,738,078	1,646,979	574,377	549,285
General and administrative costs	810,535	769,639	266,246	276,375
Rental operations expense	120,779	118,011	42,447	36,437
Total Operating Expenses	3,587,813	3,274,751	1,186,554	1,111,389

Operating Income	741,041	574,991	279,565	288,300

Interest Expense	(44,395)	(49,135)	(14,331)	(15,754)
Interest Income	41,035	17,977	14,640	8,260
Other (expense) income	(49,637)	5,238	4,823	(2,091)

Income from Operations Before Income Taxes	688,044	549,071	284,697	278,715

Income Tax Expense	146,868	164,971	41,132	76,283

Net Income	$541,176	$384,100	$243,565	$202,432

Basic Earnings Per Share	$0.04	$0.03	$0.02	$0.01

Diluted Earnings Per Share	$0.04	$0.03	$0.02	$0.01

Weighted Average Shares - Basic	14,941,150	14,713,893	14,946,274	14,718,162

Weighted Average Shares - Diluted	15,040,273	14,942,137	15,043,873	14,958,070

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$541,176	$384,100

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341,342	295,297
Stock based compensation expense	33,967	34,287
Allowance for doubtful accounts	(3,047)	9,000
Inventory reserve	90,000	90,000
Unrealized loss on marketable securities	55,980	—
(Increase) Decrease in:
Accounts receivable	69,538	(78,288)
Inventories	(418,577)	(567,520)
Prepaid expenses and other current assets	29,582	78,733
Increase (Decrease) in:
Accounts payable and accrued expenses	(25,532)	351,716
Customer Deposits	(103,230)	(35,631)
Income Taxes Payable	(82,757)	37,894
Net Cash Provided by Operating Activities	528,442	599,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application and other asset costs	(14,786)	(21,225)
Purchase of equipment and furnishings	(419,368)	(208,702)
(Purchase) of marketable securities	(33,680)	(1,006,921)
Net Cash (Used In) Investing Activities	(467,834)	(1,236,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,675	—
Repayments of notes payable and loans	(123,351)	(143,913)
Net Cash (Used In) Financing Activities	(120,676)	(143,913)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,068)	(781,173)

CASH AND CASH EQUIVALENTS
Beginning of period	2,562,782	3,232,021
End of period	$2,502,714	$2,450,848

SUPPLEMENTAL DISCLOSURE:
Interest paid	$44,395	$49,135
Taxes Paid	$228,714	$127,046

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months November 30, 2015 and 2014

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2015 and February 28, 2015:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2015	February 28, 2015

Marketable Securities	$1,630,185	$1,652,485

Marketable Securities include mutual funds of $1,630,185, which are considered to be highly liquid and easily tradable as of November 30, 2015. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy.

Impact of New Accounting Pronouncements - All new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company, hence the adoption of these new accounting pronouncements once effective are not expected to have any impact on the Company.

Intangible Assets – Include cost of patent applications that are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization is $125,118 and $116,804 at November 30, 2015 and February 28, 2015, respectively. Annual amortization expense of such intangible assets is expected to be $11,000 per year for the next five years.

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

Reclassifications – Certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 2: INVENTORIES

Inventories consist of the following:

	November 30, 2015	February 28, 2015

Finished goods	$623,819	$441,026
Work in process	271,341	220,577
Raw materials and subassemblies	1,676,081	1,692,202
Total	2,571,241	2,353,805
Less: Allowance	(177,272)	(294,628)
Net inventories	$2,393,969	$2,059,177

NOTE 3: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan, options expire ten years after the date of grant. As of November 30, 2015, there were 254,100 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of November 30, 2015, there were 240,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the nine months ended November 30, 2015 and 2014, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $34,000 in additional compensation expense during the nine months ended November 30, 2015 and 2014. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: EARNINGS PER SHARE

The denominator for the calculation of diluted earnings per share at November 30, 2015 and 2014 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2015	2014	2015	2014

Denominator for basic earnings per share	14,941,150	14,713,893	14,946,274	14,718,162

Dilutive effect of stock options	99,123	228,244	97,599	239,908

Denominator for diluted earnings per share	15,040,273	14,942,137	15,043,873	14,958,070

NOTE 6: LONG TERM DEBT

Long-term debt consists of the following:

	November 30, 2015	February 28, 2015
Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	$—	$20,542

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,354,570	1,457,379

Total long term debt	1,354,570	1,477,921
Due within one year	137,642	158,184
Due after one year	$1,216,928	$1,319,737

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.25% at November 30, 2015. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of November 30, 2015, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the nine and three months ended November 30, 2015 and 2014, segment information is as follows:

	Nine Months Ended November 30, 2015				Three Months Ended November 30, 2015
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$8,819,278	$217,972	$147,223	$8,890,027	$3,008,458	$73,073	$49,074	$3,032,457
Rental Expense	$147,223	$120,779	$(147,223)	$120,779	$49,074	$42,447	$(49,074)	$42,447
Interest Expense	$75	$44,320		$44,395	$—	$14,331		$14,331
Net Income (Loss)	$635,526	($94,350)		$541,176	$271,220	($27,655)		$243,565
Assets	$8,369,038	$2,464,560		$10,833,598	$8,369,038	$2,464,560		$10,833,598
Debt	$—	$1,354,570		$1,354,570	$—	$1,354,570		$1,354,570

	Nine Months Ended November 30, 2014				Three Months Ended November 30, 2014
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,838,982	$214,573	$147,223	$7,906,332	$2,827,606	$73,374	$49,074	$2,851,906
Rental Expense	$147,223	$118,011	$(147,223)	$118,011	$49,074	$36,437	$(49,074)	$36,437
Interest Expense	$1,071	$48,064		$49,135	$236	$15,518		$15,754
Net Income (Loss)	$482,825	($98,725)		$384,100	$230,087	($27,655)		$202,432
Assets	$7,871,820	$2,535,792		$10,407,612	$7,871,820	$2,535,792		$10,407,612
Debt	$35,849	$1,490,763		$1,526,612	$35,849	$1,490,763		$1,526,612

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

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The primary customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

2.	SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 18 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. This is an economically priced system which sells effectively in the price competitive Asian market.

3.	SonoFlux Servo – a newer spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the AccuMist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products minimize waste of expensive drug polymer coatings and provide high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We have recently developed additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

5.	WideTrack – Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from six inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to 13 feet wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

6.	Exactacoat/Flexicoat – We offer a line of robotic XYZ coating equipment for applications involving 3D coatings for fuel cell membranes, solar energy panels and specialty lens products. This equipment is offered in bench-top configurations as our ExactaCoat product and standalone as our FlexiCoat product. These platforms position and move our nozzle systems in a precise three dimensional application pattern. These coaters are extremely efficient especially when combined with our novel ultrasonic syringe pump (patent pending) to agitate and suspend the carbon based suspensions needed in fuel cell applications.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $385,000 from a working capital of $5,271,000 at February 28, 2015 to $5,657,000 at November 30, 2015. The increase in working capital is due to the current period’s net income of $541,000 and $3,000 for the exercise of stock options, offset by expenditures of $432,000 for the purchase of equipment and furnishings and for patent costs and $102,000 for the net repayment of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization of $341,000 and stock based compensation expense of $34,000. The Company’s current ratio is 3.9 to 1 at November 30, 2015 as compared to 3.5 to 1 at February 28, 2015.

At November 30, 2015, our working capital includes $2,503,000 of cash and $1,630,000 of marketable securities, a total of $4,133,000. At February 28, 2015, our working capital inclued $2,563,000 of cash and $1,652,000 of marketable securities, a total of $4,215,000. The aggregate balance of cash and marketable securities decreased $82,000 during the nine month period ended November 30, 2015.

Stockholders’ Equity – Stockholder’s Equity increased $578,000 from $7,144,000 at February 28, 2015 to $7,722,000 at November 30, 2015. The increase is a result of net income of $541,000, stock based compensation expense of $34,000 and $3,000 for the exercise of stock options.

Operating Activities – Our operating activities provided $528,000 of cash for the nine months ended November 30, 2015 as compared to providing $600,000 for the nine months ended November 30, 2014. During the nine months ended November 30, 2015, net income was $541,000, accounts receivable decreased $70,000, inventories increased $419,000, prepaid expenses decreased $30,000, accounts payable and accrued expenses decreased $26,000, customer deposits decreased $103,000 and income taxes payable decreased $83,000 when compared to the prior year period. In addition, in the current period we incurred non-cash expenses of $341,000 for depreciation and amortization, $34,000 for stock based compensation expense, ($3,000) for bad debt expense, $90,000 for our inventory reserve and $56,000 for an unrealized loss on our marketable securities.

Inventories increased $419,000 during the nine months ended November 30, 2015. At November 30, 2015, our raw material and finished goods inventories increased by $288,000. The increase in these inventories is due to our forecasted sales for the remainder of our fiscal year. In addition, our work in process inventory increased $51,000. The work in process increase is due to shipments that are planned for our fourth fiscal quarter. Subsequent to November 30, 2015, we sold approximately $224,000 of these inventories.

Investing Activities – Our investing activities used $468,000 of cash for the nine months ended November 30, 2015 as compared to using $1,237,000 for the nine months ended November 30, 2014. We used $419,000 for the purchase of capital equipment, $15,000 for patent application costs and $34,000 for the purchase of marketable securities.

During the nine months ended November 30, 2014, we used $209,000 for the purchase of capital equipment, $21,000 for patent application costs and $1,007,000 for the purchase of marketable securities.

Financing Activities – For the nine months ended November 30, 2015, we used $123,000 for the repayment of our notes payable compared to $144,000 for the prior year period.

Net Decrease in Cash – For the nine months ended November 30, 2015, our cash balance decreased by $60,000 as compared to a decrease of $781,000 for the nine months ended November 30, 2014. During the nine months ended November 30, 2015, our operations provided $528,000 of cash, we used $434,000 for the purchase of equipment, improvements and patent application costs and we used $123,000 for the repayment of notes payable.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Nine Months Ended November 30,		Change		Three Months Ended November 30,		Change
	2015	2014	$	%	2015	2014	$	%
Net Sales	$8,819,278	$7,838,982	$980,296	13%	$3,008,458	$2,827,606	$180,852	6%
Cost of Goods Sold	4,561,173	4,056,590	504,583	12%	1,566,338	1,452,217	114,121	8%
Gross Profit	$4,258,105	$3,782,392	$475,713	13%	$1,442,120	$1,375,389	$66,731	5%

Gross Profit Margin %	48%	48%			48%	49%

For the nine months ended November 30, 2015, our sales increased $980,000 or 13% to $8,819,000 as compared to $7,839,000 for the nine months ended November 30, 2014. During the nine month period ended November 30, 2015, we experienced an increase in sales of our Fluxing units and WideTrack Coating units. These increases were offset by a decrease in sales of our Stent Coater units, XYZ platform units and Solder Recovery Systems.

For the three months ended November 30, 2015, our sales increased $181,000 or 6% to $3,008,000 as compared to $2,828,000 for the three months ended November 30, 2014. During the three month period ended November 30, 2015, we experienced an increase in sales of our Fluxing units, WideTrack Coating units and Nozzles and Generators. These increases were offset by a decrease in sales of our Stent Coater units XYZ platform units.

For the nine months ended November 30, 2015, we have sold approximately $406,000 in WideTrack units and $160,000 in Nozzles and Generators that are being utilized by the food industry.

During the three months ended November 30, 2015, we sold a WideTrack unit that will be utilized in the textile industry.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

For the nine months ended November 30, 2015, our gross profit increased $476,000 or 13% to $4,258,000 as compared to $3,782,000 for the nine months ended November 30, 2014. The gross profit margin was 48% of sales for the nine months ended November 30, 2015 and 2014.

For the three months ended November 30, 2015, our gross profit increased $67,000 to $1,442,000 from $1,375,000 for the three months ended November 30, 2014. The gross profit margin was 48% of sales for the three months ended November 30, 2015 and 49% for the three months ended November 30, 2014.

Research and product development costs increased $178,000 to $918,000 for the nine months ended November 30, 2015 from $740,000 for the nine months ended November 30, 2014. The increase is due to increased salaries, depreciation and materials. During the three months ended November 30, 2015, salaries, depreciation and materials increased when compared to the prior year period. The increase in research and product development costs is a result of our ongoing development of new systems for the food and electronics segments.

Marketing and selling costs increased $91,000 to $1,738,000 for the nine months ended November 30, 2015 from $1,647,000 for the nine months ended November 30, 2014. The increase is due to increased international commission expense, increased salaries, increased trade show expense and expenses related to international distributor training that occurred during the quarter. During the three months ended November 30, 2015, salary expense and trade show expenses increased when compared to the prior year.

General and administrative costs increased $41,000 to $811,000 for the nine months ended November 30, 2015 from $770,000 for the nine months ended November 30, 2014. The increase is due to an increase in corporate expenses.

Rental Real Estate Operations:

For the nine months ended November 30, 2015, our real estate operations generated $71,000 in rental income from unrelated third parties as compared to $67,000 for the nine months ended November 30, 2014. Our real estate operations incurred $121,000 in operating expenses compared to $118,000 for the prior year period and $44,000 in interest expense compared to $48,000 for the prior year period. For the nine months ended November 30, 2015 our real estate operations reported a net loss of $94,000 compared to a net loss of $99,000 for the prior year period. The reported losses exclude any inter-company rent. A summary of our real estate operations is as follows:

	Nine Months Ended November 30,
	2015	2014
Statements of Operations
Rental Income	$71,000	$67,000

Real Estate Taxes	38,000	36,000
Interest Expense	44,000	48,000
Other Expenses	83,000	82,000
Net Loss From Real Estate Operations	$(94,000)	$(99,000)

Per Square Foot Cost Based on 50,000 sq. feet	$(1.88)	$(1.98)

Statements of Cash Flows
Net Loss	$(94,000)	$(99,000)
Adjustments to reconcile net loss to net cash used in real estate operations:
Depreciation	55,000	52,000
Debt Service	(103,000)	(99,000)
Net Cash (Used) in Real Estate Operations	$(142,000)	$(146,000)

Cash Outlay Per Square Foot Based on 50,000 sq. feet	$(2.84)	$(2.92)

Interest Income - Other (Expense) Income:

During the nine months ended November 30, 2015, we recorded interest and investment income of approximately $41,000 as compared to $18,000 for the nine months ended November 30, 2014. During the nine months ended November 30, 2015, we recorded an unrealized loss on our marketable securities of $56,000. The loss of $56,000 in the current year period was due to a drop in the values of our marketable securities. Based on the structure of our investment portfolio, we do not believe that we will be required to recognize a material loss when our current investments mature.

Interest Expense:

Interest expense decreased $5,000 to $44,000 for the nine months ended November 30, 2015 as compared to $49,000 for the prior year period.

Condensed Consolidated Results:

We had net income of $541,000 for the nine months ended November 30, 2015 as compared to $384,000 for the nine months ended November 30, 2014. For the nine months ended November 30, 2015, our sales increased $980,000, gross profit increased $479,000, operating expenses increased $313,000, and net interest/other expense increased $27,000.

Our basic and diluted earnings per share was $0.04 for the nine months ended November 30, 2015 as compared to the basic and diluted earnings per share of $0.03 for the nine months ended November 30, 2014. Our basic and diluted earnings per share was $0.02 for the three months ended November 30, 2015 as compared to the basic and diluted earnings per share of $0.01 for the three months ended November 30, 2014.

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

Although the Company's assets included $2,503,000 in cash and $1,630,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2015. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 14, 2016

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer