Form 10-K
period 2016-02-29
SONO TEK CORP
filed 2016-05-25
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 29, 2016

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

Large Accelerated Filer | | Accelerated Filer | | Non-accelerated Filer | | Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of August 31, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $10,786,111 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.16.

The Registrant had 14,955,400 shares of Common Stock outstanding as of May 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1	DESCRIPTION OF BUSINESS

Organization and Business

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture and sale of ultrasonic liquid atomizing nozzles and systems. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity. The principal advantage of these nozzle systems is that they use much less liquid than competitive nozzle systems to attain the required coatings on solar cells, fuel cells, glass, advanced textiles, food and food packaging, circuit boards, medical devices and many other coating applications. This advantage translates into precise thin films and lower costs for materials, less costly liquid consumption, less energy required for subsequent drying operations and less release into the environment of spray that would typically bounce back and scatter while using competitive nozzle systems. These factors are increasingly important to customers at a time of rising commodity and energy costs and supply limitations.

We use our core technology – ultrasonic spray coating – to provide both standard and customized coating solutions to a wide range of manufacturing companies, enabling them to reduce their product costs and to develop new products with superior features and quality. Presently, our customers are in six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and foods. Our systems are widely used by leading high tech companies and research institutions, as well as by governmental, defense, energy and health agencies around the world.

Our diversified group of customers provides the base for both financial stability and business growth opportunities.

Markets

Our diverse offerings have positioned us to provide a unique and superior family of customized products to the six major industries that we serve. All of these systems are based on our core technology of ultrasonic spray coating. Many of these systems have been commercially proven in 24/7 working schedules, under harsh and challenging manufacturing environments, where they provide value in a continuous and reliable fashion.

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

We are recognized as a standard setter in the industry and our systems are incorporated by various original equipment manufacturers (OEM) in their manufacturing lines for the production of electronic printed circuit boards. Some examples of products that we market to the electronics industry include: SonoFlux 2000F, SelectaFlux, SonoFlux EZ and SonoFlux Servo.

Pursuant to an exclusive distribution agreement with EVS International Ltd (“EVS”) for the territories of the United States and Canada, we offer the EVS solder recovery system to our PCB customer base.

We also have a significant established customer base in the semiconductor industry. The semi-conductor industry utilizes our ultrasonic atomizing nozzles and robotic XYZ coating platforms for the application and deposition of photo-resist onto semiconductor wafers. Certain of our semi-conductor manufacturing industry customers engaged in the production of micro-electro-mechanical systems, “MEMS”, have proven the ability of our technology to apply micron thick coatings to these complex wafers.

2.       Advanced Energy Industry.

Manufacturers of solar cells and fuel cells share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems provide superior surface uniformity and density, which are directly related to enhanced energy efficiency, compared to conventional systems. Our systems also afford our energy industry clients with the capabilities of saving up to 80% of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples of our products marketed to the advanced energy industry include: ExactaCoat FC & SC, Sonic Syringe, VersiCoat, and FlexiCoat FC & SC, and SonoFlow Fusion.

3.       Medical Device Industry.

Our ultrasonic coating technology is used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents and balloon catheters with precise and uniform micron layers of polymers and drugs; coating of various implantable devices with biomedical materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries, and the continuing demand for our systems from these customers is indicative of the high quality performance that our systems provide these customers. Some examples of our products marketed to the medical device industry include: MediCoat I; Medicoat II; Medicoat PSI; MedXT; MediCoat BCC and ExactaCoat MD.

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

5.       Advanced Textiles Industry.

The textiles industry is expanding the introduction of high performance value adding coatings onto fabrics, such as anti-microbial, anti-stain, flame retardant and moisture barriers. The current manufacturing process for applying these expensive coatings creates significant waste of material, energy and water. We are working with this industry to incorporate our ultrasonic technology, often in combination with unique pre and post treatments of the coating materials, to reduce the effective material and energy usage by as much as 90%.

6.       Food Safety and Food Coatings Industry.

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

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The primary customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

2.	SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 18 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. This is an economically priced system which sells effectively to smaller manufacturers.

3.	SonoFlux Servo – a higher end spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the AccuMist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products minimize waste of expensive drug polymer coatings and provide high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We also have additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

5.	WideTrack – Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from six inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to 13 feet wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

6.	Exactacoat/Flexicoat – We offer a line of robotic XYZ coating equipment for applications involving coatings for fuel cell membranes, solar energy panels and specialty lens products. This equipment is offered in bench-top configurations as our ExactaCoat product and standalone as our FlexiCoat product. These platforms position and move our nozzle systems in a precise three dimensional application pattern. These coaters are extremely efficient especially when combined with our patented ultrasonic syringe pump, and patented sonic syringe to agitate and suspend nano-particles, which are often used in many of our applications.

Other Product Offerings – EVS Solder Recovery System

We have an exclusive distribution relationship with EVS to distribute EVS’s line of solder recovery systems and spare parts in the United States and Canada. EVS manufactures the EVS 10K and EVS 8K solder recovery systems which are used to reclaim solder from the dross which accumulates in the wave-solder equipment of circuit board manufacturers. The customer base for distribution of these systems is synergistic with our existing customer base for spray fluxer sales in the printed circuit board industry.

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

Research and Development

We believe that our long-term growth and stability are linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $1,268,000 and $1,016,000 for Fiscal Years 2016 and 2015, respectively, on new engineering and product development.

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

In recent years we have made significant progress on building our intellectual property portfolio. We have a patent covering a new design for our entire line of nozzle systems. During the fiscal year ended February 29, 2016, we were granted three new patents relating to:

•	Sono-Tek’s flagship ECHO Multiband Ultrasonic Generator.
•	A continuation in part for the unique Sonic Syringe.
•	An ultrasonic spray process for applying coatings directly onto food products.

Marketing and Distribution

Our products are marketed and distributed through independent distributors, sales representatives, or sales representative companies, OEMs, and through an in-house direct sales force. Many of our sales leads are generated from our Internet web site and from attendance at major industry trade shows. In addition, we have retained an external marketing firm to expand awareness of our products in our targeted industries, and to make use of the Internet with our web page and other techniques.

Competition

We operate in competitive markets in many of our industry segments. We compete against global and regional manufacturers of nozzles and other products based on price, quality, product features and follow up service. We maintain our competitive position by providing highly effective solutions that meet our customers’ requirements and needs. In several emerging markets, we encounter less competition based on the uniqueness of our ultrasonic technology in these applications.

Significant Customers

We have significant geographic and market diversification. Our largest customer accounted for approximately 7% of our sales for the Fiscal Year ended February 29, 2016.

Foreign and Export Sales

During Fiscal Years 2016 and 2015, sales to foreign customers accounted for approximately $6,577,000 and $5,018,000, or 56% and 47% respectively, of total revenues.

Employees

As of February 29, 2016, we employed 58 full-time employees and one part-time employee. We believe that relations with our employees are generally good.

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

We own an industrial park located in Milton, New York. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Approximately 21,000 square feet of the park is leased or available for lease at any given time. The property is subject to a ten year mortgage, of which eight years remain.

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

Our common stock currently trades on the OTCQX U.S. Premier tier of the OTC Markets under the ticker symbol “SOTK”. The following table sets forth the range of high and low closing bid quotations for our Common Stock for the periods indicated.

	Years Ended
	February 29, 2016		February 28, 2015
	HIGH	LOW	HIGH	LOW
First Quarter	$1.16	$1.01	$1.20	$1.04
Second Quarter	1.25	1.03	1.29	1.06
Third Quarter	1.19	1.08	1.30	1.05
Fourth Quarter	1.15	1.02	1.24	1.05

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of February 29, 2016, there were 165 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

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

Overview

We have developed a unique and proprietary series of ultrasonic atomizing nozzles and systems, which are being used in an increasing variety of electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and food applications. These nozzles are electrically driven and create a fine, uniform, low velocity spray of atomized liquid particles, in contrast to common pressure nozzles. These characteristics create a series of commercial applications that benefit from the precise, uniform, thin coatings that can be achieved. When combined with significant reductions in liquid waste and less overspray than can be achieved with ordinary pressure nozzle systems, there is lower environmental impact and lower energy use.

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

Liquidity and Capital Resources

Working Capital - Our working capital increased $343,000 from a working capital of $5,512,000 at February 28, 2015 to $5,855,000 at February 29, 2016. The increase in working capital is due to: net income of $548,000, offset by cash expenditures of $17,000 for patent and other asset costs, $465,000 for the purchase of equipment and furnishings and $158,000 for the repayment of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization expense of $477,000, stock based compensation expense of $43,000 and a decrease in our current deferred tax asset of $86,000. The Company’s current ratio was 4.5 to 1 at February 29, 2016 as compared to 3.6 to 1 at February 28, 2015.

At February 29, 2016, our working capital includes $2,388,000 of cash and $1,696,000 of marketable securities as compared to $2,563,000 of cash and $1,652,000 of marketable securities at February 28, 2015.

Stockholders’ Equity - Stockholders' equity increased $524,000 from $7,144,000 at February 28, 2015 to $7,668,000 at February 29, 2016. The increase in stockholders’ equity is the result of the current year’s net income of $548,000, stock based compensation of $43,000 and stock option proceeds of $3,000 offset by the current year’s comprehensive loss valuation of $70,000.

Operating Activities – Our operating activities provided $629,000 of cash for the year ended February 29, 2016 as compared to providing $924,000 for the year ended February 28, 2015. For the year ended February 29, 2016, we had net income of $548,000, accounts receivable increased $188,000, inventories decreased $234,000, prepaid expenses and other assets increased $15,000, accounts payable and accrued expenses decreased $56,000, customer deposits decreased $261,000 and income taxes payable decreased $142,000. In addition, we incurred non-cash expenses of $477,000 for depreciation and amortization, $43,000 for stock based compensation expense, $3,000 for our accounts receivable reserve, an increase of $107,000 in our deferred tax expense and a decrease in our inventory reserve of $120,000.

Investing Activities - For the year ended February 29, 2016, we used $648,000 of cash in our investing activities as compared to using $1,401,000 for the year ended February 28, 2015. In 2016 and 2015, we used $465,000 and $357,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In 2016 and 2015, we used $17,000 and $22,000, respectively, for patent application and other asset costs. In 2016 and 2015, we used $165,000 and $1,022,000, respectively, for the purchase of marketable securities .

Financing Activities – For the year ended February 29, 2016, we used $155,000 of cash in our financing activities as compared to using $193,000 for the year ended February 28, 2015. In 2016 and 2015, we used $158,000 and $193,000, respectively, for the repayments of notes payable. In 2016 we received $3,000 for the exercise of stock options.

Net Decrease in Cash – For the year ended February 29, 2016, our cash balance decreased by $174,000 as compared to a decrease of $669,000 for the year ended February 28, 2015. During the year ended February 29, 2016, our operations provided $629,000 of cash, we used $648,000 in our investing activities and used $155,000 in our financing activities.

Bank Credit Facilities:

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 29, 2016, there were no outstanding borrowings under the line of credit.

We had outstanding borrowings under a note payable of $1,320,000 at February 29, 2016. The note is payable over eight years and accrues interest at 4.15%. The note payable is secured by a mortgage on our land and buildings.

Results of Operations

Ultrasonic Spraying – Sales and Gross Profit:

Sales:

	Twelve Months Ended
	February 29,	February 28,	Increase (Decrease)
	2016	2015	$	%
Net Sales	$11,739,000	$10,758,000	$981,000	9%
Cost of Goods Sold	6,196,000	5,634,000	562,000	10%
Gross Profit	$5,543,000	$5,124,000	$419,000	8%

Gross Profit %	47%	48%

For the year ended February 29, 2016, our sales increased by $981,000 to $11,739,000 as compared to $10,758,000 for the year ended February 28, 2015, an increase of 9%. During the year ended February 29, 2016, we experienced an increase in sales of our widetrack units, fluxers and related spares, servo units and spray dryer units. We did, however, see a decrease in sales of our stent coating units, XYZ units and nozzles and generators.

Gross Profit:

Our gross profit increased $419,000, to $5,543,000 for the year ended February 29, 2016 from $5,124,000 for the year ended February 28, 2015. Our gross profit margin percentage was 47% for the year ended February 29, 2016 compared to 48% for the year ended February 28, 2015. The decrease in the current year’s gross profit margin is due to decreases in sales of our higher gross margin stent coaters, XYZ units and nozzles and generators.

Export Sales:

	Twelve Months Ended
	February 29,	February 28,	Change
	2016	2015	$	%
Western Europe	$2,789,000	$2,069,000	$720,000	35%
Far East	2,981,000	2,147,000	834,000	39%
Other	807,000	802,000	5,000	—
Total Export Sales	$6,577,000	$5,018,000	$1,559,000	31%

Percentage of Total Sales	56%	47%

For the year ended February 29, 2016, sales to customers located in European countries increased by $720,000 or 35%, sales to customers located in Asian countries increased by $834,000 or 39% and sales to other non-based US customers were steady.

Operating Expenses:

	Twelve Months Ended
	February 29,	February 28,	Change
	2016	2015	$	%
Research and product development	$1,268,000	$1,016,000	$252,000	25%
Marketing and selling	$2,371,000	$2,153,000	$218,000	10%
General and administrative	$1,100,000	$1,033,000	$67,000	6%

Research and Product Development:

Research and product development costs increased $252,000 to $1,268,000 for the year ended February 29, 2016 as compared to $1,016,000 for the year ended February 28, 2015. For the year ended February 29, 2016 we experienced increases in engineering salaries, engineering materials and depreciation.

During the year ended February 29, 2016, we expended approximately $787,000 for engineering personnel as compared to $589,000 for the year ended February 28, 2015. The increase in salaries is a result of the start of our New Product Development team, which has recently completed two new products; the VersiCoat and SonoBraze. During the year ended February 29, 2016, we expended approximately $187,000 for additional research, materials and product development as compared to $172,000 for the year ended February 28, 2015. During the year ended February 29, 2016 we incurred approximately $133,000 for depreciation expense as compared to $120,000 for the year ended February 28, 2015.

Marketing and Selling:

Marketing and selling costs increased $218,000 to $2,371,000 for the year ended February 29, 2016 as compared to $2,153,000 for the year ended February 28, 2015. For the year ended February 29, 2016, we experienced increases in commission expense, advertising and trade show expenses and sales salaries. In addition we experienced a decrease in travel and entertainment expense.

During the year ended February 29, 2016, we expended approximately $590,000 for commissions as compared to $502,000 for the year ended February 28, 2015, an increase of $88,000.

During the year ended February 29, 2016, we expended approximately $228,000 for advertising and trade show expense compared to $169,000 for the year ended February 28, 2015, an increase of $59,000.

During the year ended February 29, 2016, salary expense was $1,119,000 as compared to $1,061,000 for the year ended February 28, 2015, an increase of $58,000.

During the year ended February 29, 2016, we expended approximately $113,000 for travel and entertainment as compared to $157,000 for the year ended February 28, 2015, a decrease of $44,000.

General and Administrative:

General and administrative costs increased $67,000 to $1,100,000 for the year ended February 29, 2016 as compared to $1,033,000, for the year ended February 28, 2015. For the year ended February 28, 2016, we experienced increases in insurance expense, depreciation expense, and corporate and other miscellaneous expenses. These increases were offset by a decrease in bad debt expense.

Operating Income – Ultrasonic Spraying:

Our operating income for the year ended February 29, 2016 was $804,000 as compared to $922,000 for the year ended February 28, 2015, a decrease of $118,000 or 13%. During the current year, our gross profit increased by $419,000 when compared to the prior year. The increase in gross profit was offset by an increase in Research and Development costs, Marketing and Selling expenses and General and Administrative expenses, which collectively increased by $537,000 when compared to the prior year.

Rental Real Estate Operations:

For the year ended February 29, 2016, our real estate operations generated $95,000 in rental income from unrelated third parties as compared to $92,000 for the year ended February 28, 2015. Our real estate operations incurred $108,000 in operating expenses compared to $114,000 for the prior year period, real estate taxes of $51,000 compared to $49,000 for the prior year period and $58,000 in interest expense compared to $63,000 for the prior year period. For the year ended February 29, 2016, our real estate operations reported a net loss of $122,000 compared to a net loss of $134,000 for the prior year period. The reported losses exclude any inter-company rent.

A summary of our real estate operations is as follows:

	Twelve Months Ended
	February 29,	February 28,	Change
	2016	2015	$	%
Statements of Operations
Rental Income	$95,000	$92,000	$3,000	3%

Real Estate Taxes	51,000	49,000	2,000	4%
Interest Expense	58,000	63,000	(5,000)	(8)%
Operating Expenses	108,000	114,000	(6,000)	(5)%

Net Loss From Real Estate Operations	$(122,000)	$(134,000)	$(12,000)	(9)%

Per Square Foot Cost Based on 50,000 sq. feet	$2.44	$2.68	($0.24)	(9)%

	February 29,	February 28,
	2016	2015
Statements of Cash Flows
Net Loss	$(122,000)	$(134,000)
Adjustment to reconcile net loss
to net cash used in real estate operations:
Depreciation	73,000	69,000

Capital Improvements	—	(72,000)
Repayment of long term debt	(138,000)	(132,000)

Net Cash (Used) in Real Estate Operations	$(187,000)	$(269,000)

Cash Used Per Square Foot Based on 50,000 sq. feet	$3.74	$5.38

For the years ended February 29, 2016 and February 28, 2015, net cash outflows related to the industrial park were $187,000 and $269,000, respectively. These cash outflows are net of rental income and depreciation expense and include the principal payments on the industrial park’s mortgage and the costs of capital improvements. Prior to purchasing the industrial park in December 2010, our annual rental expense was approximately $136,000 or $7.14 per square foot. If we are able to lease additional vacant space, it will provide positive cash flow for the industrial park when compared to our prior rental payments of $136,000.

Our rental income was approximately $6.00 per square foot, based on 15,600 square feet leased to third parties for the years ended February 29, 2016 and February 28, 2015.

Interest Income, Interest Expense and Income Taxes:

Interest income increased to $55,000 for the year ended February 29, 2016 as compared to $33,000 for the year ended February 28, 2015. Our present investment policy is to invest excess cash in highly liquid mutual funds. Our holdings are rated at or above investment grade.

Interest expense decreased to $58,000 for the year ended February 29, 2016 as compared to $65,000 for the year ended February 28, 2015.

We recorded income tax expense of $195,000 for the year ended February 29, 2016 as compared to $219,000 for the year ended February 28, 2015. The details of the current year’s tax expense is explained in Note 12 in our financial statements.

Net Income:

For the year ended February 29, 2016, we had net income of $548,000 as compared to $606,000 for the year ended February 28, 2015. The decrease in our net income is due to an increase in operating expenses which was offset by an increase in gross profit.

For the years ended February 29, 2016 and February 28, 2015, we do not believe that our sales revenue or net income has been adversely affected by the impact of inflation or changing prices.

Other Comprehensive Loss

Net unrealized loss on marketable securities:

As of February 29, 2016, certain of our marketable securities were in an unrealized loss position. Unrealized losses are principally due to changes in fair value of the investments held as available-for-sale. Because we have the ability and intent to hold the securities until maturity, or for the foreseeable future as classified as available-for-sale, we do not deem the decline to be other-than-temporary.

As of February 29, 2016, our unrealized loss on available-for-sale securities was $70,140.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 29, 2016.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 29, 2016, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 29, 2016. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)      Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	75	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	79	Director*
R. Stephen Harshbarger	48	President and Director
Eric Haskell, CPA	69	Director*
Donald F. Mowbray	78	Director
Joseph Riemer	67	Vice President and Director
Samuel Schwartz	96	Chairman Emeritus and Director
Philip A. Strasburg, CPA	77	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2016. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2017, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company’s Board of Directors has an Audit Committee composed of Edward J. Handler, Eric Haskell, CPA and Philip A. Strasburg, CPA, as Chairman. The “audit committee financial expert” designated by the Board is Philip A. Strasburg. The Company considers Mr. Strasburg to be an “independent director”.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)	Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	53	Chief Financial Officer
Christopher L. Coccio	75	Chief Executive Officer, Chairman and a Director
Robb W. Engle	45	Vice President
R. Stephen Harshbarger	48	President and Director
Joseph Riemer	67	Vice President and Director

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

ROBB W. ENGLE joined Sono-Tek in 2000 as a Field Service Technician and became Vice President of Engineering in January 2013. Mr. Engle created the Sono-Tek Service Department and led the development of key products in his leadership role of our engineering resources. As Vice President of Engineering, he directs the engineering department, service department, IT and Sono-Tek laboratory services. Mr. Engle was formally trained and certified by the U.S. Navy as a Nuclear Operator where he was recognized with an induction into the Navy League Memorial for meritorious service and the advancement of training techniques. He also served with honors on board a submarine and earned the prestigious Sub-Surface Warfare (E) Insignia.

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

R. STEPHEN HARSHBARGER joined Sono-Tek in 1993. He was appointed President of the Company in 2012 and became a Director in August 2013. As President, he directs the Company’s Sales, Marketing, Engineering, Service, and Manufacturing Operations. Prior to assuming his present position, Mr. Harshbarger served as Sales Engineer, World Wide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE) and Executive Vice President. In his years managing the sales organization, he established a worldwide distribution and representative network in more than 40 countries consisting of more than 300 persons, with revenue growth of greater than 300%. He has over 20 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Manager for Plasmaco Inc., a world leader in the development of flat panel displays. In that position, he established their distribution network, participated in venture capital funding, and introduced the first flat panel technology to Wall Street trading floors.  He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

Key attributes, Experience and Skills: Mr. Harshbarger is among a small handful of ultrasonic coating experts in the world. He has a proven track record of identifying, developing and implementing the technology for new markets and applications. His expertise in ultrasonic coating brings specific product application insights to the Board. Mr. Harshbarger also brings leadership and oversight experience to the Board.

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

PHILIP STRASBURG, CPA, has been a Director since August 2004. He is a retired partner from the firm of Anchin Block and Anchin, LLP and has 40 years of experience in auditing. He has served as Audit Committee Chairman since 2005. He was the lead partner on the Sono-Tek account from Fiscal 1994 to Fiscal 1996. Mr. Strasburg is a certified public accountant in New York State. He has a Master of Science in economics from The London School of Economics and Political Science and a Bachelors of Science degree from Lehigh University, where he majored in business administration.

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

None.

(e)      Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 29, 2016, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 29, 2016 and February 28, 2015 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2016	150,000	30,000	0	—	3,576	183,576
CEO, Chairman and Director	2015	150,000	28,800	0	42,213	4,141	225,154

R. Stephen Harshbarger	2016	206,000	25,000	0	17,203	4,111	252,314
President and Director	2015	205,000	0	0	19,248	4,181	228,429

Stephen J. Bagley	2016	140,000	20,000	0	1,025	3,088	164,113
Chief Financial Officer	2015	140,000	14,400	0	8,217	2,918	165,535

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During the year ended February 29, 2016, Dr. Coccio was compensated at a rate of $150,000 per annum.

During the year ended February 29, 2016, Mr. Harshbarger was compensated at a rate of $200,000 per annum.

During the year ended February 29, 2016, Mr. Bagley was compensated at a rate of $140,000 per annum.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
R. Stephen Harshbarger	28,800	7,200[1]	1.05	02/20/2024
	19,440	23,760[2]	1.19	02/19/2025

1 7,200 options will vest on 02/20/2017.

2 15,120 options will vest on February 20, 2017 and 8,640 options will vest on February 20, 2018.

Estimated Payments and Benefits Upon Termination or Change in Control

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer and Christopher L. Coccio, Chief Executive Officer. The Company also entered into an Executive Agreement with R. Stephen Harshbarger, President, on March 5, 2008. The agreements, as subsequently amended, provide that in the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the officers shall receive severance payments equal to two years of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $309,000, Christopher L. Coccio $358,000 and R. Stephen Harshbarger $410,000.

Compensation of Directors

Each non-employee director receives $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 29, 2016, director compensation was as follows:

2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	4,000	—	—	—	—	—	4,000
Eric Haskell	3,000	—	—	—	—	—	3,000
Donald F. Mowbray	4,000	—	—	—	—	—	4,000
Samuel Schwartz	4,000	—	—	—	—	—	4,000
Philip Strasburg	4,000	—	—	—	—	—	4,000

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 19, 2016 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
Name (and address if more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Stephen J. Bagley	18,181	**
*Christopher L. Coccio	645,338[1]	4.32%
*Edward J. Handler	127,508[2]	**
*R. Stephen Harshbarger	116,796[3]	**
*Eric Haskell	20,000 [4]	**
*Donald F. Mowbray	65,000[5]	**
*Joseph Riemer	287,889	1.92%
*Samuel Schwartz	1,545,147[6]	10.31%
*Philip A. Strasburg	85,000[7]	**

All Executive Officers and Directors as a Group	2,957,835[8]	19.48%

Additional 5% owners
Herbert Spiegel	756,931	5.06%
425 East 58th Street
New York, NY 10022

Emancipation Management LLC	2,227,324	14.89%
825 Third Avenue
New York, NY 10022

The above ownership percentages are based on 14,955,400 shares outstanding as of April 29, 2016.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,000 shares in the name of Dr. Coccio’s wife.

2 Includes 61,579 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Includes 48,240 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Represents 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

6 Includes 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans

7Includes 10,000 shares in the name of Mr. Strasburg’s wife and 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

8 The group total includes 225,320 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total includes 9,896 shares and 37,080 exercisable options held by Robb Engle .

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	246,600	$1.13	2,253,400
2003 Stock Incentive Plan	217,500	$0.67	—

Total	464,100		2,253,400

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 29, 2016, there were 246,600 options outstanding under the 2013 plan.

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 29, 2016, there were 217,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

Audit Fees

For the fiscal years ended February 29, 2016 and February 28, 2015, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett & Webb, P.A., its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For the fiscal years ended February 29, 2016 and February 28, 2015, the Company paid or accrued tax preparation fees of approximately $5,500 and $6,700, respectively, for services rendered by Liggett & Webb, P.A., its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in 2016 and 2015.

PART IV

ITEM 15	EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [3]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [3]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [4]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(k)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(l)[6]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(m)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(n)[7]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (o)[8]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[8]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(q)[8]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(r)[8]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(s)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(t)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(u)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
14[11]	Code of Ethics.
21[10]	Subsidiaries of Issuer.
23.1[10]	Consent of Liggett & Webb, P.A.
31.1[10]	Rule 13a-14/15d – 14(a) Certification.
31.2[10]	Rule 13a-14/15d – 14(a) Certification.
32.1[10]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[10]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS[9]	XBRL Instance Document.
101.SCH[9]	XBRL Taxonomy Extension Schema Document.
101.CAL[9]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[9]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[9]	XBRL Extension Label Linkbase Document.
101.PRE[9]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company's Current Report on Form 8-K dated May 19, 2016 and filed with the Securities and Exchange Commission on May 24, 2016.
[3]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2014.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Filed herewith.
[11]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 29, 2016 and FEBRUARY 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 29, 2016 and February 28, 2015

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended February 29, 2016 and February 28, 2015

Consolidated Statements of Stockholders' Equity

For the Years Ended February 29, 2016 and February 28, 2015

Consolidated Statements of Cash Flows

For the Years Ended February 29, 2016 and February 28, 2015

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sono-Tek Corporation

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 29, 2016 and February 28, 2015 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2016 and February 28, 2015, and the results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

New York, New York

May 25, 2016

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$2,388,355	$2,562,782
Marketable securities	1,695,689	1,652,485
Accounts receivable (less allowance of $46,000 and $43,047, respectively)	1,214,713	1,029,250
Inventories, net	1,945,383	2,059,177
Prepaid expenses and other current assets	109,954	94,487
Deferred tax asset	154,914	241,000
Total current assets	7,509,008	7,639,181

Land	250,000	250,000
Buildings, net	1,939,714	2,015,625
Equipment, furnishings and leasehold improvements, net	796,788	661,411
Intangible assets, net	174,027	175,412

TOTAL ASSETS	$10,669,537	$10,741,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$475,297	$584,963
Accrued expenses	746,036	691,937
Customer deposits	201,478	462,168
Current maturities of long term debt	143,388	158,184
Income taxes payable	87,660	229,927

Total current liabilities	1,653,859	2,127,179

Deferred tax liability	171,719	150,979
Long term debt, less current maturities	1,176,349	1,319,737

Total Liabilities	3,001,927	3,597,895

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,955,400 and 14,933,107 issued and outstanding, respectively	149,554	149,331
Additional paid-in capital	8,812,224	8,766,160
Accumulated deficit	(1,224,028)	(1,771,757)
Accumulated other comprehensive loss	(70,140)	—

Total stockholders’ equity	7,667,610	7,143,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,669,537	$10,741,629

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 29,	February 28,
	2016	2015

Net Sales	$11,833,730	$10,849,475
Cost of Goods Sold	6,195,953	5,634,365
Gross Profit	5,637,777	5,215,110

Operating Expenses
Research and product development	1,268,010	1,015,614
Marketing and selling	2,371,064	2,153,407
General and administrative	1,099,783	1,033,373
Real estate operations expense	158,629	162,522
Total Operating Expenses	4,897,486	4,364,916

Operating Income	740,291	850,194

Other Income (Expense):
Interest Expense	(58,447)	(64,527)
Interest Income	54,757	32,641
Other Income	5,851	7,249
Income before Income Taxes	742,452	825,557

Income Tax Expense	194,723	219,424

Net Income	$547,729	$606,133
Other Comprehensive Loss
Net unrealized loss on marketable securities	(70,140)	—

Comprehensive Income	$477,589	$606,133

Basic Earnings Per Share	$.04	$.04

Diluted Earnings Per Share	$.04	$.04

Weighted Average Shares – Basic	14,943,018	14,737,204

Weighted Average Shares – Diluted	15,029,601	14,846,808

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance – February 28, 2014	14,708,518	$147,085	$8,725,883	—	$(2,377,890)	$6,495,078
Exercise of stock options	224,589	2,246	(2,246)			—
Stock based compensation expense			42,523			42,523
Net Income					606,133	606,133
Balance – February 28, 2015	14,933,107	$149,331	$8,766,160	—	$(1,771,757)	$7,143,734
Exercise of stock options	22,293	223	2,662			2,885
Stock based compensation expense			43,402			43,402
Unrealized loss on marketable securities				(70,140)		(70,140)
Net Income					547,729	547,729
Balance – February 29, 2016	14,955,400	$149,554	$8,812,224	$(70,140)	$(1,224,028)	$7,667,610

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 29,	February 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$547,729	$606,133
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	476,528	407,795
Stock based compensation expense	43,402	42,523
Inventory reserve	(119,924)	99,535
Allowance for doubtful accounts	2,953	11,047
Deferred tax expense	106,826	—

(Increase) Decrease in:
Accounts receivable	(188,416)	(180,001)
Inventories	233,718	(483,897)
Prepaid expenses and other assets	(15,467)	65,886

(Decrease) Increase in:
Accounts payable and accrued expenses	(55,568)	155,585
Customer deposits	(260,690)	99,322
Income taxes payable	(142,267)	100,529
Net Cash Provided by Operating Activities	628,824	924,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(465,427)	(357,050)
(Purchase) of marketable securities	(164,825)	(1,021,691)
Patent application and other asset costs	(17,700)	(22,352)
Net Cash (Used In) Investing Activities	(647,952)	(1,401,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	2,885	—
Repayment of long term debt	(158,184)	(192,603)
Net Cash (Used In) Financing Activities	(155,299)	(192,603)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,427)	(669,239)

CASH AND CASH EQUIVALENTS:
Beginning of year	2,562,782	3,232,021
End of year	$2,388,355	$2,562,782

Supplemental Cash Flow Disclosure :

Interest Paid	$58,447	$64,527

Income Taxes Paid	$230,289	$127,046

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 29, 2016 and February 28, 2015 was $227,825 and $168,090, respectively.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 29, 2016 and February 28, 2015 was approximately $3,000 and $17,000, respectively.

Available-For-Sale Investments – The Company’s available for sale investments are carried at fair value with the unrealized gains or losses, net of tax, included as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized losses and declines in value below cost judged to be other than temporary, if any, are included as a component of asset impairments expense in the consolidated statement of operations. The fair value of the available-for-sale investments are based on quoted market prices. The Company’s fair value determination method is discussed below in “Fair Value of Financial Instruments.”

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 7% of sales during the year ended February 29, 2016. Four customers accounted for 40% of the outstanding accounts receivables at February 29, 2016.

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

The fair values of financial assets of the Company were determined using the following categories at February 29, 2016 and February 28, 2015, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	February 29,	February 28,
	2016	2015

Marketable Securities	$1,695,689	$1,652,485

Marketable Securities include mutual funds of $1,695,689 and $1,652,485, that are considered to be highly liquid and easily tradeable as of February 29, 2016 and February 28, 2015, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $127,900 and $116,804 at February 29, 2016 and February 28, 2015, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

All inter-company transactions are eliminated in consolidation. Segment information is as follows:

	Fiscal Year Ended February 29, 2016				Fiscal Year Ended February 28, 2015
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$11,738,982	$291,046	$196,298	$11,833,730	$10,757,825	$287,948	$196,298	$10,849,475
Rental Expense	$196,298	$158,629	$(196,298)	$158,629	$196,298	$162,522	$(196,298)	$162,522
Interest Expense	$83	$58,364		$58,447	$1,223	$63,304		$64,527
Net Income (Loss)	$669,974	$(122,245)		$547,729	$740,309	$(134,176)		$606,133
Assets	$8,214,873	$2,454,664		$10,669,537	$8,227,705	$2,513,924		$10,741,969
Debt	$—	$1,319,737		$1,319,737	$20,542	$1,457,379		$1,477,921

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 29, 2016	February 28, 2015
Expected life	8 years	8 years
Risk free interest rate	.91% -1.03%	.7% - .97%
Expected volatility	18.73% - 23.72%	23.09% - 53.92%
Expected dividend yield	0%	0%

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

For the years ended February 29, 2016 and February 28, 2015, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $43,402 and $42,523 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 29,	February 28,
	2016	2015
Raw materials and subassemblies	$1,452,566	$1,692,202
Finished goods	549,106	441,026
Work in process	118,415	220,577
Total	2,120,087	2,353,805
Less: Allowance	(174,704)	(294,628)
Net inventories	$1,945,383	$2,059,177

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 29,	February 28,
	2016	2015
Buildings	$2,250,000	$2,250,000
Laboratory equipment	872,836	778,336
Machinery and equipment	857,994	753,279
Leasehold improvements	368,572	308,722
Tradeshow and demonstration equipment	1,037,830	999,758
Furniture and fixtures	891,443	754,103
Totals	6,278,675	5,844,198
Less: Accumulated depreciation	(3,542,173)	(3,167,162)
	$2,736,502	$2,677,036

Depreciation expense for the years ended February 29, 2016 and February 28, 2015 was $465,432 and $396,576, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29,	February 28,
	2016	2015
Accrued compensation	$305,189	$214,071
Estimated warranty costs	38,250	36,000
Accrued commissions	172,461	207,236
Professional fees	51,492	51,765
Other accrued expenses	178,644	182,865
	$746,036	$691,937

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.50% at February 29, 2016 and 3.25% at February 28, 2015. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of February 29, 2016 and February 28, 2015, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 29,	February 28,
	2016	2015

Equipment loan, bank, collateralized by related production equipment, payable in monthly installments of principal and interest of $5,158 through June 2015. Interest rate 2.12%. 48 month term.	—	20,542

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,319,737	1,457,379

Total long term debt	1,319,737	1,477,921
Due within one year	143,388	158,184
Due after one year	$1,176,349	$1,319,737

Long-term debt is payable as follows:

Fiscal Year ending February 28,

2017	$143,388
2018	149,698
2019	156,119
2020	162,817
2021	169,715
Thereafter	538,000
$1,319,737

NOTE 10: BANK GUARANTEES

As of February 29, 2016, $72,446 of the Company’s cash on deposit with a foreign bank was being utilized to collateralize guarantees issued by the bank in favor of international customers of the Company to secure cash deposits on orders that have been remitted to the Company. The customers may exercise the guarantees, subject to certain performance requirements being met by the Company. The guarantees expire at various dates in 2016 and 2017.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of February 29, 2016.

NOTE 12: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 34% to pre-tax income as follows:

	February 29, 2016	February 28, 2015
Expected federal income tax	$252,321	$288,945
State tax, net of federal	39,059	31,371
Research and development tax credits	(135,904)	(155,110)
Overaccrual of prior year taxes	(67,579)	—
Deferred tax expense	106,826	—
Permanent timing difference	—	54,218
Income tax	$194,723	$219,424

The deferred tax asset and liability are comprised of the following:

	February 29,	February 28,
	2016	2015
Inventory	$87,000	$127,000
Allowance for accounts receivable	18,000	17,000
Accrued expenses and other	50,000	97,000
Deferred tax asset - Current	155,000	241,000

Research tax credits	102,000	51,000
Accrued expenses	15,000	—
Intangible asset amortization	(39,000)	(39,000)
Building and leasehold depreciation	(250,000)	(163,000)

Deferred tax liability - Long Term	$(172,000)	$(151,000)

At February 29, 2016 and February 28, 2015, the Company has $102,000 and $51,000 of research and development tax credits, respectively, being carried forward.

NOTE 13: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 29, 2016, there were 246,600 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 29, 2016, there were 217,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

During Fiscal Year 2016, the Company granted options for 73,500 shares exercisable at prices from $1.07 to $1.17 to employees of the Company.

During Fiscal Year 2015, the Company granted options for 57,600 shares to officers at an exercise price of $1.19 and options for 10,000 shares exercisable at $1.26 to an employee of the Company.

A summary of the activity of both plans for the years ended February 29, 2016 and February 28, 2015 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance - February 28, 2014	946,573	435,714	$0.76	$0.82	$0.41
Granted	67,600		1.20
Exercised	(478,739)		(0.64)
Cancelled	(46,500)		(1.04)
Balance - February 28, 2015	489,434	353,934	$0.97	$0.86	$0.32

Granted	73,500		$1.16
Exercised	(41,334)		(0.61)
Cancelled	(57,500)		(1.08)
Balance - February 29, 2016	464,100	349,820	$0.91	$0.83	$0.39

The intrinsic value of the Company’s options exercised during the years ended February 29, 2016 and February 28, 2015 was $12,479 and $110,985, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 29, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 29, 2016:
Exercise price exceeds market price	-	-	-
Exercise price equals market price	73,500	$ 1.16	$ .26
Exercise price is less than market price	-	-	-

The aggregate intrinsic value of the Company’s outstanding options at February 29, 2016 and February 28, 2015 was $176,348 and $191,542, respectively.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2016:

		Weighted Average
	Number	Remaining Life	Exercise	Number
	Outstanding	in Years	Price	Exercisable
Range of exercise prices:
$.42 to $.50	24,000	6.38	$0.47	24,000
$.51 to $1.00	171,500	6.22	$0.63	171,500
$1.01 to $1.40	268,600	8.08	$1.13	154,320
Total Options:	464,100			349,820

NOTE 14: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 29,	February 28,
	2016	2015

Numerator for basic and diluted earnings per share	$547,729	$606,133

Denominator for basic earnings per share - weighted average	14,943,018	14,737,204

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	86,583	109,604
Denominator for diluted earnings per share	15,029,601	14,846,808

Basic Earnings Per Share – Weighted Average	$0.04	$0.04

Diluted Earnings Per Share – Weighted Average	$0.04	$0.04

NOTE 15: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 29,	February 28,
	2016	2015
Western Europe	$2,789,000	$2,069,000
Far East	2,981,000	2,147,000
Other	807,000	802,000
	$6,577,000	$5,018,000

During Fiscal Years 2016 and 2015, sales to foreign customers accounted for approximately $6,577,000 and $5,018,000, or 56% and 47% respectively, of total revenues.

One customer accounted for 7% of the Company’s sales for Fiscal Year ended February 29, 2016.

NOTE 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2016

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 25, 2016	/s/ Samuel Schwartz	May 25, 2016
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 25, 2016	/s/ Dr. Joseph Riemer	May 25, 2016
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Vice President and Director

/s/ Edward J. Handler, III	May 25, 2016	/s/ Philip A. Strasburg	May 25, 2016
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 25, 2016	/s/ Dr. Donald F. Mowbray	May 25, 2016
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director

/s/ Eric Haskell	May 25, 2016
Eric Haskell
Director