Form 10-Q
period 2016-05-31
SONO TEK CORP
filed 2016-07-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2016

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Smaller reporting company ☑

Non Accelerated Filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 8, 2016
Class
Common Stock, par value $.01 per share	14,961,076

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,
	2016	February 29,
	(Unaudited)	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,635,801	$2,388,355
Marketable securities	1,808,229	1,695,689
Accounts receivable (less allowance of $46,000 and $46,000 at May 31 and February 29, respectively)	818,419	1,214,713
Inventories, net	1,917,517	1,945,383
Prepaid expenses and other current assets	77,942	109,954
Deferred tax asset	154,914	154,914
Total current assets	7,412,822	7,509,008

Land	250,000	250,000
Buildings, net	1,923,554	1,939,714
Equipment, furnishings and building improvements, net	802,445	796,788
Intangible assets, net	169,234	174,027

TOTAL ASSETS	$10,558,055	$10,669,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$489,823	$475,297
Accrued expenses	566,737	746,036
Customer deposits	177,500	201,478
Current portion of long term debt	137,642	143,388
Income taxes payable	81,153	87,660
Total current liabilities	1,452,855	1,653,859

Deferred tax liability	171,719	171,719
Long term debt, less current maturities	1,146,588	1,176,349
Total liabilities	2,771,162	3,001,927

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,961,076 and 14,955,400 shares issued and outstanding, respectively	149,611	149,554
Additional paid-in capital	8,819,719	8,812,224
Accumulated deficit	(1,168,238)	(1,224,028)
Accumulated other comprehensive loss	(14,199)	(70,140)
Total stockholders’ equity	7,786,893	7,667,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,558,055	$10,669,537

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended May 31,
	2016	2015

Net Sales	$2,240,211	$2,882,897
Cost of Goods Sold	1,216,809	1,509,766
Gross Profit	1,023,402	1,373,131

Operating Expenses
Research and product development costs	303,794	282,131
Marketing and selling expenses	546,983	571,627
General and administrative costs	269,189	256,784
Rental operations expense	43,117	39,545
Total Operating Expenses	1,163,083	1,150,087

Operating (Loss) Income	(139,681)	223,044

Interest Expense	(13,745)	(15,288)
Interest Income	17,583	13,760
Other (expense) income	201,259	(14,280)

Income Before Income Taxes	65,416	207,236

Income Tax Expense	9,625	53,214

Net Income	$55,791	$154,022

Other Comprehensive income
Net unrealized gain on marketable securities	55,941	—

Comprehensive Income	$111,732	$154,022

Basic Earnings Per Share	$0.00	$0.01

Diluted Earnings Per Share	$0.00	$0.01

Weighted Average Shares - Basic	14,961,076	14,833,107

Weighted Average Shares - Diluted	15,005,107	14,926,642

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$55,791	$154,022
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	114,813	102,176
Stock based compensation expense	7,552	11,061
Allowance for doubtful accounts	—	(3,047)
Inventory reserve	28,000	30,000
Unrealized loss on marketable securities	—	13,268
Decrease (Increase) in:
Accounts receivable	396,294	306,835
Inventories	(134)	(226,145)
Prepaid expenses and other current assets	32,012	34,197
(Decrease) Increase in:
Accounts payable and accrued expenses	(164,774)	80,228
Customer Deposits	(23,979)	(34,782)
Income taxes payable	(6,507)	(175,404)
Net Cash Provided by Operating Activities	439,068	292,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	—	(1,010)
Purchase of equipment and furnishings	(93,772)	(75,992)
(Purchase) of marketable securities	(62,343)	(11,377)
Net Cash (Used In) Investing Activities	(156,115)	(88,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(35,507)	(49,636)
Net Cash (Used In) Financing Activities	(35,507)	(49,636)

NET INCREASE IN CASH AND CASH EQUIVALENTS	247,446	154,394

CASH AND CASH EQUIVALENTS
Beginning of period	2,388,355	2,562,782
End of period	$2,635,801	$2,717,176

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$13,745	$15,288
Taxes Paid	$16,082	$228,618

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2016 and 2015

(Unaudited)

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2016 and February 29, 2016, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	May 31, 2016	February 29, 2016

Marketable Securities	$1,808,229	$1,695,689

Marketable Securities include mutual funds of $1,808,229 and $1,695,689 that are considered to be highly liquid and easily tradeable as of May 31, 2016 and February 29, 2016, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $131,000 and $127,900 at May 31, 2016 and February 29, 2016, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 29, 2016, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Reclassifications – Where appropriate, certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 3: INVENTORIES

Inventories consist of the following:

	May 31,	February 29,
	2016	2016
Raw materials and subassemblies	$1,427,544	$1,452,566
Finished goods	538,428	549,106
Work in process	154,249	118,415
Total	2,120,221	2,120,087
Less: Allowance	(202,704)	(174,704)
Net inventories	$1,917,517	$1,945,383

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2016, there were 246,600 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2016, there were 207,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

NOTE 5: STOCK BASED COMPENSATION

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2016, no options were issued.

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

For the three months ended May 31, 2016 and 2015, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $8,000 and $11,000 in additional compensation expense during the three months ended May 31, 2016 and 2015, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2016	2015

Numerator for basic and diluted earnings per share	$55,791	$154,022

Denominator for basic earnings per share - weighted average	14,961,076	14,833,107

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	44,031	93,535
Denominator for diluted earnings per share	15,005,107	14,926,642

Basic Earnings Per Share	$—	$0.01

Diluted Earnings Per Share	$—	$0.01

NOTE 7: OTHER COMPREHENSIVE INCOME – (LOSS)

As of May 31, 2016, certain of the Company’s marketable securities were in an unrealized loss position. Unrealized losses are principally due to changes in fair value of the investments held as available-for-sale. The Company has the ability and intent to hold the securities until maturity, or for the foreseeable future as classified as available-for-sale. The Company does not deem the decline to be other than temporary.

As of May 31, 2016, the unrealized loss on available-for-sale securities was $14,199.

The following table sets forth the changes in Accumulated Other Comprehensive Loss for the three months ended May 31, 2016:

Unrealized Losses on Available for Sale Securities
Beginning Balance February 29, 2016	$(70,140)
Current Period Unrealized Gains	55,941
Ending Balance May 31, 2016	$(14,199)

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 29,
	2016	2016

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,284,230	1,319,737

Total long term debt	1,284,230	1,319,737
Due within one year	137,642	143,388
Due after one year	$1,146,588	$1,176,349

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.50% at May 31, 2016. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of May 31, 2016, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 10: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the three months ended May 31, 2016 and 2015, segment information is as follows:

	Three Months Ended May 31, 2016				Three Months Ended May 31, 2015
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$2,216,211	$73,074	$49,074	$2,240,211	$2,858,597	$73,374	$49,074	$2,882,897
Rental Expense	$49,074	$43,117	$(49,074)	$43,117	$49,074	$39,545	$(49,074)	$39,545
Interest Expense	—	$13,745		$13,745	$75	$15,213		$15,288
Net Income (Loss)	$88,653	$(32,862)		$55,791	$184,480	$(30,458)		$154,022
Assets	$8,120,830	$2,437,225		$10,558,055	$8,078,215	$2,497,922		$10,576,137
Debt	—	$1,284,230		$1,284,230	$5,149	$1,423,136		$1,428,285

NOTE 11: SUBSEQUENT EVENTS

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

Products

We have core technology and have developed and market the following products:

1.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The primary customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

2.	SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 18 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. This is an economically priced system which sells effectively to smaller manufacturers.

3.	SonoFlux Servo – a higher end spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

4.	MediCoat and MediCoat II for stent coating – table-top and stand alone, fully-contained systems designed to apply thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the AccuMist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products minimize waste of expensive drug polymer coatings and provide high uniformity of drug addition from stent to stent. MediCoat II is similar to the MediCoat, but it has higher throughput capabilities more suited for a production environment. We also sell additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

5.	WideTrack – Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from six inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to 13 feet wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

6.	Exactacoat/Flexicoat – We offer a line of robotic XYZ coating equipment for applications involving coatings for fuel cell membranes, solar energy panels and specialty lens products. This equipment is offered in bench-top configurations as our ExactaCoat product and standalone as our FlexiCoat product. These platforms position and move our nozzle systems in a precise three dimensional application pattern. These coaters are extremely efficient especially when combined with our patented ultrasonic syringe pump and patented sonic syringe to agitate and suspend nano-particles, which are often used in our applications.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $105,000 from a working capital of $5,855,000 at February 29, 2016 to $5,960,000 at May 31, 2016. The increase in working capital is due to the current period’s net income of $56,000, offset by cash outflows of $94,000 for the purchase of equipment and furnishings and $36,000 for the repayment of notes payable. In addition, we incurred non-cash expenses for depreciation and amortization of $115,000 and stock based compensation expense of $8,000. The Company’s current ratio is 5.1 to 1 at May 31, 2016 as compared to 4.5 to 1 at February 29, 2016.

For the three months ended May 31, 2016, our working capital also increased due to a reduction in our accumulated comprehensive loss on our Available-For-Sale Investments. Our accumulated loss decreased $56,000 from $70,000 at February 29, 2016 to $14,000 at May 31, 2016.

At May 31, 2016, our working capital included $2,636,000 of cash and $1,808,000 of marketable securities, a total of $4,444,000. At February 29, 2016, our working capital included $2,388,000 of cash and $1,696,000 of marketable securities, a total of $4,084,000. The aggregate balance of cash and marketable securities increased $360,000 during the three month period ended May 31, 2016.

Stockholders’ Equity – Stockholder’s Equity increased $119,000 from $7,668,000 at February 29, 2016 to $7,787,000 at May 31, 2016. The increase is a result of the current period’s net income of $56,000, stock based compensation expense of $8,000 and a reduction in our accumulated other comprehensive loss of $56,000.

Operating Activities – Our operating activities provided $439,000 of cash for the three months ended May 31, 2016 as compared to providing $292,000 for the three months ended May 31, 2015. During the three months ended May 31, 2016, we had net income of $56,000, accounts receivable decreased $396,000, prepaid expenses decreased $32,000, accounts payable and accrued expenses decreased $165,000, customer deposits decreased $24,000 and income taxes payable decreased $6,000. In addition, in the current period we incurred non-cash expenses of $115,000 for depreciation and amortization, $8,000 for stock based compensation expense and $28,000 for our inventory reserve.

Investing Activities – For the three months ended May 31, 2016, we used $156,000 in our investing activities as compared to $88,000 for the three months ended May 31, 2015. In 2016 and 2015 we used $94,000 and $76,000, respectively for the purchase or manufacture of equipment, furnishings and leasehold improvements. In 2016 and 2015 we used $62,000 and $11,000, respectively for the purchase of marketable securities.

Financing Activities – For the three months ended May 31, 2016 and 2015, we used $36,000 and $50,000, respectively, for the repayment of our notes payable.

Net Increase in Cash – For the three months ended May 31, 2016, our cash balance increased by $247,000 as compared to an increase of $154,000 for the three months ended May 31, 2015. During the three months ended May 31, 2016, our operations provided $439,000 of cash, of this, we used $94,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, $62,000 for the purchase of marketable securities and $36,000 for the repayment of notes payable.

Results of Operations

Ultrasonic Spraying – Sales and Gross Profit:

Sales:
	Three Months Ended May 31,		Increase (Decrease)
	2016	2015	$	%
Net Sales	$2,216,000	$2,859,000	$(643,000)	(22%)
Cost of Goods Sold	1,217,000	1,510,000	(293,000)	(19%)
Gross Profit	$999,000	$1,349,000	$(350,000)	(26%)

Gross Profit %	45%	47%

For the three months ended May 31, 2016, our sales decreased $643,000 to $2,216,000 as compared to $2,859,000 for the three months ended May 31, 2015. During the three month period ended May 31, 2016, we experienced a decrease in sales of our Widetrack units and stent coating units. The decrease was offset by a increase in sales of XYZ Platform Units.

When compared to the prior year period, the decrease in sales occurred primarily in our Asian and Latin American markets, in our float glass, stent coating and fluxer product lines.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Based on our current backlog, we anticipate that sales for the quarter ending August 31, 2016, will be comparable to sales for the quarter ended May 31, 2016.

Gross Profit:

Our gross profit decreased $350,000 to $999,000 for the three months ended May 31, 2016 from $1,349,000 for the three months ended May 31, 2015. Our gross profit margin was 45% of sales for the three months ended May 31, 2016 compared to 47% for the prior year period. The decrease in the current period’s gross profit margin is due to decreases in sales of our higher gross margin Widetrack units and stent coating units. These decreases were offset by improvements in the margins of our fluxer units and related spare parts, during the three months ended May 31, 2016. In addition, our Service Department installation costs decreased due to the current period's decrease in sales revenue.

Operating Expenses:

	Three Months Ended May 31,		Change
	2016	2015	$	%
Research and product development	$304,000	$282,000	$ 22,000	8%
Marketing and selling	$547,000	$572,000	$(25,000)	(4%)
General and administrative	$269,000	$257,000	$ 12,000	5%

Research and Product Development:

Research and product development costs increased $22,000 to $304,000 for the three months ended May 31, 2016 compared to $282,000 for the three months ended May 31, 2015. During the three months ended May 31, 2016 we experienced increases in engineering salaries and depreciation.

The increase in salaries is due to the continuing efforts of our New Product Development team, which has recently completed two new products; the SPT200 and SonoBraze. We believe that our long-term growth and stability are linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries.

Marketing and Selling:

Marketing and selling costs decreased $25,000 to $547,000 for the three months ended May 31, 2016 as compared to $572,000 for the three months ended May 31, 2015. For the three months ended May 31, 2016 we experienced a decrease in commission expense due to decreased sales in the current period. We also experienced increases in advertising and trade show expenses and sales salaries, these increases were offset by the decrease in commission expense.

General and Administrative:

General and administrative costs increased $12,000 to $269,000 for the three months ended May 31, 2016 as compared to $257,000, for the three months ended May 31, 2015. For the three months ended May 31, 2016, we experienced increases in professional fees, corporate and other miscellaneous expenses. These increases were offset by decreases in insurance and stock based compensation expense.

Operating (Loss) Income – Ultrasonic Spraying:

Our operating loss for the three months ended May 31, 2016 was ($121,000) as compared to operating income of $238,000 for the three months ended May 31, 2015, a decrease of $359,000. For the three months ended May 31, 2016, our gross profit decreased by $350,000 when compared to the three months ended May 31, 2015. The decrease in gross profit, was accompanied by increases in Research and Development costs and General and Administrative expenses and a decrease in Marketing and Selling expenses, which collectively increased by $9,000 when compared to the three months ended May 31, 2015.

Rental Real Estate Operations:

For the three months ended May 31, 2016, our real estate operations generated $24,000 in rental income from unrelated third parties and incurred $43,000 in operating expenses and $14,000 in interest expense resulting in a net loss of $33,000. The $33,000 loss excludes any inter-company rent.

Other Income:

During the three months ended May 31, 2016, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Condensed Consolidated Results:

We had net income of $56,000 for the three months ended May 31, 2016 as compared to $154,000 for the three months ended May 31, 2015. The decrease in net income is due to a decrease in our sales revenue combined with a decrease in our gross profit margin, which was offset by the receipt of life insurance proceeds.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 29, 2016.

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

Although the Company's assets included $2,636,000 in cash and $1,808,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2016. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 15, 2016

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer