Form 10-Q
period 2016-08-31
SONO TEK CORP
filed 2016-10-17
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2016

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

Non Accelerated Filer☐  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	October 14, 2016
Common Stock, par value $.01 per share	14,961,076

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 – 3

Condensed Consolidated Balance Sheets – August 31, 2016 (Unaudited) and February 29, 2016	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Six Months and Three Months Ended August 31, 2016 and 2015 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2016 and 2015 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 – 9

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	10 – 17

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 – Controls and Procedures	18

Part II – Other Information	19

Signatures and Certifications	20 –24

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	August 31,	February 29,
	2016	2016
ASSETS

Current Assets:
Cash and cash equivalents	$2,676,181	$2,388,355
Marketable Securities	1,858,953	1,695,689
Accounts receivable (less allowance of $46,000 at August 31 and February 29)	900,966	1,214,713
Inventories, net	1,849,185	1,945,383
Prepaid expenses and other current assets	60,357	109,954
Deferred tax asset	154,914	154,914
Total current assets	7,500,556	7,509,008

Land	250,000	250,000
Buildings, net	1,907,394	1,939,714
Equipment, furnishings and building improvements, net	758,726	796,788
Intangible and other assets, net	164,588	174,027

TOTAL ASSETS	$10,581,264	$10,669,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$394,253	$475,297
Accrued expenses	715,635	746,036
Customer deposits	226,665	201,478
Current maturities of long term debt	137,642	143,388
Income taxes payable	79,458	87,660
Total current liabilities	1,553,653	1,653,859

Deferred tax liability	171,719	171,719
Long term debt, less current maturities	1,111,008	1,176,349
Total liabilities	2,836,380	3,001,927

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,961,076 and 14,955,400 shares issued and outstanding, at August 31 and February 29, respectively	149,611	149,554
Additional paid-in capital	8,830,951	8,812,224
Accumulated deficit	(1,257,910)	(1,224,028)
Accumulated other comprehensive income (loss)	22,232	(70,140)
Total stockholders’ equity	7,744,884	7,667,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,581,264	$10,669,537

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Unaudited		Unaudited
	Six Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015

Net Sales	$4,550,663	$5,857,570	$2,310,451	$2,974,673
Cost of Goods Sold	2,501,947	2,994,835	1,285,138	1,485,069
Gross Profit	2,048,716	2,862,735	1,025,313	1,489,604

Operating Expenses
Research and product development costs	616,411	614,937	312,617	332,806
Marketing and selling expenses	1,079,069	1,163,701	532,087	592,074
General and administrative costs	501,607	544,288	232,418	287,503
Rental operations expense	81,571	78,332	38,454	38,787
Total Operating Expenses	2,278,658	2,401,258	1,115,576	1,251,170

Operating Income (Loss)	(229,942)	461,477	(90,263)	238,434

Interest Expense	(27,113)	(30,064)	(13,367)	(14,851)
Interest Income	33,104	26,395	15,521	12,708
Other (expense) income	202,069	(54,460)	811	(40,180)

Income (Loss) from Operations Before Income Taxes	(21,882)	403,348	(87,298)	196,111

Income Tax Expense	12,000	105,736	2,375	52,521

Net Income (Loss)	($33,882)	$297,612	($89,673)	$143,590

Other Comprehensive Income
Net unrealized gain on marketable securities	92,372	—	36,431	—

Comprehensive Income (Loss)	$58,490	$297,612	($53,242)	$143,590

Basic Earnings (Loss) Per Share	$0.00	$0.02	($0.01)	$0.01

Diluted Earnings (Loss) Per Share	$0.00	$0.02	($0.01)	$0.01

Weighted Average Shares - Basic	14,961,076	14,938,615	14,961,076	14,944,124

Weighted Average Shares - Diluted	14,961,076	15,033,588	14,961,076	15,046,066

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(33,882)	$297,612
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	239,503	215,792
Stock based compensation expense	18,784	22,085
Allowance for doubtful accounts	—	(3,047)
Inventory reserve	35,006	60,000
Unrealized loss on marketable securities	—	53,779
(Increase) Decrease in:
Accounts receivable	313,747	(72,417)
Inventories	61,190	(435,436)
Prepaid expenses and other current assets	49,597	41,841
Increase (Decrease) in:
Accounts payable and accrued expenses	(111,445)	(34,094)
Customer Deposits	25,187	(50,127)
Income Taxes Payable	(8,202)	(122,978)
Net Cash Provided by (Used in) Operating Activities	589,485	(26,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application and other asset costs	—	(6,776)
Purchase of equipment and furnishings	(159,680)	(236,021)
(Purchase) of marketable securities	(70,892)	(21,554)
Net Cash (Used in) Investing Activities	(230,572)	(264,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,675
Repayments of notes payable and loans	(71,087)	(88,886)
Net Cash (Used In) Financing Activities	(71,087)	(86,211)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	287,826	(377,552)

CASH AND CASH EQUIVALENTS
Beginning of period	2,388,355	2,562,782
End of period	$2,676,181	$2,185,230

SUPPLEMENTAL DISCLOSURE:
Interest paid	$27,113	$30,064
Income Taxes Paid	$8,202	$228,618

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended August 31, 2016 and 2015

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

Earnings Per Share - Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2016 and February 29, 2016, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2016	February 29, 2016

Marketable Securities	$1,858,953	$1,695,689

Marketable Securities include mutual funds of $1,858,953 and $1,695,689 that are considered to be highly liquid and easily tradeable as of August 31, 2016 and February 29, 2016, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $133,000 and $127,900 at August 31, 2016 and February 29, 2016, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

NOTE 3: INVENTORIES

Inventories consist of the following:

	August 31,	February 29,
	2016	2016
Raw materials and subassemblies	$1,346,235	$1,452,566
Finished goods	610,776	549,106
Work in process	101,884	118,415
Total	2,058,895	2,120,087
Less: Allowance	(209,710)	(174,704)
Net inventories	$1,849,185	$1,945,383

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2016, there were 641,600 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of August 31, 2016, there were 200,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the six months ended August 31, 2016 and 2015, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $19,000 and $22,000 in additional compensation expense during the six months ended August 31, 2016 and 2015, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS (LOSS) PER SHARE

The denominators for the calculation of diluted earnings per share at August 31, 2016 and 2015 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2016	2015	2016	2015

Denominator for basic earnings (loss) per share	14,961,076	14,938,615	14,961,076	14,944,124

Dilutive effect of stock options	—	94,973	—	101,942

Denominator for diluted earnings (loss) per share	14,961,076	15,033,588	14,961,076	15,046,066

The effect of stock options for the three and six months ended August 31, 2016 are not used in the calculation of earnings per share. Due to the net loss for the three and six month periods ended August 31, 2016, the inclusion of stock options in the calculations would have an anti-dilutive effect.

For the three and six months ended August 31, 2016, potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share consist of 369,520 stock options.

NOTE 7: OTHER COMPREHENSIVE INCOME (LOSS)

As of August 31, 2016, certain of the Company’s marketable securities were in an unrealized gain position. Unrealized gains and losses are principally due to changes in fair value of the investments held as available-for-sale. The Company has the ability and intent to hold the securities until maturity, or for the foreseeable future as classified as available-for-sale. The Company does not deem these unrealized gains or losses to be other than temporary.

As of August 31, 2016, the unrealized gain on available-for-sale securities was $22,232.

The following table sets forth the changes in Accumulated Other Comprehensive Gain (Loss) for the six months ended August 31, 2016:

Unrealized Gain (Loss) on Available for Sale Securities
Beginning Balance February 29, 2016	$(70,140)
Current Period Unrealized Gains	92,372
Ending Balance August 31, 2016	$22,232

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 29,
	2016	2016

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,248,650	1,319,737

Total long term debt	1,248,650	1,319,737
Due within one year	137,642	143,388
Due after one year	$1,111,008	$1,176,349

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.50% at August 31, 2016. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of August 31, 2016, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 10: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the six and three months ended August 31, 2016 and 2015, segment information is as follows:

	Six Months Ended August 31, 2016				Three Months Ended August 31, 2016
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$4,502,365	$146,447	$98,149	$4,550,663	$2,286,153	$73,372	$49,074	$2,310,451
Rental Expense	$98,149	$45,331	$(98,149)	$45,331	$49,074	$20,408	$(49,074)	$20,408
Depreciation Expense	$197,744	$36,240		$233,984	$103,866	$18,046		$121,912
Interest Expense	$—	$27,113		$27,113	$—	$13,367		$13,367
Net Income (Loss)	$26,503	$(60,385)		$(33,882)	$(62,150)	$(27,523)		$(89,673)
Assets	$8,156,775	$2,424,489		$10,581,264	$8,156,775	$2,424,489		$10,581,264
Debt	$—	$1,248,650		$1,248,650	$—	$1,248,650		$1,248,650

	Six Months Ended August 31, 2015				Three Months Ended August 31, 2015
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$5,810,820	$144,899	$98,149	$5,857,570	$2,952,223	$71,524	$49,074	$2,974,673
Rental Expense	$98,149	$42,091	$(98,149)	$42,091	$49,074	$20,293	$(49,074)	$20,293
Depreciation Expense	$174,244	$36,241		$210,485	$92,571	$18,194		$110,765
Interest Expense	$75	$29,989		$30,064	$—	$14,851		$14,851
Net Income (Loss)	$359,183	$(61,571)		$297,612	$174,778	$(31,188)		$143,590
Assets	$8,132,679	$2,484,258		$10,616,937	$8,132,679	$2,484,258		$10,616,937
Debt	$—	$1,389,035		$1,389,035	$—	$1,389,035		$1,389,035

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $92,000 from $5,855,000 at February 29, 2016 to $5,947,000 at August 31, 2016. For the six months ended August 31, 2016, our working capital increased due to our non-cash expenses of $240,000 for depreciation and amortization, $19,000 for stock based compensation expense and $92,000 for an increase in the market values of our Available-For-Sale Investments. These non-cash expenses were offset by the current period’s net loss of $34,000, cash outflows of $160,000 for the purchase of equipment and furnishings and $71,000 for the repayment of notes payable. In addition, The Company’s current ratio is 4.8 to 1 at August 31, 2016 as compared to 4.5 to 1 at February 29, 2016.

At August 31, 2016, our working capital included $2,676,000 of cash and $1,859,000 of marketable securities, a total of $4,535,000. At February 29, 2016, our working capital included $2,388,000 of cash and $1,696,000 of marketable securities, a total of $4,084,000. The aggregate balance of cash and marketable securities increased $451,000 during the six-month period ended August 31, 2016.

Stockholders’ Equity – Stockholder’s Equity increased $77,000 from $7,668,000 at February 29, 2016 to $7,745,000 at August 31, 2016. The increase is a result of the current period’s net loss of ($34,000), stock based compensation expense of $19,000 and an increase in our accumulated other comprehensive income of $92,000.

Operating Activities – Our operating activities provided $589,000 of cash for the six months ended August 31, 2016 as compared to using $27,000 for the six months ended August 31, 2015. During the six months ended August 31, 2016, we had a net loss of $34,000, accounts receivable decreased $314,000, inventories decreased $61,000, prepaid expenses decreased $49,000, accounts payable and accrued expenses decreased $111,000, customer deposits increased $25,000 and income taxes payable decreased $8,000. In addition, in the current period we incurred non-cash expenses of $240,000 for depreciation and amortization, $19,000 for stock based compensation expense and $35,000 for our inventory reserve.

Investing Activities – For the six months ended August 31, 2016, we used $231,000 in our investing activities as compared to $264,000 for the six months ended August 31, 2015. In 2016 and 2015, we used $160,000 and $236,000, respectively for the purchase or manufacture of equipment, furnishings and leasehold improvements. In 2016 and 2015 we used $71,000 and $22,000, respectively, for the purchase of marketable securities.

Financing Activities – For the six months ended August 31, 2016 and 2015, we used $71,000 and $89,000, respectively, for the repayment of our notes payable.

Net Increase in Cash – For the six months ended August 31, 2016, our cash balance increased by $288,000 as compared to a decrease of $378,000 for the six months ended August 31, 2015. During the six months ended August 31, 2016, our operations provided $589,000 of cash, of this, we used $160,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, $71,000 for the purchase of marketable securities and $71,000 for the repayment of notes payable.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Six Months Ended August 31,		Change		Three Months Ended August 31,		Change
	2016	2015	$	%	2016	2015	$	%
Net Sales	$4,502,365	$5,810,820	$(1,308,455)	(23)%	$2,286,153	$2,952,223	$(666,070)	(23)%
Cost of Goods Sold	2,501,947	2,994,835	(492,888)	(16)%	1,285,138	1,485,068	(199,930)	(13)%
Gross Profit	$2,000,418	$2,815,985	$(815,567)	(29)%	$1,001,015	$1,467,155	$(466,140)	(32)%

Gross Profit Margin %	44%	48%			44%	50%

For the six months ended August 31, 2016, our sales decreased $1,308,000 or 23% to $4,502,000 as compared to $5,811,000 for the six months ended August 31, 2015. During the six-month period ended August 31, 2016, we experienced decreases in sales of our Widetrack Glass Coating Units, Stent Coater Units and Servo PCB Fluxing Units. These decreases were partially offset by an increase in sales of our XYZ platform units.

For the three months ended August 31, 2016, our sales decreased $666,000 or 23% to $2,286,000 as compared to $2,952,000 for the three months ended August 31, 2015. During the three-month period ended August 31, 2016, we experienced decreases in sales of our Widetrack Glass Coating Units, Stent Coating Units and Servo PCB Fluxing Units. These decreases were partially offset by an increase in sales of our XYZ platform units and Solder Recovery Systems.

For the six and three month periods ended August 31, 2016, sales of our Widetrack Glass Coating Units decreased $1,272,000 and $682,000, respectively, when compared to the prior year periods.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Our gross profit decreased $816,000 to $2,000,000 for the six months ended August 31, 2016 from $2,816,000 for the six months ended August 31, 2015. The gross profit margin was 44% of sales for the six months ended August 31, 2016 as compared to 48% for the six months ended August 31, 2015.

Our gross profit decreased $466,000 to $1,001,000 for the three months ended August 31, 2016 from $1,467,000 for the three months ended August 30, 2015. The gross profit margin was 44% of sales for the three months ended August 31, 2016 as compared to 50% for the three months ended August 31, 2015.

The decrease in gross profit for the six months and three months ended August 31, 2016 is primarily due to the decrease in sales of our Widetrack units when compared to the prior year. In addition, our fixed overhead costs remained constant during the six and three months ended August 31, 2016.

Research and product development costs were $616,000 for the six months ended August 31, 2016 as compared to $615,000 for the six months ended August 31, 2015. During the three months ended August 31, 2016, research and development materials and supplies decreased when compared to the prior year period. These decreases were offset by an increase in depreciation expense. In addition, during the three months ended August 31, 2016, certain officer salaries were temporarily decreased. These salaries were fully reinstated effective September 1, 2016.

Marketing and selling costs decreased $85,000 to $1,079,000 for the six months ended August 31, 2016 from $1,164,000 for the six months ended August 31, 2015. The decrease is due to lower international commission expense which was offset by increased trade show expenses. During the three months ended August 31, 2016, international commission expense and salary expense decreased and trade show expenses increased when compared to the prior year. In addition, during the three months ended August 31, 2016, certain officer salaries were temporarily decreased. These salaries were fully reinstated effective September 1, 2016.

General and administrative costs decreased $42,000 to $502,000 for the six months ended August 31, 2016 from $544,000 for the six months ended August 31, 2015. The decrease is due to decreased insurance and salary expenses. During the three months ended August 31, 2016, insurance, corporate expenses, professional fees and salaries decreased when compared to the prior year. In addition, during the three months ended August 31, 2016, certain officer salaries were temporarily decreased. These salaries were fully reinstated effective September 1, 2016.

Rental Real Estate Operations:

For the six months ended August 31, 2016, our real estate operations generated $48,000 in rental income from unrelated third parties and incurred $45,000 in operating expenses, $36,000 in depreciation expense and $27,000 in interest expense resulting in a net loss of $60,000. The $60,000 loss excludes any inter-company rent.

Interest Income:

During the six months ended August 31, 2016, we recorded interest and investment income of approximately $33,000 as compared to $26,000 for the six months ended August 31, 2015.

Other Income:

During the six months ended August 31, 2016, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Condensed Consolidated Results:

We had net a net loss of $34,000 for the six months ended August 31, 2016 as compared to net income of $298,000 for the six months ended August 31, 2015. For the six months ended August 31, 2016, our sales decreased $1,307,000, gross profit decreased $814,000, operating expenses decreased $122,000, and net interest/other expense increased $266,000.

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

Although the Company's assets included $2,676,000 in cash and $1,859,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2016. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 17, 2016

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer