Form 10-Q
period 2016-11-30
SONO TEK CORP
filed 2017-01-17
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	January 9, 2017
Common Stock, par value $.01 per share	14,961,076

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 – 3

Condensed Consolidated Balance Sheets – November 30, 2016 (Unaudited) and February 29, 2016	1

Condensed Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2016 and 2015 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2016 and 2015 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 – 9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 – Controls and Procedures	18

Part II - Other Information	19

Signatures and Certifications	20 – 24

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	November 30,	February 29,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,767,713	$2,388,355
Marketable Securities	2,067,874	1,695,689
Accounts receivable (less allowance of $46,000 at November 30 and February 29)	1,048,177	1,214,713
Inventories, net	1,718,090	1,945,383
Prepaid expenses and other current assets	85,285	109,954
Deferred tax asset	154,914	154,914
Total current assets	7,842,053	7,509,008

Land	250,000	250,000
Buildings, net	1,891,234	1,939,714
Equipment, furnishings and building improvements, net	669,010	796,788
Intangible and other assets, net	159,943	174,027

TOTAL ASSETS	$10,812,240	$10,669,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$380,862	$475,297
Accrued expenses	771,852	746,036
Customer deposits	439,750	201,478
Current maturities of long term debt	137,642	143,388
Income taxes payable	44,783	87,660
Total current liabilities	1,774,889	1,653,859

Deferred tax liability	171,719	171,719
Long term debt, less current maturities	1,075,050	1,176,349
Total liabilities	3,021,658	3,001,927

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,961,076 and 14,955,400 shares issued and outstanding, at November 30 and February 29, respectively	149,611	149,554
Additional paid-in capital	8,845,582	8,812,224
Accumulated deficit	(1,195,568)	(1,224,028)
Accumulated other comprehensive (loss)	(9,043)	(70,140)
Total stockholders’ equity	7,790,582	7,667,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,812,240	$10,669,537

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Nine Months Ended November 30,		Three Months Ended November 30,
	2016	2015	2016	2015

Net Sales	$7,149,766	$8,890,027	$2,599,104	$3,032,457
Cost of Goods Sold	3,861,651	4,561,173	1,359,704	1,566,338
Gross Profit	3,288,115	4,328,854	1,239,400	1,466,119

Operating Expenses
Research and product development costs	924,056	918,421	307,645	303,484
Marketing and selling expenses	1,654,806	1,738,078	575,737	574,377
General and administrative costs	767,412	810,535	265,805	266,246
Rental operations expense	117,578	120,779	36,007	42,447
Total Operating Expenses	3,463,852	3,587,813	1,185,194	1,186,554

Operating Income	(175,737)	741,041	54,206	279,565

Interest Expense	(39,960)	(44,395)	(12,848)	(14,331)
Interest and Dividend Income	48,142	41,035	15,038	14,640
Other income (expense)	208,015	(49,637)	5,946	4,823

Income from Operations Before Income Taxes	40,460	688,044	62,342	284,697

Income Tax Expense	12,000	146,868	—	41,132

Net Income	$28,460	$541,176	$62,342	$243,565

Other Comprehensive Income
Net unrealized gain (loss) on marketable securities	$61,097	—	($31,275)	—

Comprehensive Income	$89,557	$541,176	$31,067	$243,565

Basic Earnings Per Share	$0.00	$0.04	$0.00	$0.02

Diluted Earnings Per Share	$0.00	$0.04	$0.00	$0.02

Weighted Average Shares - Basic	14,961,076	14,941,150	14,961,076	14,946,274

Weighted Average Shares - Diluted	15,015,370	15,040,273	15,038,794	15,043,873

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,460	$541,176

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365,640	341,342
Stock based compensation expense	33,415	33,967
Allowance for doubtful accounts	—	(3,047)
Inventory reserve	56,979	90,000
Unrealized loss on marketable securities	—	55,980
(Increase) Decrease in:
Accounts receivable	166,536	69,538
Inventories	174,287	(418,577)
Prepaid expenses and other current assets	24,670	29,582
Increase (Decrease) in:
Accounts payable and accrued expenses	(68,618)	(25,532)
Customer Deposits	238,272	(103,230)
Income Taxes Payable	(42,877)	(82,757)
Net Cash Provided by Operating Activities	976,764	528,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application and other asset costs	—	(14,786)
Purchase of equipment and furnishings	(170,659)	(419,368)
(Purchase) of marketable securities	(319,702)	(33,680)
Net Cash (Used In) Investing Activities	(490,361)	(467,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,675
Repayments of notes payable and loans	(107,045)	(123,351)
Net Cash (Used In) Financing Activities	(107,045)	(120,676)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	379,358	(60,068)

CASH AND CASH EQUIVALENTS
Beginning of period	2,388,355	2,562,782
End of period	$2,767,713	$2,502,714

SUPPLEMENTAL DISCLOSURE:
Interest paid	$39,960	$44,395
Taxes Paid	$42,877	$228,714

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months November 30, 2016 and 2015

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2016 and February 29, 2016, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2016	February 29, 2016

Marketable Securities	$2,067,874	$1,695,689

Marketable Securities include mutual funds of $2,067,874 and $1,695,689 that are considered to be highly liquid and easily tradeable as of November 30, 2016 and February 29, 2016, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $136,000 and $127,900 at November 30, 2016 and February 29, 2016, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

NOTE 3: INVENTORIES

Inventories consist of the following:

	November 30, 2016	February 29, 2016

Finished goods	$606,063	$549,106
Work in process	427,999	118,415
Raw materials and subassemblies	911,738	1,452,566
Total	1,945,800	2,120,087
Less: Allowance	(227,710)	(174,704)
Net inventories	$1,718,090	$1,945,383

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan, options expire ten years after the date of grant. As of November 30, 2016, there were 641,600 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of November 30, 2016, there were 198,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the nine months ended November 30, 2016 and 2015, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $34,000 in additional compensation expense during each of the nine month periods ended November 30, 2016 and 2015. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at November 30, 2016 and 2015 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2016	2015	2016	2015

Denominator for basic earnings per share	14,961,076	14,941,150	14,961,076	14,946,274

Dilutive effect of stock options	54,294	99,123	77,718	97,599

Denominator for diluted earnings per share	15,015,370	15,040,273	15,038,794	15,043,873

NOTE 7: OTHER COMPREHENSIVE INCOME (LOSS)

As of November 30, 2016, certain of the Company’s marketable securities were in an unrealized loss position. Unrealized gains and losses are principally due to changes in fair value of the investments held as available-for-sale. The Company has the ability and intent to hold the securities until maturity, or for the foreseeable future as classified as available-for-sale. The Company does not deem these unrealized gains or losses to be other than temporary.

As of November 30, 2016, the unrealized loss on available-for-sale securities was $9,043.

The following table sets forth the changes in Accumulated Other Comprehensive Gain (Loss) for the nine months ended November 30, 2016:

Unrealized Gain (Loss) on Available for Sale Securities
Beginning Balance February 29, 2016	$(70,140)
Current Period Unrealized Gains	61,097
Ending Balance November 30, 2016	$(9,043)

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 29,
	2016	2016

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,212,692	1,319,737

Total long term debt	1,212,692	1,319,737
Due within one year	137,642	143,388
Due after one year	$1,075,050	$1,176,349

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.50% at November 30, 2016. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of November 30, 2016, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 10: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the nine and three months ended November 30, 2016 and 2015, segment information is as follows:

	Nine Months Ended November 30, 2016				Three Months Ended November 30, 2016
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,077,318	$219,671	$147,223	$7,149,766	$2,574,954	$73,224	$49,074	$2,599,104
Rental Expense	$147,223	$63,292	$(147,223)	$63,292	$49,074	$17,961	$(49,074)	$17,961
Depreciation Expense	$311,354	$54,286		$365,640	$109,491	$18,046		$127,537
Interest Expense	$—	$39,960		$39,960	$—	$12,848		$12,848
Net Income (Loss)	$113,550	$(85,090)		$28,460	$87,047	$(24,705)		$62,342
Assets	$8,397,682	$2,414,558		$10,812,240	$8,397,682	$2,414,558		$10,812,240
Debt	$—	$1,212,692		$1,212,692	$—	$1,212,692		$1,212,692

	Nine Months Ended November 30, 2015				Three Months Ended November 30, 2015
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$8,819,278	$217,972	$147,223	$8,890,027	$3,008,458	$73,073	$49,074	$3,032,457
Rental Expense	$147,223	$66,344	$(147,223)	$66,344	$49,074	$24,253	$(49,074)	$24,253
Depreciation Expense	$286,907	$54,435		$341,342	$108,477	$18,194		$126,971
Interest Expense	$75	$44,320		$44,395	$—	$14,331		$14,331
Net Income (Loss)	$635,526	$(94,350)		$541,176	$271,220	$(27,655)		$243,565
Assets	$8,369,038	$2,464,560		$10,833,598	$8,369,038	$2,464,560		$10,833,598
Debt	$—	$1,354,570		$1,354,570	$—	$1,354,570		$1,354,570

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

In recent years, a substantial portion of our sales originated outside the United States, and we are geographically present directly and through distributors and trade representatives globally. The infrastructure upon which this diversified market approach is based includes our newly equipped primary process development laboratory located in New York, and seven strategically placed support labs located in key global geographic markets. These labs work in conjunction with our experienced sales organization and application engineers. Our engineering team has been enhanced with additional talent focused on new product development and uses the latest, most sophisticated design software tools. Full service and after sales support is provided from our installation and service organization based out of the New York and Hong Kong hubs, in conjunction with local country of origin support from factory trained distributors.

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

4.      Glass Industry.

We primarily serve two sectors in this industry; float glass manufacturing and functional coatings onto panel / display glass manufacturing.

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

The equipment we offer to the float glass sector is the WideTrack – wide area modular coating system.

The equipment we offer for applying functional coatings onto panel / display glass is most often our XYZ coating platforms such as the FlexiCoat and ExactaCoat systems.

The use of panel / display glass with functional coatings is primary focused to smart phone, tablets and televisions. Several functional coatings are used in these markets, ranging from anti-scratch, anti-reflection, anti-fingerprint and a wide range of nano-based materials.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $212,000 from $5,855,000 at February 29, 2016 to $6,067,000 at November 30, 2016. For the nine months ended November 30, 2016, our working capital increased due to the current period’s net income of $28,000 and our non-cash expenses of $366,000 for depreciation and amortization, $34,000 for stock based compensation expense and $61,000 for an increase in the market values of our Available-For-Sale Investments. These non-cash expenses were offset by cash outflows of $170,000 for the purchase of equipment and furnishings and $107,000 for the repayment of notes payable. The Company’s current ratio is 4.4 to 1 at November 30, 2016 as compared to 4.5 to 1 at February 29, 2016.

At November 30, 2016, our working capital includes $2,768,000 of cash and $2,068,000 of marketable securities, a total of $4,836,000. At February 29, 2016, our working capital included $2,388,000 of cash and $1,696,000 of marketable securities, a total of $4,084,000. The aggregate balance of cash and marketable securities increased $752,000 during the nine-month period ended November 30, 2016.

Stockholders’ Equity – Stockholder’s Equity increased $123,000 from $7,668,000 at February 29, 2019 to $7,791,000 at November 30, 2016. The increase is a result of the current period’s net income of $28,000, stock based compensation expense of $34,000 and an increase in our accumulated other comprehensive income of $61,000.

Operating Activities – Our operating activities provided $977,000 of cash for the nine months ended November 30, 2016 as compared to providing $528,000 for the nine months ended November 30, 2015. During the nine months ended November 30, 2016, we had net income of $28,000, accounts receivable decreased $167,000, inventories decreased $174,000, prepaid expenses decreased $25,000, accounts payable and accrued expenses decreased $68,000, customer deposits increased $238,000 and income taxes payable decreased $43,000 when compared to the prior year period. In addition, in the current period we incurred non-cash expenses of $365,000 for depreciation and amortization, $34,000 for stock based compensation expense and $57,000 for our inventory reserve.

Investing Activities – For the nine months ended November 30, 2016, we used $490,000 in our investing activities as compared to $468,000 for the nine months ended November 30, 2015. In 2016 and 2015, we used $171,000 and $419,000, respectively, for the purchase or manufacture of capital equipment. In 2016 and 2015, we used $320,000 and $34,000, respectively, for the purchase of marketable securities.

Financing Activities – For the nine months ended November 30, 2016, we used $107,000 for the repayment of our notes payable compared to $121,000 for the prior year period.

Net Increase in Cash – For the nine months ended November 30, 2016, our cash balance increased by $379,000 as compared to a decrease of $60,000 for the nine months ended November 30, 2015. During the nine months ended November 30, 2016, our operations provided $977,000 of cash, we used $490,000 in our investing activities and we used $107,000 for the repayment of notes payable.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Nine Months Ended November 30,		Change		Three Months Ended November 30,		Change
	2016	2015	$	%	2016	2015	$	%
Net Sales	$7,077,318	$8,819,278	$(1,741,960)	(20)%	$2,574,954	$3,008,458	$(433,504)	(14)%
Cost of Goods Sold	3,861,651	4,561,173	(699,522)	(15)%	1,359,704	1,566,338	(206,634)	(13)%
Gross Profit	$3,215,667	$4,258,105	$(1,042,438)	(24)%	$1,215,250	$1,442,120	$(226,870)	(16)%

Gross Profit Margin %	45%	48%			47%	48%

For the nine months ended November 30, 2016, our sales decreased $1,742,000 or 20% to $7,077,000 as compared to $8,819,000 for the nine months ended November 30, 2015. During the nine-month period ended November 30, 2016, we experienced decreases in sales of our Widetrack Glass Coating Units, Stent Coating Units, Nozzles and Ultrasonic Generators, PCB Fluxing Units and Servo PCB Fluxing Units. These decreases were partially offset by an increase in sales of our XYZ platform units, and Solder Recovery Systems.

For the three months ended November 30, 2016, our sales decreased $434,000 or 14% to $2,575,000 as compared to $3,008,000 for the three months ended November 30, 2015. During the three month period ended November 30, 2016, we experienced decreases in sales of our Nozzles and Ultrasonic Generators, Widetrack Glass Coating Units, Stent Coating Units and PCB Fluxing Units. These decreases were partially offset by an increase in sales of our XYZ platform units, Servo PCB Fluxing Units and Solder Recovery Systems.

For the nine and three month periods ended November 30, 2016, sales of our Widetrack Glass Coating Units decreased $1,417,000 and $145,000, respectively, when compared to the prior year periods.

For the nine and three month periods ended November 30, 2016, sales of our XYZ platform units increased $716,000 and $240,000, respectively, when compared to the prior year periods.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

For the nine months ended November 30, 2016, our gross profit decreased $1,042,000 or 24% to $3,216,000 as compared to $4,258,000 for the nine months ended November 30, 2015. The gross profit margin was 45% of sales for the nine months ended November 30, 2016 compared to 48% for the nine months ended November 30, 2015.

For the three months ended November 30, 2016, our gross profit decreased $227,000 to $1,215,000 from $1,442,000 for the three months ended November 30, 2015. The gross profit margin was 47% of sales for the three months ended November 30, 2016 compared to 48% for the three months ended November 30, 2015.

The decrease in gross profit for the nine months and three months ended November 30, 2016 is primarily due to the decrease in sales of our Widetrack units when compared to the prior year. In addition, our fixed overhead costs remained constant during the nine and three months ended November 30, 2016.

Research and product development costs were $924,000 for the nine months ended November 30, 2016 as compared to $918,000 for the nine months ended November 30, 2015. During the three months ended November 30, 2016, research and product development costs were $308,000 as compared to $303,000 for the three months ended November 30, 2015.

Marketing and selling costs decreased $83,000 to $1,655,000 for the nine months ended November 30, 2016 from $1,738,000 for the nine months ended November 30, 2015. The decrease is due to lower international commission expense and a decrease in depreciation expense. In addition, during the nine months ended November 30, 2015, the Company incurred expenses related to its international distributor training. This training did not take place in 2016. These decreases were partially offset by increased trade show expenses and increased salaries.

General and administrative costs decreased $44,000 to $767,000 for the nine months ended November 30, 2016 from $811,000 for the nine months ended November 30, 2015. The decrease is primarily due to decreased salaries, insurance expense and corporate expense. The decrease was partially offset by increased professional fees. General and administrative expenses were $266,000 for the three months ended November 30, 2016 and 2015.

Rental Real Estate Operations:

For the nine months ended November 30, 2016, our real estate operations generated $73,000 in rental income from unrelated third parties as compared to $71,000 for the nine months ended November 30, 2015. Our real estate operations incurred $118,000 in operating expenses compared to $121,000 for the prior year period and $40,000 in interest expense compared to $44,000 for the prior year period. For the nine months ended November 30, 2016 our real estate operations reported a net loss of $85,000 compared to a net loss of $94,000 for the prior year period. The reported losses exclude any inter-company rent. A summary of our real estate operations is as follows:

	Nine Months Ended November 30,
	2016	2015
Statements of Operations
Rental Income	$73,000	$71,000

Real Estate Taxes	39,000	38,000
Interest Expense	40,000	44,000
Depreciation Expense	54,000	54,000
Other Expenses	25,000	29,000
Net Loss From Real Estate Operations	$(85,000)	$(94,000)

Per Square Foot Cost Based on 50,000 sq. feet	$(1.70)	$(1.88)

Statements of Cash Flows
Net Loss	$(85,000)	$(94,000)
Adjustments to reconcile net loss to net cash used in real estate operations:
Depreciation	54,000	54,000
Debt Service	(107,000)	(103,000)
Net Cash (Used) in Real Estate Operations	$(138,000)	$(143,000)

Cash Outlay Per Square Foot Based on 50,000 sq. feet	$(2.76)	$(2.86)

Interest Expense:

Interest expense decreased $4,000 to $40,000 for the nine months ended November 30, 2016 as compared to $44,000 for the prior year period.

Interest and Dividend Income:

During the nine months ended November 30, 2016, we recorded interest and dividend income of approximately $48,000 as compared to $41,000 for the nine months ended November 30, 2015.

Other Income:

During the nine months ended November 30, 2016, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Condensed Consolidated Results:

We had net income of $28,000 for the nine months ended November 30, 2016 as compared to $541,000 for the nine months ended November 30, 2015. For the nine months ended November 30, 2016, our sales decreased $1,740,000, gross profit decreased $1,041,000, operating expenses decreased $124,000, and net interest/other income (expense) increased $269,000.

Our basic and diluted earnings per share was $0.00 for the nine months ended November 30, 2016 as compared to the basic and diluted earnings per share of $0.04 for the nine months ended November 30, 2015. Our basic and diluted earnings per share was $0.00 for the three months ended November 30, 2016 as compared to the basic and diluted earnings per share of $0.02 for the three months ended November 30, 2015.

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

Although the Company's assets included $2,768,000 in cash and $2,068,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2016. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 17, 2017

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer