Form 10-K
period 2017-02-28
SONO TEK CORP
filed 2017-05-26
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2017

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☑  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of August 31, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $13,000,935 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.05.

The Registrant had 14,961,076 shares of Common Stock outstanding as of May 18, 2017.

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

Financial Information About Segments

We report in two business segments: Ultrasonic Spraying Systems and Real Estate Operations which are described in Note 3 in our Financial Statements included in this Report.

Markets We Serve

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

1.   Electronics Industry.

We serve this industry primarily in two sectors; Printed Circuit Board (“PCB”) manufacturing and Semiconductor manufacturing.

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

We also have a significant established customer base in the semiconductor industry. The semi-conductor industry utilizes our ultrasonic atomizing nozzles and robotic XYZ coating platforms for the application and deposition of photo-resist onto semiconductor wafers. Many of our semi-conductor manufacturing industry customers engaged in the production of micro-electro-mechanical systems, “MEMS”, have proven the ability of our technology to apply micron thick coatings to these complex wafers.

2.   Advanced Energy Industry.

Manufacturers of solar cells, fuel cells and advanced batteries share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

Our precision coating systems provide superior surface uniformity and density, which are directly related to enhanced energy efficiency, compared to conventional systems. Our systems also afford our energy industry clients with the capabilities to significantly reduce the consumption of the expensive catalysts and nano-materials used in these manufacturing processes. Some examples of our products marketed to the advanced energy industry include: ExactaCoat FC & SC, Sonic Syringe, VersiCoat, and FlexiCoat FC & SC, and SonoFlow Fusion.

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

4.   Glass Industry.

Our glass coating systems are primarily sold in two separate sub-markets, which we identify as “Float Glass” and “Panel Glass”.

Float Glass - The manufacture of float glass occurs under extremely harsh conditions of elevated temperatures. Our ultrasonic coating technology provides this manufacturing process with the means to precisely and uniformly apply anti-stain, and other specialty chemical agents, on the hot glass. Our customers benefit from an improved quality product, enhanced productivity and significantly reduced expenditures on annual maintenance, often resulting in a return on investment of less than one year. Based on this equipment’s recent successful performance, our systems are now specified by many global float glass manufacturers as their equipment of choice.

Panel Glass – Panel glass primarily refers to glass used in the manufacture of TV’s, tablets, phones, lenses and other consumer viewing devices. By using our coating equipment, manufacturers can apply a wide range of functional coatings to these devices, such as conductive layers, hard coatings, anti-reflection, and other nano-material formulations.

The equipment we offer to the glass industry is typically the WideTrack and FlexiCoat platforms.

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

Products We Offer

We have core technology and have developed and market the following products:

1.	SonoFlux Spray Fluxers

a.	SonoFlux 2000F – spray fluxer product – designed for high volume operations with standard width lines requiring low maintenance using a variety of solder fluxes, including rosin flux. It is designed to be used by electronic circuit board manufacturers to apply solder flux to fixed width circuit boards. The primary customers for the SonoFlux 2000F are original equipment manufacturers that produce their own electronic circuit boards.

b.	SonoFlux EZ- spray fluxer product - applies solder flux to electronic printed circuit boards that vary from two inches to up to 18 inches in width in a cost-effective and uniform manner. They are designed to be used by either OEMs or contract manufacturers of electronic circuit assemblies. This is an economically priced system which sells effectively to smaller manufacturers.

c.	SonoFlux Servo – a higher end spray fluxer capable of providing flux to both wide areas of a circuit board as well as selective fluxing. We also sell a selective fluxing apparatus known as Selectaflux.

2.	MediCoat Stent Coaters

a.	MediCoat DES 1000 / 2000 / 3000 / 4000, MediCoat II and MediCoat PSI provide a full range of stent coating platforms for uses ranging from research and development to high volume production in the application of thin layers of polymer and drug coatings to arterial stents with high precision. The system incorporates motion control of the stent during the coating process and produces coatings having excellent uniformity. The MediCoat systems use either the AccuMist or MicroMist nozzle systems, which are precision nozzle configurations used in applications where precise patterns and coatings are required. These products minimize waste of expensive drug polymer coatings and provide high uniformity of drug addition from stent to stent. We also have additional medical coating platforms to address developing market segments for drug coated balloons, catheters and other implantable devices.

3.	WideTrack

a.	Wide area modular coating system – designed to be used in applications that require efficient web-coating or wide area spraying capability. One module can cover substrates from six inches to 24 inches wide, depending on the application. Much greater widths can be achieved by linking modules together, and these systems have been applied in glass lines of up to 13 feet wide. A large number of systems have been sold over the past six years, and this application holds promise for the future due to cost and environmental savings demonstrated at customer sites. It uses non-clogging ultrasonic atomizing nozzles to produce a low velocity, highly controllable spray. The WideTrack System offers significant advantages over conventional pressure-spray methods in a broad range of applications such as non-woven fabrics, float glass, or odd-shaped industrial or consumer products. Since the ultrasonic spray can be easily controlled, it is possible to use fewer chemicals and less water and energy in applying coatings to glass, textiles, food products and packaging materials than with traditional nozzles. This also results in reduced environmental impact due to less overspray.

4.	ExactaCoat/FlexiCoat/SIMCoat

a.	We offer a line of robotic XYZ coating equipment for applications involving coatings for fuel cell membranes, solar energy panels and specialty lens products. This equipment is offered in bench-top configurations as our SIMCoat and ExactaCoat product and standalone as our FlexiCoat product. These platforms position and move our nozzle systems in a precise three dimensional application pattern. These coaters are extremely efficient especially when combined with our patented ultrasonic syringe pump to agitate and suspend nano-particles, which are often used in many of our applications.

5.	VersiCoat

a.	The VersiCoat platform is a standalone conveyorized ultrasonic coating machine that incorporates WideTrack technology, using either one or two nozzles. The system can coat widths ranging from 2” – 24” and is used for high volume production needs. The machine is typically used for panel glass and advanced energy coating applications.

6.	ALIGN

a.	ALIGN is an acronym for our fully integrated ultrasonic spray module containing five primary components and stands for: a) Air delivery, b) Liquid delivery, c) Interface Electronics, d) Generator to run ultrasonics, and e) Nozzle. We successfully introduced ALIGN in our fiscal year ended February 28, 2017. This product is typically used by customers wishing to integrate ultrasonic spray technology onto an existing platform.

Services

We recently expanded our in-house coating capabilities, with both additional machinery and applications engineering personnel, to allow us to provide low-mid volume contract coating services. In addition to purchasing our equipment, our customers can now access our coating expertise and specific customer process optimization on for a fee-for-service basis. We also provide these services at our customers’ sites where we can assist in the design and development of customized coating systems.

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

We provide a limited warranty on all our products covering parts and labor for a period of one year from the date of sale.

We own an industrial park in Milton, New York. The park has 50,000 square feet of leasable area and we use more than half the space for manufacturing.

We have a business and quality control system that meets the qualifications of ISO 9001. We were ISO registered in September 1998 and we have been recertified annually since then.

Research and Development

We believe that our long-term growth and stability are linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. We expended approximately $1,250,000 and $1,268,000 for Fiscal Years 2017 and 2016, respectively, on new engineering and product development.

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

Significant Customers

We have significant geographic and market diversification. Our largest customer accounted for approximately 7% of our sales for the Fiscal Year ended February 28, 2017.

Foreign and Export Sales

During Fiscal Years 2017 and 2016, sales to foreign customers accounted for approximately $5,361,000 and $6,577,000, or 56% of total revenues for both fiscal years.

Employees

As of February 28, 2017, we employed 58 full-time employees. We believe that relations with our employees are generally good.

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

ITEM 2   DESCRIPTION OF PROPERTIES

We own an industrial park located in Milton, New York. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Approximately 21,000 square feet of the park is leased or available for lease at any given time. The property is subject to a ten year mortgage, of which seven years remain.

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

	Years Ended
	February 28, 2017		February 29, 2016
	HIGH	LOW	HIGH	LOW
First Quarter	$1.14	$0.91	$1.16	$1.01
Second Quarter	1.08	0.84	1.25	1.03
Third Quarter	1.19	1.00	1.19	1.08
Fourth Quarter	1.30	1.01	1.15	1.02

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of February 28, 2017, there were 150 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. The difference between the shareholders of record and the total shareholders is due to stock being held in street names at our transfer agent.

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

Market Diversity

During the past several years we have invested significant time, monies and efforts to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve and the countries in which we sell our products.

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

Liquidity and Capital Resources

Working Capital - Our working capital increased $530,000 from $5,855,000 at February 29, 2016 to $6,385,000 at February 28, 2017. The increase in working capital is due to net income of $96,000 and our non-cash expenses of $440,000 for depreciation and amortization, $47,000 for stock based compensation, $112,000 for an increase in the market values of our Available-For-Sale Investments and $161,000 for an increase in our deferred tax asset. These non-cash expenses were offset by cash outflows of $183,000 for the purchase of equipment and furnishings and $143,000 for the repayment of notes payable. The Company’s current ratio was 5.4 to 1 at February 28, 2017 as compared to 4.5 to 1 at February 29, 2016.

At February 28, 2017, our working capital includes $2,557,000 of cash and $2,342,000 of marketable securities, a total of $4,899,000. At February 29, 2016, our working capital included $2,388,000 of cash and $1,696,000 of marketable securities, a total of $4,084,000. The aggregate balance of cash and marketable securities increased $815,000 during the twelve-month period ended February 28, 2017.

Stockholders’ Equity - Stockholders' equity increased $255,000 from $7,668,000 at February 29, 2016 to $7,923,000 at February 28, 2017. The increase in stockholders’ equity is the result of the current year’s net income of $96,000, stock based compensation of $47,000 and an increase in our accumulated comprehensive income of $112,000.

Operating Activities – Our operating activities provided $1,029,000 of cash for the year ended February 28, 2017 as compared to providing $629,000 for the year ended February 29, 2016. For the year ended February 28, 2017, we had net income of $96,000, accounts receivable decreased $64,000, inventories decreased $525,000, prepaid expenses and other assets increased $17,000, accounts payable and accrued expenses decreased $16,000, customer deposits decreased $123,000 and income taxes payable decreased $73,000. In addition, we incurred non-cash expenses of $440,000 for depreciation and amortization, $47,000 for stock based compensation expense, $6,000 for an increase in deferred taxes and an increase in our inventory reserve of $80,000.

Investing Activities - For the year ended February 28, 2017, we used $716,000 of cash in our investing activities as compared to using $648,000 for the year ended February 29, 2016. In 2017 and 2016, we used $183,000 and $465,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In 2017 and 2016, we used $534,000 and $165,000, respectively, for the purchase of marketable securities. In 2016, we used $18,000 for patent application costs compared to none in 2017.

Financing Activities – For the year ended February 28, 2017, we used $143,000 of cash in our financing activities as compared to using $155,000 for the year ended February 29, 2016. In 2017 and 2016, we used $143,000 and $158,000, respectively, for the repayments of notes payable. In 2016, we received $3,000 for the exercise of stock options.

Net Increase in Cash – For the year ended February 28, 2017, our cash balance increased by $169,000 as compared to a decrease of $174,000 for the year ended February 29, 2016. During the year ended February 28, 2017, our operations provided $1,029,000 of cash, we used $717,000 in our investing activities and used $143,000 in our financing activities.

Bank Credit Facilities:

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. As of February 28, 2017, there were no outstanding borrowings under the line of credit.

We had outstanding borrowings under a note payable of $1,176,000 at February 28, 2017. The note is payable over seven years and accrues interest at 4.15%. The note payable is secured by a mortgage on our land and buildings.

Results of Operations

Ultrasonic Spraying Systems Segment:

Sales:

	Twelve Months Ended
	February 28,	February 29,	Increase (Decrease)
	2017	2016	$	%
Net Sales	$9,635,000	$11,739,000	$(2,104,000)	(18%	)
Cost of Goods Sold	5,231,000	6,196,000	(965,000)	(16%	)
Gross Profit	$4,404,000	$5,543,000	$(1,139,000)	(21%	)

Gross Profit %	46%	47%

For the year ended February 28, 2017, our sales decreased $2,104,000 to $9,635,000 as compared to $11,739,000 for the year ended February 29, 2016, a decrease of 18%. During the year ended February 28, 2017, we experienced decreases in sales of our Widetrack Glass Coating Units, Nozzles and Ultrasonic Generators, PCB Fluxing Units, Servo PCB Fluxing Units and Stent Coating Units. These decreases were partially offset by an increase in sales of our XYZ Platform Units and Spray Brazing Units.

For the year ended February 28, 2017, sales of our Widetrack Glass Coating Units decreased $1,615,000 when compared to the prior fiscal year.  The decrease in sales of these units was primarily driven by lower demand from individual customers.

For the year ended February 28, 2017, sales of our XYZ Platform Units increased $509,000 when compared to the prior fiscal year.

Gross Profit:

Our gross profit decreased $1,139,000 or 21%, to $4,404,000 for the year ended February 28, 2017 from $5,543,000 for the year ended February 29, 2016. Our gross profit margin percentage was 46% for the year ended February 28, 2017 compared to 47% for the year ended February 29, 2016.

The decrease in the current year’s gross profit is primarily due to the decrease in sales of our higher gross profit margin Widetrack Glass Coating Units, Stent Coating Units and Nozzles and Ultrasonic Generators. In addition, our fixed overhead costs remained constant during the current fiscal year.

Export Sales:

	Twelve Months Ended
	February 28,	February 29,	Change
	2017	2016	$	%
Western Europe	$1,695,000	$2,643,000	$(948,000)	(36%	)
Far East	2,702,000	2,947,000	(245,000)	(8%	)
Middle East	232,000	247,000	(15,000)	(6%	)
South America	208,000	208,000	—	—
Mexico	275,000	421,000	(146,000)	(35%	)
Other	249,000	111,000	138,000	100%
Total Export Sales	$5,361,000	$6,577,000	$(1,216,000)	(18%	)

Percentage of Total Sales	56%	56%

For the year ended February 28, 2017, sales to customers located in European countries decreased by $948,000 or 36%, sales to customers located in Asian countries decreased by $245,000 or 8%, sales to Mexico decreased by $146,000 or 35% and sales to other non-US based customers increased by $138,000 or 100%.

Operating Expenses:

	Twelve Months Ended
	February 28,	February 29,	Change
	2017	2016	$	%
Research and product development	$1,250,000	$1,268,000	$(18,000)	(1%	)
Marketing and selling	$2,198,000	$2,371,000	$(173,000)	(7%	)
General and administrative	$1,034,000	$1,100,000	$(66,000)	(6%	)

Research and Product Development:

Research and product development costs decreased $18,000 to $1,250,000 for the year ended February 28, 2017 as compared to $1,268,000 for the year ended February 29, 2016. For the year ended February 28, 2017, we experienced decreases in engineering materials and supplies expense. These decreases were partially offset by increases in engineering salaries, insurance and depreciation.

Marketing and Selling:

Marketing and selling costs decreased $173,000 to $2,198,000 for the year ended February 28, 2017 as compared to $2,371,000 for the year ended February 29, 2016. For the year ended February 28, 2017, we experienced decreases in international commission expense and depreciation expense. In addition, in the prior year period we incurred expenses related to our international distributor training. We did not provide distributor training in the fiscal year ended February 28, 2017. These decreases were partially offset by increased sales salaries, insurance expense and advertising and trade show expenses.

During the year ended February 28, 2017, we expended approximately $417,000 for commissions as compared to $590,000 for the year ended February 29, 2016, a decrease of $173,000.

During the year ended February 28, 2017, we expended approximately $286,000 for advertising and trade show expense compared to $228,000 for the year ended February 29, 2016, an increase of $58,000.

General and Administrative:

General and administrative costs decreased $66,000 to $1,034,000 for the year ended February 28, 2017 as compared to $1,100,000, for the year ended February 29, 2016. For the year ended February 28, 2017, we experienced decreases in insurance expense, salary expense and corporate and other miscellaneous expenses. These decreases were partially offset by an increase in professional fees.

Operating (Loss) Income – Ultrasonic Spraying:

We incurred an operating loss of $78,000 for the year ended February 28, 2017, compared to operating income of $804,000 for the year ended February 29, 2016, a decrease of $882,000. During the current year, our gross profit decreased by $1,139,000 when compared to the prior year. The decrease in gross profit was offset by decreases in Research and Development costs, Marketing and Selling expenses and General and Administrative expenses, which collectively decreased by $257,000 when compared to the prior year.

Rental Real Estate Operations:

For the year ended February 28, 2017, our real estate operations generated $90,000 in rental income from unrelated third parties as compared to $95,000 for the year ended February 29, 2016. Our real estate operations incurred $34,000 in operating expenses compared to $35,000 for the prior year period, real estate taxes of $53,000 compared to $51,000 for the prior year period, depreciation expense of $74,000 compared to $73,000 for the prior year period and $52,000 in interest expense compared to $58,000 for the prior year period. For the year ended February 28, 2017, our real estate operations reported a net loss of $123,000 compared to a net loss of $122,000 for the prior year period. The reported losses exclude any inter-company rent.

A summary of our real estate operations is as follows:

	Twelve Months Ended
	February 28,	February 29,	Change
	2017	2016	$	%
Statements of Operations
Rental Income	$90,000	$95,000	$(5,000)	(5%	)

Real Estate Taxes	53,000	51,000	2,000	4%
Interest Expense	52,000	58,000	(6,000)	(10%	)
Depreciation Expense	74,000	73,000	1,000	1%
Operating Expenses	34,000	35,000	(1,000)	(1%	)

Net Loss From Real Estate Operations	$(123,000)	$(122,000)	$(1,000)	(1%	)

Per Square Foot Cost Based on 50,000 sq. feet	$2.46	$2.44	—	—

	February 28,	February 29,
	2017	2016
Statements of Cash Flows
Net Loss	$(123,000)	$(122,000)
Adjustment to reconcile net loss
to net cash used in real estate operations:
Depreciation	74,000	73,000

Repayment of long term debt	(143,000)	(138,000)

Net Cash (Used) in Real Estate Operations	$(192,000)	$(187,000)

Cash Used Per Square Foot Based on 50,000 sq. feet	$3.84	$3.74

For the years ended February 28, 2017 and February 29, 2016, net cash outflows related to the industrial park were $192,000 and $187,000, respectively. These cash outflows are net of rental income and depreciation expense and include the principal payments on the industrial park’s mortgage and the costs of capital improvements. Prior to purchasing the industrial park in December 2010, our annual rental expense was approximately $136,000 or $7.14 per square foot. If we are able to lease additional vacant space, it will provide positive cash flow for the industrial park when compared to our prior rental payments of $136,000.

Our rental income was approximately $6.00 per square foot, based on 15,600 square feet leased to third parties for the years ended February 28, 2017 and February 29, 2016.

Interest Expense:

Interest expense decreased to $52,000 for the year ended February 28, 2017 as compared to $58,000 for the year ended February 29, 2016.

Interest and Dividend Income:

Interest and dividend income increased to $71,000 for the year ended February 28, 2017 as compared to $55,000 for the year ended February 29, 2016. Our present investment policy is to invest excess cash in highly liquid mutual funds. Our holdings are rated at or above investment grade.

Other Income:

During the year ended February 28, 2017, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Income Tax (Benefit) Expense:

We recorded an income tax benefit of $19,000 for the year ended February 28, 2017 as compared to an expense of $195,000 for the year ended February 29, 2016. The details of the current year’s tax benefit are explained in Note 12 in our financial statements.

Net Income:

For the year ended February 28, 2017, we had net income of $96,000 as compared to $548,000 for the year ended February 29, 2016. The decrease in our net income is due to a decrease in our revenues and gross profit which was partially offset by a decrease in operating expenses. In addition, in the current year period, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

For the years ended February 28, 2017 and February 29, 2016, we do not believe that our sales revenue or net income has been adversely affected by the impact of inflation or changing prices.

Other Comprehensive Income (Loss)

Net unrealized income (loss) on marketable securities:

As of February 28, 2017, certain of our marketable securities were in an unrealized gain position. Unrealized gains (losses) are principally due to changes in the fair value of our investments held as available-for-sale. Because we have the ability and intent to hold the securities until maturity, or for the foreseeable future as classified as available-for-sale, we do not deem the gain or decline to be other-than-temporary.

For the year ended February 28, 2017, the unrealized gain on our available-for-sale marketable securities was $112,000 compared to a loss of $70,140 for the year ended February 29, 2016.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2017.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2017, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Our financial statements are presented on pages 25 to 39 of this Report.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2017. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B   OTHER INFORMATION - None.

PART III

ITEM 10   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)   Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	76	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	80	Director*
R. Stephen Harshbarger	49	President and Director
Eric Haskell, CPA	70	Director*
Donald F. Mowbray	79	Director
Joseph Riemer	68	Director
Samuel Schwartz	97	Chairman Emeritus and Director
Philip A. Strasburg, CPA	78	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2017, and in each case until their respective successors are duly elected and qualified. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2018.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)   Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	54	Chief Financial Officer
Christopher L. Coccio	76	Chief Executive Officer, Chairman and a Director
Robb W. Engle	46	Vice President
R. Stephen Harshbarger	49	President and Director

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

R. STEPHEN HARSHBARGER joined Sono-Tek in 1993. He was appointed President of the Company in 2012and became a Director in August 2013. As President, he directs the Company’s Sales, Marketing, Engineering, Service, and Manufacturing Operations. Prior to assuming his present position, Mr. Harshbarger served as Sales Engineer, World Wide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE) and Executive Vice President. In his years managing the sales organization, he established a worldwide distribution and representative network in more than 40 countries consisting of more than 300 persons, with revenue growth of greater than 300%. He has over 20 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Manager for Plasmaco Inc., a world leader in the development of flat panel displays. In that position, he established their distribution network, participated in venture capital funding, and introduced the first flat panel technology to Wall Street trading floors.  He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

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

DR. JOSEPH RIEMER joined the Company in January 2007 as Vice President of Engineering, and has been a Director since August 2007. Dr. Riemer served as President from September 2007 until August 2012 when he became Vice President of Food Business Development, which position he held until June 2016. Dr. Riemer holds a Ph.D. in Food Science and Technology from the Massachusetts Institute of Technology (MIT), focusing on food technology, food chemistry, biochemical analysis, and food microbiology. His experience includes seven years with Pfizer in its Adams Confectionary Division, where he was Director, Global Operations Development. Dr. Riemer has also held leading positions with several food, food ingredients, and personal care products companies. He has served in the capacities of research and development, operations, and general management. Prior to joining the Company, he was a management consultant serving clients in the food, biotech and pharmaceutical industries.

Key attributes, Experience and Skills: Dr. Riemer’s extensive research and management experience enables him to bring valuable insights to the Board. His considerable experience in the biotech, food and pharmaceutical industries bring specific product application insights to the Board. Dr. Riemer’s previous service as Vice President of Food Business Development helps to provide focus to the Board on this important marketing area. Dr. Riemer also brings leadership and oversight experience to the Board.

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2017, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports, except for one Form 4 filed by Edward Handler, a Director, relating to three transactions.

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

ITEM 11   EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for the Fiscal Years ended February 28, 2017 and February 29, 2016 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2017	130,962	30,000	0	-	2,256	163,218
CEO, Chairman and Director	2016	150,000	30,000	0	-	3,576	183,576

R. Stephen Harshbarger	2017	182,692	25,000	0	19,952	4,154	231,798
President and Director	2016	206,000	25,000	0	17,203	4,111	252,314

Stephen J. Bagley	2017	134,669	20,500	0	3,668	3,104	161,941
Chief Financial Officer	2016	140,000	20,000	0	1,025	3,088	164,113

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During the year ended February 28, 2017, Dr. Coccio was compensated at a rate of $150,000 per annum.

During the year ended February 28, 2017, Mr. Harshbarger was compensated at a rate of $200,000 per annum.

During the year ended February 28, 2017, Mr. Bagley was compensated at a rate of $140,000 per annum.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
R. Stephen Harshbarger President	-	200,000[1]	0.91	07/20/2026
	36,000	-	1.05	02/20/2024
	34,560	8,640[2]	1.19	02/19/2025

Stephen J. Bagley Chief Financial Officer	-	100,000[3]	0.91	07/20/2026

1 33,000 of these options vested on March 15, 2017, 66,000 of these options will vest on March 15, 2018, 67,000 of these options will vest on March 15, 2019 and 34,000 of these options will vest on March 15, 2020.

2 These options will vest on February 20, 2018.

3 10,000 of these options vested on March 15, 2017, 20,000 of these options will vest on March 15, 2018, 33,333 of these options will vest on March 15, 2019, 23,333 of these options will vest on March 15, 2020 and 13,334 of these options will vest on March 15, 2021.

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $310,000, Christopher L. Coccio $322,000 and R. Stephen Harshbarger $410,000.

Compensation of Directors

Each non-employee director receives $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2017, director compensation was as follows:

2017 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward J. Handler	4,000	-	-	-	-	-	4,000
Eric Haskell	4,000	-	-	-	-	-	3,000
Donald F. Mowbray	4,000	-	-	-	-	-	4,000
Samuel Schwartz	4,000	-	-	-	-	-	4,000
Philip Strasburg	4,000	-	-	-	-	-	4,000
Joseph Riemer	3,000	-	-	-	-	1,500[1]	4,500

1Represents fees for consulting and attendance at a trade show the Company attended.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 18, 2017 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
Name (and address if more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Stephen J. Bagley	28,181[1]	**
*Christopher L. Coccio	535,338[2]	3.58%
*Edward J. Handler	110,726[3]	**
*R. Stephen Harshbarger	172,116[4]	1.14%
*Eric Haskell	20,000 [5]	**
*Donald F. Mowbray	65,000[6]	**
*Joseph Riemer	287,889	1.92%
*Samuel Schwartz	1,518,647[7]	10.13%
*Philip A. Strasburg	85,000[8]	**

All Executive Officers and Directors as a Group	2,887,313[9]	18.91%

Additional 5% owners
Herbert Spiegel	756,931[10]	5.06%
425 East 58th Street
New York, NY 10022

Emancipation Management LLC	5,503,940[10]	36.79%
825 Third Avenue
New York, NY 10022

The above ownership percentages are based on 14,961,076 shares outstanding as of May 18, 2017.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 10,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Includes 2,000 shares held in the name of Dr. Coccio’s wife.

3 Includes 44,797 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

4Includes 103,560 options currently exercisable issued under the Company’s Stock Incentive Plans.

5Represents 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

6Includes 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

7Includes 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans

8ncludes 10,000 shares in the name of Mr. Strasburg’s wife and 40,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

9 The group total includes 308,080 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 468,520 options that are currently unexercisable. The group total includes 9,896 shares and 54,520 exercisable options held by Robb Engle, a Vice President of Engineering.

10The Company does not consider this holder to be an “affiliate” of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	634,100	$0.99	1,865,900
2003 Stock Incentive Plan	205,500	$0.67	-

Total	839,600		1,865,900

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2017, there were 634,100 options outstanding under the 2013 plan.

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2017, there were 205,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of six “independent directors”, as that term is defined under NASDAQ rules, and two directors who are not “independent directors”. The Company’s “independent directors” are Samuel Schwartz, Donald Mowbray, Edward Handler, Eric Haskell, Joseph Riemer and Philip Strasburg. Christopher Coccio and R. Stephen Harshbarger are employees of the Company and are therefore not independent.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal years ended February 28, 2017 and February 29, 2016, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett & Webb, P.A., its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For each of the fiscal years ended February 28, 2017 and February 29, 2016, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett & Webb, P.A., its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in 2017 and 2016.

PART IV

ITEM 15   EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [3]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [3]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [4]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(k)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(l)[6]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(m)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(n)[7]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (o)[8]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[8]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(q)[8]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(r)[8]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(s)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(t)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(u)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(v)[12]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(w)[12]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(x)[12]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
14[11]	Code of Ethics.
21[10]	Subsidiaries of Issuer.
23.1[10]	Consent of Liggett & Webb, P.A.
31.1[10]	Rule 13a-14/15d – 14(a) Certification.
31.2[10]	Rule 13a-14/15d – 14(a) Certification.
32.1[10]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[10]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[9]	XBRL Instance Document.
101.SCH[9]	XBRL Taxonomy Extension Schema Document.
101.CAL[9]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[9]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[9]	XBRL Extension Label Linkbase Document.
101.PRE[9]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 19, 2016 and filed with the Securities and Exchange Commission on May 24, 2016.
[3]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2014.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[11]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
[12]	Filed herewith.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2017 and FEBRUARY 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2017 and February 29, 2016

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended February 28, 2017 and February 29, 2016

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2017 and February 29, 2016

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2017 and February 29, 2016

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sono-Tek Corporation

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation as of February 28, 2017 and February 29, 2016 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2017 and February 29, 2016, and the results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

New York, New York

May 26, 2017

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,557,223	$2,388,355
Marketable securities	2,342,184	1,695,689
Accounts receivable (less allowance of $46,000)	1,150,801	1,214,713
Inventories, net	1,340,684	1,945,383
Prepaid expenses and other current assets	127,276	109,954
Deferred tax asset	315,171	154,914
Total current assets	7,833,339	7,509,008

Land	250,000	250,000
Buildings, net	1,875,074	1,939,714
Equipment, furnishings and leasehold improvements, net	624,197	796,788
Intangible assets, net	153,326	174,027

TOTAL ASSETS	$10,735,936	$10,669,537

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$336,561	$475,297
Accrued expenses	868,755	746,036
Customer deposits	78,902	201,478
Current maturities of long term debt	149,698	143,388
Income taxes payable	14,619	87,660

Total current liabilities	1,448,535	1,653,859

Deferred tax liability	337,726	171,719
Long term debt, less current maturities	1,026,650	1,176,349

Total Liabilities	2,812,911	3,001,927

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,961,076 and 14,955,400 issued and outstanding, respectively	149,611	149,554
Additional paid-in capital	8,859,486	8,812,224
Accumulated deficit	(1,128,322)	(1,224,028)
Accumulated other comprehensive income (loss)	42,250	(70,140)

Total stockholders’ equity	7,923,025	7,667,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,735,936	$10,669,537

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 28,	February 29,
	2017	2016

Net Sales	$9,724,553	$11,833,730
Cost of Goods Sold	5,230,559	6,195,953
Gross Profit	4,493,994	5,637,777

Operating Expenses
Research and product development	1,249,591	1,268,010
Marketing and selling	2,197,991	2,371,064
General and administrative	1,034,239	1,099,783
Real estate operations expense	160,440	158,629
Total Operating Expenses	4,642,261	4,897,486

Operating (Loss) Income	(148,267)	740,291

Other Income (Expense):
Interest Expense	(52,294)	(58,447)
Interest and Dividend Income	70,797	54,757
Other Income	206,096	5,851
Income before Income Taxes	76,332	742,452

Income Tax (Benefit) Expense	(19,374)	194,723

Net Income	$95,706	$547,729
Other Comprehensive Income (Loss)
Net unrealized income (loss) on marketable securities	112,390	(70,140)

Comprehensive Income	$208,096	$477,589

Basic Earnings Per Share	$.01	$.04

Diluted Earnings Per Share	$.01	$.04

Weighted Average Shares – Basic	14,961,076	14,943,018

Weighted Average Shares – Diluted	15,018,282	15,029,601

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – February 28, 2015	14,933,107	$149,331	$8,766,160	—	$(1,771,757)	$7,143,734
Exercise of stock options	22,293	223	2,662			2,885
Stock based compensation expense			43,402			43,402
Unrealized (loss) on marketable securities				(70,140)		(70,140)
Net Income					547,729	547,729
Balance – February 29, 2016	14,955,400	$149,554	$8,812,224	$(70,140)	$(1,224,028)	$7,667,610
Exercise of stock options	5,676	57	(57)			—
Stock based compensation expense			47,319			47,319
Unrealized gain on marketable securities				112,390		112,390
Net Income					95,706	95,706
Balance – February 28, 2017	14,961,076	$149,611	$8,859,486	$42,250	$(1,128,322)	$7,923,025

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$95,706	$547,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,223	476,528
Stock based compensation expense	47,319	43,402
Inventory reserve	80,006	(119,924)
Allowance for doubtful accounts	—	2,953
Deferred tax expense	5,750	106,826

(Increase) Decrease in:
Accounts receivable	63,912	(188,416)
Inventories	524,693	233,718
Prepaid expenses and other assets	(17,322)	(15,467)

(Decrease) Increase in:
Accounts payable and accrued expenses	(16,017)	(55,568)
Customer deposits	(122,576)	(260,690)
Income taxes payable	(73,041)	(142,267)
Net Cash Provided by Operating Activities	1,028,653	628,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(182,837)	(465,427)
(Purchase) of marketable securities	(533,559)	(164,825)
Patent application and other asset costs	—	(17,700)
Net Cash (Used In) Investing Activities	(716,396)	(647,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	2,885
Repayment of long term debt	(143,389)	(158,184)
Net Cash (Used In) Financing Activities	(143,389)	(155,299)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,868	(174,427)

CASH AND CASH EQUIVALENTS:
Beginning of year	2,388,355	2,562,782
End of year	$2,557,223	$2,388,355

Supplemental Cash Flow Disclosure:

Interest Paid	$52,294	$58,447

Income Taxes Paid	$56,502	$230,289

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for the years ended February 28, 2017 and February 29, 2016 was $285,572 and $227,825, respectively.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for the years ended February 28, 2017 and February 29, 2016 was approximately $0 and $3,000, respectively.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 7% of sales during the year ended February 28, 2017. Six customers accounted for 46% of the outstanding accounts receivables at February 28, 2017.

The Company had one customer, which accounted for 7% of sales during the year ended February 29, 2016. Four customers accounted for 40% of the outstanding accounts receivables at February 29, 2016.

Consolidation - The accompanying consolidated financial statements of Sono-Tek Corporation, a New York corporation (the “Company”), include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Industrial Park, LLC. Sono-Tek Industrial Park, LLC, operates as a real estate holding company for the Company’s real estate operations.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2017 and February 29, 2016, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	February 28,	February 29,
	2017	2016

Marketable Securities	$2,342,184	$1,695,689

Marketable Securities include mutual funds of $2,342,184 and $1,695,689, that are considered to be highly liquid and easily tradeable as of February 28, 2017 and February 29, 2016, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $138,777 and $127,900 at February 28, 2017 and February 29, 2016, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

All inter-company transactions are eliminated in consolidation. Segment information is as follows:

	Fiscal Year Ended February 28, 2017				Fiscal Year Ended February 29, 2016
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$9,634,956	$285,895	$196,298	$9,724,553	$11,738,982	$291,046	$196,298	$11,833,730
Rental Expense	$196,298	$—	$(196,298)	$—	$196,298	$—	$(196,298)	$—
Rental Operations Expense	$—	$85,976		$85,976		$85,887		$85,887
Depreciation Expense	$354,896	$74,464		$429,360	$392,803	$72,629		$465,432
Interest Expense	$—	$52,294		$52,294	$83	$58,364		$58,447
Net Income (Loss)	$218,843	$(123,137)		$95,706	$669,974	$(122,245)		$547,729
Assets	$8,346,183	$2,389,753		$10,735,936	$8,214,873	$2,454,664		$10,669,537
Debt	$—	$1,176,348		$1,176,348	$—	$1,319,737		$1,319,737

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	Fiscal Year Ended
	February 28, 2017	February 29, 2016
Expected life	4 years	8 years
Risk free interest rate	1.16%	.91% -1.03%
Expected volatility	28.02%	18.73% - 23.72%
Expected dividend yield	0%	0%

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

For the years ended February 28, 2017 and February 29, 2016, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $47,319 and $43,402 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28,	February 29,
	2017	2016
Raw materials and subassemblies	$1,197,506	$1,452,566
Finished goods	369,428	549,106
Work in process	28,460	118,415
Total	1,595,394	2,120,087
Less: Allowance	(254,710)	(174,704)
Net inventories	$1,340,684	$1,945,383

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 29,
	2017	2016
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,012,824	872,836
Machinery and equipment	858,694	857,994
Leasehold improvements	369,433	368,572
Tradeshow and demonstration equipment	1,072,425	1,037,830
Furniture and fixtures	907,428	891,443
Totals	6,470,804	6,278,675
Less: Accumulated depreciation	(3,971,533)	(3,542,173)
	$2,499,271	$2,736,502

Depreciation expense for the years ended February 28, 2017 and February 29, 2016 was $429,360 and $465,432, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,	February 29,
	2017	2016
Accrued compensation	$303,711	$305,189
Estimated warranty costs	32,700	38,250
Accrued commissions	255,604	172,461
Professional fees	63,462	51,492
Other accrued expenses	213,278	178,644
	$868,755	$746,036

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 3.75% at February 28, 2017 and 3.50% at February 29, 2016. The line of credit is collateralized by all assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30 day period once annually. If the Company fails to perform the 30 day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36 month term note with payments including interest in 36 equal installments. As of February 28, 2017 and February 29, 2016, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,	February 29,
	2017	2016

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,176,348	1,319,737

Total long term debt	1,176,348	1,319,737
Due within one year	149,698	143,388
Due after one year	$1,026,650	$1,176,349

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2018	149,698
2019	156,119
2020	162,816
2021	169,716
2022	177,081
Thereafter	360,918
$1,176,348

NOTE 10: BANK GUARANTEES

As of February 28, 2017, $77,543 of the Company’s cash on deposit with a foreign bank was being utilized to collateralize guarantees issued by the bank in favor of international customers of the Company to secure cash deposits on orders that have been remitted to the Company. The customers may exercise the guarantees, subject to certain performance requirements being met by the Company. The guarantees expire at various dates in 2017.

NOTE 11: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of February 28, 2017.

NOTE 12: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 34% to pre-tax income as follows:

	February 28, 2017	February 29, 2016
Expected federal income tax	$64,165	$252,321
State tax, net of federal	10,002	39,059
Research and development tax credits	(70,827)	(135,904)
Overaccrual of prior year taxes	(63,351)	(67,579)
Deferred tax expense	(5,080)	106,826
Permanent timing difference	17,795	—
Other adjustments	27,922	—
Income tax (Benefit) Expense	$(19,374)	$194,723

The deferred tax asset and liability are comprised of the following:

	February 28,	February 29,
	2017	2016
Inventory	$253,500	$87,000
Allowance for accounts receivable	18,100	18,000
Accrued expenses and other	43,500	50,000
Deferred tax asset - Current	315,100	155,000

Research tax credits	143,000	102,000
Accrued expenses	13,000	15,000
Intangible asset amortization	(30,000)	(39,000)
Building and leasehold depreciation	(464,000)	(250,000)

Deferred tax liability – Long Term	$(338,000)	$(172,000)

At February 28, 2017 and February 29, 2016, the Company had $143,000 and $102,000 of research and development tax credits, respectively, being carried forward.

NOTE 13: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2013 Stock Incentive Plan, as amended ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2017, there were 634,100 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2017, there were 205,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

Under the 2013 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three-year period during the term of the option, and terminating at a stipulated period of time after an employee's termination of employment.

During Fiscal Year 2017, the Company granted options to acquire 400,000 shares to officers, at an exercise price of $0.91.

During Fiscal Year 2016, the Company granted options to acquire 73,500 shares exercisable at prices from $1.07 to $1.17, to employees of the Company.

A summary of the activity of both plans for the years ended February 28, 2017 and February 29, 2016 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance - February 28, 2015	489,434	353,934	$0.97	$0.86	$0.32
Granted	73,500		1.16
Exercised	(41,334)		(0.61)
Cancelled	(57,500)		(1.08)
Balance - February 29, 2016	464,100	349,820	$0.91	$0.83	$0.39

Granted	400,000		$0.91
Exercised	(10,000)		(0.48)
Cancelled	(14,500)		(1.21)
Balance - February 28, 2017	839,600	395,405	$0.91	$0.89	$0.32

The intrinsic value of the Company’s options exercised during the years ended February 28, 2017 and February 29, 2016 was $1,632 and $12,479, respectively.

Information, at date of issuance, regarding stock option grants for the years ended February 28, 2017:

Year ended February 28, 2017:	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Exercise price exceeds market price	—	—	—
Exercise price equals market price	400,000	$0.91	$.16
Exercise price is less than market price	—	—	—

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2017 and February 29, 2016 was $226,601 and $176,348, respectively.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2017:

		Weighted Average
	Number	Remaining Life	Exercise	Number
	Outstanding	in Years	Price	Exercisable
Range of exercise prices:
$.42 to $.50	14,000	5.01	$0.47	14,000
$.51 to $1.00	571,500	8.14	$0.83	171,500
$1.01 to $1.30	254,100	7.35	$1.14	209,905
Total Options:	839,600			395,405

NOTE 14: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28,	February 29,
	2017	2016

Numerator for basic and diluted earnings per share	$95,706	$547,729

Denominator for basic earnings per share - weighted average	14,961,076	14,943,018

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	57,206	86,583
Denominator for diluted earnings per share	15,018,282	15,029,601

Basic Earnings Per Share – Weighted Average	$0.01	$0.04

Diluted Earnings Per Share – Weighted Average	$0.01	$0.04

NOTE 15: OTHER COMPREHENSIVE INCOME (LOSS)

As of February 28, 2017, certain of our marketable securities were in an unrealized gain position. Unrealized gains (losses) are principally due to changes in the fair value of our investments held as available-for-sale. Because we have the ability and intent to hold the securities until maturity, or for the foreseeable future as classified as available-for-sale, we do not deem the gain or decline to be other-than-temporary.

For the year ended February 28, 2017, the unrealized gain on our available-for-sale marketable securities was $112,000 compared to a loss of $70,000 for the year ended February 29, 2016.

As of February 28, 2017, the unrealized gain on our available-for-sale securities was $42,250.

The following table sets forth the changes in Accumulated Other Comprehensive Gain (Loss) for the year ended February 28, 2017:

Unrealized Gain (Loss) on Available for Sale Securities
Beginning Balance February 29, 2016	$(70,140)
Current Period Unrealized Gains	112,390
Ending Balance February 28, 2017	$42,250

NOTE 16: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,	February 29,
	2017	2016
Western Europe	$1,695,000	$2,643,000
Far East	2,702,000	2,947,000
Middle East	232,000	247,000
South America	208,000	208,000
Mexico	275,000	421,000
Other	249,000	111,000
	$5,361,000	$6,577,000

During Fiscal Years 2017 and 2016, sales to foreign customers accounted for approximately $5,361,000 and $6,577,000, respectively, of total revenues. For both fiscal years, sales to foreign customers accounted for approximately 56% of total revenues.

One customer accounted for 7% of the Company’s sales for Fiscal Year ended February 28, 2017.

NOTE 17:   SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 26, 2016

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 26, 2017	/s/ Samuel Schwartz	May 26, 2017
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 26, 2017	/s/ Dr. Joseph Riemer	May 26, 2017
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Edward J. Handler, III	May 26, 2017	/s/ Philip A. Strasburg	May 26, 2017
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 26, 2017	/s/ Dr. Donald F. Mowbray	May 26, 2017
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director

/s/ Eric Haskell	May 26, 2017
Eric Haskell
Director