Form 10-Q
period 2017-05-31
SONO TEK CORP
filed 2017-07-17
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). | X | Yes   |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|  Accelerated Filer |_|   Smaller reporting company |X|

Non Accelerated Filer |_| (Do not check if a smaller reporting company)  Emerging Growth Company |_|

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 14, 2017
Class
Common Stock, par value $.01 per share	14,961,212

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – May 31, 2017 (Unaudited) and February 28, 2017	1

Condensed Consolidated Statements of Operations and Comprehensive Income – Three Months Ended May 31, 2017 and 2016 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Three Months Ended May 31, 2017 and 2016 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 – 15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	16

Item 4 – Controls and Procedures	16

Part II - Other Information	17

Signatures and Certifications	18 - 22

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,
	2017	February 28,
	(Unaudited)	2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,301,203	$2,557,223
Marketable securities	2,906,484	2,342,184
Accounts receivable (less allowance of $46,000)	1,286,871	1,150,801
Inventories, net	1,313,621	1,340,684
Prepaid expenses and other current assets	90,556	127,276
Total current assets	7,898,735	7,518,168

Land	250,000	250,000
Buildings, net	1,858,914	1,875,074
Equipment, furnishings and building improvements, net	582,438	624,197
Intangible assets, net	149,141	153,326
Deferred tax asset	315,171	315,171

TOTAL ASSETS	$11,054,399	$10,735,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$613,138	$336,561
Accrued expenses	613,664	868,755
Customer deposits	347,078	78,902
Current portion of long term debt	137,642	149,698
Income taxes payable	27,182	14,619
Total current liabilities	1,738,704	1,448,535

Deferred tax liability	337,726	337,726
Long term debt, less current maturities	1,001,571	1,026,650
Total liabilities	3,078,001	2,812,911

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,961,076 shares issued and outstanding	149,611	149,611
Additional paid-in capital	8,869,955	8,859,486
Accumulated deficit	(1,112,453)	(1,128,322)
Accumulated other comprehensive income	69,285	42,250
Total stockholders’ equity	7,976,398	7,923,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,054,399	$10,735,936

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended May 31,
	2017	2016

Net Sales	$2,512,134	$2,240,211
Cost of Goods Sold	1,309,652	1,216,809
Gross Profit	1,202,482	1,023,402

Operating Expenses
Research and product development costs	302,551	303,794
Marketing and selling expenses	582,902	546,983
General and administrative costs	258,782	269,189
Rental operations expense	39,098	43,117
Total Operating Expenses	1,183,333	1,163,083

Operating Income (Loss)	19,149	(139,681)

Interest Expense	(12,213)	(13,745)
Interest Income	17,143	17,583
Other (expense) income	272	201,259

Income Before Income Taxes	24,351	65,416

Income Tax Expense	8,482	9,625

Net Income	$15,869	$55,791

Other Comprehensive income
Net unrealized gain on marketable securities	27,035	55,941

Comprehensive Income	$42,904	$111,732

Basic Earnings Per Share	$0.00	$0.00

Diluted Earnings Per Share	$0.00	$0.00

Weighted Average Shares - Basic	14,961,076	14,961,076

Weighted Average Shares - Diluted	15,057,495	15,005,107

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,869	$55,791
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	101,808	114,813
Stock based compensation expense	10,469	7,552
Inventory reserve	27,000	28,000
Decrease (Increase) in:
Accounts receivable	(136,070)	396,294
Inventories	63	(134)
Prepaid expenses and other current assets	36,720	32,012
(Decrease) Increase in:
Accounts payable and accrued expenses	21,486	(164,774)
Customer Deposits	268,176	(23,979)
Income taxes payable	12,563	(6,507)
Net Cash Provided by Operating Activities	358,084	439,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(39,704)	(93,772)
(Purchase) of marketable securities	(537,265)	(62,343)
Net Cash (Used In) Investing Activities	(576,969)	(156,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(37,135)	(35,507)
Net Cash (Used In) Financing Activities	(37,135)	(35,507)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(256,020)	247,446

CASH AND CASH EQUIVALENTS
Beginning of period	2,557,223	2,388,355
End of period	$2,301,203	$2,635,801

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$12,213	$13,745
Taxes Paid	$—	$16,082

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2017 and 2016

(Unaudited)

NOTE 1: BUSINESS DESCRIPTION

Sono-Tek Corporation (the “Company”) was incorporated in New York on March 21, 1975 for the purpose of engaging in the development, manufacture, and sale of ultrasonic liquid atomizing nozzles, which are sold world-wide. Ultrasonic nozzle systems atomize low to medium viscosity liquids by converting electrical energy into mechanical motion in the form of high frequency ultrasonic vibrations that break liquids into minute drops that can be applied to surfaces at low velocity.

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

Consolidation - The accompanying condensed consolidated financial statements of the Company, include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Industrial Park, LLC (“SIP”). SIP operates as a real estate holding company for the Company’s real estate operations.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2017 and February 28, 2017, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	May 31, 2017	February 28, 2017

Marketable Securities	$2,906,484	$2,342,184

Marketable Securities include mutual funds of $2,906,484 and $2,342,184 that are considered to be highly liquid and easily tradeable as of May 31, 2017, and February 28, 2017, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $141,000 and $139,000 at May 31, 2017 and February 28, 2017, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2017, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

New Accounting Pronouncements- In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company adopted ASU 2015-17 during the first quarter of fiscal year 2018 on a retrospective basis. Accordingly, the Company reclassified the current deferred taxes to noncurrent on its February 28, 2017 Consolidated Balance Sheet, which increased noncurrent deferred tax assets by $315,171. There was no impact on the results of operations as a result of the adoption of ASU 2015-17.

Other than, Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements once effective are not expected to have an impact on the Company.

Reclassifications – Where appropriate, certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 3: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2017	2017
Raw materials and subassemblies	$1,130,293	$1,197,506
Finished goods	365,098	369,428
Work in process	99,940	28,460
Total	1,595,331	1,595,394
Less: Allowance	(281,710)	(254,710)
Net inventories	$1,313,621	$1,340,684

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2017, there were 744,100 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2017, there were 204,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

NOTE 5: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Three Months Ended
May 31, 2017
Expected life	2 - 4 years
Risk free interest rate	1.79%
Expected volatility	18.06%
Expected dividend yield	0%

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

For the three months ended May 31, 2017 and 2016, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $10,000 and $8,000 in additional compensation expense during the three months ended May 31, 2017 and 2016, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2017	2016

Numerator for basic and diluted earnings per share	$15,869	$55,791

Denominator for basic earnings per share - weighted average	14,961,076	14,961,076

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	96,419	44,031
Denominator for diluted earnings per share	15,057,495	15,005,107

Basic Earnings Per Share	$0.00	$0.00

Diluted Earnings Per Share	$0.00	$0.00

NOTE 7: OTHER COMPREHENSIVE INCOME (LOSS)

As of May 31, 2017, certain of the Company’s marketable securities were in an unrealized gain position. Unrealized gains (losses) are principally due to changes in the fair value of the Company’s investments held as available-for-sale. Because the Company has the ability and intent to hold the securities for the foreseeable future as classified as available-for-sale, the Company does not deem the gain or decline to be other-than-temporary.

For the three months ended May 31, 2017, the unrealized gain on the Company’s available-for-sale marketable securities was $27,035 compared to $55,941 for the three months ended May 31, 2016.

As of May 31, 2017, the unrealized gain on the Company’s available-for-sale marketable securities was $69,285.

The following table sets forth the changes in Accumulated Other Comprehensive Gain (Loss) for the three months ended May 31, 2017:

Unrealized Gain (Loss) on Available for Sale Securities
Beginning Balance February 28, 2017	$42,250
Current Period Unrealized Gains	27,035
Ending Balance May 31, 2017	$69,285

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2017	2017

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10-year term.	1,139,213	1,176,348

Total long term debt	1,139,213	1,176,348
Due within one year	137,642	149,698
Due after one year	$1,001,571	$1,026,650

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 4.00% at May 31, 2017. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of May 31, 2017, and February 28, 2017, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 10: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the three months ended May 31, 2017 and 2016, segment information is as follows:

	Three Months Ended May 31, 2017				Three Months Ended May 31, 2016
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$2,500,734	$60,474	$49,074	$2,512,134	$2,216,211	$73,074	$49,074	$2,240,211
Rental Expense	$49,074	$—	$(49,074)	$—	$49,074	$—	$(49,074)	$—
Rental Operations Expense	$—	$21,396		$21,396		$24,923		$24,923
Depreciation Expense	$84,106	$17,702		$101,808	$96,619	$18,194		$114,813
Interest Expense	$—	$12,213		$12,213	$—	$13,745		$13,745
Net Income (Loss)	$55,779	$(39,910)		$15,869	$88,653	$(32,862)		$55,791
Assets	$8,692,745	$2,361,654		$11,054,399	$8,120,830	$2,437,225		$10,558,055
Debt	$—	$1,139,213		$1,139,213	$—	$1,284,230		$1,284,230

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

We use our core ultrasonic spray coating technology to provide both standard and customized coating solutions to a wide range of manufacturing companies, enabling them to reduce their product costs and to develop new products with superior features and quality. Presently, our customers are in six major industries: electronics, advanced energy (solar and fuel cells), medical device, glass, textiles and foods. Our systems are widely used by leading high tech companies and research institutions, as well as by governmental, defense, energy and health agencies around the world.

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

We also have a significant established customer base in the semiconductor industry. The semiconductor industry utilizes our ultrasonic atomizing nozzles and robotic XYZ coating platforms for the application and deposition of photo-resist onto semiconductor wafers. Many of our semi-conductor manufacturing industry customers engaged in the production of micro-electro-mechanical systems, “MEMS”, have proven the ability of our technology to apply micron thick coatings to these complex wafers.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $90,000 from $6,070,000 at February 28, 2017 to $6,160,000 at May 31, 2017. The increase in working capital is due to the current period’s net income of $16,000 and our non-cash expenses of $102,000 for depreciation and amortization, $10,000 for stock based compensation and $27,000 for an increase in our Available-For-Sale Investments. These non-cash expenses were offset by cash outflows of $40,000 for the purchase of equipment and furnishings and $37,000 for the repayment of notes payable. The Company’s current ratio is 4.54 to 1 at May 31, 2017 as compared to 5.19 to 1 at February 28, 2017.

At May 31, 2017, working capital included $2,301,000 of cash and $2,906,000 of marketable securities, for a total of $5,207,000. At February 28, 2017, working capital included $2,557,000 of cash and $2,342,000 of marketable securities, for a total of $4,899,000. The aggregate balance of cash and marketable securities increased $308,000 during the three-month period ended May 31, 2017.

Stockholders’ Equity – Stockholder’s Equity increased $53,000 from $7,923,000 at February 28, 2017 to $7,976,000 at May 31, 2017. The increase is a result of the current period’s net income of $16,000, stock based compensation expense of $10,000 and an increase in our accumulated other comprehensive income of $27,000.

Operating Activities – Our operating activities provided $358,000 of cash for the three months ended May 31, 2017 as compared to providing $439,000 for the three months ended May 31, 2016. During the three months ended May 31, 2017, we had net income of $16,000, accounts receivable increased $136,000, prepaid expenses decreased $37,000, accounts payable and accrued expenses increased $22,000, customer deposits increased $268,000 and income taxes payable increased $13,000. In addition, in the current period we incurred non-cash expenses of $102,000 for depreciation and amortization, $10,000 for stock based compensation expense and $27,000 for our inventory reserve.

Investing Activities – For the three months ended May 31, 2017, we used $577,000 in our investing activities as compared to $156,000 for the three months ended May 31, 2016. For the three Months Ended May 31, 2017 and 2016, we used $40,000 and $94,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the three months ended May 31, 2017 and 2016 we used $537,000 and $62,000, respectively, for the purchase of marketable securities.

Financing Activities – For the three months ended May 31, 2017 and 2016, we used $37,000 and $36,000, respectively, for the repayment of our notes payable.

Net (Decrease) Increase in Cash – For the three months ended May 31, 2017, our cash balance decreased by $256,000 as compared to an increase of $247,000 for the three months ended May 31, 2016. During the three months ended May 31, 2017, our operations provided $358,000 of cash. Of this, we used $40,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, $537,000 for the purchase of marketable securities and $37,000 for the repayment of our notes payable.

Results of Operations

Ultrasonic Spraying – Sales and Gross Profit:

Sales:
	Three Months Ended May 31,		Increase
	2017	2016	$	%
Net Sales	$2,501,000	$2,216,000	$285,000	13%
Cost of Goods Sold	1,310,000	1,217,000	93,000	8%
Gross Profit	$1,191,000	$999,000	$192,000	19%

Gross Profit %	48%	45%

For the three months ended May 31, 2017, our sales increased $285,000 to $2,501,000 as compared to $2,216,000 for the three months ended May 31, 2016. During the three month period ended May 31, 2017, we experienced an increase in sales of our stent coating units and servo units compared to the prior years quarter. The increase was offset by decreases in sales of XYZ Platform Units, Widetrack units and fluxer units.

Sales of our Stent Coater units, XYZ platform units, Widetrack Units and Servo Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Gross Profit:

Our gross profit increased $192,000 to $1,191,000 for the three months ended May 31, 2017 from $999,000 for the three months ended May 31, 2016. Our gross profit margin was 48% of sales for the three months ended May 31, 2017 compared to 45% for the prior year period. The increase in the current period’s gross profit margin is primarily due to increases in sales of our higher gross margin stent coating units and servo units. In addition, for the three months ended May 31, 2017, the Company experienced a decrease in manufacturing salaries due to reduced headcount.

Operating Expenses:

	Three Months Ended May 31,		Change
	2017	2016	$	%
Research and product development	$303,000	$304,000	$(1,000)	—
Marketing and selling	$583,000	$547,000	$36,000	7%
General and administrative	$259,000	$269,000	$(10,000)	(4)%

Research and Product Development:

Research and product development costs decreased $1,000 to $303,000 for the three months ended May 31, 2017 compared to $304,000 for the three months ended May 31, 2016. During the three months ended May 31, 2017, we experienced increases in health insurance premiums, supplies and depreciation expense. These increases were offset by decreases in salaries, research and development materials and travel expense.

Marketing and Selling:

Marketing and selling costs increased $36,000 to $583,000 for the three months ended May 31, 2017 as compared to $547,000 for the three months ended May 31, 2016. For the three months ended May 31, 2017, we experienced increases in commission expense due to increased sales in the current period. We also experienced increases in health insurance premiums, and travel expenses. These increases were partially offset by decreases in advertising and trade show expenses and depreciation.

General and Administrative:

General and administrative costs decreased $10,000 to $259,000 for the three months ended May 31, 2017 as compared to $269,000, for the three months ended May 31, 2016. For the three months ended May 31, 2017, we experienced decreases in professional fees and salaries. These decreases were partially offset by increases in health insurance premiums, stock based compensation expense, travel and other corporate expenses.

Operating Income (Loss) – Ultrasonic Spraying:

Our operating income for the three months ended May 31, 2017 was $46,000 as compared to an operating loss of ($121,000) for the three months ended May 31, 2016, an increase of $167,000. For the three months ended May 31, 2017, our gross profit increased by $192,000 when compared to the three months ended May 31, 2016. The increase in gross profit was accompanied by increased marketing and selling expenses and decreases in research and development costs and general and administrative expenses, which collectively increased by $25,000 when compared to the three months ended May 31, 2016.

Rental Real Estate Operations:

For the three months ended May 31, 2017, our real estate operations generated $11,000 in rental income from unrelated third parties and incurred $21,000 in operating expenses, $18,000 in depreciation expense and $12,000 in interest expense resulting in a net loss of $40,000. The $40,000 loss excludes any inter-company rent.

Other Income:

During the three months ended May 31, 2016, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Condensed Consolidated Results:

For the three months ended May 31, 2017, we had net income of $16,000 as compared to $56,000 for the three months ended May 31, 2016.

For the three months ended May 31, 2017, our revenue increased $272,000, gross profit increased $179,000, operating expenses increased $20,000 and our operating income increased $159,000 when compared to the three months ended May 31, 2016. Interest expense/income and other income decreased $200,000 when compared to the three months ended May 31, 2016.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2017.

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

Although the Company's assets included $2,301,000 in cash and $2,906,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act’). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2017. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 17, 2017

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer