Form 10-Q
period 2017-08-31
SONO TEK CORP
filed 2017-10-16
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2017

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

Non Accelerated Filer ☐  (Do not check if a smaller reporting company)   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	October 12, 2017
Common Stock, par value $.01 per share	14,973,283

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 – 3

Condensed Consolidated Balance Sheets – August 31, 2017 (Unaudited) and February 28, 2017	1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – Six Months and Three Months Ended August 31, 2017 and 2016 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2017 and 2016 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 – 9

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	10 – 19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 – Controls and Procedures	20

Part II – Other Information	21

Signatures and Certifications	22 – 26

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	August 31,	February 28,
	2017	2017
ASSETS

Current Assets:
Cash and cash equivalents	$2,360,289	$2,557,223
Marketable Securities	3,546,725	2,342,184
Accounts receivable (less allowance of $46,000 at August 31 and February 28)	936,933	1,150,801
Inventories, net	1,565,726	1,340,684
Prepaid expenses and other current assets	98,419	127,276
Total current assets	8,508,092	7,518,168

Land	250,000	250,000
Buildings, net	1,842,697	1,875,074
Equipment, furnishings and building improvements, net	503,788	624,197
Intangible and other assets, net	145,104	153,326
Deferred tax asset	315,171	315,171

TOTAL ASSETS	$11,564,852	$10,735,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$601,588	$336,561
Accrued expenses	824,591	868,755
Customer deposits	612,387	78,902
Current maturities of long term debt	152,848	149,698
Income taxes payable	11,806	14,619
Total current liabilities	2,203,220	1,448,535

Deferred tax liability	337,726	337,726
Long term debt, less current maturities	949,241	1,026,650
Total liabilities	3,490,187	2,812,911

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,961,475 and 14,961,076 shares issued and outstanding, at August 31 and February 28, respectively	149,615	149,611
Additional paid-in capital	8,880,970	8,859,486
Accumulated deficit	(1,057,808)	(1,128,322)
Accumulated other comprehensive income	101,888	42,250
Total stockholders’ equity	8,074,665	7,923,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,564,852	$10,735,936

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

	Unaudited		Unaudited
	Six Months Ended August 31,		Three Months Ended August 31,
	2017	2016	2017	2016

Net Sales	$5,186,630	$4,550,663	$2,674,496	$2,310,451
Cost of Goods Sold	2,625,299	2,501,947	1,315,647	1,285,138
Gross Profit	2,561,331	2,048,716	1,358,849	1,025,313

Operating Expenses
Research and product development costs	604,423	616,411	301,872	312,617
Marketing and selling expenses	1,206,154	1,079,069	623,252	532,087
General and administrative costs	558,114	501,607	299,332	232,418
Rental operations expense	74,369	81,571	35,271	38,454
Total Operating Expenses	2,443,060	2,278,658	1,259,727	1,115,576

Operating Income (Loss)	118,271	(229,942)	99,122	(90,263)

Interest Expense	(24,031)	(27,113)	(11,818)	(13,367)
Interest and Dividend Income	36,211	33,104	19,068	15,521
Other (expense) income	(7,862)	202,069	(8,134)	811

Income (Loss) from Operations Before Income Taxes	122,589	(21,882)	98,238	(87,298)

Income Tax Expense	52,075	12,000	43,593	2,375

Net Income (Loss)	$70,514	$(33,882)	$54,645	$(89,673)

Other Comprehensive Income
Net unrealized gain on marketable securities	59,638	92,372	32,603	36,431

Comprehensive Income (Loss)	$130,152	$58,490	$87,248	$(53,242)

Basic Earnings (Loss) Per Share	$0.00	$(0.00)	$0.00	$(0.01)

Diluted Earnings (Loss) Per Share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted Average Shares - Basic	14,961,137	14,961,076	14,961,197	14,961,076

Weighted Average Shares - Diluted	15,060,026	14,961,076	15,064,631	14,961,076

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Six Months Ended August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$70,514	$(33,882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	200,776	239,503
Stock based compensation expense	21,488	18,784
Inventory reserve	50,601	35,006
(Increase) Decrease in:
Accounts receivable	213,868	313,747
Inventories	(275,643)	61,190
Prepaid expenses and other current assets	28,857	49,597
Increase (Decrease) in:
Accounts payable and accrued expenses	220,863	(111,445)
Customer Deposits	533,485	25,187
Income Taxes Payable	(2,813)	(8,202)
Net Cash Provided by Operating Activities	1,061,996	589,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(42,917)	(159,680)
Purchase of marketable securities	(1,141,754)	(70,892)
Net Cash (Used in) Investing Activities	(1,184,671)	(230,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(74,259)	(71,087)
Net Cash (Used In) Financing Activities	(74,259)	(71,087)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(196,934)	287,826

CASH AND CASH EQUIVALENTS
Beginning of period	2,557,223	2,388,355
End of period	$2,360,289	$2,676,181

SUPPLEMENTAL DISCLOSURE:
Interest paid	$24,031	$27,113
Income Taxes Paid	$58,969	$8,202

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Six Months Ended August 31, 2017 and 2016

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2017 and February 28, 2017, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2017	February 28, 2017

Marketable Securities	$3,546,725	$2,342,184

Marketable Securities include mutual funds of $3,546,725 and $2,342,184 that are considered to be highly liquid and easily tradeable as of August 31, 2017 and February 28, 2017, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $144,000 and $139,000 at August 31, 2017 and February 28, 2017, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

NOTE 3: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2017	2017
Raw materials and subassemblies	$1,169,913	$1,197,506
Finished goods	507,157	369,428
Work in process	193,967	28,460
Total	1,871,037	1,595,394
Less: Allowance	(305,311)	(254,710)
Net inventories	$1,565,726	$1,340,684

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2017, there were 751,600 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of August 31, 2017, there were 202,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the six months ended August 31, 2017 and 2016, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $21,000 and $19,000 in additional compensation expense during the six months ended August 31, 2017 and 2016, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS (LOSS) PER SHARE

The denominators for the calculation of diluted earnings per share at August 31, 2017 and 2016 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2017	2016	2017	2016

Denominator for basic earnings (loss) per share	14,961,137	14,961,076	14,961,197	14,961,076

Dilutive effect of stock options	98,889	—	103,434	—

Denominator for diluted earnings (loss) per share	15,060,026	14,961,076	15,064,631	14,961,076

The effect of stock options for the three and six months ended August 31, 2016 are not used in the calculation of earnings per share. Due to the net loss for the three and six-month periods ended August 31, 2016, the inclusion of stock options in the calculations would have an anti-dilutive effect.

For the three and six months ended August 31, 2016, potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share consist of 369,520 stock options.

NOTE 7: OTHER COMPREHENSIVE INCOME (LOSS)

As of August 31, 2017, certain of the Company’s marketable securities were in an unrealized gain position. Unrealized gains and losses are principally due to changes in fair value of the investments held as available-for-sale. Because the Company has the ability and intent to hold the securities for the foreseeable future as classified as available-for-sale, the Company does not deem these unrealized gains or losses to be other than temporary.

As of August 31, 2017, the unrealized gain on available-for-sale securities was $101,888.

The following table sets forth the changes in Accumulated Other Comprehensive Gain (Loss) for the six months ended August 31, 2017:

Unrealized Gain (Loss) on Available for Sale Securities
Beginning Balance February 28, 2017	$42,250
Current Period Unrealized Gains	59,638
Ending Balance August 31, 2017	$101,888

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2017	2017

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10-year term.	$1,102,089	$1,176,348

Total long-term debt	1,102,089	1,176,348
Due within one year	152,848	149,698
Due after one year	$949,241	$1,026,650

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 4.25% at August 31, 2017. The loan is collateralized by all assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of August 31, 2017, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 10: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the six and three months ended August 31, 2017 and 2016, segment information is as follows:

	Six Months Ended August 31, 2017				Three Months Ended August 31, 2017
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$5,154,430	$130,349	$98,149	$5,186,630	$2,653,695	$69,875	$49,074	$2,674,496
Rental Expense	$98,149	$—	$(98,149)	$—	$49,074	$—	$(49,074)	$—
Rental Operations Expense	$—	$39,056		$39,056	$—	$17,660		$17,660
Depreciation Expense	$165,463	$35,313		$200,776	$81,357	$17,611		$98,968
Interest Expense	$—	$24,031		$24,031	$—	$11,818		$11,818
Net Income (Loss)	$136,714	$(66,200)		$70,514	$80,935	$(26,290)		$54,645
Assets	$9,185,671	$2,379,181		$11,564,852	$9,185,671	$2,379,181		$11,564,852
Debt	$—	$1,102,089		$1,102,089	$—	$1,102,089		$1,102,089

	Six Months Ended August 31, 2016				Three Months Ended August 31, 2016
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$4,502,365	$146,447	$98,149	$4,550,663	$2,286,153	$73,372	$49,074	$2,310,451
Rental Expense	$98,149	$—	$(98,149)	$—	$49,074	$—	$(49,074)	$—
Rental Operations Expense	$—	$45,331		$45,331	$—	$20,408		$20,408
Depreciation Expense	$197,744	$36,240		$233,984	$103,866	$18,046		$121,912
Interest Expense	$—	$27,113		$27,113	$—	$13,367		$13,367
Net Income (Loss)	$26,503	$(60,385)		$(33,882)	$(62,150)	$(27,523)		$(89,673)
Assets	$8,156,775	$2,424,489		$10,581,264	$8,156,775	$2,424,489		$10,581,264
Debt	$—	$1,248,650		$1,248,650	$—	$1,248,650		$1,248,650

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

Manufacturers of solar cells, fuel cells and advanced batteries share two major technical and business challenges: enhancing the energy efficiency of their products and manufacturing their products in a cost-effective way. Extremely uniform, thin layer coatings are at the heart of the solution for these advanced energy systems’ challenges.

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

Our ultrasonic coating technology is used by medical device manufacturers worldwide. The leading applications for this industry are coating of arterial stents and balloon catheters with precise and uniform micron layers of polymers and drugs; coating of various implantable devices with biomedical materials and coating of blood collection tubes with anti-coagulants. These applications are typically performed under strict regulatory supervision of governmental agencies in different countries, and the continuing demand for our systems from these customers is indicative of the high-quality performance that our systems provide these customers. Some examples of our products marketed to the medical device industry include: MediCoat I; MediCoat II; MediCoat PSI; MedXT; MediCoat BCC and ExactaCoat MD.

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

We offer a line of robotic XYZ coating equipment for applications involving coatings for fuel cell membranes, solar energy panels and specialty lens products. This equipment is offered in bench-top configurations as our SIMCoat and ExactaCoat product and standalone as our FlexiCoat product. These platforms position and move our nozzle systems in a precise three-dimensional application pattern. These coaters are extremely efficient especially when combined with our patented ultrasonic syringe pump to agitate and suspend nano-particles, which are often used in many of our applications.

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

Rental Real Estate Operations

In December 2010, we purchased the industrial park where our facilities are located in Milton, NY. The park is an improved 3.13 acre parcel of land comprised of five buildings of office/industrial space, with 50,000 square feet of gross leasable floor area. We currently utilize 35,000 square feet of the park for our operations. We presently lease 15,000 square feet of the park to unrelated third parties.

For financial reporting purposes, we report the results of the park as rental real estate operations.

Liquidity and Capital Resources

Working Capital – Our working capital increased $235,000 from $6,070,000 at February 28, 2017 to $6,305,000 at August 31, 2017. The increase in working capital is due to the current period’s net income of $70,000 and our non-cash items including $201,000 for depreciation and amortization, $21,000 for stock based compensation expense and $60,000 for an increase in the market values of our Available-For-Sale Investments. We had cash outflows of $43,000 for the purchase of equipment and furnishings and $74,000 for the repayment of notes payable. The Company’s current ratio was 3.86 to 1 at August 31, 2017 as compared to 5.19 to 1 at February 28, 2017.

The aggregate balance of cash and marketable securities increased $1,008,000 during the six-month period ended August 31, 2017 to a total of $5,907,000. At August 31, 2017, our working capital included $2,360,000 of cash and $3,547,000 of marketable securities, a total of $5,907,000. At February 28, 2017, our working capital included $2,557,000 of cash and $2,342,000 of marketable securities, a total of $4,899,000.

Stockholders’ Equity – Stockholder’s Equity increased $151,000 from $7,923,000 at February 28, 2017 to $8,074,000 at August 31, 2017. The increase is a result of the current period’s net income of $70,000, stock based compensation expense of $21,000 and an increase in our accumulated other comprehensive income of $60,000.

Operating Activities – Our operating activities provided $1,062,000 of cash for the six months ended August 31, 2017 as compared to providing $589,000 for the six months ended August 31, 2016. During the six months ended August 31, 2017, we had net income of $70,000, accounts receivable decreased $214,000, inventories increased $275,000, prepaid expenses decreased $29,000, accounts payable and accrued expenses increased $221,000, customer deposits increased $533,000 and income taxes payable decreased $3,000. In addition, in the current period we incurred non-cash expenses of $201,000 for depreciation and amortization, $21,000 for stock based compensation expense and $51,000 for our inventory reserve.

Investing Activities – For the six months ended August 31, 2017, we used $1,185,000 in our investing activities as compared to $231,000 for the six months ended August 31, 2016. For the six months ended August 31, 2017 and 2016, we used $43,000 and $160,000, respectively for the purchase or manufacture of equipment, furnishings, and leasehold improvements. For the three months ended August 31, 2017 and 2016, we used $1,142,000 and $71,000, respectively, for the purchase of marketable securities.

Financing Activities – For the six months ended August 31, 2017 and 2016, we used $74,000 and $71,000, respectively, for the repayment of our notes payable.

Net (Decrease) Increase in Cash – For the six months ended August 31, 2017, our cash balance decreased by $197,000 as compared to an increase of $288,000 for the six months ended August 31, 2016. During the six months ended August 31, 2017, our operations provided $1,062,000 of cash, of this, we used $43,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, $1,142,000 for the purchase of marketable securities and $74,000 for the repayment of notes payable.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Six Months Ended August 31,		Change		Three Months Ended August 31,		Change
	2017	2016	$	%	2017	2016	$	%
Net Sales	$5,154,430	$4,502,365	$652,065	14%	$2,653,696	$2,286,153	$367,543	16%
Cost of Goods Sold	2,625,299	2,501,947	123,352	5%	1,315,647	1,285,138	30,509	2%
Gross Profit	$2,529,131	$2,000,418	$528,713	26%	$1,338,049	$1,001,015	$337,034	34%

Gross Profit Margin %	49%	44%			50%	44%

For the six months ended August 31, 2017, our sales increased $652,000 or 14% to $5,154,000 as compared to $4,502,000 for the six months ended August 31, 2016. During the six-month period ended August 31, 2017, we experienced increases in sales of our Nozzles and Ultrasonic Generators, Stent Coating Units, Servo PCB Fluxing Units and Universal Align Systems. These increases were partially offset by decreases in sales of our XYZ Platform Units, Solder Recovery Systems and Spray Dryer Units.

For the three months ended August 31, 2017, our sales increased $368,000 or 16% to $2,654,000 as compared to $2,286,000 for the three months ended August 31, 2016. During the three-month period ended August 31, 2017, we experienced increases in sales of our Nozzles and Ultrasonic Generators, Stent Coating Units, XYZ Platform Units, PCB Fluxing Units and Parts and Universal Align Systems. These increases were partially offset by a decrease in sales of our Servo PCB Fluxing Units and Solder Recovery Systems.

For the six and three-month periods ended August 31, 2017, sales of our Stent Coating Units increased $742,000 and $382,000, respectively, when compared to the prior year periods.

Sales of our Stent Coating Units, XYZ Platform Units, Widetrack Units and Servo PCB Fluxing Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Gross Profit:

Our gross profit increased $529,000 to $2,529,000 for the six months ended August 31, 2017 from $2,000,000 for the six months ended August 31, 2016. The gross profit margin was 49% of sales for the six months ended August 31, 2017 as compared to 44% for the six months ended August 31, 2016. The increase in gross profit for the six months ended August 31, 2017 is primarily due to an increase in sales of our Nozzles and Ultrasonic Generators, Stent Coating Units, Servo PCB Fluxing Units and Universal Align Systems.

Our gross profit increased $337,000 to $1,338,000 for the three months ended August 31, 2017 from $1,001,000 for the three months ended August 30, 2016. The gross profit margin was 50% of sales for the three months ended August 31, 2017 as compared to 44% for the three months ended August 31, 2016. The increase in gross profit for the three months ended August 31, 2017 is due to an increase in sales of our Nozzles and Ultrasonic Generators, Stent Coating Units, XYZ Platform Units, PCB Fluxing Units and Parts and Universal Align Systems.

In addition, for the six and three-month periods ended August 31, 2017, our fixed overhead costs remained constant as our sales levels increased.

Operating Expenses:

	Six months Ended August 31,			Three months Ended August 31,
	2017	2016	Change	2017	2016	Change

Research and product development	$604,000	$616,000	$(12,000)	$302,000	$313,000	$(11,000)
Marketing and selling	$1,206,000	$1,079,000	$127,000	$623,000	$532,000	$91,000
General and administrative	$558,000	$502,000	$56,000	$299,000	$232,000	$67,000

Research and Product Development:

Research and product development costs decreased $12,000 to $604,000 for the six months ended August 31, 2017 from $616,000 for the six months ended August 31, 2016. The decrease is due to decreased expenses for research and development materials, depreciation expense and salaries. These expenses were partially offset by increases in health insurance premiums and engineering supplies.

Research and development costs decreased $11,000 to $302,000 for the three months ended August 31, 2017 from $313,000 for the three months ended August 31, 2016. The decrease is due to decreased expenses for research and development materials and depreciation expense. These decreases were partially offset by increases in health insurance premiums and engineering supplies.

In addition, during the three months ended August 31, 2016, certain officer salaries were temporarily decreased. These salaries were fully reinstated effective September 1, 2016.

Marketing and Selling:

Marketing and selling costs increased $127,000 to $1,206,000 for the six months ended August 31, 2017 from $1,079,000 for the six months ended August 31, 2016. The increase is due to increased salaries, commissions, health insurance premiums and travel expenses, which were partially offset by decreases in trade show and depreciation expenses.

Marketing and selling costs increased $91,000 to $623,000 for the three months ended August 31, 2017 from $532,000 for the three-month period ended August 31, 2016. During the three months ended August 31, 2017, salaries, health insurance premiums and travel expense increased. These increases were partially offset by decreases in commissions and depreciation expense.

In addition, during the three months ended August 31, 2016, certain officer salaries were temporarily decreased. These salaries were fully reinstated effective September 1, 2016.

General and Administrative:

General and administrative costs increased $56,000 to $558,000 for the six months ended August 31, 2017 from $502,000 for the six months ended August 31, 2016. During the six months ended August 31, 2017, salaries, health insurance premiums and other corporate expenses increased. These increases were partially offset by decreases in professional fees and depreciation.

General and administrative costs increased $67,000 to $299,000 for the three months ended August 31, 2017 from $232,000 for the three months ended August 31, 2016. During the three months ended August 31, 2017, salaries, professional fees and other corporate expenses increased.

In addition, during the three months ended August 31, 2016, certain officer salaries were temporarily decreased. These salaries were fully reinstated effective September 1, 2016.

Rental Real Estate Operations:

For the six months ended August 31, 2017, our real estate operations generated $32,000 in rental income from unrelated third parties and incurred $39,000 in operating expenses, $35,000 in depreciation expense and $24,000 in interest expense resulting in a net loss of $66,000. The $66,000 loss excludes any inter-company rent.

Interest and Dividend Income:

During the six months ended August 31, 2017, we recorded interest and dividend income of approximately $36,000 as compared to $33,000 for the six months ended August 31, 2016.

Other (Expense) Income:

During the six months ended August 31, 2017 we recorded a realized loss of $8,500 on the sale of some of our available-for-sale investments.

During the six months ended August 31, 2016, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Condensed Consolidated Results:

We had net income of $71,000 for the six months ended August 31, 2017, as compared to a net loss of $34,000 for the six months ended August 31, 2016. For the six months ended August 31, 2017, our revenue increased $636,000, gross profit increased $513,000, operating expenses increased $164,000, and our operating income increased $348,000. Net interest income (expense) and other income (expense) increased $204,000 when compared to the six months ended August 31, 2017.

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

Although the Company's assets included $2,360,000 in cash and $3,547,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2017. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 16, 2017

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer