Form 10-Q
period 2017-11-30
SONO TEK CORP
filed 2018-01-16
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company“ in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	January 9, 2018
Common Stock, par value $.01 per share	14,982,315

SONO-TEK CORPORATION

INDEX

Part I - Financial Information	Page

Item 1 – Condensed Consolidated Financial Statements:	1 – 3

Condensed Consolidated Balance Sheets – November 30, 2017 (Unaudited) and February 28, 2017	1

Condensed Consolidated Statements of Income – Nine Months and Three Months Ended November 30, 2017 and 2016 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2017 and 2016 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 – 9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10 – 19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	20

Signatures and Certifications	21 – 25

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited
	November 30,	February 28,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,698,721	$2,557,223
Marketable Securities	4,447,496	2,342,184
Accounts receivable (less allowance of $46,000 at November 30 and February 28)	978,336	1,150,801
Inventories, net	1,503,228	1,340,684
Prepaid expenses and other current assets	106,435	127,276
Total current assets	8,734,216	7,518,168

Land	250,000	250,000
Buildings, net	1,826,311	1,875,074
Equipment, furnishings and building improvements, net	563,521	624,197
Intangible and other assets, net	140,644	153,326
Deferred tax asset	315,171	315,171

TOTAL ASSETS	$11,829,863	$10,735,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$565,046	$336,561
Accrued expenses	826,929	868,755
Customer deposits	652,552	78,902
Current maturities of long term debt	154,475	149,698
Income taxes payable	52,174	14,619
Total current liabilities	2,251,176	1,448,535

Deferred tax liability	337,726	337,726
Long term debt, less current maturities	910,096	1,026,650
Total liabilities	3,498,998	2,812,911

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,976,644 and 14,961,076 shares issued and outstanding, at November 30 and February 28, respectively	149,767	149,611
Additional paid-in capital	8,891,077	8,859,486
Accumulated deficit	(863,366)	(1,128,322)
Accumulated other comprehensive income	153,387	42,250
Total stockholders’ equity	8,330,865	7,923,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,829,863	$10,735,936

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Unaudited		Unaudited
	Nine Months Ended November 30,		Three Months Ended November 30,
	2017	2016	2017	2016

Net Sales	$8,169,007	$7,149,766	$2,982,377	$2,599,104
Cost of Goods Sold	4,132,799	3,861,651	1,507,500	1,359,704
Gross Profit	4,036,208	3,288,115	1,474,877	1,239,400

Operating Expenses
Research and product development costs	922,460	924,056	318,037	307,645
Marketing and selling expenses	1,866,204	1,654,806	660,050	575,737
General and administrative costs	819,886	767,412	261,772	265,805
Rental operations expense	111,017	117,578	36,648	36,007
Total Operating Expenses	3,719,567	3,463,852	1,276,507	1,185,194

Operating Income	316,641	(175,737)	198,370	54,206

Interest Expense	(35,330)	(39,960)	(11,299)	(12,848)
Interest and Dividend Income	58,298	48,142	22,087	15,038
Other income	17,790	208,015	25,652	5,946

Income from Operations Before Income Taxes	357,399	40,460	234,810	62,342

Income Tax Expense	92,443	12,000	40,368	—

Net Income	$264,956	$28,460	$194,442	$62,342

Other Comprehensive Income
Net unrealized gain (loss) on marketable securities	$111,137	61,097	$51,499	($31,275)

Comprehensive Income	$376,093	$89,557	$245,941	$31,067

Basic Earnings Per Share	$0.02	$0.00	$0.01	$0.00

Diluted Earnings Per Share	$0.02	$0.00	$0.01	$0.00

Weighted Average Shares - Basic	14,964,048	14,961,076	14,969,933	14,961,076

Weighted Average Shares - Diluted	15,073,576	15,015,370	15,113,389	15,038,794

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Unaudited
	Nine Months Ended November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$264,956	$28,460

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,848	365,640
Stock based compensation expense	31,536	33,415
Inventory reserve	77,601	56,979
(Increase) Decrease in:
Accounts receivable	172,465	166,536
Inventories	(240,144)	174,287
Prepaid expenses and other current assets	20,841	24,670
Increase (Decrease) in:
Accounts payable and accrued expenses	186,659	(68,618)
Customer Deposits	573,650	238,272
Income Taxes Payable	37,555	(42,877)
Net Cash Provided by Operating Activities	1,404,967	976,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(157,727)	(170,659)
(Purchase) of marketable securities	(1,994,175)	(319,702)
Net Cash (Used In) Investing Activities	(2,151,902)	(490,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	210	—
Repayments of notes payable and loans	(111,777)	(107,045)
Net Cash (Used In) Financing Activities	(111,567)	(107,045)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(858,502)	379,358

CASH AND CASH EQUIVALENTS
Beginning of period	2,557,223	2,388,355
End of period	$1,698,721	$2,767,713

SUPPLEMENTAL DISCLOSURE:
Interest paid	$35,330	$39,960
Taxes Paid	$58,969	$42,877

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

Notes to Condensed Consolidated Financial Statements

Nine Months November 30, 2017 and 2016

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

Consolidation - The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Industrial Park, LLC (“SIP”). SIP operates as a real estate holding company for the Company’s real estate operations.

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2017 and February 28, 2017, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2017	February 28, 2017

Marketable Securities	$4,447,496	$2,342,184

Marketable Securities include mutual funds of $4,447,496 and $2,342,184 that are considered to be highly liquid and easily tradeable as of November 30, 2017 and February 28, 2017, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $147,000 and $139,000 at November 30, 2017 and February 28, 2017, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

NOTE 3: INVENTORIES

Inventories consist of the following:

	November 30, 2017	February 28, 2017

Raw materials and subassemblies	$1,153,908	$1,197,506
Finished Goods	413,595	369,428
Work in process	268,036	28,460
Total	1,835,539	1,595,394
Less: Allowance	(332,311)	(254,710)
Net inventories	$1,503,228	$1,340,684

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan, options expire ten years after the date of grant. As of November 30, 2017, there were 744,100 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of November 30, 2017, there were 173,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

For the nine months ended November 30, 2017 and 2016, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $32,000 and $33,000 in additional compensation expense during each of the nine month periods ended November 30, 2017 and 2016, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at November 30, 2017 and 2016 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2017	2016	2017	2016

Denominator for basic earnings per share	14,964,048	14,961,076	14,969,933	14,961,076

Dilutive effect of stock options	109,528	54,294	143,456	77,718

Denominator for diluted earnings per share	15,073,576	15,015,370	15,113,389	15,038,794

NOTE 7: OTHER COMPREHENSIVE INCOME (LOSS)

As of November 30, 2017, certain of the Company’s marketable securities were in an unrealized gain position. Unrealized gains and losses are principally due to changes in fair value of the investments held as available-for-sale. Because the Company has the ability and intent to hold the securities for the foreseeable future as classified as available-for-sale, the Company does not deem these unrealized gains or losses to be other than temporary.

As of November 30, 2017, the unrealized gain on available-for-sale securities was $153,387.

The following table sets forth the changes in Accumulated Other Comprehensive Gain for the nine months ended November 30, 2017:

Unrealized Gain on Available for Sale Securities
Beginning Balance February 28, 2017	$42,250
Current Period Unrealized Gains	111,137
Ending Balance November 30, 2017	$153,387

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 28,
	2017	2017
Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,064,571	1,176,348

Total long term debt	1,064,571	1,176,348
Due within one year	154,475	149,698
Due after one year	$910,096	$1,026,650

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 4.25% at November 30, 2017. The line of credit is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of November 30, 2017, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 10: SEGMENT INFORMATION

The Company operates in two segments: ultrasonic spray coating systems, which is the business of developing, manufacturing, selling, installing and servicing ultrasonic spray coating equipment; and real estate operations, which is the business of owning and operating the Sono-Tek Industrial Park.

All inter-company transactions are eliminated in consolidation. For the nine and three months ended November 30, 2017 and 2016, segment information is as follows:

	Nine Months Ended November 30, 2017				Three Months Ended November 30, 2017
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$8,114,007	$202,223	$147,223	$8,169,007	$2,959,577	$71,874	$49,074	$2,982,377
Rent Expense	$147,223	$—	$(147,223)	$—	$49,074	$—	$(49,074)	$—
Rental Operations Expense	$—	$57,850	—	$57,850	$—	$18,794	—	$18,794
Depreciation Expense	$226,681	$53,167		$279,848	$61,218	$17,854		$79,072
Interest Expense	$—	$35,330		$35,330	$—	$11,299		$11,299
Net Income (Loss)	$356,303	$(91,347)		$264,956	$219,589	$(25,147)		$194,442
Assets	$9,470,747	$2,359,116		$11,829,863	$9,470,747	$2,359,116		$11,829,863
Debt	$—	$1,064,571		$1,064,571	$—	$1,064,571		$1,064,571

	Nine Months Ended November 30, 2016				Three Months Ended November 30, 2016
	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated	Ultrasonic Spraying	Rental Real Estate Operations	Eliminations	Consolidated
Net Sales	$7,077,318	$219,671	$147,223	$7,149,766	$2,574,954	$73,224	$49,074	$2,599,104
Rent Expense	$147,223	$—	$(147,223)	$—	$49,074	$—	$(49,074)	$—
Rental Operations Expense	$—	$63,292		$63,292	$—	$17,961		$17,961
Depreciation Expense	$311,354	$54,286		$365,640	$109,491	$18,046		$127,537
Interest Expense	$—	$39,960		$39,960	$—	$12,848		$12,848
Net Income (Loss)	$113,550	$(85,090)		$28,460	$87,047	$(24,705)		$62,342
Assets	$8,397,682	$2,414,558		$10,812,240	$8,397,682	$2,414,558		$10,812,240
Debt	$—	$1,212,692		$1,212,692	$—	$1,212,692		$1,212,692

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $413,000 from $6,070,000 at February 28, 2017 to $6,483,000 at November 30, 2017. The increase in working capital is due to the current period’s net income of $265,000 and our non-cash items including $280,000 for depreciation and amortization, $32,000 for stock based compensation expense and $111,000 for an increase in the market values of our Available-For-Sale Investments. We had cash outflows of $158,000 for the purchase of equipment and furnishings and $112,000 for the repayment of notes payable. The Company’s current ratio was 3.88 to 1 at November 30, 2017 as compared to 5.19 to 1 at February 28, 2017.

The aggregate balance of cash and marketable securities increased $1,247,000 during the nine-month period ended November 30, 2017 to a total of $6,146,000. At November 30, 2017, our working capital included $1,699,000 of cash and $4,447,000 of marketable securities, a total of $6,146,000. At February 28, 2017, our working capital included $2,557,000 of cash and $2,342,000 of marketable securities, a total of $4,899,000.

Stockholders’ Equity – Stockholder’s Equity increased $408,000 from $7,923,000 at February 28, 2017 to $8,331,000 at November 30, 2017. The increase is a result of the current period’s net income of $265,000, stock based compensation expense of $32,000 and an increase in our accumulated other comprehensive income of $111,000.

Operating Activities – Our operating activities provided $1,405,000 of cash for the nine months ended November 30, 2017 as compared to providing $977,000 for the nine months ended November 30, 2016. During the nine months ended November 30, 2017, we had net income of $265,000, accounts receivable decreased $172,000, inventories increased $240,000, prepaid expenses decreased $21,000, accounts payable and accrued expenses increased $186,000, customer deposits increased $574,000 and income taxes payable increased $37,000. In addition, in the current period we incurred non-cash expenses of $280,000 for depreciation and amortization, $32,000 for stock based compensation expense and $78,000 for our inventory reserve.

Investing Activities – For the nine months ended November 30, 2017, we used $2,152,000 in our investing activities as compared to $490,000 for the nine months ended November 30, 2016. For the nine months ended November 30, 2017 and 2016, we used $158,000 and $171,000, respectively for the purchase or manufacture of equipment, furnishings, and leasehold improvements. For the nine months ended November 30, 2017 and 2016, we used $1,994,000 and $320,000, respectively, for the purchase of marketable securities.

Financing Activities – For the nine months ended November 30, 2017 and 2016, we used $112,000 and $107,000, respectively, for the repayment of our notes payable.

Net (Decrease) Increase in Cash – For the nine months ended November 30, 2017, our cash balance decreased by $859,000 as compared to an increase of $379,000 for the nine months ended November 30, 2016. During the nine months ended November 30, 2017, our operations provided $1,405,000 of cash. Of this, we used $158,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, $1,994,000 for the purchase of marketable securities and $112,000 for the repayment of notes payable.

Results of Operations

Ultrasonic Spraying Systems Segment:

	Nine Months Ended November 30,		Change		Three Months Ended November 30,		Change
	2017	2016	$	%	2017	2016	$	%
Net Sales	$8,114,007	$7,077,318	$1,036,689	15%	$2,959,577	$2,574,954	$384,623	15%
Cost of Goods Sold	4,132,799	3,861,651	271,148	7%	1,507,500	1,359,704	147,796	11%
Gross Profit	$3,981,208	$3,215,667	$765,541	24%	$1,452,077	$1,215,250	$236,827	19%

Gross Profit Margin %	49%	45%			49%	47%

For the nine months ended November 30, 2017, our sales increased $1,037,000 or 15% to $8,114,000 as compared to $7,077,000 for the nine months ended November 30, 2016. During the nine-month period ended November 30, 2017, we experienced increases in sales of our Nozzles and Ultrasonic Generators, Stent Coating Units, XYZ Platform Units, and Universal Align Systems. These increases were partially offset by decreases in sales of our WideTrack Units, Servo PCB Fluxing Units, Solder Recovery Systems and Spray Dryer Units.

For the three months ended November 30, 2017, our sales increased $385,000 or 15% to $2,960,000 as compared to $2,575,000 for the three months ended November 30, 2016. During the three-month period ended November 30, 2017, we experienced increases in sales of our Stent Coating Units, XYZ Platform Units, PCB Fluxing Units and Parts and Universal Align Systems. These increases were partially offset by decreases in sales of our WideTrack Units, Servo PCB Fluxing Units, Solder Recovery Systems and Versicoat Units.

For the nine and three-month periods ended November 30, 2017, sales of our Stent Coating Units increased $965,000 and $223,000, respectively, when compared to the prior year periods.

For the nine and three-month periods ended November 30, 2017, sales of our XYZ Platform Units increased $393,000 and $518,000, respectively, when compared to the prior year periods.

Sales of our Stent Coating Units, XYZ Platform Units, Widetrack Units and Servo PCB Fluxing Units typically vary from quarter to quarter. Demand for our products fluctuates and is dependent upon market conditions. The continuing expansion of our product lines has reduced our dependence on any specific market and provides us flexibility to adapt to changing economic conditions.

Gross Profit:

Our gross profit increased $766,000 to $3,981,000 for the nine months ended November 30, 2017 from $3,216,000 for the nine months ended November 30, 2016. The gross profit margin was 49% of sales for the nine months ended November 30, 2017 as compared to 45% for the nine months ended November 30, 2016. The increase in gross profit for the nine months ended November 30, 2017 is primarily due to an increase in sales of our Nozzles and Ultrasonic Generators, Stent Coating Units, XYZ Platform Units and Universal Align Systems.

Our gross profit increased $237,000 to $1,452,000 for the three months ended November 30, 2017 from $1,215,000 for the three months ended November 30, 2016. The gross profit margin was 49% of sales for the three months ended November 30, 2017 as compared to 47% for the three months ended November 30, 2016. The increase in gross profit for the three months ended November 30, 2017 is due to an increase in sales of our Stent Coating Units, XYZ Platform Units, PCB Fluxing Units and Parts and Universal Align Systems.

In addition, for the nine and three-month periods ended November 30, 2017, our fixed overhead costs remained constant as our sales levels increased.

Operating Expenses:

	Nine months Ended November 30,			Three months Ended November 30,
	2017	2016	Change	2017	2016	Change

Research and product development	$ 922,000	$924,000	$(2,000)	$318,000	$308,000	$10,000
Marketing and selling	$1,866,000	$1,655,000	$211,000	$660,000	$576,000	$84,000
General and administrative	$820,000	$767,000	$ 53,000	$262,000	$266,000	$(4,000)

Research and Product Development:

Research and product development costs decreased $2,000 to $922,000 for the nine months ended November 30, 2017 from $924,000 for the nine months ended November 30, 2016. The decrease is due to decreased expenses for research and development materials, depreciation expense and salaries. These decreases were partially offset by increases in health insurance premiums and engineering supplies.

Research and development costs increased $10,000 to $318,000 for the three months ended November 30, 2017 from $308,000 for the three months ended November 30, 2016. The increase is due to increased expenses for research and development materials and depreciation expense. These increases were partially offset by decreases in salaries.

Marketing and Selling:

Marketing and selling costs increased $211,000 to $1,866,000 for the nine months ended November 30, 2017 from $1,655,000 for the nine months ended November 30, 2016. During the nine months ended November 30, 2017, salaries, commissions, health insurance premiums and travel expenses increased. These increases were partially offset by decreases in trade show and depreciation expenses.

Marketing and selling costs increased $84,000 to $660,000 for the three months ended November 30, 2017 from $576,000 for the three-month period ended November 30, 2016. During the three months ended November 30, 2017, salaries, health insurance premiums and trade show expenses increased. These increases were partially offset by decreases in travel and depreciation expense.

General and Administrative:

General and administrative costs increased $53,000 to $820,000 for the nine months ended November 30, 2017 from $767,000 for the nine months ended November 30, 2016. During the nine months ended November 30, 2017, salaries, health insurance premiums, supplies and other corporate expenses increased. These increases were partially offset by decreases in professional fees, stock based compensation expense and depreciation.

General and administrative costs decreased $4,000 to $262,000 for the three months ended November 30, 2017 from $266,000 for the three months ended November 30, 2016. During the three months ended November 30, 2017, professional fees and stock based compensation expense decreased. These decreases were partially offset by increases in health insurance premiums, supplies and other corporate expenses.

Rental Real Estate Operations:

For the nine months ended November 30, 2017, our real estate operations generated $55,000 in rental income from unrelated third parties as compared to $73,000 for the nine months ended November 30, 2016. Our real estate operations incurred $111,000 in operating expenses compared to $118,000 for the prior year period and $35,000 in interest expense compared to $40,000 for the prior year period. For the nine months ended November 30, 2017, our real estate operations reported a net loss of $91,000 compared to a net loss of $85,000 for the prior year period. The reported losses exclude any inter-company rent. A summary of our real estate operations is as follows:

	Nine Months Ended November 30,
	2017	2016
Statements of Operations
Rental Income	$55,000	$73,000

Real Estate Taxes	38,000	39,000
Interest Expense	35,000	40,000
Depreciation Expense	53,000	54,000
Other Expenses	20,000	25,000
Net Loss From Real Estate Operations	($91,000)	($85,000)

Per Square Foot Cost Based on 50,000 sq. feet	($1.82)	($1.70)

Statements of Cash Flows
Net Loss	($91,000)	($85,000)
Adjustments to reconcile net loss to net cash used in real estate operations:
Depreciation	53,000	54,000
Debt Service	(112,000)	(107,000)
Net Cash (Used) in Real Estate Operations	($150,000)	($138,000)

Cash Outlay Per Square Foot Based on 50,000 sq. feet	($3.00)	($2.76)

Interest and Dividend Income:

During the nine months ended November 30, 2017, we recorded interest and dividend income of approximately $58,000 as compared to $48,000 for the nine months ended November 30, 2016.

Other (Expense) Income:

During the nine months ended November 30, 2017, we recorded net realized gains of $11,000 on the sale of some of our available-for-sale investments. In addition, we recorded $6,000 of miscellaneous income.

During the nine months ended November 30, 2016, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Condensed Consolidated Results:

We had net income of $265,000 for the nine months ended November 30, 2017, as compared to $28,000 for the nine months ended November 30, 2016. For the nine months ended November 30, 2017, our revenue increased $1,019,000, gross profit increased $748,000, operating expenses increased $256,000, and our operating income increased $492,000. Interest and dividend income, net of interest (expense) increased $15,000 and other income (expense) decreased $190,000 when compared to the nine months ended November 30, 2016.

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

Although the Company's assets included $1,699,000 in cash and $4,447,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2017. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 16, 2018

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer