Form 10-K
period 2018-02-28
SONO TEK CORP
filed 2018-05-24
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2018

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

As of August 31, 2017 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $14,504,312 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $1.15.

The Registrant had 14,989,003 shares of Common Stock outstanding as of May 10, 2018.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1	BUSINESS

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) is the world leader in the design and manufacture of ultrasonic coating systems for applying precise, thin film coatings to protect, strengthen or smooth surfaces on parts and components for the microelectronics/electronics, alternative energy, medical, industrial and emerging research & development/other markets. We design and manufacture custom-engineered ultrasonic coating systems and also provide patented nozzles and generators for manufacturers’ equipment. Our fiscal year ends on February 28. We refer to the fiscal year ended February 28, 2018 as “fiscal 2018” and use similar protocol for previous fiscal years.

Our ultrasonic nozzle systems use high frequency ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing microscopic layers of protective materials over a wide variety of surfaces, including glass. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions. We serve a variety of industries and applications and have a broad base of customers with no single customer that provides more than 10% of our revenue. Our largest customer accounted for 8% of revenue in fiscal 2018.

The applications that are employing our unique coating technology and expertise have been expanding as the advantages of ultrasonic coatings are more broadly recognized. The original application of our technology was to coat the inner surface of blood collection tubes used for medical diagnostic testing. Our products enable the application of a thin and uniform coating of material that prevents coagulation of blood. Following that initial breakthrough, our technology was then used for applying uniform flux coatings to printed circuit boards, a critical part of the fabrication process for all electronic devices. A later application for much larger surfaces was to address the many challenges that glass manufacturers faced. They needed a solution for specialized glass applications in the construction and automotive industries. Among other things, our ultrasonic nozzles are used to provide coatings that improve durability, create filters, increase clarity, reduce reflection, enable conductivity, and enhance safety.

Our corporate offices are located in Milton, New York where our production facilities are co-located. We also have a sales and service office in Hong Kong and an equipment demonstration room in Shenzen, China. We are ISO 9001 qualified since registering in September 1998 and we have been recertified annually since then.

We were founded by the inventor of the ultrasonic nozzle and incorporated in New York on March 21, 1975. We became a public company in 1987 and our stock is traded on the OTCQX U.S. tier of the OTC exchange under the ticker symbol “SOTK”.

Our Products, Markets and Customers

Our products are used in a wide range of applications. We provide our customers a differentiated offering of ultrasonic spray solutions custom suited for their requirements and we continually expand our offerings to address new applications. Our products include fully-integrated Multi-Axis Coating Systems, Integrated Coating Systems, Fluxing Systems, OEM Systems and other related systems. We invest heavily in research and development to continually bring to market new solutions for our customers, to increase our market share and to solve high value problems in manufacturing.

Our Multi-Axis Coating Systems, Integrated Coating Systems and Fluxing Systems provide complete fully-integrated solutions for our customers, while we created the Universal Align to offer our customers subsystems that integrate our nozzles and generators that they can then incorporate into their original equipment.

We target the following markets where our product quality and consistency and application knowledge are valued by our customers. We have built our brand and reputation on providing high quality, highly reliable products that provide consistent performance for critical applications in demanding operating environments. Our surface coating solutions are used in 24/7 work schedules, under harsh and challenging manufacturing environments, where they provide value in a continuous and dependable fashion. The industries and applications in which our products can be found include:

•	Micro-Electronics/Electronics:
o	Printed circuit boards: Ultrasonic flux application removes oxidation and is more efficient than standard, historic processes.
o	Semiconductors: Applies micron-thin photo-resist layers onto complex wafers
o	Sensors
o	Display/panel glass on personal electronic devices
•	Medical: Our systems are used in this industry to apply micron layers of polymers and drugs; biomedical materials and anti-coagulants.
o	Implanted medical devices such as:
▪	Stents and balloons
▪	Artificial joints
o	Blood collection tubes
o	Diagnostic devices
o	Bandages/protective wraps
o	Lenses
•	Industrial
o	Flat (“float”) glass used for windows in buildings and vehicles
o	Textiles: high performance value adding coatings onto fabrics, such as anti-microbial, anti-stain, flame retardant and moisture barriers

o	Food packaging and food safety: anti-microbial coatings
o	Food: coatings of flavors, ingredients and other additives
•	Alternative Energy
o	Fuel cells
o	Solar cells
o	Batteries
•	Emerging Research and Development / Other Markets
o	Research and development efforts at universities, research institutions and government agencies that are not in the above already established Sono-Tek markets.
o	A variety of other small industries using Sono-Tek coating technology, that have not yet matured into a developed market-place for our ultrasonic coating machines.

Our principal customers include original equipment manufacturers, distributors and end users of our products in the industries that we serve.

Our products are sold primarily through select independent distributors and sales representatives around the world that are trained on our technologies and products. Our distributors are typically experts in their industries and recognize the significant value our technology provides their customers. We provide extensive training and on-site support with our direct sales force and application engineers, who also respond to leads generated by our web sites and the trade shows in which we participate. To grow sales, we have strengthened our team of application engineers and expanded our process development laboratory.

We also provide application consulting services enabling our customers to rely on our surface coating expertise and specific customer process optimization. We offer these services both in our application laboratory and at our customers’ sites where we can assist in the design and development of customized coating systems.

We are a global business and, depending on the timing of orders from customers, our geographical sales mix can vary from year to year. In fiscal 2018 56% of our sales were from outside the U.S.

Our Strengths

Our core strengths and capabilities include:

•	We have built a strong reputation in the industry based on our ability to solve complex problems and provide custom engineered, value-added solutions for our customers.
•	We are renowned for our product quality, customer service and responsiveness and critical thinking that enables a strong problem solving culture throughout our organization.
•	We have expanded our ability to provide coating services for low to mid-volume demand to support our customers’ product development and testing.
•	We are continually developing new technologies and solutions to address an ever-changing marketplace.

Our Strategy

We are focused on the further development of technologies that enable the microscopic coating of surfaces to enable better outcomes for our customers’ products and processes. We believe product superiority is imperative in all that we produce and that it is developed through the extensive experience we have in the coatings industry, our proprietary manufacturing know-how and skills, and our unique work force we have built over the years.

We intend to leverage our innovative technologies, proprietary know-how, unique talent and experience, and global reach to:

•	Grow the business globally by reaching new markets and further penetrating the markets and customers we currently serve;
•	Improve our earnings power through lean manufacturing processes, automation and continuous improvement;
•	Develop new and unique technologies that solve our customers’ most challenging problems;
•	Meet or exceed our customers’ expectations; and
•	Provide an acceptable return to our shareholders.

To accomplish these objectives, we believe we must judiciously deploy our monetary and human capital, in order to expand our presence in our targeted markets and create a broader offering for our customers.

Availability of Raw Materials and Working Capital Practices

Historically, we have not been adversely impacted by the availability of raw materials or components used in the manufacture of our products. All raw materials used in our products are readily available from many different domestic suppliers. We purchase circuit board assemblies and sheet metal components from a wide range of suppliers throughout the world.

We carefully manage our inventory using lean manufacturing processes. We provide a limited warranty on all our products covering parts and labor for a period of one year from the date of sale.

Research and Development

We believe that our long-term growth and stability are linked to the development and release of products that provide solutions to customer needs across a wide spectrum of industries, while advancing the utility of our core technology. During fiscal 2018 and fiscal 2017, we spent $1,280,000 and $1,276,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services.

Intellectual Property

Our business is based in part on the technology covered by our U.S. patents. We also rely on unpatented know-how in the design and production of our nozzle systems, subsystems and complete solutions. We have executed non-disclosure and non-compete agreements with all of our employees to safeguard our intellectual property. We execute reciprocal non-disclosure agreements with our key customers to safeguard any jointly developed intellectual property.

Competition

We operate in competitive markets in many of our industry segments. We compete against alternative coating technologies, as well as global and regional manufacturers of nozzles and other products based on price, quality, product features and follow up service. We maintain our competitive position by providing highly effective solutions that meet our customers’ requirements and needs. In several emerging markets, we encounter less competition based on the uniqueness of our ultrasonic technology in these applications.

Information Regarding Sales Outside the United States

During fiscal 2018 and fiscal 2017, sales to customers outside the U.S.  accounted for approximately $6,303,000, or 57% of total revenue, and $6,052,000, or 63% of total revenue, respectively.

Employees

As of February 28, 2018, we employed 64 full-time employees. We believe that relations with our employees are generally good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains the reports, proxy statements and other information for registrants that file electronically, as we do. Additionally, these reports may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. Information regarding the SEC’s Public Reference Room may be obtained by calling 1-800-SEC-0330.

We maintain a website at http://www.sono-tek.com. On our site, we provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

ITEM 1A	RISK FACTORS – Not Required for Smaller Reporting Companies.

ITEM 1B	UNRESOLVED STAFF COMMENTS - None.

ITEM 2	DESCRIPTION OF PROPERTIES

We own an industrial park located in Milton, New York that is subject to a ten-year mortgage, of which six years remain. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize 33,000 square feet or 66% of the park for our operations. We believe our facilities will be adequate for the foreseeable future and the ownership of the industrial park provides us opportunity to expand as we grow.

Approximately 17,000 square feet of the park is leased or available for lease to unrelated third parties at any given time.

ITEM 3	LEGAL PROCEEDINGS – None

ITEM 4	MINE SAFETY DISCLOSURES – Not Applicable

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTCQX U.S. tier of the OTC exchange under the ticker symbol “SOTK”. The following table sets forth the range of high and low closing bid quotations for our Common Stock for the periods indicated.

	Fiscal Years Ended
	February 28, 2018		February 28, 2017
	HIGH	LOW	HIGH	LOW
First Quarter	$1.19	$1.05	$1.14	$0.91
Second Quarter	1.22	1.12	1.08	0.84
Third Quarter	1.49	1.14	1.19	1.00
Fourth Quarter	1.93	1.50	1.30	1.01

The above quotations are believed to represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

As of February 28, 2018, there were 131 shareholders of record of our Common Stock, according to our stock transfer agent. We estimate that we have between 1,000 and 1,400 beneficial shareholders of our common stock. Beneficial shareholders are those that hold their shares in “street name”, that is in brokerage accounts.

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

Overview

Founded in 1975, Sono-Tek Corporation designs and manufactures ultrasonic coating systems that apply precise, thin film coatings to a multitude of products for the microelectronics/electronics, alternative energy, medical and industrial markets, including specialized glass applications in construction and automotive. We also sell our products to emerging research and development and other markets.

Our ultrasonic nozzle systems use high frequency ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing microscopic layers of protective materials over a surface such as glass. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions.

We are focused on the further development of technologies that enable the microscopic coating of surfaces to enable better outcomes for our customers’ products and processes. We believe product superiority is imperative in all that we produce and that it is developed through the extensive experience we have in the coatings industry, our proprietary manufacturing know-how and skills and our unique work force we have built over the years.

We are a global business with approximately 57% of our sales generated from outside the United States. Our direct sales team and our distributor and sales representative network is located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives (‘reps”). Of note, we have developed demonstration labs in Asia and at our facility in New York that are used to train our distributors and reps. These labs are also very valuable for demonstrating to prospective customers the capabilities of our equipment and enable us to develop custom solutions to meet their needs.

Highlights

Highlights for fiscal 2018 include:

•	Net sales for fiscal 2018 were $11,008,000, up 14% compared with $9,635,000 for fiscal 2017
•	Gross profit and operating margins for fiscal 2018 expanded to 48.1% and 3.5%, respectively, from 45.3% and (1.9%), respectively, for fiscal 2017
•	Basic Earnings and Diluted Earnings per share were $0.02 in fiscal 2018 compared with $0.01, for fiscal 2017
•	Operating cash flow for fiscal 2018 was $1,802,000, an improvement over $1,029,000 in fiscal 2017.
•	Backlog on February 28, 2018 was $1,238,000, up 64% from backlog of $754,000on February 28, 2017
~~•~~	Cash and cash equivalents and short-term investments at February 28, 2018 were $6,422,000 compared with $4,899,000 as of February 28, 2017, an increase of $1,523,000.
~~•~~	At fiscal 2018-year end, our balance sheet showed strength with debt representing only 13% of total capitalization. We believe that provides us with the financial flexibility to pursue our business strategy for growth.

Market and Geographic Diversity

We have invested significant resources to enhance our market diversity. Based on our core ultrasonic coating technology, we increased our portfolio of products, the industries we serve, and the countries in which we sell our products.

Today, we serve five industries: microelectronics/electronics, medical, alternative energy, emerging research and development and other, as well as the industrial markets.

We are a global company. We are geographically present directly and through distributors and trade representatives in United States and Canada , EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2018, approximately 56% of sales in fiscal 2018 originated outside of the United States and Canada. We established an infrastructure to drive our geographic diversity including a newly equipped process development laboratory in APAC, a strengthened sales organization of application engineers, expanded talent on our engineering team, the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

We believe that the new products we have introduced, the new markets we have penetrated, and the regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Results of Operations

Sales:

	Fiscal Year Ended
	February 28,		Change
	2018	2017	$	%
Net Sales	$11,008,000	$9,635,000	$1,373,000	14%
Cost of Goods Sold	5,712,000	5,272,000	440,000	8%
Gross Profit	$5,296,000	$4,363,000	$933,000	21%

Gross Profit %	48.1%	45.3%

Strong market conditions and the expansion of our global sales effort drove sales up 14% to $11,008,000 in fiscal 2018 compared with the prior fiscal year. Stronger sales were primarily driven by the alternative energy industry, specifically fuels cell development programs in China, and the medical device coating market in the US and Canada, where we provide coating technologies for stents, medical devices, blood collection tubes and other items.

Product Sales:

	Fiscal Year Ended
	February 28,				Change
	2018	% of total	2017	% of total	$	%
Fluxing Systems	$2,175,000	20%	$2,325,000	24%	(150,000)	(6%)
Integrated Coating Systems	2,330,000	21%	1,309,000	14%	1,021,000	78%
Multi-Axis Coating Systems	4,168,000	38%	3,466,000	36%	702,000	20%
OEM Systems	1,823,000	17%	1,783,000	19%	40,000	2%
Other	512,000	5%	752,000	8%	(240,000)	(32%)
TOTAL	$11,008,000		$9,635,000		$1,373,000	14%

The increase in Multi-Axis Systems and Integrated Coating Systems reflects new customers and increased demand from existing customers primarily in the alternative energy and medical markets.

Market Sales:

	Fiscal Year Ended
	February 28,				Change
	2018	% of total	2017	% of total	$	%
Electronics/Microelectronics	$4,088,000	37%	$4,870,000	50%	(782,000)	(16%)
Medical	3,073,000	28%	1,601,000	17%	1,472,000	92%
Alternative Energy	1,808,000	16%	757,000	8%	1,051,000	139%
Emerging R&D and Other	1,149,000	10%	1,340,000	14%	(191,000)	(14%)
Industrial	890,000	8%	1,067,000	11%	(177,000)	(17%)
TOTAL	$11,008,000		$9,635,000		$1,373,000	14%

Growth in the Medical market was from sales of customized machines primarily used for coating implantable devices with polymers and other active nanomaterials. The Company’s application expertise provides a competitive advantage in this market. The Alternative Energy market expanded as applications for fuel cells increased. Asia, specifically China, has been driving demand for fuel cells because of the investments being made by the Chinese government. Our equipment is used to produce highly durable, uniform, pinhole free coatings of carbon-based catalyst inks onto fuel cell proton exchange membranes reducing waste and improving functionality.

Geographic Sales:

	Fiscal Year Ended
	February 28,		Change
	2018	2017	$	%
U.S. & Canada	$4,820,000	$3,848,000	$972,000	25%
Asia Pacific (APAC)	2,459,000	2,671,000	(212,000)	(8%)
Europe, Middle East, Asia (EMEA)	2,617,000	1,939,000	678,000	35%
Latin America	1,112,000	1,177,000	(65,000)	(6%)
TOTAL	$11,008,000	$9,635,000	$1,373,000	14%

In fiscal 2018, approximately 56% of sales originated outside of the United States and Canada. This compares with 60% in fiscal 2017.

Gross Profit:

Our gross profit increased $933,000, or 21%, to $5,296,000 for fiscal 2018 from $4,363,000 for the prior fiscal year. Gross profit margin improved by 280 basis points to 48.1% for fiscal 2018 primarily due to product mix, as a greater portion of the sales growth was from higher margin Multi-Axis Systems and Integrated Coating Systems. In addition, our fixed overhead costs marginally decreased during fiscal 2018.

Operating Expenses:

	Fiscal Year Ended
	February 28,		Change
	2018	2017	$	%
Research and product development	$1,280,000	$1,276,000	$4,000	—
Marketing and selling	$2,516,000	$2,217,000	$299,000	13%
General and administrative	$1,118,000	$1,048,000	$70,000	7%

Research and Product Development:

Research and product development costs increased $4,000 to $1,280,000 for fiscal 2018 as compared with $1,276,000 for the prior fiscal year. For fiscal 2018, we experienced decreases in engineering materials and supplies expense and engineering salaries. These decreases were partially offset by increases in health insurance and depreciation.

Marketing and Selling:

Marketing and selling costs increased $299,000 to $2,516,000 for fiscal 2018 as compared with $2,217,000 for the prior fiscal year. For fiscal 2018, we experienced increases in sales salaries, international commission expense and health insurance. These increases were partially offset by decreased depreciation and other miscellaneous expenses.

During fiscal 2018, we expended approximately $530,000 for commissions as compared with $417,000 for the prior fiscal year, an increase of $113,000 resulting primarily from increased sales.

During fiscal 2018, we expended approximately $280,000 for advertising and trade show expense compared with $286,000 for the prior fiscal year, a decrease of $6,000.

General and Administrative:

General and administrative costs increased $70,000 to $1,118,000 for fiscal 2018 as compared with $1,048,000, for the prior fiscal year ended February 28, 2017. For fiscal 2018, we experienced increases in salary expense, health insurance and corporate and other miscellaneous expenses. These increases were partially offset by decreases in professional fees and stock based compensation expense.

Operating Income (Loss):

We maintained or increased spending levels for new product development and sales and marketing as we continued to address market expansion opportunities. However, as a percentage of net sales, operating expenses were down 250 basis points to 44.6% in fiscal 2018. As a result, fiscal 2018 operating income increased significantly to $382,000, from an operating loss of $179,000 for the prior fiscal year, and the operating margin improved to 3.5%.

Interest Expense:

Interest expense decreased to $46,000 for fiscal 2018 as compared with $52,000 for the prior fiscal year.

Interest and Dividend Income:

Interest and dividend income increased to $91,000 for fiscal 2018 as compared with $71,000 for the prior fiscal year. Our present investment policy is to invest excess cash in highly liquid, lower risk fixed income mutual funds. At February 28, 2018, the majority of our holdings are rated at or above investment grade.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate . For fiscal 2018, the Company’s rental revenue was $77,800, expenses were $58,900 and the net revenue was $18,900.

For fiscal 2017, the Company’s rental revenue was $89,000, expenses were $59,000 and the net revenue was $30,000. In addition, during fiscal 2017, we received a payout of $200,000 in life insurance proceeds from the death of a former employee.

Income Tax Expense (Benefit):

We recorded income tax expense of $92,000 for fiscal 2018 compared with a benefit of $19,000 for the prior fiscal year. The details of the current year’s tax expense are explained in Note 11 in our financial statements.

Net Income:

For fiscal 2018, net income increased to $368,000 from $96,000 for the prior fiscal year, which was due to higher revenue and gross profit margin which was partially offset by an increase in operating expenses and income tax expense.

For fiscal 2018 and 2017, we do not believe that our sales revenue or net income has been adversely affected by the impact of inflation or changing prices.

Other Comprehensive Income (Loss)

Net unrealized income (loss) on marketable securities:

As of February 28, 2018, certain of our marketable securities were in an unrealized gain position. Unrealized gains and losses are principally due to changes in the fair value of our investments held as available-for-sale. Because the Company has the ability and intent to hold the securities for the foreseeable future as classified as available-for-sale, the Company does not deem these unrealized gains or losses to be other than temporary.

For fiscal 2018, the unrealized gain on our available-for-sale marketable securities was $59,000 compared with $112,000 for the prior fiscal year.

Liquidity and Capital Resources

Working Capital - Our working capital increased $490,000 from $6,070,000 at February 28, 2017 to $6,560,000 at February 28, 2018. The increase in working capital is due to net income of $368,000 and our non-cash items, including $399,000 for depreciation and amortization, $42,000 for stock based compensation, $59,000 for an increase in the market values of our Available-For-Sale Investments, and $33,000 for an increase in our deferred tax expense. These non-cash expenses were partially offset by cash outflows of $189,000 for the purchase of equipment and furnishings and $156,000 for the repayment of notes payable. The Company’s current ratio was 4.08 to 1 at February 28, 2018 as compared with 5.19 to 1 at February 28, 2017.

The aggregate balance of cash and marketable securities increased $1,523,000 during fiscal 2018. At February 28, 2018, our working capital included $2,016,000 of cash and $4,406,000 of marketable securities, a total of $6,422,000. At February 28, 2017, our working capital included $2,557,000 of cash and $2,342,000 of marketable securities, a total of $4,899,000.

Stockholders’ Equity - Stockholders' equity increased $469,000 from $7,923,000 at February 28, 2017 to $8,392,000 at February 28, 2018. The increase in stockholders’ equity is the result of the current year’s net income of $368,000, stock based compensation of $42,000, and an increase in our accumulated comprehensive income of $59,000.

Operating Activities – Our operating activities provided $1,802,000 of cash for fiscal 2018 as compared with providing $1,029,000 for the prior fiscal year. For fiscal 2018, we had net income of $368,000, accounts receivable decreased $376,000, inventories increased $118,000, prepaid expenses and other assets increased $12,000, accounts payable and accrued expenses increased $341,000, customer deposits increased $265,000 and income taxes payable increased $70,000. In addition, we incurred non-cash expenses of $399,000 for depreciation and amortization, $42,000 for stock based compensation expense, an increase in our inventory reserve of $104,000, and $33,000 for an increase in our deferred tax expense.

Investing Activities - For fiscal 2018, we used $2,194,000 of cash in our investing activities as compared with using $716,000 for the prior fiscal year. In fiscal 2018 and fiscal 2017, we used $189,000 and $183,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. In fiscal 2018 and fiscal 2017, we used $2,004,000 and $534,000, respectively, for the purchase of marketable securities.

Financing Activities – For fiscal 2018, we used $149,000 of cash in our financing activities as compared with using $143,000 for the prior fiscal year. In fiscal 2018 and fiscal 2017, we used $150,000 and $143,000, respectively, for the repayments of notes payable.

Net Decrease in Cash – For fiscal 2018, our cash balance decreased by $541,000 as compared with an increase of $169,000 for the prior fiscal year ended February 28, 2017. During fiscal 2018, our operations provided $1,802,000 of cash, we used $2,194,000 in our investing activities and used $150,000 in our financing activities.

Bank Credit Facilities:

We currently have a revolving credit line of $750,000 and a $250,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period once annually. As of February 28, 2018, there were no outstanding borrowings under the line of credit.

We had outstanding borrowings under a note payable of $1,027,000 at February 28, 2018. The note is payable over six years and accrues interest at 4.15% per year. The note payable is secured by a mortgage on our land and buildings.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2018.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2018, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Impact of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017.

The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017.  The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets and liabilities at the lowered tax rate which potentially could leave a disproportionate tax effect in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financials statements have not yet been issued. The Company is currently evaluating the impact of adopting ASU 2018-02.

Other than, Accounting Standards Update (“ASU”) No. 2014-09 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Required for Smaller Reporting Companies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are presented on pages 32 to 49 of this Report.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2018. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)	Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	77	Chief Executive Officer, Chairman and a Director
Edward J. Handler, Esq.	81	Director*
R. Stephen Harshbarger	50	President and Director
Eric Haskell, CPA	71	Director*
Donald F. Mowbray	80	Director
Joseph Riemer	69	Director
Samuel Schwartz	98	Chairman Emeritus and Director
Philip A. Strasburg, CPA	79	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray and Messrs. Handler, Haskell and Schwartz run until the annual meeting to be held in 2018, and in each case until their respective successors are duly elected and qualified. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2019.

Audit Committee

The Company’s Board of Directors has an Audit Committee composed of “independent directors”, Edward J. Handler, Eric Haskell, CPA and Philip A. Strasburg, CPA, as Chairman. The “audit committee financial expert” designated by the Board is Philip A. Strasburg.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)	Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	55	Chief Financial Officer
Bennett D. Bruntil	37	Vice President
Christopher L. Coccio	77	Chief Executive Officer, Chairman and a Director
Robb W. Engle	47	Vice President
R. Stephen Harshbarger	50	President and Director

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

BENNET D. BRUNTIL was appointed Vice President in March 2018. Mr. Bruntil joined Sono-Tek in 2007 as a Regional Sales Manager and has served as Marketing Brand Manager and Director of the Electronics and Advanced Energy Division. Mr. Bruntil has experience in branding and product development and has successfully implemented sales strategies, launched new products and management of a diverse product line. Prior to joining Sono-Tek, Mr. Bruntil was a branch manager in the retail banking industry. He is a graduate of Central Connecticut State University with a major in psychology and a concentration in sociology.

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

ERIC HASKELL, CPA has been a Director since August 2009. He has over 40 years of experience in senior financial positions at several public and private companies.  He has significant expertise in the areas of acquisitions and divestitures, strategic planning and investor relations.  From December 2005 through March 2008, Mr. Haskell served as the Executive Vice President and Chief Financial Officer of SunCom Wireless Holdings, Inc., a company providing digital wireless communications services which was publicly traded until its merger with a wholly-owned subsidiary of T-Mobile USA, Inc. in February 2008.  He also served as a member of SunCom’s Board of Directors from November 2003 through May 2007.  From 1989 until April 2004, Mr. Haskell served as the Chief Financial Officer of Systems & Computer Technology Corp., a NASDAQ listed software and services corporation.  Mr. Haskell received his Bachelors Degree in Business Administration from Adelphi University in 1969.

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

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2018, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2018 and fiscal 2017 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2018	150,000	36,000	0	—	3,485	189,485
CEO, Chairman and Director	2017	130,962	30,000	0	—	2,256	163,218

R. Stephen Harshbarger	2018	223,692	30,000	0	20,873	4,989	279,554
President and Director	2017	182,692	25,000	0	19,952	4,154	231,798

Stephen J. Bagley	2018	154,596	24,000	0	5,429	3,446	187,471
Chief Financial Officer	2017	134,669	20,500	0	3,668	3,104	161,941

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During fiscal 2018, Dr. Coccio was compensated at a rate of $150,000 per annum.

During fiscal 2018, Mr. Harshbarger was compensated at a rate of $220,000 per annum.

During fiscal 2018, Mr. Bagley was compensated at a rate of $155,000 per annum.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher L. Coccio CEO, Chairman and Director	—	—	—	—

R. Stephen Harshbarger President	33,000	167,000[1]	0.91	07/20/2026
	36,000	—	1.05	02/20/2024
	43,200	—	1.19	02/19/2025
		110,000[2]	1.06	05/18/2027

Stephen J. Bagley Chief Financial Officer	—	90,000[3]	0.91	07/20/2026

166,000 of these options vested on March 15, 2018, 67,000 of these options will vest on March 15, 2019 and 34,000 of these options will vest on March 15, 2020.

2 36,667 of these options vested on March 15, 2019, 36,667 of these options will vest on March 15,2020 and 36,666 of these options will vest on March 15, 2021.

3 20,000 of these options vested on March 15, 2018, 33,333 of these options will vest on March 15, 2019, 23,333 of these options will vest on March 15, 2020 and 13,334 of these options will vest on March 15, 2021.

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $345,000, Christopher L. Coccio $360,000 and R. Stephen Harshbarger $499,000.

Severance Agreements

On October 20, 2017, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer, Christopher L. Coccio, Chief Executive Officer and R. Stephen Harshbarger, President. The agreements provide that in the event of termination of the executive’s employment, other than for the cause, the officers shall receive severance payments equal to two weeks of compensation for each full year employed by the Company.

Compensation of Directors

Each non-employee director receives $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2018, director compensation was as follows:

2018 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward J. Handler	3,000	—	—	—	—	—	3,000
Eric Haskell	3,000	—	—	—	—	—	3,000
Donald F. Mowbray	3,000	—	—	—	—	—	3,000
Samuel Schwartz	2,000	—	—	—	—	—	2,000
Philip Strasburg	3,000	—	—	—	—	—	3,000
Joseph Riemer	2,000	—	—	—	—	—	2,000

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 10, 2018 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
Name (and address if more than 5%) of	Beneficially
Beneficial owner	Owned	Percent

Directors and Officers
*Stephen J. Bagley	32,326[1]	**
*Christopher L. Coccio	532,338[2]	3.55%
*Edward J. Handler	110,726[3]	**
*R. Stephen Harshbarger	246,756[4]	1.63%
*Eric Haskell	20,000[5]	**
*Donald F. Mowbray	65,000[6]	**
*Joseph Riemer	217,554	1.45%
*Samuel Schwartz	1,383,047[7]	9.21%
*Philip A. Strasburg	75,963[8]	**

All Executive Officers and Directors as a Group	2,779,522[9]	18.06%

Additional 5% owners
Herbert Spiegel	756,931[10]	5.02%
425 East 58th Street
New York, NY 10022

Emancipation Management LLC	6,714,891[10]	44.54%
825 Third Avenue
New York, NY 10022

The above ownership percentages are based on 14,989,003 shares outstanding as of May 10, 2018.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Includes 2,000 shares held in the name of Dr. Coccio’s wife.

3Includes 44,797 shares owned jointly with Mr. Handler’s wife, 35,929 shares in the name of Mr. Handler’s wife and 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

4Includes 178,200 options currently exercisable issued under the Company’s Stock Incentive Plans.

5Represents 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

6Includes 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

7Includes 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans

8Includes 10,000 shares in the name of Mr. Strasburg’s wife and 20,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

9 The group total includes 405,600 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 351,000 options that are currently unexercisable. The group total includes 5,896 shares and 77,400 exercisable options held by Robb Engle, a Vice President of Engineering and 2,516 shares and 10,000 exercisable options held by Bennett Bruntil, a Vice President.

10The Company does not consider this holder to be an “affiliate” of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	Number of		securities remaining
	securities to be	Weighted-	available for future
	issued upon	average exercise	issuance under equity
	exercise of	price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	744,100	$0.99	1,735,900
2003 Stock Incentive Plan	168,000	$0.72	—

Total	912,100		1,735,900

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2018, there were 744,100 options outstanding under the 2013 plan.

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2018, there were 168,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

Audit Fees

For each of fiscal 2018 and fiscal 2017, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett & Webb, P.A., its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For each of fiscal 2018 and fiscal 2017, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett & Webb, P.A., its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2018 and fiscal 2017.

PART IV

ITEM 15	EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [3]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [3]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [4]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(i)[6]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(j)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(k)[8]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (l)[8]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(m)[8]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(n)[8]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(o)[8]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(q)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(r)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(s)[11]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(t)[11]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(u)[11]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(v)[12]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(w)[12]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(x)[12]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
14[13]	Code of Ethics.

21[12]	Subsidiaries of Issuer.
23.1[12]	Consent of Liggett & Webb, P.A.
31.1[12]	Rule 13a-14/15d – 14(a) Certification.
31.2[12]	Rule 13a-14/15d – 14(a) Certification.
32.1[12]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[12]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[12]	XBRL Instance Document.
101.SCH[12]	XBRL Taxonomy Extension Schema Document.
101.CAL[12]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[12]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[12]	XBRL Extension Label Linkbase Document.
101.PRE[12]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 19, 2016 and filed with the Securities and Exchange Commission on May 24, 2016.
[3]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2014.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[12]	Filed herewith.
[13]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended February 28, 2018 and 2017

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2018 and 2017

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2018 and 2017

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation (the "Company") as of February 28, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb P.A.
Liggett & Webb, P.A.
Certified Public Accountants

We have served as the Company’s auditor since 2012.

New York, NY

May 24, 2018

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$2,016,464	$2,557,223
Marketable securities	4,405,900	2,342,184
Accounts receivable (less allowance of $46,000)	774,778	1,150,801
Inventories, net	1,354,083	1,340,684
Prepaid expenses and other current assets	139,406	127,276
Total current assets	8,690,631	7,518,168

Land	250,000	250,000
Buildings, net	1,807,339	1,875,074
Equipment, furnishings and leasehold improvements, net	498,401	624,197
Intangible assets, net	136,576	153,326
Deferred tax asset	396,387	315,171

TOTAL ASSETS	$11,779,334	$10,735,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$652,863	$336,561
Accrued expenses	893,192	868,755
Customer deposits	344,098	78,902
Current maturities of long term debt	156,119	149,698
Income taxes payable	84,621	14,619

Total current liabilities	2,130,893	1,448,535

Deferred tax liability	385,384	337,726
Long term debt, less current maturities	870,532	1,026,650

Total Liabilities	3,386,809	2,812,911

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,986,367 and 14,961,076 issued and outstanding, respectively	149,864	149,611
Additional paid-in capital	8,901,171	8,859,486
Accumulated deficit	(760,115)	(1,128,322)
Accumulated other comprehensive income	101,605	42,250

Total stockholders’ equity	8,392,525	7,923,025

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,779,334	$10,735,936

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 28,
	2018	2017

Net Sales	$11,008,444	$9,634,956
Cost of Goods Sold	5,711,951	5,272,050
Gross Profit	5,296,493	4,362,906

Operating Expenses
Research and product development	1,280,308	1,275,902
Marketing and selling	2,516,461	2,217,218
General and administrative	1,118,107	1,048,407
Total Operating Expenses	4,914,876	4,541,527

Operating Income (Loss)	381,617	(178,621)

Other Income (Expense):
Interest Expense	(46,117)	(52,294)
Interest and Dividend Income	91,459	70,797
Other Income	33,104	236,450
Income before Income Taxes	460,063	76,332

Income Tax (Benefit) Expense	91,856	(19,374)

Net Income	$368,207	$95,706
Other Comprehensive Income
Net unrealized gain on marketable securities	59,355	112,390

Comprehensive Income	$427,562	$208,096

Basic Earnings Per Share	$.02	$.01

Diluted Earnings Per Share	$.02	$.01

Weighted Average Shares – Basic	14,968,450	14,961,076

Weighted Average Shares – Diluted	15,095,123	15,018,282

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2018 AND 2017

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance – February 29, 2016	14,955,400	$149,554	$8,812,224	$(70,140)	$(1,224,028)	$7,667,610
Exercise of stock options	5,676	57	(57)			—
Stock based compensation expense			47,319			47,319
Unrealized gain on marketable securities				112,390		112,390
Net Income					95,706	95,706
Balance – February 28, 2017	14,961,076	$149,611	$8,859,486	$42,250	$(1,128,322)	$7,923,025

Exercise of stock options	25,291	253	(43)			210
Stock based compensation expense			41,728			41,728
Unrealized gain on marketable securities				59,355		59,355
Net Income					368,207	368,207
Balance – February 28, 2018	14,986,367	$149,864	$8,901,171	$101,605	$(760,115)	$8,392,525

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$368,207	$95,706
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	399,526	440,223
Stock based compensation expense	41,728	47,319
Inventory reserve	104,601	80,006
Deferred tax expense	(33,558)	5,750

(Increase) Decrease in:
Accounts receivable	376,023	63,912
Inventories	(118,000)	524,693
Prepaid expenses and other assets	(12,130)	(17,322)

(Decrease) Increase in:
Accounts payable and accrued expenses	340,739	(16,017)
Customer deposits	265,196	(122,576)
Income taxes payable	70,002	(73,041)
Net Cash Provided by Operating Activities	1,802,334	1,028,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(189,245)	(182,837)
(Purchase) of marketable securities	(2,004,360)	(533,559)
Net Cash (Used In) Investing Activities	(2,193,605)	(716,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	210	—
Repayment of long term debt	(149,698)	(143,389)
Net Cash (Used In) Financing Activities	(149,488)	(143,389)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(540,759)	168,868

CASH AND CASH EQUIVALENTS:
Beginning of year	2,557,223	2,388,355
End of year	$2,016,464	$2,557,223

Supplemental Cash Flow Disclosure:

Interest Paid	$46,117	$52,294

Income Taxes Paid	$59,494	$56,502

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2018 AND 2017

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for fiscal 2018 and fiscal 2017 was $280,348 and $285,572, respectively.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for fiscal 2018 and fiscal 2017 was approximately $0.

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

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 8% of sales during fiscal 2018. Two customers accounted for 22% of the outstanding accounts receivables at February 28, 2018.

The Company had one customer, which accounted for 7% of sales during fiscal 2017. Six customers accounted for 46% of the outstanding accounts receivables at February 28, 2017.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2018 and 2017, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	February 28,
	2018	2017

Marketable Securities	$4,405,900	$2,342,184

Marketable Securities include mutual funds of $4,405,900 and $2,342,184, that are considered to be highly liquid and easily tradeable as of February 28, 2018 and 2017, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $149,654 and $138,777 at February 28, 2018 and 2017, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

New Accounting Pronouncements- In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for fiscal years beginning after December 15, 2017.

The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The Company is still in the process of evaluating the effect of the new standard on the Company’s historical financial statements and disclosures. While the Company has not completed its evaluation, the Company currently believes that the impact to revenue and expense recognized will not be material to any of the years presented.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.  ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets and liabilities at the lowered tax rate which potentially could leave a disproportionate tax effect in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financials statements have not yet been issued. The Company is currently evaluating the impact of adopting ASU 2018-02.

Other than, Accounting Standards Update (“ASU”) No. 2014-09 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	Fiscal Year Ended February 28,
	2018	2017
Expected life	2-8 years	4 years
Risk free interest rate	1.79% - 2.32%	1.16%
Expected volatility	12.65% - 22.24%	28.02%
Expected dividend yield	0%	0%

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate, volatility and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

For the years ended February 28, 2018 and 2017, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $41,728 and $47,319 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 4: INVENTORIES

Inventories consist of the following:

	February 28,
	2018	2017
Raw materials and subassemblies	$673,969	$1,197,506
Finished goods	395,410	369,428
Work in process	489,082	28,460
Total	1,558,461	1,595,394
Less: Allowance	(204,378)	(254,710)
Net inventories	$1,354,083	$1,340,684

NOTE 5: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 28,
	2018	2017
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,082,051	1,012,824
Machinery and equipment	872,598	858,694
Leasehold improvements	413,529	369,433
Tradeshow and demonstration equipment	1,070,860	1,072,425
Furniture and fixtures	971,011	907,428
Totals	6,660,049	6,470,804
Less: Accumulated depreciation	(4,354,309)	(3,971,533)
	$2,305,740	$2,499,271

Depreciation expense for the years ended February 28, 2018 and 2017 was $382,777 and $429,360, respectively.

NOTE 6: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,
	2018	2017
Accrued compensation	$362,405	$303,711
Estimated warranty costs	64,050	32,700
Accrued commissions	194,934	255,604
Professional fees	64,928	63,462
Other accrued expenses	206,875	213,278
	$893,192	$868,755

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 4.50% at February 28, 2018 and 3.75% at February 28, 2017. The line of credit is collateralized by all assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of February 28, 2018, and 2017, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 8: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,
	2018	2017

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10 year term.	1,026,651	1,176,348

Total long term debt	1,026,651	1,176,348
Due within one year	156,119	149,698
Due after one year	$870,532	$1,026,650

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2019	156,119
2020	162,816
2021	169,716
2022	177,081
2023	184,677
2024	176,242
$ 1,026,651

NOTE 9: BANK GUARANTEES

As of February 28, 2018, $72,318 of the Company’s cash on deposit with a foreign bank was being utilized to collateralize guarantees issued by the bank in favor of international customers of the Company to secure cash deposits on orders that have been remitted to the Company. The customers may exercise the guarantees, subject to certain performance requirements being met by the Company. The guarantees expire at various dates in 2018.

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of February 28, 2018.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 34% to pre-tax income as follows:

	February 28,
	2018	2017
Expected federal income tax	$156,421	$64,165
State tax, net of federal	24,383	10,002
Research and development tax credits	(57,994)	(70,827)
Under (Overaccrual) of prior year state taxes	40,793	(63,351)
Change in recapture tax rate from 39.3% to 27.3%	15,343	—
Permanent timing difference	33,107	17,795
Change in valuation allowances	(159,300)	—
Other adjustments	39,103	22,842
Income tax Expense (Benefit)	$91,856	$(19,374)

The deferred tax asset and liability are comprised of the following:

	February 28,
	2018	2017
Deferred tax asset
Inventory	$186,800	$297,000
Allowance for accounts receivable	18,100	18,100
Accrued expenses and other	111,200	79,300
Research tax credits	208,300	208,000
Valuation allowance	(128,000)	(287,300)
Deferred tax asset – Long Term	396,400	315,100

Deferred tax liability
Intangible asset amortization	(25,000)	(30,000)
Building and leasehold depreciation	(360,400)	(308,000)
Deferred tax liability – Long Term	$(385,400)	$(338,000)

At February 28, 2018 and 2017, the Company had $208,000 of research and development tax credits being carried forward.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide a valuation allowance against the deferred tax assets for amounts when the realization is uncertain.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the "Tax Act"). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate tax rate to 21%, effective March 1, 2018.

NOTE 12: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2018, there were 744,100 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2018, there were 168,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

During fiscal 2018, the Company granted options to acquire 110,000 shares to an officer, at an exercise price of $1.06 and options for 20,000 shares exercisable at prices from $1.15 to $1.67 to employees of the Company.

During fiscal 2017, the Company granted options to acquire 400,000 shares to officers, at an exercise price of $0.91.

A summary of the activity of both plans for fiscal 2018 and fiscal 2017 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance - February 29, 2016	464,100	349,820	$0.91	$0.83	$0.39
Granted	400,000		0.91
Exercised	(10,000)		(0.48)
Cancelled	(14,500)		(1.21)
Balance - February 28, 2017	839,600	395,405	$0.91	$0.89	$0.32

Granted	130,000		$1.12
Exercised	(57,500)		(0.84)
Cancelled	—		—
Balance - February 28, 2018	912,100	425,400	$0.96	$0.92	$0.35

The intrinsic value of the Company’s options exercised during fiscal 2018 and fiscal 2017 was $19,250 and $1,632, respectively.

Information, at date of issuance, regarding stock option grants for fiscal 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2018:
Exercise price exceeds market price	—	—	—
Exercise price equals market price	130,000	$ 1.12	$ .18
Exercise price is less than market price	—	—	—

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2018 and 2017 was $233,776 and $226,601, respectively.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2018:

		Weighted Average
	Number	Remaining Life	Exercise	Number
	Outstanding	in Years	Price	Exercisable
Range of exercise prices:
$.42 to $.50	12,500	4.40	$ 0.47	12,500
$.51 to $1.00	533,000	7.32	$ 0.83	186,000
$1.01 to $1.20	341,600	7.42	$ 1.10	214,400
$1.21 to $1.67	25,000	7.82	$ 1.47	12,500
Total Options:	912,100			425,400

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	February 28,
	2018	2017

Numerator for basic and diluted earnings per share	$368,207	$95,706

Denominator for basic earnings per share - weighted average	14,968,450	14,961,076

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	126,673	57,206
Denominator for diluted earnings per share	15,095,123	15,018,282

Basic Earnings Per Share – Weighted Average	$0.02	$0.01

Diluted Earnings Per Share – Weighted Average	$0.02	$0.01

NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)

As of February 28, 2018, certain of the Company’s marketable securities were in an unrealized gain position. Unrealized gains and losses are principally due to changes in the fair value of the Company’s investments held as available-for-sale. Because the Company has the ability and intent to hold the securities for the foreseeable future as classified as available-for-sale, the Company does not deem these unrealized gains or losses to be other than temporary.

For fiscal 2018, the unrealized gain on the Company’s available-for-sale marketable securities was $59,000 compared with $112,000 for the prior fiscal year.

As of February 28, 2018, the unrealized gain on the Company’s available-for-sale securities was $102,000.

The following table sets forth the changes in Accumulated Other Comprehensive Gain for fiscal 2018:

Unrealized Gain on Available for Sale Securities
Beginning Balance February 28, 2017	$42,250
Current Period Unrealized Gains	59,355
Ending Balance February 28, 2018	$101,605

NOTE 15: OTHER INCOME

Included in other income is the net revenue related to the rental of the Company’s real estate. For fiscal 2018, the Company’s rental revenue was $77,800, expenses were $58,900 and the net revenue was $18,900.

For fiscal 2017, the Company’s rental revenue was $89,000, expenses were $59,000 and the net revenue was $30,000. During fiscal 2017, the Company received a payout of $200,000 in life insurance proceeds from the death of a former employee.

NOTE 16: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	Fiscal Year Ended
	February 28,
	2018	2017
Latin America	$1,112,000	$1,177,000
Asia Pacific	2,459,000	2,671,000
Europe, Middle East, Asia	2,618,000	1,939,000
Other	114,000	265,000
	$6,303,000	$6,052,000

During fiscal 2018 and fiscal 2017, sales to foreign customers accounted for approximately $6,303,000 and $6,052,000, or 57% and 63% respectively, of total revenues.

One customer accounted for 8% of the Company’s sales for fiscal 2018.

NOTE 17: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2018

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 24, 2018	/s/ Samuel Schwartz	May 24, 2018
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 24, 2018	/s/ Dr. Joseph Riemer	May 24, 2018
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Edward J. Handler, III	May 24, 2018	/s/ Philip A. Strasburg	May 24, 2018
Edward J. Handler, III		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 24, 2018	/s/ Dr. Donald F. Mowbray	May 24, 2018
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director

/s/ Eric Haskell	May 24, 2018
Eric Haskell
Director