Form 10-Q
period 2018-05-31
SONO TEK CORP
filed 2018-07-16
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 12, 2018
Class
Common Stock, par value $.01 per share	15,061,920

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,
	2018	February 28,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,541,752	$2,016,464
Marketable securities	4,316,746	4,405,900
Accounts receivable (less allowance of $46,000)	973,282	774,778
Inventories, net	1,425,455	1,354,083
Prepaid expenses and other current assets	134,633	139,406
Total current assets	8,391,868	8,690,631

Land	250,000	250,000
Buildings, net	1,788,921	1,807,339
Equipment, furnishings and building improvements, net	543,345	498,401
Intangible assets, net	130,791	136,576
Deferred tax asset	396,387	396,387

TOTAL ASSETS	$11,501,312	$11,779,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$582,982	$652,863
Accrued expenses	672,940	893,192
Customer deposits	346,993	344,098
Current portion of long term debt	157,726	156,119
Income taxes payable	102,185	84,621
Total current liabilities	1,862,826	2,130,893

Deferred tax liability	385,384	385,384
Long term debt, less current maturities	830,247	870,532
Total liabilities	3,078,457	3,386,809

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 14,989,003 and 14,986,367 shares issued and outstanding, respectively	149,890	149,864
Additional paid-in capital	8,910,045	8,901,171
Accumulated deficit	(637,080)	(760,115)
Accumulated other comprehensive income	—	101,605
Total stockholders’ equity	8,422,855	8,392,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,501,312	$11,779,334

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended May 31,
	2018	2017

Net Sales	$2,700,860	$2,500,734
Cost of Goods Sold	1,429,663	1,320,217
Gross Profit	1,271,197	1,180,517

Operating Expenses
Research and product development costs	333,866	309,251
Marketing and selling expenses	629,788	587,798
General and administrative costs	275,392	262,389
Total Operating Expenses	1,239,046	1,159,438

Operating Income	32,151	21,079

Interest Expense	(10,614)	(12,213)
Interest and Dividend Income	34,606	17,143
Realized gain on sale of marketable securities	29,392	—
Net unrealized loss on marketable securities	(49,061)	—
Other (expense) income	2,520	(1,658)

Income Before Income Taxes	38,994	24,351

Income Tax Expense	17,564	8,482

Net Income	$21,430	$15,869

Other Comprehensive income
Net unrealized gain on marketable securities	—	27,035

Comprehensive Income	—	$42,904

Basic Earnings Per Share	$0.00	$0.00

Diluted Earnings Per Share	$0.00	$0.00

Weighted Average Shares - Basic	14,987,613	14,961,076

Weighted Average Shares - Diluted	15,088,512	15,057,495

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,430	$15,869
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	80,893	101,808
Stock based compensation expense	8,900	10,469
Inventory reserve	18,000	27,000
Unrealized loss on marketable securities	49,061	—
Decrease (Increase) in:
Accounts receivable	(198,504)	(136,070)
Inventories	(89,372)	63
Prepaid expenses and other current assets	4,773	36,720
(Decrease) Increase in:
Accounts payable and accrued expenses	(290,133)	21,486
Customer Deposits	2,895	268,176
Income taxes payable	17,564	12,563
Net Cash (Used In) Provided by Operating Activities	(374,493)	358,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(101,634)	(39,704)
Sale (Purchase) of marketable securities	40,093	(537,265)
Net Cash (Used In) Investing Activities	(61,541)	(576,969)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable and loans	(38,678)	(37,135)
Net Cash (Used In) Financing Activities	(38,678)	(37,135)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(474,712)	(256,020)

CASH AND CASH EQUIVALENTS
Beginning of period	2,016,464	2,557,223
End of period	$1,541,752	$2,301,203

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$10,614	$12,213
Taxes Paid	$—	$—

See notes to condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2018 and 2017

(Unaudited)

NOTE 1: BUSINESS DESCRIPTION

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2018 (“fiscal year 2018”) contained in the Company’s 2018 Annual Report on Form 10-K filed with the SEC. The Company’s current fiscal year ends on February 28, 2019 (“fiscal 2019”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities - The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and the fair value from of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized loss on the marketable securities during the three months ended May 31, 2018 has been recorded in Other Income on the Income Statement.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2018 and February 28, 2018, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	May 31, 2018	February 28, 2018

Marketable Securities	$4,316,746	$4,405,900

Marketable Securities include mutual funds of $4,316,746 and $4,405,900 that are considered to be highly liquid and easily tradeable as of May 31, 2018, and February 28, 2018, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $152,304 and $149,654 at May 31, 2018 and February 28, 2018, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2018, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

The new revenue standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. The implementation of the standard did not have a material impact on the financial statements.

In January 2016, The FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized loss on the marketable securities during the three months ended May 31, 2018 has been recorded in Other Income on the Income Statement.

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

Other than, Accounting Standards Update (“ASU”) No. 2014-09, ASU 2016-01 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

Reclassifications – Where appropriate, certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 3: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2018	2018
Raw materials and subassemblies	$666,320	$673,969
Finished goods	428,944	395,410
Work in process	552,569	489,082
Total	1,647,833	1,558,461
Less: Allowance	(222,378)	(204,378)
Net inventories	$1,425,455	$1,354,083

NOTE 4: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2018, there were 744,100 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2018, there were 160,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

NOTE 5: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2018 no options were issued.

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

For the three months ended May 31, 2018 and 2017, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $9,000 and $10,000 in additional compensation expense during the three months ended May 31, 2018 and 2017, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2018	2017

Numerator for basic and diluted earnings per share	$21,430	$15,869

Denominator for basic earnings per share - weighted average	14,987,613	14,961,076

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	100,899	96,419
Denominator for diluted earnings per share	15,088,512	15,057,495

Basic Earnings Per Share	$0.00	$0.00

Diluted Earnings Per Share	$0.00	$0.00

NOTE 7: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2018	2018

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10-year term.	987,973	1,026,651

Total long term debt	987,973	1,026,651
Due within one year	157,726	156,119
Due after one year	$830,247	$870,532

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 4.75% at May 31, 2018. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may at its option convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of May 31, 2018, and February 28, 2018, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. These factors include, among other considerations, general economic and business conditions; political, regulatory, competitive and technological developments affecting our operations or the demand for our products; timely development and market acceptance of new products; adequacy of financing; capacity additions, the ability to enforce patents and the ability to achieve increased sales volume and continued profitability.

We undertake no obligation to update any forward-looking statement.

Overview

Founded in 1975, Sono-Tek Corporation designs and manufactures ultrasonic coating systems that apply precise, thin film coatings to a multitude of products for the microelectronics/electronics, alternative energy, medical and industrial markets, including specialized glass applications in construction and automotive. We also sell our products to emerging research and development and other markets. We have invested significant resources to enhance our market diversity. Founded on our core ultrasonic coating technology, we have increased our portfolio of products, the industries we serve, and the countries in which we sell our products.

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

We believe product superiority is imperative in all that we produce and that it is developed through the extensive experience we have in the coatings industry, our proprietary manufacturing know-how and skills and our unique work force we have built over the years. Our growth strategy is focused on leveraging our innovative technologies, proprietary know-how, unique talent and experience, and global reach to further develop microscopic coating technologies that enable better outcomes for our customers’ products and processes.

We are a global business with approximately 63% of our sales generated from outside the United States in the first quarter of fiscal 2019. Our direct sales team and our distributor and sales representative network is located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives (“reps”). Of note, we have developed demonstration labs in Asia and at our facility in New York that are used to train our distributors and reps. These labs are also very valuable for demonstrating to prospective customers the capabilities of our equipment and enable us to develop custom solutions to meet their needs.

First Quarter Fiscal 2019 Highlights (compared with the first quarter of fiscal 2018 unless otherwise noted) We refer to the three-month periods ended May 31, 2018 and 2017 as the first quarter of fiscal 2019 and fiscal 2018, respectively.

•	Net sales were $2,701,000, up 8% or $200,000, driven primarily by demand from the Electronics/Microelectronics and Medical industries.
•	Gross profit margin was relatively consistent at 47.1%.
•	Operating income grew $11,000, or 53%, to $32,000. Operating margin increased 40 basis points to 1.2%. Strong revenue growth and cost management drove the improvement in operating income and margin.
•	Higher interest and dividend income and realized gains on marketable securities aided net income growth to $21,000, up from $16,000.
•	Backlog on May 31, 2018 grew 17% to $1,448,000, compared with backlog of $1,238,000 on February 28, 2018.

•	Cash and cash equivalents and short-term investments at May 31, 2018 were $5,859,000, down from $6,422,000 at February 28, 2018. The decline was the result of the timing of working capital requirements primarily due to an increase in accounts receivables combined with a decrease in accounts payable and accrued expenses.
•	Total debt decreased $39,000 to $988,000 at May 31, 2018.

Results of Operations

Sales:

	Three Months Ended May 31,		Change
	2018	2017	$	%
Net Sales	$2,701,000	$2,501,000	$200,000	8%
Cost of Goods Sold	1,430,000	1,320,000	110,000	8%
Gross Profit	$1,271,000	$1,181,000	$90,000	8%

Gross Profit %	47.1%	47.2%

Product Sales:

	Three Months Ended May 31,				Change
	2018	% of total	2017	% of total	$	%
Fluxing Systems	$734,000	27%	$600,000	24%	134,000	22%
Integrated Coating Systems	337,000	12%	583,000	23%	(246,000)	(42%)
Multi-Axis Coating Systems	857,000	32%	755,000	30%	102,000	14%
OEM Systems	607,000	22%	432,000	17%	175,000	40%
Other	166,000	6%	131,000	5%	35,000	27%
TOTAL	$2,701,000		$2,501,000		$200,000	8%

Our ability to provide subsystems and components including our custom-designed Align system, which OEMs include in their equipment, drove higher sales of this product category.

Increased demand in the Microelectronic/Electronics and medical market drove higher sales of Multi-Axis Coating Systems.

Improved sales of Fluxing Systems reflect the success of the introduction of a newly developed camera recognition system, InSight, which automatically identifies different PCBs and changes the process recipes.

These increases more than offset the decline in sales of Integrated Coating Systems which reflected the fluctuation of demand in Alternative Energy, primarily in fuel cells.

Market Sales:

	Three Months Ended May 31,				Change
	2018	% of total	2017	% of total	$	%
Electronics/Microelectronics	$1,328,000	49%	$884,000	35%	444,000	50%
Medical	889,000	33%	608,000	24%	281,000	46%
Alternative Energy	173,000	6%	507,000	20%	(334,000)	(66%)
Emerging R&D and Other	192,000	7%	180,000	7%	12,000	7%
Industrial	119,000	4%	322,000	13%	(203,000)	(63%)
TOTAL	$2,701,000		$2,501,000		$200,000	8%

Our strategy of providing paid coating services, in addition to Sono-Tek coating equipment, is showing success.  These service based customers are guided by our applications engineering team, to develop successful coating processes for unique needs.  Upon achieving coating results that meet the applications requirement, a sale of the needed equipment is than the next step.   This process has been well received by our customers, and resulted in several shipments during the first quarter to our Medical and Electronic markets, contributing to our increased revenue.

In the first quarter of fiscal 2019, sales in the alternative energy market decreased due to customer delivery schedules, however, based upon our current backlog and forecast, we believe this market will show a significant increase for the remainder of the fiscal year.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2018	2017	$	%
U.S. & Canada	$1,003,000	$837,000	$166,000	20%
Asia Pacific (APAC)	800,000	847,000	(47,000)	(6%)
Europe, Middle East, Asia (EMEA)	628,000	558,000	70,000	13%
Latin America	270,000	259,000	11,000	4%
TOTAL	$2,701,000	$2,501,000	$200,000	8%

In the first quarter of fiscal 2019, approximately 63% of sales originated outside of the United States and Canada compared with 67% in the prior year period.

Gross Profit:

Our gross profit increased $90,000, or 8%, to $1,271,000 for the first quarter of fiscal 2019 compared with $1,181,000 in the prior year period. Gross profit margin of 47.1% was relatively consistent with the prior year period. The change in product mix and higher direct labor and service department costs partially offset the benefit of higher volume.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2018	2017	$	%
Research and product development	$334,000	$309,000	$25,000	8%
Marketing and selling	$630,000	$588,000	$42,000	7%
General and administrative	$275,000	$262,000	$13,000	5%

Research and Product Development:

Higher research and product development expense in the first quarter of fiscal 2019 was primarily due to the increase in salaries to ensure employee retention in a competitive labor market and measurable increases in health insurance costs. Higher costs for engineering materials and supplies as well as travel expense also contributed to the increase.

Marketing and Selling:

The increase reflects increases in sales salaries and higher health insurance costs. These increases were partially offset by decreased travel and trade show expenses.

General and Administrative:

In the first quarter of fiscal 2019, we experienced increases in health insurance, professional fees and corporate and other miscellaneous expenses.

Operating Income:

Our operating income increased $11,000, or 53%, to $32,000 in the first quarter of fiscal 2019 compared with $21,000 for the prior year period. Higher gross profit more than offset the 7% increase in operating expenses. Operating margin for the quarter increased to 1.2% compared with 0.8% in the prior year period. We continue to invest in our research and product development as well as marketing and selling activities in order to expand our future market opportunities. We expect with continued growth, we will begin to demonstrate operating leverage and improved margins.

Interest Expense:

Interest expense $11,000 in the first fiscal quarter of 2019 compared with $12,000 for the prior year period.

Interest and Dividend Income:

Interest and dividend income increased to $35,000 in the first quarter of fiscal 2019 as compared with $17,000 for the first quarter of fiscal 2018. Our present investment policy is to invest excess cash in highly liquid, lower risk fixed income mutual funds. At May 31, 2018, the majority of our holdings are rated at or above investment grade.

Net unrealized loss on marketable securities:

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” in the first quarter of fiscal 2019. ASU 2016-01 requires the Company to measure its equity investments at fair value and changes in fair value are to be recognized in net income. Further information is available in NOTE 2: SIGNIFICANT ACCOUNTING POLICIES in our financial statements.

In the first quarter of fiscal 2019, net income and earnings per share reflect the actual deduction of $49,000 for the unrealized loss on our marketable securities.

In the first quarter of fiscal 2018, changes in the fair value of our marketable securities were not recognized in net income, they were recorded as a component of Other Comprehensive Income. In the first quarter of fiscal 2018, the company reported $27,000 as an unrealized gain on marketable securities in Other Comprehensive Income.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate. For the first quarter of fiscal 2019, the Company’s rental revenue was $18,000, expenses were $16,000 and the net revenue was $2,000.

In the first quarter of fiscal 2018, the Company’s rental revenue was $11,000, expenses were $13,000 and the net revenue was ($2,000).

Income Tax Expense:

We recorded income tax expense of $18,000 for the first quarter of fiscal 2019 compared with $8,000 for the first quarter of fiscal 2018.

Net Income:

Net income increased by $5,000 to $21,000 for the first quarter of fiscal 2019 compared with $16,000 for the prior year period. Driving the improvement in net income was the $11,000 in higher operating profit, the $19,000 net increase in interest income and dividends and interest expense, and the $4,000 increase in other income. Offsetting these improvements were the $20,000 net loss on marketable securities ($29,000 realized gain offset by $49,000 unrealized loss) and higher income tax expense of $9,000.

Liquidity and Capital Resources

Working Capital – Our working capital decreased $31,000 from $6,560,000 at February 28, 2018 to $6,529,000 at May 31, 2018. The decline in working capital was mostly as a result of the reduction in cash used for investments in equipment and a $40,000 repayment of long term debt. The Company’s current ratio is 4.5 to 1 at May 31, 2018 as compared with 4.08 to 1 at February 28, 2018.

At May 31, 2018, working capital included $1,542,000 of cash and $4,317,000 of marketable securities, for a total of $5,859,000. At February 28, 2018, working capital included $2,016,000 of cash and $4,406,000 of marketable securities, for a total of $6,422,000. The aggregate balance of cash and marketable securities decreased $563,000 during the three-month period ended May 31, 2018.

Stockholders’ Equity – Stockholder’s Equity increased $30,000 from $8,393,000 at February 28, 2018 to $8,423,000 at May 31, 2018. The increase is a result of the current period’s net income of $21,000 and stock based compensation expense of $9,000.

Operating Activities – We used $374,000 in our operating activities in the first quarter of fiscal 2019 as compared to our operating activities providing $358,000 in the first quarter of fiscal 2018. During the first quarter of fiscal 2019, we had net income of $21,000, accounts receivable increased $199,000, inventories increased $89,000, prepaid expenses decreased $5,000, accounts payable and accrued expenses decreased $290,000, customer deposits increased $3,000 and income taxes payable increased $18,000. In addition, in the current period we incurred non-cash expenses of $81,000 for depreciation and amortization, $9,000 for stock based compensation expense, $18,000 for our inventory reserve and $49,000 as an unrealized loss on our marketable securities.

Investing Activities – For the first quarter of fiscal 2019, we used $62,000 in our investing activities as compared with $577,000 for the first quarter of fiscal 2018. For the first quarters of fiscal years 2019 and 2018, we used $102,000 and $40,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first quarter of 2019 our marketable securities provided $40,000 and we used $537,000 in the first quarter of 2018.

Financing Activities – In the first quarter of fiscal years 2019 and 2018, we used $39,000 and $37,000, respectively, for the repayment of our notes payable.

Net (Decrease) Increase in Cash – In the first quarter of fiscal 2019 our cash balance decreased by $475,000 as compared to a decrease of $256,000 in the first quarter of 2018. In the first quarter of fiscal 2019, we used $374,000 in our operations. In addition, we used $102,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, received $40,000 from the sale of marketable securities and $39,000 for the repayment of our notes payable.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2018.

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

Although the Company's assets included $1,542,000 in cash and $4,317,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2018. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 16, 2018

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer