Form 10-Q
period 2018-08-31
SONO TEK CORP
filed 2018-10-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 12, 2018
Class
Common Stock, par value $.01 per share	15,165,661

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – August 31, 2018 (Unaudited) and February 28, 2018	1

Condensed Consolidated Statements of Operations and Comprehensive Income – Six Months and Three Months Ended August 31, 2018 and 2017 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2018 and 2017 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements	4 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9 –15

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 – Controls and Procedures	15

Part II - Other Information	16

Signatures and Certifications	17

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,
	2018	February 28,
	(Unaudited)	2018
ASSETS

Current Assets:
Cash and cash equivalents	$1,655,405	$2,016,464
Marketable securities	4,091,994	4,405,900
Accounts receivable (less allowance of $46,000)	1,293,477	774,778
Inventories, net	1,650,787	1,354,083
Prepaid expenses and other current assets	114,725	139,406
Total current assets	8,806,388	8,690,631

Land	250,000	250,000
Buildings, net	1,770,394	1,807,339
Equipment, furnishings and building improvements, net	531,241	498,401
Intangible assets, net	126,673	136,576
Deferred tax asset	396,387	396,387

TOTAL ASSETS	$11,881,083	$11,779,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$871,181	$652,863
Accrued expenses	746,721	893,192
Customer deposits	430,828	344,098
Current maturities of long term debt	159,404	156,119
Income taxes payable	8,256	84,621
Total current liabilities	2,216,390	2,130,893

Deferred tax liability	385,384	385,384
Long term debt, less current maturities	789,836	870,532
Total liabilities	3,391,610	3,386,809

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,155,560 and 14,986,367 shares issued and outstanding, at August 31 and February 28, respectively	151,556	149,864
Additional paid-in capital	8,915,873	8,901,171
Accumulated deficit	(577,956)	(760,115)
Accumulated other comprehensive income	—	101,605
Total stockholders’ equity	8,489,473	8,392,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,881,083	$11,779,334

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2018	2017	2018	2017

Net Sales	$5,518,591	$5,154,430	$2,817,731	$2,653,696
Cost of Goods Sold	2,902,949	2,645,405	1,473,286	1,325,188
Gross Profit	2,615,642	2,509,025	1,344,445	1,328,508

Operating Expenses
Research and product development costs	653,764	617,173	319,898	307,923
Marketing and selling expenses	1,326,701	1,215,471	696,913	627,674
General and administrative costs	589,200	564,980	313,808	302,590
Total Operating Expenses	2,569,665	2,397,624	1,330,619	1,238,187

Operating Income	45,977	111,401	13,826	90,321

Interest Expense	(20,817)	(24,031)	(10,203)	(11,818)
Interest and Dividend Income	71,522	36,211	36,916	19,068
Realized gain (loss) on sale of marketable securities	119,075	(8,584)	89,683	(8,584)
Net unrealized loss on marketable securities	(129,657)	—	(80,596)	—
Other income (expense)	19,515	7,592	16,995	9,251

Income Before Income Taxes	105,615	122,589	66,621	98,238

Income Tax Expense	25,061	52,075	7,497	43,593

Net Income	80,554	70,514	59,124	54,645

Other Comprehensive Income
Net unrealized gain on marketable securities	—	59,638	—	32,603

Comprehensive Income	$80,554	$130,152	$59,124	$87,248

Basic Earnings Per Share	$0.01	$0.00	$0.00	$0.00

Diluted Earnings Per Share	$0.01	$0.00	$0.00	$0.00

Weighted Average Shares - Basic	15,036,644	14,961,137	15,085,660	14,961,197

Weighted Average Shares - Diluted	15,169,210	15,060,026	15,224,221	15,064,631

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Unaudited
	Six Months Ended August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$80,554	$70,514
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	172,130	200,776
Stock based compensation expense	16,394	21,488
Inventory reserve	36,000	50,601
Unrealized loss on marketable securities	129,657	—
Decrease (Increase) in:
Accounts receivable	(518,699)	213,868
Inventories	(332,704)	(275,643)
Prepaid expenses and other current assets	24,682	28,857
(Decrease) Increase in:
Accounts payable and accrued expenses	71,845	220,863
Customer Deposits	88,398	533,485
Income taxes payable	(76,365)	(2,813)
Net Cash (Used In) Provided by Operating Activities	(308,108)	1,061,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(159,790)	(42,917)
Sale (purchase) of marketable securities	184,249	(1,141,754)
Net Cash Provided by (Used in) Investing Activities	24,459	(1,184,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(77,410)	(74,259)
Net Cash (Used In) Financing Activities	(77,410)	(74,259)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(361,059)	(196,934)

CASH AND CASH EQUIVALENTS
Beginning of period	2,016,464	2,557,223
End of period	$1,655,405	$2,360,289

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$20,817	$24,031
Income Taxes Paid	$101,426	$58,969

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2018 and 2017

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities - The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and the fair value allowance of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized loss on the marketable securities during the three and six months ended August 31, 2018 has been disclosed a separate line item on the Income Statement.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2018 and February 28, 2018, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2018	February 28, 2018

Marketable Securities	$4,091,994	$4,405,900

Marketable Securities include mutual funds of $4,091,994 and $4,405,900 that are considered to be highly liquid and easily tradeable as of August 31, 2018, and February 28, 2018, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $154,954 and $149,654 at August 31, 2018 and February 28, 2018, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.

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

Other than ASU No. 2014-09, ASU 2016-01, ASU 2016-02 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

Reclassifications – Where appropriate, certain reclassifications have been made to the prior period to conform to the presentations of the current period.

NOTE 3: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2018	2018
Raw materials and subassemblies	$871,012	$673,969
Finished goods	602,099	395,410
Work in process	418,054	489,082
Total	1,891,165	1,558,461
Less: Allowance	(240,378)	(204,378)
Net inventories	$1,650,787	$1,354,083

NOTE 4: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2018, there were 512,200 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of August 31, 2018, there were 103,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

During the six months ended August 31, 2018, 301,400 options were exercised on a cashless basis into 169,193 shares of common stock.

NOTE 5: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three and six months ended August 31, 2018 12,500 were issued to employees. The options vest annually over three years, have an exercise price of $2.55 per share and expire in ten years. The options had a grant date fair value of $0.81 per share, determined using the Black-Scholes options-pricing model with the following assumptions: expected life of 8 years, risk free interest rate of 2.68%, expected volatility of 24.82%, and expected dividend yield of 0%.

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

For the three and six months ended August 31, 2018 and 2017, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $7,000 and $11,000 in additional compensation expense during the three months ended August 31, 2018 and 2017, respectively. The impact of applying ASC 718 approximated $16,000 and $21,000 in additional compensation expense during the six months ended August 31, 2018 and 2017, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at August 31, 2018 and 2017 are calculated as follows:

	Six Months Ended		Three Months Ended
	August 31,		August 31,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share	$80,554	$70,514	$59,124	$54,645

Denominator for basic earnings per share – weighted average	15,036,644	14,961,137	15,085,660	14,961,197

Effects of dilutive securities

Stock options for employees, directors and outside consultants	132,566	98,889	138,561	103,434

Denominator for diluted earnings per share	15,169,210	15,060,026	15,224,221	15,064,631

Basic earnings per share	$0.01	$0.00	$0.00	$0.00
Diluted earnings per share	$0.01	$0.00	$0.00	$0.00

NOTE 7: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2018	2018

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	$949,240	$1,026,651

Total long term debt	949,240	1,026,651
Due within one year	159,404	156,119
Due after one year	$789,836	$870,532

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 5.0% at August 31, 2018. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of August 31, 2018 and February 28, 2018, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

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

Our ultrasonic nozzle systems use high frequency, ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing microscopic layers of protective materials over a surface such as glass. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions.

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

We are a global business with approximately 62% of our sales generated from outside the United States in the first half of fiscal 2019. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives (“reps”). Of note, we have developed demonstration labs in Asia and at our facility in New York that are used to train our distributors and reps. These labs are also very valuable for demonstrating to prospective customers the capabilities of our equipment and enable us to develop custom solutions to meet their needs.

Over the last few years, we have shifted our business from primarily selling our ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems to original equipment manufacturers (“OEMs”). The range for our average unit selling price has broadened as a result to $50 thousand per unit to over $240 thousand per unit. As a result, we can experience wide variations in both order flow and shipments from quarter to quarter.

Second Quarter Fiscal 2019 Highlights (compared with the second quarter of fiscal 2018 unless otherwise noted) We refer to the three-month periods ended August 31, 2018 and 2017 as the second quarter of fiscal 2019 and fiscal 2018, respectively.

•	Net sales were $2,818,000, up 6% or $164,000, driven by higher sales of highly customized, more complex systems to the Medical and Alternative Energy markets. These machines are primarily our multi-axis machines that also require advanced motion control systems developed by outsourced providers. Sales of subsystems, such as our Align solution, to original equipment manufacturers for the development of their coating equipment using our technology was strong in the quarter driven by customers in the Medical industry primarily.
•	Gross profit margin was 47.7% as compared to 50.0%. The decline in gross profit margin despite higher volume reflects the change in product mix from primarily ultrasonic nozzles and components to higher dollar value, but more complex, highly engineered systems that require larger outsourced hardware content.
•	Operating income declined to $14,000, compared with operating income of $90,000. Growth in revenue was offset by across-the-board increases in operating expenses, investments in research & development and sales & marketing, as well as professional expenses.
•	Higher interest and dividend income combined with net rental income and other income partially offset lower operating income. As a result, net income grew 7% to $59,000 from $55,000 in the prior-year period.

•	Backlog on August 31, 2018 was up 63% to $2,015,000, compared with backlog of $1,238,000 on February 28, 2018, and was up 39% from backlog of $1,448,000 at the end of the first quarter fiscal 2019, which ended May 31, 2018. Orders can be highly variable form quarter-to-quarter resulting in large fluctuations in backlog, as product shipments are more systematically managed for both customer timing requirements and staffing management.

First Half Fiscal 2019 Highlights (compared with the first half of fiscal 2018 unless otherwise noted) We refer to the six-month periods ended August 31, 2018 and 2017 as the first half of fiscal 2019 and fiscal 2018, respectively.

•	Net sales were $5,519,000, up 7% or $365,000, driven primarily by demand from the Electronics/Microelectronics and Medical and Alternative Energy markets as the effectiveness of our efforts to provide application engineering expertise and more complete subsystems increased demand for custom-designed, higher value complex machines as well as for subsystems from original equipment manufacturers.
•	Gross profit margin was 47.4% as compared with 48.7%, primarily as a result of changes in product mix toward more complex machines requiring more outsourced hardware content.
•	Operating income declined to $46,000, compared with $111,000. Growth in revenue was offset by across the board increases in operating expenses, investments in research & development and sales & marketing as well as professional expenses.
•	Higher interest and dividend income, net rental income and other income partially offset decreased operating income. Net income increased 14% from $71,000 to $81,000.
•	Cash and marketable securities declined by $361,000 and $314,000, respectively, for a total of $675,000 during the six months ended August 31, 2018. The principal reasons for this decline are an increase in accounts receivable of $519,000 and an increase in inventories of $332,000. The increase in accounts receivable is due to approximately 61% of the quarter’s shipments occurring in August which were driven by customer scheduling requests. Inventory increased to support orders in the backlog. These uses of cash were partially offset by non-cash expenses of $172,000 for depreciation and amortization, $16,000 for stock based compensation expense, $36,000 for our inventory reserve and $130,000 as an unrealized loss on our marketable securities.

RESULTS OF OPERATIONS

Sales

Product Sales

	Three Months Ended				Six Months Ended
	August 31,		Change		August 31,		Change
	2018	2017	$	%	2018	2017	$	%
Fluxing Systems	$233,000	$193,000	40,000	21%	$573,000	$485,000	88,000	18%
Integrated Coating Systems	283,000	668,000	(385,000)	(58%)	631,000	1,250,000	(619,000)	(50%)
Multi-Axis Coating Systems	1,270,000	1,004,000	266,000	26%	2,132,000	1,765,000	367,000	21%
OEM Systems	520,000	301,000	219,000	73%	978,000	611,000	367,000	60%
Other	512,000	488,000	24,000	5%	1,205,000	1,043,000	162,000	16%
TOTAL	$2,818,000	$2,654,000	164,000	6%	$5,519,000	$5,154,000	365,000	7%

For both the first half and second quarter of fiscal 2019, sales growth was driven by higher sales of more complex, highly engineered and higher value multi-axis coating machines primarily for the Medical and Alternative Energy markets. This equipment can range from $100 thousand to over $240 thousand per unit and are typically ordered in one or two unit volumes. Our ability to provide subsystems and components including our custom-designed Align system, which OEMs include in their equipment, drove higher sales of this product category. Growth in these product categories more than offset the decline in integrated coating systems which primarily are for more mature applications in the Medical market and can be highly variable in order volume. Improved sales of Fluxing Systems reflect the success of the introduction of a newly developed camera recognition system, InSight, which automatically identifies different PCBs and changes the process recipes for more precise coating results.

Market Sales

	Three Months Ended				Six Months Ended
	August 31,		Change		August 31,		Change
	2018	2017	$	%	2018	2017	$	%
Electronics/Microelectronics	$687,000	$737,000	(50,000)	(7%)	$1,694,000	$1,713,000	(19,000)	(1%)
Medical	1,170,000	825,000	345,000	42%	2,051,000	1,396,000	655,000	47%
Alternative Energy	325,000	306,000	19,000	6%	640,000	630,000	10,000	2%
Emerging R&D and Other	30,000	59,000	(29,000)	(49%)	101,000	184,000	(83,000)	(45%)
Industrial	606,000	727,000	(121,000)	(17%)	1,033,000	1,231,000	(198,000)	(16%)
TOTAL	$2,818,000	$2,654,000	164,000	6%	$5,519,000	$5,154,000	365,000	7%

Use of our development laboratory by customers has recently reached record levels, which we believe demonstrates the success of our strategy to provide excellent application engineering expertise as well as paid coating services to prospects and customers to validate the capabilities of our coating technologies for their uses. These service based customers are guided by our applications engineering team, to develop successful coating processes for their unique needs. Upon achieving coating results that meet the application requirements, a sale of the needed equipment is then the next step. We believe a high level of prospects and customers that use our lab services to develop their products results in sales.

In the first half and second quarter of fiscal 2019, the Medical industry has been especially active in our labs and has resulted in growth in sales to this market. While sales to the Alternative Energy market was down for the first half due to the timing of customer delivery schedules, demand was stronger as expected in the second quarter. This market was the primary reason for the large increase in backlog for the quarter as well, and we expect that this market will see growth for the fiscal year.

Declines in sales to the Industrial and Emerging R&D/Other markets are mostly the result of variations in demand and applications from period to period.

Geographic Sales

	Three Months Ended				Six Months Ended
	August 31,		Change		August 31,		Change
	2018	2017	$	%	2018	2017	$	%
U.S. & Canada	$1,068,000	$1,454,000	(386,000)	(27%)	$2,071,000	$2,290,000	(219,000)	(10%)
Asia Pacific (APAC)	576,000	225,000	351,000	156%	1,376,000	1,072,000	304,000	28%
Europe, Middle East, Asia (EMEA)	922,000	676,000	246,000	36%	1,550,000	1,234,000	316,000	26%
Latin America	252,000	299,000	(47,000)	(16%)	522,000	558,000	(36,000)	(7%)
TOTAL	$2,818,000	$2,654,000	164,000	6%	$5,519,000	$5,154,000	365,000	7%

In the first half of fiscal 2019, approximately 62% of sales originated outside of the United States and Canada compared with 56% in the prior year period.

In the second quarter of fiscal 2019, approximately 62% of sales originated outside of the United States and Canada compared with 45% in the prior year period.

Gross Profit:

	Three Months Ended				Six Months Ended
	August 31,		Change		August 31,		Change
	2018	2017	$	%	2018	2017	$	%
Net Sales	$2,818,000	$2,654,000	164,000	6%	$5,519,000	$5,154,000	365,000	7%
Cost of Goods Sold	1,473,000	1,325,000	148,000	11%	2,903,000	2,645,000	258,000	10%
Gross Profit	$1,345,000	$1,329,000	16,000	1%	$2,616,000	$2,509,000	107,000	4%

Gross Profit %	47.7%	50.1%			47.4%	48.7%

For the second quarter of fiscal 2019, gross profit increased $16,000, or 1%, compared with the prior-year period. Gross profit margin was 47.7% compared with 50.1% in the second quarter of fiscal 2018.

Gross profit increased $107,000, or 4%, to $2,616,000 for the first half of fiscal 2019 compared with $2,509,000 in the prior year period. Gross profit margin was 47.4% compared with 48.7% for the prior year period.

The change in gross profit and margin for both the second quarter and first half of fiscal 2019 was the result of the change in product mix as well as an increase in direct labor and service department costs, which was partially offset by the benefit of higher volume.

Operating Expenses:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2018	2017	$	%	2018	2017	$	%
Research and product development	$320,000	$308,000	12,000	4%	$654,000	$617,000	37,000	6%
Marketing and selling	697,000	628,000	69,000	11%	1,327,000	1,215,000	112,000	9%
General and administrative	$314,000	$302,000	12,000	4%	$589,000	$565,000	24,000	4%

Research and Product Development: For the second quarter of fiscal 2019, research and development were up mostly as a result of salary expense from additional personnel. The increase was partially offset by decreases in engineering supplies and materials and depreciation expense.

For the first six months of fiscal 2019, research and product development costs increased $37,000 from higher investments in research and development materials and supplies, and salaries, including the addition of engineering staff. These expenses were partially offset by a decrease in depreciation expense.

Marketing and Selling:

Higher marketing and selling costs for the second quarter of fiscal 2019 were related to increases in salaries, commissions, health insurance premiums and travel expense. In addition, the Company conducted international distributor training, which had not been held in the prior year. These increases were partially offset by decreases in trade show and depreciation expense.

Higher marketing and selling costs for the first half of fiscal 2019 were due to increased salaries, health insurance premiums, travel expenses and international distributor training. These increases were partially offset by decreases in trade show and depreciation expenses.

General and Administrative:

Higher general and administrative costs in the second quarter of fiscal 2019 were the result of increases in professional fees and health insurance. These increases were partially offset by lower corporate expenses, stock based compensation expense and depreciation expense.

General and administrative costs were up 4% during first half of fiscal 2019 as health insurance premiums, other corporate expenses and professional fees increased. Higher professional services costs included the services of an investor relations firm during the second quarter of the fiscal year. These increases were partially offset by decreases in stock based compensation expense and depreciation expense.

Operating Income:

Our operating income decreased $76,000, or 84%, to $14,000 in the second quarter of fiscal 2019 compared with $90,000 for the prior year period. Higher gross profit was offset by the 8% increase in operating expenses. Operating margin for the first half of fiscal 2019 decreased to 0.5% compared with 3.4% in the prior year period. We continue to invest in our research and product development as well as marketing and selling activities in order to expand our future market opportunities. We expect with continued growth, we will begin to demonstrate operating leverage and improved margins.

For the first half of fiscal 2019, operating income decreased $65,000, or 59%, to $46,000 compared with $111,000 for the prior year period. Higher gross profit was offset by the 7% increase in operating expenses. Operating margin for the first half of fiscal 2019 decreased to 0.8% compared with 2.1% in the prior year period. We continue to invest in our research and product development, marketing and selling activities as well as professional and other staffing to support our anticipated future market opportunities. We expect with continued growth and higher volume, we will begin to demonstrate operating leverage and improved margins.

Interest Expense:

Interest expense of $10,000 in the second fiscal quarter of 2019 compared with $12,000 for the prior year period. Interest expense of $21,000 in the first half of 2019 compared with $24,000 for the prior year period.

Interest and Dividend Income:

Interest and dividend income increased to $37,000 in the second quarter of fiscal 2019 as compared with $19,000 for the second quarter of fiscal 2018. Our present investment policy is to invest excess cash in highly liquid, lower risk fixed income mutual funds. At August 31, 2018, the majority of our holdings are rated at or above investment grade.

Interest and dividend income increased to $72,000 in the first half of fiscal 2019 as compared with $36,000 for the first half of fiscal 2018. Our present investment policy is to invest excess cash in highly liquid, lower risk fixed income mutual funds. At August 31, 2018, the majority of our holdings are rated at or above investment grade.

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

In the second quarter of fiscal 2019, net income and earnings per share reflect the actual deduction of $81,000 for the unrealized loss on our marketable securities.

In the second quarter of fiscal 2018, changes in the fair value of our marketable securities were not recognized in net income, they were recorded as a component of Other Comprehensive Income. In the second quarter of fiscal 2018, the Company reported $32,000 as an unrealized gain on marketable securities in Other Comprehensive Income.

In the first half of fiscal 2019, net income and earnings per share reflect the actual deduction of $130,000 for the unrealized loss on our marketable securities.

In the first half of fiscal 2018, changes in the fair value of our marketable securities were not recognized in net income, they were recorded as a component of Other Comprehensive Income. In the first quarter of fiscal 2018, the company reported $60,000 as an unrealized gain on marketable securities in Other Comprehensive Income.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate.

For the second quarter of fiscal 2019, the Company’s rental revenue was $23,000, expenses were $14,000 and net revenue was $9,000. This compares with the second quarter of fiscal 2018 when rental revenue was $21,000, expenses were $12,000 and net revenue was $9,000.

For the first half of fiscal 2019, the Company’s rental revenue was $41,000, expenses were $30,000 and net revenue was $11,000. This compares with the first half of fiscal 2018 when rental revenue was $32,000, expenses were $25,000 and net revenue was $7,000.

Income Tax Expense:

We recorded income tax expense of $7,000 for the second quarter of fiscal 2019 compared with $44,000 for the second quarter of fiscal 2018.

We recorded income tax expense of $25,000 for the first half of fiscal 2019 compared with $52,000 for the first half of fiscal 2018.

Net Income:

Net income increased by $4,000 to $59,000 for the second quarter of fiscal 2019 compared with $55,000 for the prior year period. Driving the increase in net income was the $19,000 net increase in interest income and dividends and interest expense, the $9,000 net gain on marketable securities ($90,000 realized gain offset by $81,000 unrealized loss), the $15,000 increase in other income, and lower income tax expense of $37,000, all of which combined more than offset $76,000 in lower operating profit.

Net income increased by $10,000 to $81,000 for the first half of fiscal 2019 compared with $71,000 for the prior year period. Driving the increase in net income was the $38,000 net increase in interest income and dividends and interest expense, the $21,000 increase in other income, and lower income tax expense of $27,000 which combined offset $65,000 in lower operating profit and the $11,000 net loss on marketable securities ($119,000 realized gain offset by $130,000 unrealized loss).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital – Our working capital increased $30,000 from $6,560,000 at February 28, 2018 to $6,590,000 at August 31, 2018. The increase in working capital was mostly a result of the current periods net income and non cash charges offset by a reduction in cash used for investments in equipment and repayment of long term debt. The Company’s current ratio is 4.0 to 1 at August 31, 2018 as compared with 4.08 to 1 at February 28, 2018.

At August 31, 2018, working capital included $1,655,000 of cash and $4,092,000 of marketable securities, for a total of $5,747,000. At February 28, 2018, working capital included $2,016,000 of cash and $4,406,000 of marketable securities, for a total of $6,422,000. Cash and marketable securities declined by $361,000 and $314,000, respectively, for a total of $675,000 during the six months ended August 31, 2018. The principal reasons for this decline are an increase in accounts receivable of $519,000 and an increase in inventories of $332,000. The increase in accounts receivable is due to approximately 61% of the quarter’s shipments occurring in August which were driven by customer scheduling requests. Inventory increased to support orders in the backlog. These uses of cash were partially offset by non-cash expenses of $172,000 for depreciation and amortization, $16,000 for stock based compensation expense, $36,000 for our inventory reserve and $130,000 as an unrealized loss on our marketable securities.

Stockholders’ Equity – Stockholder’s Equity increased $97,000 from $8,393,000 at February 28, 2018 to $8,490,000 at August 31, 2018. The increase is a result of the current period’s net income of $81,000 and stock based compensation expense of $16,000.

Operating Activities – We used $308,000 of cash in our operating activities in the first half of fiscal 2019 compared with our operating activities providing $1,062,000 in the first half of fiscal 2018. During the first half of fiscal 2019, we had net income of $81,000, accounts receivable increased $519,000, inventories increased $334,000, prepaid expenses decreased $25,000, accounts payable and accrued expenses increased $72,000, customer deposits increased $89,000 and income taxes payable decreased $76,000. The increase in our accounts receivable is due to a large number of orders being shipped in the last month of the quarter to accommodate customer scheduling requests. In addition, in the current period we incurred non-cash expenses of $172,000 for depreciation and amortization, $16,000 for stock based compensation expense, $36,000 for our inventory reserve and $130,000 as an unrealized loss on our marketable securities.

Investing Activities – For the first half of fiscal 2019, cash provided by investing activities was $24,000 as compared with using $1,185,000 of cash for the first half of fiscal 2018. For the first halves of fiscal years 2019 and 2018, we used $160,000 and $43,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first half of 2019 our marketable securities provided $184,000 and we used $1,142,000 in the first half of 2018.

Financing Activities – In the first halves of fiscal years 2019 and 2018, we used $77,000 and $74,000, respectively, for the repayment of our note payable.

Net (Decrease) in Cash – In the first half of fiscal 2019 our cash balance decreased by $361,000 as compared to a decrease of $197,000 in the first half of 2018. In the first half of fiscal 2019, we used $308,000 in our operations. In addition, we used $160,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, received $184,000 from the sale of marketable securities and used $77,000 for the repayment of our notes payable.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

For information regarding new accounting pronouncements and their effect on the Company, see “New Accounting Pronouncements” in Note 2 of the unaudited notes to the condensed consolidated financial statements.

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

Although the Company's assets included $1,655,000 in cash and $4,092,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2018. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 15, 2018

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer