Form 10-Q
period 2018-11-30
SONO TEK CORP
filed 2019-01-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 14, 2019
Class
Common Stock, par value $.01 per share	15,194,774

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – November 30, 2018 (Unaudited) and February 28, 2018	1

Condensed Consolidated Statements of Operations and Comprehensive Income – Nine Months and Three Months Ended November 30, 2018 and 2017 (Unaudited)	2

Condensed Consolidated Statements of Stockholders Equity – Nine Months Ended November 30, 2018 and 2017 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2018 and 2017 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5- 9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10 –16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2018	February 28,
	(Unaudited)	2018
ASSETS

Current Assets:
Cash and cash equivalents	$1,626,881	$2,016,464
Marketable securities	4,091,350	4,405,900
Accounts receivable (less allowance of $46,000)	1,163,316	774,778
Inventories, net	1,742,885	1,354,083
Prepaid expenses and other current assets	289,797	139,406
Total current assets	8,914,229	8,690,631

Land	250,000	250,000
Buildings, net	1,746,568	1,807,339
Equipment, furnishings and building improvements, net	800,127	498,401
Intangible assets, net	125,813	136,576
Deferred tax asset	396,387	396,387

TOTAL ASSETS	$12,233,124	$11,779,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$818,029	$652,863
Accrued expenses	628,278	893,192
Customer deposits	964,401	344,098
Current maturities of long term debt	161,102	156,119
Income taxes payable	10,821	84,621
Total current liabilities	2,582,631	2,130,893

Deferred tax liability	385,384	385,384
Long term debt, less current maturities	748,994	870,532
Total liabilities	3,717,009	3,386,809

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,191,725 and 14,986,367 shares issued and outstanding, at November 30 and February 28, respectively	151,918	149,864
Additional paid-in capital	8,921,894	8,901,171
Accumulated deficit	(557,697)	(760,115)
Accumulated other comprehensive income	—	101,605
Total stockholders’ equity	8,516,115	8,392,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,233,124	$11,779,334

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2018	2017	2018	2017

Net Sales	$8,673,849	$8,114,007	$3,155,258	$2,959,577
Cost of Goods Sold	4,761,919	4,162,819	1,858,970	1,517,414
Gross Profit	3,911,930	3,951,188	1,296,288	1,442,163

Operating Expenses
Research and product development costs	978,733	941,497	324,969	324,324
Marketing and selling expenses	1,979,365	1,880,115	652,664	664,644
General and administrative costs	857,832	830,137	268,632	265,157
Total Operating Expenses	3,815,930	3,651,749	1,246,265	1,254,125

Operating Income	96,000	299,439	50,023	188,038

Interest Expense	(30,501)	(35,330)	(9,684)	(11,299)
Interest and Dividend Income	104,686	58,298	33,164	22,087
Realized gain on sale of marketable securities	119,075	11,207	—	19,791
Net unrealized loss on marketable securities	(189,016)	—	(59,359)	—
Other income	28,196	23,785	8,681	16,193

Income Before Income Taxes	128,440	357,399	22,825	234,810

Income Tax Expense	27,627	92,443	2,566	40,368

Net Income	100,813	264,956	20,259	194,442

Other Comprehensive Income
Net unrealized gain on marketable securities	—	111,137	—	51,499

Comprehensive Income	$100,813	$376,093	$20,259	$245,941

Basic Earnings Per Share	$0.01	$0.02	$0.00	$0.01

Diluted Earnings Per Share	$0.01	$0.02	$0.00	$0.01

Weighted Average Shares - Basic	15,078,933	14,964,048	15,164,440	14,969,933

Weighted Average Shares - Diluted	15,284,071	15,073,576	15,386,094	15,113,389

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – February 28, 2017	14,961,076	$149,611	$8,859,486	$42,250	$(1,128,322)	$7,923,025
Exercise of stock options	15,568	156	55			211
Stock based compensation expense			31,536			31,536
Unrealized gain on marketable securities				111,137		111,137
Net Income					264,956	264,956
Balance – November 30, 2017 (unaudited)	14,976,644	$149,767	$8,891,077	$153,387	$(863,366)	$8,330,865

Balance – February 28, 2018	14,986,367	$149,864	$8,901,171	$101,605	$(760,115)	$8,392,525
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01				(101,605)	101,605	—
Exercise of stock options	205,358	2,054	(2,054)			—
Stock based compensation expense			22,777			22,777
Net Income					100,813	100,813
Balance – November 30, 2018 (unaudited)	15,191,725	$151,918	$8,921,894	$—	$(557,697)	$8,516,115

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Unaudited
	Nine Months Ended November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$100,813	$264,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,519	279,848
Stock based compensation expense	22,777	31,536
Inventory reserve	48,000	77,601
Unrealized loss on marketable securities	189,016	—
Decrease (Increase) in:
Accounts receivable	(388,538)	172,465
Inventories	(436,802)	(240,144)
Prepaid expenses and other current assets	(150,391)	20,841
(Decrease) Increase in:
Accounts payable and accrued expenses	(99,748)	186,659
Customer Deposits	620,303	573,650
Income taxes payable	(73,800)	37,555
Net Cash Provided by Operating Activities	88,149	1,404,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(486,711)	(157,727)
Sale (purchase) of marketable securities	125,534	(1,994,175)
Net Cash Used in Investing Activities	(361,177)	(2,151,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	210
Repayment of long term debt	(116,555)	(111,777)
Net Cash Used In Financing Activities	(116,555)	(111,567)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(389,583)	(858,502)

CASH AND CASH EQUIVALENTS
Beginning of period	2,016,464	2,557,223
End of period	$1,626,881	$1,698,721

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$30,501	$35,330
Income Taxes Paid	$101,426	$58,969

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED November 30, 2018 and 2017

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the full fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2018 (“fiscal year 2018”) contained in the Company’s 2018 Annual Report on Form 10-K filed with the SEC. The Company’s current fiscal year ends on February 28, 2019 (“fiscal 2019”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities - The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements and the fair value allowance of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized loss on the marketable securities during the three and nine months ended November 30, 2018 has been disclosed a separate line item on the Income Statement.

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2018 and February 28, 2018, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2018	February 28, 2018

Marketable Securities	$4,091,350	$4,405,900

Marketable Securities include mutual funds of $4,091,350 and $4,405,900 that are considered to be highly liquid and easily tradeable as of November 30, 2018, and February 28, 2018, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $157,678 and $149,654 at November 30, 2018 and February 28, 2018, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated the potential impact this standard may have on the condensed consolidated financial statements, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized loss on the marketable securities during the three and nine months ended November 30, 2018 has been recorded in Other Income on the Income Statement.

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

NOTE 3: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2018	2018
Raw materials and subassemblies	$872,430	$673,969
Finished goods	650,401	395,410
Work in process	472,432	489,082
Total	1,995,263	1,558,461
Less: Allowance	(252,378)	(204,378)
Net inventories	$1,742,885	$1,354,083

NOTE 4: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of November 30, 2018, there were 475,500 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of November 30, 2018, there were 100,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

During the nine months ended November 30, 2018, 361,100 options were exercised on a cashless basis into 205,358 shares of common stock.

NOTE 5: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the nine months ended November 30, 2018, 12,500 options were issued to employees with an exercise price of $2.55 and 20,000 options were issued to a member of the board of directors with an exercise price of $3.00. The options vest annually over three years and expire in ten years. The options had a weighted average grant date fair value of $0.97 per share, determined using the Black-Scholes options-pricing model with the following assumptions:

	Nine Months Ended November 30,
	2018	2017
Expected life	8 years	2-8 years
Risk free interest rate	2.68% - 2.98%	1.79% - 2.01%
Expected volatility	24.82% - 28.24%	12.65% - 18.06%
Expected dividend yield	0%	0%

During the nine months ended November 30, 2017, the Company granted options to acquire 110,000 shares to an officer, at an exercise price of $1.06 and options for 7,500 shares at an exercise price of $1.15 to employees of the Company.

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

For the three and nine months ended November 30, 2018 and 2017, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $7,000 and $11,000 in additional compensation expense during the three months ended November 30, 2018 and 2017, respectively. The impact of applying ASC 718 approximated $23,000 and $32,000 in additional compensation expense during the nine months ended November 30, 2018 and 2017, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 6: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at November 30, 2018 and 2017 are calculated as follows:

	Nine Months Ended		Three Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share	$100,813	$264,956	$20,259	$194,442

Denominator for basic earnings per share – weighted average	15,078,933	14,964,048	15,164,440	14,969,933

Effects of dilutive securities

Stock options for employees, directors and outside consultants	205,138	109,528	221,654	143,456

Denominator for diluted earnings per share	15,284,071	15,073,576	15,386,094	15,113,389

Basic earnings per share	$0.01	$0.02	$0.00	$0.01
Diluted earnings per share	$0.01	$0.02	$0.00	$0.01

NOTE 7: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 28,
	2018	2018

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	$910,096	$1,026,651

Total long term debt	910,096	1,026,651
Due within one year	161,102	156,119
Due after one year	$748,994	$870,532

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $750,000 revolving line of credit at prime which was 5.25% at November 30, 2018. The loan is collateralized by all of the assets of the Company, except for the land and buildings. The line of credit is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. As of November 30, 2018, $659,078 of the Company’s credit line was being utilized to collateralize a letter of credit issued to a customer that has remitted a cash deposit to the Company on an order and the unused portion of the credit line was $90,922. The letter of credit expires in 2020. As of February 28, 2018, the Company’s outstanding balance was $0, and the unused credit line was $750,000.

NOTE 9: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products, including the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range.

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

Our ultrasonic nozzle systems use high frequency, ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing thin layers of protective materials over a surface such as glass. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions.

We believe product superiority is imperative in all that we produce and that it is developed through the extensive experience we have in the coatings industry, our proprietary manufacturing know-how and skills and our unique work force we have built over the years. Our growth strategy is focused on leveraging our innovative technologies, proprietary know-how, unique talent and experience, and global reach to further develop thin film coating technologies that enable better outcomes for our customers’ products and processes.

We are a global business with approximately 62% of our sales generated from outside the United States in the first nine months of fiscal 2019. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives (“reps”). Of note, we have developed demonstration labs in Asia and at our facility in New York that are used to train our distributors and reps. These labs are also very valuable for demonstrating to prospective customers the capabilities of our equipment and enable us to develop custom solutions to meet their needs.

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

Third Quarter Fiscal 2019 Highlights (compared with the third quarter of fiscal 2018 unless otherwise noted) We refer to the three-month periods ended November 30, 2018 and 2017 as the third quarter of fiscal 2019 and fiscal 2018, respectively.

•	Net sales were $3,155,000, up 7% or $195,000, driven by increased sales of highly customized, more complex systems to the Alternative Energy markets. These machines are primarily our multi-axis machines that also require advanced motion control systems developed by outsourced providers.

•	Gross profit margin was 41.1% compared with 48.7%. Lower gross profit margin reflects the change in mix toward complex coating machines with increased outsourced content combined with an aggressive pricing strategy to establish a leading market position in the China fuel cell market.

•	Strong cost discipline was more than offset by the decline in gross profit margin resulting in lower operating income of $50,000 compared with $188,000.

•	A decrease in net Other Income and Expense contributed further to a decrease in net income. Net Other Expense was $27,000 for the 2019 period (including unrealized loss on marketable securities of $59,000), compared with net Other Income of $47,000 for the 2018 period. As a result of this and the decline in gross profit, net income declined to $20,000 from $194,000.

•	Backlog more than doubled and reached a record level of $3,040,000. This compares with a backlog of $1,238,000 on February 28, 2018, and $1,448,000 at the end of the second quarter of fiscal 2019, which ended August 31, 2018. Included in the recent backlog total was the Company’s highest value single ultrasonic coating machine order to date, valued at approximately $1,670,000. This machine is scheduled to be delivered by the end of fiscal 2020, which concludes on February 29, 2020. Orders can be highly variable from quarter-to-quarter resulting in large fluctuations in backlog, as product shipments are more systematically managed for both customer timing requirements and staffing management. Excluding the large machine order, the rest of the backlog is expected to ship within one year.

Nine Month Fiscal 2019 Highlights (compared with the first nine months of fiscal 2018 unless otherwise noted) We refer to the nine-month periods ended November 30, 2018 and 2017 as the first nine months of fiscal 2019 and fiscal 2018, respectively.

•	Net sales were $8,674,000, up 7% or $560,000, driven primarily by the Medical and Alternative Energy markets as the effectiveness of our efforts to provide application engineering expertise and more complete subsystems increased customer demand for custom-designed, higher value complex machines as well as higher demand from original equipment manufacturers for application-focused subsystems.

•	Gross profit margin was 45.1% compared with 48.7%, which reflects changes in product mix toward more complex machines requiring more outsourced hardware content.

•	Operating income declined to $96,000 compared with $299,000. Growth in revenue was offset by a decline in gross profit margin as discussed above, as well as continued investments in research & development, sales & marketing and higher professional expenses.

•	A decrease in net Other Income and Expense contributed further to a decrease in net income. Net Other Income was $32,000 for the 2019 period (including unrealized loss on marketable securities of $189,000), compared with net Other Income of $58,000 for the 2018 period. As a result of this and the decline in gross profit, net income was $101,000 compared with $265,000.

•	Cash and marketable securities declined $704,000 during the nine months ended November 30, 2018. The principal reasons for this decline were an increase in accounts receivable of $389,000 and an increase in inventories of $389,000. Higher accounts receivable was due to timing, as customer scheduling requests resulted in approximately 53% of the quarter’s shipments to occur in the month of November. Inventory increased to support orders in backlog.

RESULTS OF OPERATIONS

Sales

Product Sales:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2018	2017	$	%	2018	2017	$	%
Fluxing Systems	$281,000	$337,000	(56,000)	(17%)	$854,000	$822,000	32,000	4%
Integrated Coating Systems	286,000	426,000	(140,000)	(33%)	917,000	1,676,000	(759,000)	(45%)
Multi-Axis Coating Systems	1,681,000	1,251,000	430,000	34%	3,813,000	3,016,000	797,000	26%
OEM Systems	402,000	250,000	152,000	61%	1,380,000	861,000	519,000	60%
Other	505,000	696,000	(191,000)	(27%)	1,710,000	1,739,000	(29,000)	(2%)
TOTAL	$3,155,000	$2,960,000	195,000	7%	$8,674,000	$8,114,000	560,000	7%

Sales growth was driven by more complex, highly engineered and higher value multi-axis coating machines primarily for the Alternative Energy markets in the third quarter, and for the Medical and Alternative Energy markets in the first nine months of fiscal 2019. This equipment can range from $100 thousand to over $240 thousand per unit and is typically ordered in one or two unit volumes. Our ability to provide subsystems and components including our custom-designed Align system, which OEMs include in their equipment, drove higher sales of this product category. Growth in these product categories more than offset the decline in integrated coating systems, which primarily are for more mature applications in the Medical market and can be highly variable in order volume.

Market Sales:

	Three Months Ended				Nine Months Ended
	November 30,		Change		November 30,		Change
	2018	2017	$	%	2018	2017	$	%
Electronics/Microelectronics	$1,025,000	$1,001,000	24,000	2%	$2,719,000	$2,715,000	4,000	—
Medical	607,000	815,000	(208,000)	(26%)	2,658,000	2,211,000	447,000	20%
Alternative Energy	1,004,000	539,000	465,000	86%	1,644,000	1,169,000	475,000	41%
Emerging R&D and Other	137,000	254,000	(117,000)	(46%)	238,000	438,000	(200,000)	(46%)
Industrial	382,000	351,000	31,000	9%	1,415,000	1,581,000	(166,000)	(11%)
TOTAL	$3,155,000	$2,960,000	195,000	7%	$8,674,000	$8,114,000	560,000	7%

Use of our development laboratory by customers has recently reached record levels, which we believe demonstrates the success of our strategy to provide excellent application engineering expertise as well as paid coating services to prospects and customers to validate the capabilities of our coating technologies for their uses. These service-based customers are guided by our applications engineering team, to develop successful coating processes for their unique needs. Upon achieving coating results that meet the application requirements, the customer's next step is typically to purchase the defined coating solution. We believe a high level of prospects and customers that use our lab services to develop their products results in sales. In the first nine months of fiscal 2019, the Medical industry has been especially active in our labs and has resulted in growth in sales to this market.

As expected, sales were stronger to the Alternative Energy market in the third quarter as the Company shipped three ultrasonic coating solutions to new fuel cell customers in China. We expect that this market will see growth for the remainder of the fiscal year. Over the long term, demand from this market is poised for substantial growth as the industry continues to scale up from R&D prototype production to low rate production.

Third quarter declines in sales to the Medical and Emerging R&D/Other markets are mostly the result of variations in demand and applications from period to period.

Geographic Sales:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2018	2017	$	%	2018	2017	$	%
U.S. & Canada	$1,211,000	$1,181,000	30,000	3%	$3,283,000	$3,470,000	(187,000)	(5%)
Asia Pacific (APAC)	1,368,000	714,000	654,000	92%	2,744,000	1,786,000	958,000	54%
Europe, Middle East, Asia (EMEA)	440,000	813,000	(373,000)	(46%)	1,990,000	2,047,000	(57,000)	(3%)
Latin America	136,000	252,000	(116,000)	(46%)	657,000	811,000	(154,000)	(19%)
TOTAL	$3,155,000	$2,960,000	195,000	7%	$8,674,000	$8,114,000	560,000	7%

In both the third quarter and first nine months of fiscal 2019, approximately 62% of sales originated outside of the United States and Canada compared with 60% in the prior-year third quarter and 57% in the first nine months of fiscal 2018.

Gross Profit:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2018	2017	$	%	2018	2017	$	%
Net Sales	$3,155,000	$2,960,000	195,000	7%	$8,674,000	$8,114,000	$560,000	7%
Cost of Goods Sold	1,859,000	1,518,000	341,000	22%	4,762,000	4,163,000	599,000	14%
Gross Profit	$1,296,000	$1,442,000	(146,000)	(10%)	$3,912,000	$3,951,000	$(39,000)	(1%)

Gross Profit %	41.1%	48.7%	45.1%	48.7%

The decrease in gross margin in the third quarter was primarily a result of pricing strategy to establish a leading foothold in the fuel cell market in China. In addition, margin was negatively impacted by changes in product mix toward more complex machines requiring more outsourced hardware content.

Operating Expenses:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2018	2017	$	%	2018	2017	$	%
Research and product development	$325,000	$324,000	1,000	—	$979,000	$941,000	38,000	4%
Marketing and selling	653,000	665,000	(12,000)	(2%)	1,979,000	1,880,000	99,000	5%
General and administrative	$269,000	$265,000	4,000	2%	$858,000	$830,000	28,000	3%

Research and Product Development:

For the third quarter of fiscal 2019, research and product development costs were relatively consistent with the prior-year period.

For the first nine months of fiscal 2019, research and product development costs increased $38,000 as a result of higher salary expense and related health insurance costs from the addition of personnel. These expenses were partially offset by decreases in engineering supplies and materials.

Marketing and Selling:

Reduced marketing and selling costs for the third quarter of fiscal 2019 were related to decreases in international commission expense and trade show expense. These decreases were partially offset by increases in salaries, health insurance premiums and travel expense.

Higher marketing and selling costs for the first nine months of fiscal 2019 were due to increased salaries, health insurance premiums, travel expenses and international distributor training. These increases were partially offset by decreases in international commission expense and trade show expense.

General and Administrative:

General and administrative costs were up modestly in the third quarter of fiscal 2019 and reflect increases in professional fees, health insurance and other corporate expenses. These increases were partially offset by lower stock-based compensation expense and salary expense.

General and administrative costs were up 3% during first nine months of fiscal 2019 as health insurance premiums, other corporate expenses and professional fees increased. Higher professional services costs include the services of an investor relations firm, which began in the second quarter of the fiscal year. These increases were partially offset by decreases in salary expense, stock-based compensation expense and depreciation expense.

Operating Income:

Operating income decreased to $50,000 in the third quarter of fiscal 2019, compared with $188,000, reflecting the 10% decrease in gross profit that was partially offset by 1% lower operating expenses. Operating margin for the third quarter of fiscal 2019 decreased to 1.6% from 6.4%. For the first nine months of fiscal 2019, operating income was $96,000, or 1.1% of sales, compared with $299,000, or 3.7% of sales.

We continue to invest in research and product development, as well as marketing and selling activities, in order to expand our future market opportunities. We expect with continued growth, we will begin to demonstrate operating leverage and improved margins.

Interest Expense:

Interest expense was $10,000 in the third fiscal quarter of 2019 compared with $11,000 for the prior-year period. For the first nine months of fiscal 2019, interest expense was $31,000 compared with $35,000. Interest expense is directly related to the Company's mortgage on the industrial park.

Interest and Dividend Income:

In the third quarter of fiscal 2019, interest and dividend income increased to $33,000 from $22,000, and in the first nine months of fiscal 2019 increased to $105,000 from $58,000. Our present investment policy is to invest excess cash in highly liquid, lower risk fixed income mutual funds. At November 30, 2018, the majority of our holdings are rated at or above investment grade.

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

In the third quarter of fiscal 2019, net income and earnings per share reflect the $59,000 unrealized loss on our marketable securities.

In the third quarter of fiscal 2018, changes in the fair value of our marketable securities were not recognized in net income, they were recorded as a component of Other Comprehensive Income. In the third quarter of fiscal 2018, the Company reported $51,000 as an unrealized gain on marketable securities in Other Comprehensive Income.

In the first nine months of fiscal 2019, net income and earnings per share reflect the $189,000 unrealized loss on our marketable securities.

In the first nine months of fiscal 2018, changes in the fair value of our marketable securities were not recognized in net income, they were recorded as a component of Other Comprehensive Income. In the first nine months of fiscal 2018, the company reported $111,000 as an unrealized gain on marketable securities in Other Comprehensive Income.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate.

For the third quarter of fiscal 2019, the Company’s rental revenue was $22,000, expenses were $13,000 and net revenue was $9,000. This compares with the third quarter of fiscal 2018 when rental revenue was $23,000, expenses were $13,000 and net revenue was $10,000.

For the first nine months of fiscal 2019, the Company’s rental revenue was $63,000, expenses were $43,000 and net revenue was $20,000. This compares with the first nine months of fiscal 2018 when rental revenue was $55,000, expenses were $38,000 and net revenue was $17,000.

Income Tax Expense:

We recorded income tax expense of $3,000 for the third quarter of fiscal 2019 compared with $40,000 for the third quarter of fiscal 2018.

We recorded income tax expense of $28,000 for the first nine months of fiscal 2019 compared with $92,000 for the first nine months of fiscal 2018.

Net Income:

Net income decreased to $20,000 for the third quarter of fiscal 2019 compared with $194,000 for the prior-year period. The decrease was due to $138,000 in lower operating profit, $79,000 net loss on marketable securities ($20,000 decline in realized gain plus $59,000 unrealized loss) and $8,000 decrease in other income, partially offset by $13,000 net increase in interest and dividend and interest expense and lower income tax expense of $38,000.

Net income decreased to $101,000 for the first nine months of fiscal 2019 compared with $265,000 for the prior-year period. The decrease reflects $203,000 in lower operating profit and $81,000 net loss on marketable securities ($108,000 increase in realized gain offset by $189,000 unrealized loss), partially offset by $51,000 net increase in interest and dividend income and interest expense, $4,000 increase in other income and lower income tax expense of $65,000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital – Our working capital decreased $228,000 to $6,332,000 at November 30, 2018 from $6,560,000 at February 28, 2018. The decrease in working capital was mostly a result of a reduction in cash used for investments in equipment and repayment of long-term debt offset by the current period's net income and noncash charges.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2018 and February 28, 2018, our working capital included:

	November 30, 2018	February 28, 2018	Cash Decrease
Cash and cash equivalents	$1,627,000	$2,016,000	($389,000)
Marketable securities	4,091,000	4,406,000	(315,000)
Total	$5,718,000	$6,422,000	($704,000)

The following table summarizes the accounts and the major reasons for the $704,000 decrease in “Cash”:

	Impact on Cash	Reason
Accounts receivable increase	$(389,000)	53% of current quarters shipments occurred in November 2018.
Inventories increase	(437,000)	Required to support backlog.
Equipment purchases	(487,000)	Equipment upgrade for productivity.
Customer deposits increase	620,000	Received for new orders.
Other - net	(11,000)	Timing of disbursements.
Net decrease in cash	$(704,000)

Stockholders’ Equity – Stockholder’s Equity increased $123,000 to $8,516,000 at November 30, 2018, from $8,393,000 at February 28, 2018. The increase was a result of the current period’s net income of $101,000 and stock-based compensation expense of $23,000.

Operating Activities – We generated $88,000 of cash in our operating activities in the first nine months of fiscal 2019 compared with $1,405,000 in the first nine months of fiscal 2018. The reduction in cash generated by operating activities was mostly the result of lower net income and higher inventories, prepaid expenses and accounts receivable.

Investing Activities – For the first nine months of fiscal 2019, cash used by investing activities was $361,000 compared with using $2,152,000 of cash for the first nine months of fiscal 2018. For the first nine months of fiscal year 2019, we used $487,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, which included $337,000 of cash to upgrade our CNC machinery. This compares with $158,000 for the purchase of equipment and furnishings for the first nine months of fiscal year 2018. The Company expects that capital expenditures for the remainder of fiscal 2019 to be nominal for a total of approximately $0.5 million.

For the first nine months of 2019 our marketable securities provided $126,000 and we used $1,994,000 in the first nine months of 2018.

Financing Activities – In the first nine months of fiscal years 2019 and 2018, we used $117,000 and $112,000 in cash, respectively, for the principal payments on our mortgage.

Net (Decrease) in Cash and Cash Equivalents – In the first nine months of fiscal 2019 our cash balance decreased by $390,000 compared with a decrease of $858,000 in the first nine months of fiscal 2018. In the first nine months of fiscal 2019, we generated $88,000 in our operations. In addition, we used $487,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, received $126,000 from the sale of marketable securities and used $117,000 for the repayment of our notes payable.

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

Although the Company's assets included $1,627,000 in cash and $4,091,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2018. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Note Required for Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1 – 31.2– Rule 13a - 14(a)/15d – 14(a) Certification

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

Dated: January 14, 2019

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer