Form 10-K
period 2019-02-28
SONO TEK CORP
filed 2019-05-28
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2019

Commission File Number: 0-16035

(Name of registrant as specified in its charter)

NEW YORK	14-1568099
(State or other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

2012 Route 9W, Milton, New York	12547
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (845) 795-2020

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2018 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $34,185,178 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $2.65.

The Registrant had 15,197,563 shares of Common Stock outstanding as of May 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1	BUSINESS

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) is the world leader in the design and manufacture of ultrasonic coating systems for applying precise, thin film coatings to protect, strengthen, smooth or enable surfaces on parts and components for the microelectronics/electronics, alternative energy, medical, industrial and emerging research & development/other markets. We design and manufacture custom-engineered ultrasonic coating systems and also provide patented nozzles and generators for manufacturers’ equipment.

Our ultrasonic nozzle systems use high frequency ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing microscopic layers of protective materials over a wide variety of surfaces, including glass and metals. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions. We serve a variety of industries and applications and have a broad base of customers. Our largest customer accounted for 14% of revenue in fiscal 2019.

The applications that are employing our unique coating technology and expertise have been expanding as the advantages of ultrasonic coatings are more broadly recognized. The original application of our technology was to coat the inner surface of blood collection tubes used for medical diagnostic testing. Our products enable the application of a thin and uniform coating of material that prevents coagulation of blood. Following that initial breakthrough, our technology was then used for applying uniform flux coatings to printed circuit boards, a critical part of the fabrication process for all electronic devices. A later application for much larger surfaces was to address the many challenges that glass manufacturers faced. They needed a solution for specialized glass applications in the construction and automotive industries. Among other things, our ultrasonic nozzles are used to provide coatings that improve durability, create filters, increase clarity, reduce reflection, enable conductivity, and enhance safety. We have invested significant resources to enhance our market diversity by leveraging our core ultrasonic coating technology. As a result, we have increased our portfolio of products, the industries we serve, and the countries in which we sell our products.

We were founded by the inventor of the ultrasonic nozzle, Dr. Harvery Berger, and incorporated in New York on March 21, 1975. We became a public company in 1987 and our stock is traded on the OTCQX U.S. tier of the OTC exchange under the ticker symbol “SOTK”. Our corporate offices are located in Milton, New York where our production facilities are co-located. We also have a sales and service office in Singapore and an application process development laboratory in Guangzhou, China. We are ISO 9001 qualified since registering in September 1998 and have been recertified annually since then.

Our fiscal year ends on February 28. We refer to the fiscal year ended February 28, 2019 as “fiscal 2019” and use similar protocol for previous fiscal years.

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

We target the following markets where our product quality and consistency and application knowledge are valued by our customers:

•	Micro-Electronics/Electronics:
o	Printed circuit boards: Ultrasonic flux application removes oxidation and is more efficient than standard, historic processes.
o	Semiconductors: Applications of micron-thin photo-resist layers onto complex wafers.
o	Sensors: Application of chemical, biological or other detection coatings as well as physical photoelectric elements for conversion of input and output signals.
o	Display/panel glass on personal electronic devices: for sensitivity to temperature, imprint, pressure and for physical protection.
•	Medical: Our systems are used in this industry to apply micron layers of polymers and drugs; biomedical materials and anti-coagulants.
o	Implanted medical devices such as:
▪	Stents and balloons
▪	Artificial joints
o	Blood collection tubes
o	Diagnostic devices
o	Bandages/protective wraps
o	Lenses
•	Industrial
o	Flat (“float”) glass used for windows in buildings and vehicles

o	Textiles: high performance value adding coatings such as anti-microbial, anti-stain, flame retardant and moisture barriers
o	Food packaging and food safety: anti-microbial coatings
o	Food: coatings of flavors, ingredients and other additives
•	Alternative Energy: Our systems provide coatings of chemicals and other materials that act as catalysts, barriers, symbiosis or other interactions between surfaces.
o	Fuel cells
o	Solar cells
o	Batteries
•	Emerging Research and Development / Other Markets
o	Research and development efforts at universities, research institutions and government agencies that are not part of already established Sono-Tek markets
o	A variety of other small industries using Sono-Tek coating technology, that have not yet matured into a developed marketplace for our ultrasonic coating machines

Our principal customers include original equipment manufacturers, distributors and end users of our products in the industries that we serve.

Our products are sold primarily through select independent distributors and sales representatives around the world that are trained on our technologies and products. Our distributors are typically experts in their industries and recognize the significant value our technology provides their customers. We provide extensive training and on-site support with our direct sales force and application engineers, who also respond to leads generated by our web site and the trade shows in which we participate. To grow sales, we have strengthened our applications engineering team, expanding our presence in Singapore. We also expanded our worldwide process development laboratories with additional ultrasonic coating equipment. We sponsor various technical training and during fiscal 2019, our distribution network in Asia participated in a technical program on Sono-Tek ultrasonic coating solutions at our Guangzhou, China laboratory. Distributors that attended the program represented six countries in Asia, including two new organizations from Malaysia and Thailand.

We also provide application consulting services enabling our customers to rely on our surface coating expertise and specific customer process optimization. We offer these services both in our application process development laboratory and at our customers’ sites where we can assist in the design and development of customized coating systems.

We are a global business and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2019, 65% of our sales were from outside the U.S.

Our Strengths

Our core strengths and capabilities include:

•	We have built a strong reputation in the industry based on our ability to solve our customers’ complex problems and provide custom engineered, value-added solutions.

•	We are renowned for our product quality, customer service and responsiveness and critical thinking that enables a strong problem-solving culture throughout our organization.
•	We have expanded our ability to provide coating services for low to mid-volume demand to support our customers’ product development and testing.
•	We are continually developing new technologies and solutions to address an ever-changing marketplace.

Our Strategy

Our strategy is to further advance the use of ultrasonic coating technologies for the microscopic coating of surfaces in a broader array of applications which enable better outcomes for our customers’ products and processes. We believe product superiority is imperative and that it is attained through the extensive experience we have in the coatings industry, our proprietary manufacturing know-how and skills, and our unique work force we have built over the years.

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

We carefully manage our inventory using lean manufacturing processes. We provide a limited warranty on all of our products that covers parts and labor for a period of one year from the date of sale.

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2019 and fiscal 2018, we spent $1,325,000 and $1,280,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 11.4% and 11.6% in fiscal 2019 and 2018, respectively.

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

Competition

We operate in competitive markets in many of our industry segments. We compete against alternative coating technologies, as well as global and regional manufacturers of nozzles and other products based on price, quality, product features, application engineering and follow up service. We maintain our competitive position by providing highly effective solutions that meet our customers’ requirements and needs. In several emerging markets, we encounter less competition compared to more established markets based on the uniqueness of our ultrasonic technology in these applications.

Information Regarding Sales Outside the United States

During fiscal 2019 and fiscal 2018, sales to customers outside the U.S. accounted for approximately $7,559,000, or 65% of total revenue, and $6,193,000, or 56% of total revenue, respectively.

Employees

As of February 28, 2019, we employed 61 full-time and 7 part-time employees. We believe that relations with our employees are generally good.

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

We own an industrial park located in Milton, New York that is subject to a ten-year mortgage, of which five years remain. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize 33,000 square feet or 66% of the park for our operations. We believe our facilities will be adequate for the foreseeable future and the ownership of the industrial park provides us opportunity to expand as we grow.

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

As of February 28, 2019, there were 119 shareholders of record of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6	SELECTED FINANCIAL DATA – Not Required for Smaller Reporting Companies.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. These factors include, among other considerations, general economic and business conditions; political, regulatory, competitive, technological and trade barrier developments affecting our operations or the demand for our products; timely development and market acceptance of new products; adequacy of financing; capacity additions; the ability to enforce patents; completion of backlog during the current fiscal year and the ability to achieve increased sales volume at projected levels and continued profitability.

We undertake no obligation to update any forward-looking statement.

Overview

Founded in 1975, Sono-Tek Corporation designs and manufactures ultrasonic coating systems that apply precise, thin film coatings to a multitude of products for the microelectronics/electronics, alternative energy, medical and industrial markets, including specialized glass applications in construction and automotive. We also sell our products to emerging research and development and other markets. We have invested significant resources to enhance our market diversity by leveraging our core ultrasonic coating technology. As a result, we have increased our portfolio of products, the industries we serve and the countries in which we sell our products.

Our ultrasonic nozzle systems use high frequency, ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing thin layers of protective materials over a surface such as glass or metals. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions.

We believe product superiority is imperative and that it is attained through the extensive experience we have in the coatings industry, our proprietary manufacturing know-how and skills and our unique work force we have built over the years. Our growth strategy is to leverage our innovative technologies, proprietary know-how, unique talent and experience, and global reach to further advance the use of ultrasonic coating technologies for the microscopic coating of surfaces in a broader array of applications that enable better outcomes for our customers’ products and processes.

We are a global business with approximately 65% of our sales generated from outside the United States and Canada. Our direct sales team and our distributor and sales representative network is located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

Over the last decade, we have shifted our business from primarily selling our ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems to original equipment manufacturers (“OEMs”). The range for our average unit selling price has broadened as a result from less than $8,000 for a nozzle and generator package to a range of $50 thousand per unit to over $240 thousand per unit. As a result of this transition, we have broadened our addressable market and we believe that we can grow sales on a larger scale and we expect that we will experience wide variations in both order flow and shipments from quarter to quarter.

Highlights

Highlights for fiscal 2019 include:

•	Net sales for fiscal 2019 were $11,610,000, up 5.5% compared with $11,008,000 for fiscal 2018. Higher net sales were driven by demand for highly customized ultrasonic coating systems in China for the alternative energy market, specifically fuel cells, as well as advanced ultrasonic coating solutions for the medical market.
•	Gross profit and operating margins for fiscal 2019 decreased to 45.2% and 0.7%, respectively, from 48.1% and 3.5%, respectively, for fiscal 2018. Lower gross profit margin reflects the change in mix toward complex coating machines with increased outsourced content combined with an aggressive pricing strategy to establish a leading market position in the China fuel cell market. We believe our pricing strategy for the fuel cell industry in China could result in gaining a sizable share of a significant potential market. This could ultimately lead to high production volumes and the opportunity for reduction in manufacturing costs and realization of operating leverage.
•	Basic Earnings and Diluted Earnings per share were $0.01 in fiscal 2019 compared with $0.02, for fiscal 2018
•	Backlog on February 28, 2019 achieved a record $3,038,000, up 145% from backlog of $1,238,000 on February 28, 2018. Backlog growth resulted from an order for a highly automated, complex ultrasonic coating solution for the electronics/microelectronics industry as well as continued demand for more advanced coating solutions from the alternative energy and medical markets.
~~•~~	Cash and cash equivalents and short-term investments at February 28, 2019 were $5,510,000 compared with $6,422,000 as of February 28, 2019, a decrease of $912,000. Capital expenditures in fiscal 2019 were $547,000, up from $189,000 in the prior fiscal year, primarily as a result of the $337,000 purchase of CNC machine tools for expanding production capacity and capabilities. The equipment provides the needed precision machining required for our latest generation of proprietary ultrasonic nozzles. Cash used in operating activities was related to higher receivables and inventories, reflecting the growth in demand.
•	We have a strong balance sheet with debt accounting for approximately 10% of total capitalization. We believe that provides us with the financial flexibility to pursue our business strategy for growth.

Market and Geographic Diversity

We have invested significant resources to enhance our market diversity. Leveraging our core ultrasonic coating technology, we expanded our portfolio of products, the industries we serve, and the countries in which we sell our products.

Today, we serve five industries: microelectronics/electronics, medical, alternative energy, emerging research and development and other, as well as the industrial markets.

We are a geographically diverse company with a presence directly and through distributors and trade representatives, in the United States and Canada , EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2019, approximately 65% of sales originated outside of the United States and Canada. We established an infrastructure to drive our geographic diversity including a newly equipped, application process development laboratory in APAC, a strengthened sales organization of application engineers, expanded talent on our engineering team, the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

We believe that the new products we have introduced, the new markets we have penetrated, and the regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Results of Operations

Sales:

	Fiscal Year Ended
	February 28,		Change
	2019	2018	$	%
Net Sales	$11,610,000	$11,008,000	$602,000	5%
Cost of Goods Sold	6,361,000	5,712,000	649,000	11%
Gross Profit	$5,249,000	$5,296,000	$(47,000)	(1%	)

Gross Profit %	45.2%	48.1%

The combination of strong market conditions in alternative energy and medical markets, the introduction of our new ultrasonic coating solutions for the electronics/microelectronics industry and the continued expansion of our global sales effort, drove sales up 5% to $11,610,000 in fiscal 2019 compared with the prior fiscal year. Increased sales from the Asian Pacific region, primarily driven by shipments to China for the fuel cell and medical markets, partially offset somewhat softer sales to the U.S. medical market. The softness in the U.S. medical market was primarily due to timing of orders from a stent manufacturer that purchased a large number of systems in fiscal 2018.

Product Sales:

	Twelve Months Ended
	February 28,				Change
	2019	% of total	2018	% of total	$	%
Fluxing Systems	$1,176,000	10%	$1,196,000	11%	$(20,000)	(2%	)
Integrated Coating Systems	1,449,000	13%	2,398,000	22%	(949,000)	(40%	)
Multi-Axis Coating Systems	4,906,000	42%	4,175,000	38%	731,000	18%
OEM Systems	1,891,000	16%	1,034,000	9%	857,000	83%
Other	2,188,000	19%	2,205,000	20%	(17,000)	(1%	)
TOTAL	$11,610,000		$11,008,000		$602,000	5%

Sales growth was driven by demand for more complex, highly-engineered and higher value multi-axis coating machines primarily for the Alternative Energy and Medical markets in fiscal 2019. This equipment’s average selling price can range from $100 thousand to over $240 thousand per unit and is typically ordered in one-or two-unit volumes. Our ability to provide subsystems and components including our custom designed Align system, which OEMs integrate into their equipment, drove the increase in sales for the OEM systems product category. Growth in these product categories more than offset the decline in integrated coating systems, which primarily are for more mature applications in the Medical market and can be highly variable in order volume.

Market Sales:

	Twelve Months Ended
	February 28,				Change
	2019	% of total	2018	% of total	$	%
Electronics/Microelectronics	$4,328,000	37%	$4,088,000	37%	$240,000	6%
Medical	3,173,000	28%	3,073,000	28%	100,000	3%
Alternative Energy	2,111,000	18%	1,808,000	17%	303,000	17%
Emerging R&D and Other	1,295,000	11%	1,149,000	10%	146,000	13%
Industrial	703,000	6%	890,000	8%	(187,000)	(21%	)
TOTAL	$11,610,000		$11,008,000		$602,000	5%

Use of our application process development laboratory by customers reached record levels in FY2019, which we believe demonstrates the success of our strategy to provide excellent application engineering expertise as well as paid coating services to prospects and customers to validate the capabilities of our coating technologies for their uses. These service-based customers are guided by our applications engineering team, to develop successful coating processes for their unique needs. Upon achieving coating results that meet the application requirements, the customer's next step is typically to purchase the newly defined coating solution. We believe a high percentage of prospects and customers that use our lab services to develop their products results in sales of our ultrasonic coating solutions.

As expected, the Alternative Energy market continued to grow as applications and new requirements for fuel cell manufacturing equipment increased. Asia, specifically China, has been driving demand for fuel cells because of the investments being made by the Chinese government. Our equipment is used to produce highly durable, uniform, pinhole-free coatings of carbon-based catalyst inks onto fuel cell proton exchange membranes, reducing waste and improving functionality. Over the long term, demand from this market is poised for substantial growth as the industry continues to scale up from R&D prototype production to low rate production.

The industrial market showed a small decline in sales due to reduced orders in the float glass industry, which is typical due to variations in demand and applications from period to period.

Geographic Sales:

	Twelve Months Ended
	February 28,		Change
	2019	2018	$	%
U.S. & Canada	$4,050,000	$4,815,000	$(765,000)	(16%	)
Asia Pacific (APAC)	3,659,000	2,464,000	1,195,000	48%
Europe, Middle East, Asia (EMEA)	2,729,000	2,617,000	112,000	4%
Latin America	1,172,000	1,112,000	60,000	5%
TOTAL	$11,610,000	$11,008,000	$602,000	5%

In fiscal 2019, approximately 65% of sales originated outside of the United States and Canada. This compares with 56% in fiscal 2018. Sales to APAC grew substantially, primarily from China in the Alternative Energy and Medical markets, which offset slower U.S. sales due to the timing of demand in the Medical market from a stent manufacturer for ultrasonic coating equipment.

Gross Profit:

Gross profit decreased $47,000, or 1%, to $5,249,000 for fiscal 2019 from $5,296,000 in the prior fiscal year. Gross profit margin decreased by 290 basis points to 45.2% for fiscal 2019. The decrease reflects the Company’s strategy for establishing a leading market position in the fuel cell market in China, which is expected to be a large addressable market. The Company believes that as the market more fully develops, that costs associated with the manufacturing of our equipment at production-level scale will be reduced, enabling margins to expand. Margin compression also reflects the change in product mix to more complex ultrasonic coating solutions that require more outsourced content.

Operating Expenses:

	Twelve Months Ended
	February 28,		Change
	2019	2018	$	%
Research and product development	$1,325,000	$1,280,000	$45,000	4%
Marketing and selling	$2,686,000	$2,516,000	$170,000	7%
General and administrative	$1,155,000	$1,118,000	$37,000	3%
Total Operating Expenses	$5,166,000	$4,914,000	$252,000	5%

Research and Product Development:

Research and product development costs increased $45,000 to $1,325,000 for fiscal 2019 as compared with $1,280,000 for the prior fiscal year. Higher research and product development costs for fiscal 2019 were due to increased engineering salaries and health insurance premiums. These increases were partially offset by decreased depreciation expense.

Marketing and Selling:

Marketing and selling costs increased $170,000 to $2,686,000 for fiscal 2019 as compared with $2,516,000 for the prior fiscal year. Higher marketing and selling costs for fiscal 2019 were due to increased health insurance premiums, salaries related to the addition of new technical sales personnel, travel expenses related to train the new personnel and international distributor training. These increases were partially offset by decreases in international commission expense and trade show expense.

During fiscal 2019, we expended approximately $457,000 for commissions as compared with $530,000 for the prior fiscal year, a decrease of $73,000. The decrease in commissions is due to an increase of equipment sales that did not have external distributor involvement and the associated commission expense.

During fiscal 2019, we expended approximately $247,000 for advertising and trade show expense compared with $280,000 for the prior fiscal year, a decrease of $33,000.

General and Administrative:

General and administrative costs increased $37,000 to $1,155,000 for fiscal 2019 as compared with $1,118,000, for the prior fiscal year. Higher general and administrative costs for fiscal 2019 were due to increased health insurance premiums, legal and professional fees, bank fees and fees related to an investor relations firm. Fees related to the investor relations firm began in the second quarter of fiscal 2019. These increases were partially offset by decreases in salary expense and stock based compensation expense.

Operating Income:

Operating income decreased to $82,000 in fiscal 2019 compared with $382,000 for the prior fiscal year. We continued to invest in new product development and increased our sales and marketing efforts in fiscal 2019 as we address market expansion opportunities. The decrease in operating income is a result of our gross profit decreasing by $48,000 combined with an increase in operating expenses of $252,000, resulting in a net decrease of $300,000 in operating income. However, as a percentage of net sales, operating expenses were down 20 basis points to 44.5% in fiscal 2019 compared with 44.7% in fiscal 2018.

Interest Expense:

Interest expense decreased to $40,000 for fiscal 2019 as compared with $46,000 for the prior fiscal year.

Interest and Dividend Income:

Interest and dividend income increased to $137,000 for fiscal 2019 as compared with $91,000 for the prior fiscal year. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At February 28, 2019, the majority of our holdings are rated at or above investment grade.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate. For fiscal 2019, the Company’s rental revenue was $84,000, expenses were $61,000 and the net profit was $23,000.

For fiscal 2018, the Company’s rental revenue was $78,000, expenses were $59,000 and the net profit was $19,000.

Income Tax Expense:

We recorded income tax expense of $20,000 for fiscal 2019 compared with $92,000 for the prior fiscal year. The details of the current year’s tax expense are explained in Note 11 in our financial statements.

Net Income:

Net income decreased to $162,000 in fiscal 2019 compared with $368,000 for the prior fiscal year. The decrease reflects $300,000 in lower operating profit and a $37,000 net loss on marketable securities ($63,000 increase in realized gain offset by $100,000 unrealized loss), partially offset by $52,000 net increase in interest and dividend income and interest expense, $7,000 increase in other income and lower income tax expense of $72,000.

For fiscal 2019 and 2018, we do not believe that our sales revenue or net income has been adversely affected by the impact of inflation or changing prices.

Fiscal Year 2020 Outlook

We expect that all of our record backlog of $3,038,000 as of February 28, 2019 to ship during the fiscal year ending February 29, 2020, supporting our expectation that current fiscal year sales will grow in the range of 15% to 20%. Furthermore, we expect that this increased sales volume will expand margins and drive stronger earnings. Part of our anticipated growth is due to a $1,650,000 order for a newly introduced Robotic Coating Platform. This new platform will allow us to pursue additional prospects for six axis robotic coating which is an opportunity for ongoing growth.

Liquidity and Capital Resources

Working Capital – Our working capital decreased $136,000 to $6,424,000 at February 28, 2019 from $6,560,000 at February 28, 2018. The decrease in working capital was mostly the result of purchases of equipment and repayment of long-term debt partially offset by the current period's net income and noncash charges.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 28, 2019 and 2018, our working capital included:

	February 28, 2019	February 28, 2018	Cash Decrease
Cash and cash equivalents	$3,144,000	$2,016,000	$1,128,000
Marketable securities	2,366,000	4,406,000	(2,040,000)
Total	$5,510,000	$6,422,000	($912,000)

The following table summarizes the accounts and the major reasons for the $912,000 decrease in “Cash”:

	Impact on Cash	Reason
Accounts receivable increase	$(623,000)	58% of current quarters shipments occurred in February 2019.
Inventories increase	(370,000)	Required to support backlog.
Prepaid expenses	(256,000)	Deposits on purchases
Equipment purchases	(547,000)	Equipment upgrade for productivity.
Customer deposits increase	805,000	Received for new orders.
Other - net	79,000	Timing of disbursements.
Net decrease in cash	$(912,000)

Stockholders’ Equity - Stockholders' equity increased $192,000 from $8,392,000 at February 28, 2018 to $8,584,000 at February 28, 2019. The increase was a result of the current year’s net income of $162,000 and stock-based compensation expense of $30,000.

Operating Activities – We used $109,000 of cash in our operating activities in fiscal 2019 compared with generating $1,802,000 in fiscal 2018. The reduction in cash generated by operating activities was mostly the result of lower net income and increased inventories, prepaid expenses and accounts receivable as well as a reduction in accounts payable and accrued expenses. These uses of cash were partially offset by an increase in customer deposits.

Investing Activities – In fiscal 2019, cash generated by investing activities was $1,393,000 compared with using $2,194,000 of cash in fiscal 2018. Capital spending in fiscal 2019 was $547,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, which included $337,000 of cash to upgrade our CNC machinery. This compares with $189,000 for the purchase of equipment and furnishings in fiscal 2018.

In fiscal 2019 sales of our marketable securities provided $1,940,000 of cash compared with using $2,004,000 for purchases in fiscal 2018.

Financing Activities – In fiscal years 2019 and 2018, we used $156,000 and $150,000 in cash, respectively, for the principal payments on our mortgage.

Net Increase (Decrease) in Cash and Cash Equivalents – In fiscal 2019 our cash balance increased by $1,128,000 as compared with a decrease of $541,000 in fiscal 2018. During fiscal 2019, we used $109,000 of cash in our operating activities. In addition, we received $1,940,000 from the sale of marketable securities, we used $548,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and used $156,000 for the repayment of our note payable.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 28, 2019, there were no outstanding borrowings under the line of credit.

As of February 28, 2019, $808,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The unused portion of the credit line was $692,000 as of February 28, 2019. The letters of credit expire in 2020.

We had outstanding borrowings under a note payable of $871,000 at February 28, 2019. The note is payable over five years and accrues interest at 4.15% per year. The note payable is secured by a mortgage on our land and buildings.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2019.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2019, management believes there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

Impact of New Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated the potential impact this standard may have on the consolidated financial statements, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The adoption of ASU 2016-02 will have no material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets and liabilities at the lowered tax rate which potentially could leave a disproportionate tax effect in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financials statements have not yet been issued. The adoption of ASU 2018-02 will have no material impact on the Company’s financial statements.

Other than, Accounting Standards Update (“ASU”) No. ASU 2016-01, ASU 2016-02 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2019. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)       Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio	78	Chief Executive Officer, Chairman and Director
R. Stephen Harshbarger	51	President and Director
Eric Haskell, CPA	72	Director*
Donald F. Mowbray	81	Director
Carol O’Donnell	62	Director*
Joseph Riemer	70	Director
Samuel Schwartz	99	Chairman Emeritus and Director
Philip A. Strasburg, CPA	80	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger and Ms. O’Donnell run until the annual meeting to be held in 2019, and in each case until their respective successors are duly elected and qualified. The terms of Dr. Mowbray and Messrs. Haskell and Schwartz run until the annual meeting to be held in 2020.

Audit Committee

The Company’s Board of Directors has an Audit Committee composed of “independent directors”, Carol O’Donnell, Eric Haskell, CPA and Philip A. Strasburg, CPA, as Chairman. The “audit committee financial expert” designated by the Board is Philip A. Strasburg.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)	Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	56	Chief Financial Officer
Bennett D. Bruntil	38	Vice President
Christopher L. Coccio	78	Chief Executive Officer, Chairman and a Director
Robb W. Engle	48	Vice President
R. Stephen Harshbarger	51	President and Director

The foregoing officers are appointed for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley is a member of the 2019 OTCQX Issuer Advisory Council. Mr. Bagley is a past President of the Board of Education for the New Paltz Central School District and a past Chairman of the Audit and Finance Committee for the District.

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

CAROL O’DONNELL has been a Director since November 2018. Ms. O’Donnell joined Protégé Partners, an industry leading firm investing in and seeding smaller and emerging hedge fund managers in 2016 and has served as Chief Executive Officer since 2018. She was a key member of the Protégé executive team that launched an affiliate business, MOV37, for which she also serves as Chief Executive Officer. Prior to joining Protégé Partners, Ms. O’Donnell was the Director of Legal and Compliance with DARA Capital US, Inc., a Swiss-owned boutique registered investment advisory and wealth management firm from 2013 to 2016.  She also worked at Permal Group as General Counsel and Chief Compliance Officer and was COO and General Counsel of Framework Investment Group.  Ms. O’Donnell is qualified to practice law in the States of New York and Connecticut.

Key attributes, Experience and Skills: Ms. O’Donnell’s extensive experience as an attorney enables her to bring valuable strategic insights to the Board. Ms. O’Donnell also brings leadership and oversight experience to the Board.

DR. JOSEPH RIEMER joined the Company in January 2007 as Vice President of Engineering and has been a Director since August 2007. Dr. Riemer served as President from September 2007 until August 2012 when he became Vice President of Food Business Development, which position he held until June 2016. Dr. Riemer holds a Ph.D. in Food Science and Technology from the Massachusetts Institute of Technology (MIT), focusing on food technology, food chemistry, biochemical analysis, and food microbiology. His experience includes seven years with Pfizer in its Adams Confectionary Division, where he was Director, Global Operations Development. Dr. Riemer has also held leading positions with several food, food ingredients, and personal care products companies. He has served in the capacities of research and development, operations, and general management. Prior to joining the Company, he was a management consultant serving clients in the food, biotech and pharmaceutical industries.

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

None.

(e)       Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2019, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2019 and fiscal 2018 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2019	150,000	18,000	0	—	3,960	171,960
CEO, Chairman and Director	2018	150,000	36,000	0	—	3,485	189,485

R. Stephen Harshbarger	2019	220,000	15,000	0	12,593	5,300	252,893
President and Director	2018	223,692	30,000	0	20,873	4,989	279,554

Stephen J. Bagley	2019	155,000	12,000	0	4,198	3,820	175,018
Chief Financial Officer	2018	154,596	24,000	0	5,429	3,446	187,471

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During fiscal 2019, Dr. Coccio was compensated at a rate of $150,000 per annum.

During fiscal 2019, Mr. Harshbarger was compensated at a rate of $220,000 per annum.

During fiscal 2019, Mr. Bagley was compensated at a rate of $155,000 per annum.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher L. Coccio	—	—	—	—
CEO, Chairman and Director

R. Stephen Harshbarger President		101,000[1]	0.91	07/20/2026
		110,000[2]	1.06	05/18/2027

Stephen J. Bagley Chief Financial Officer	—	70,000[3]	0.91	07/20/2026

1 67,000 of these options vested on March 15, 2019 and have been exercised and 34,000 of these options will vest on March 15, 2020.

2 36,667 of these options vested on March 15, 2019, 36,667 of these options will vest on March 15, 2020 and 36,666 of these options will vest on March 15, 2021.

3 33,333 of these options vested on March 15, 2019 and have been exercised, 23,333 of these options will vest on March 15, 2020 and 13,334 of these options will vest on March 15, 2021.

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $358,000, Christopher L. Coccio $372,000 and R. Stephen Harshbarger $508,000.

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

Compensation of Directors

Each non-employee director receives $1,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2019, director compensation was as follows:

2019 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward J. Handler[1]	2,000	—	—	—	—	—	2,000
Eric Haskell	5,000	—	—	—	—	—	5,000
Donald F. Mowbray	5,000	—	—	—	—	—	5,000
Carol O’Donnell	2,000	—	2,052	—	—	—	4,052
Samuel Schwartz	5,000	—	—	—	—	—	5,000
Philip Strasburg	5,000	—	—	—	—	—	5,000
Joseph Riemer	5,000	—	—	—	—	—	5,000

1Deceased July 2018.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 24, 2019 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
	Beneficially
Name (and address if more than 5%) of Beneficial owner	Owned		Percent
Directors and Officers
*Stephen J. Bagley	41,281		**
*Christopher L. Coccio	390,241	[1]	2.57%
*R. Stephen Harshbarger	251,805	[2]	1.65%
*Eric Haskell	15,000	[3]	**
*Donald F. Mowbray	59,190		**
*Carol O’Donnell	0	[4]	**
*Joseph Riemer	120,045		**
*Samuel Schwartz	1,352,547	[5]	8.9%
*Philip A. Strasburg	70,012	[6]	**
All Executive Officers and Directors as a Group	2,367,101	[7]	15.56%
Additional 5% owner
Emancipation Management LLC[9] Charles Frumberg[9] Circle N Advisors, LLC[10]	7,674,216	[8]	50.50%

The above ownership percentages are based on 15,197,563 shares outstanding as of May 24, 2019.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,000 shares held in the name of Dr. Coccio’s wife.

2 Includes 36,667 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Represents 15,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

4Does not reflect 20,000 options which first become exercisable in November 2019.

5 Includes 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans

6 Includes 10,000 shares in the name of Mr. Strasburg’s wife.

7 The group total includes 81,667 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 180,667 options that are currently unexercisable. The group total includes 59,487 shares held by Robb Engle, a Vice President of Engineering and 7,493 shares held by Bennett Bruntil, a Vice President.

8Emancipation Management LLC, Charles Frumberg and Circle N Advisors share the power to dispose or to direct the disposition of these shares. The Company does not consider these holders to be “affiliates” of the Company.

9The address of this person is 825 Third Avenue, New York, NY 10022.

10 The address of this person is 200 Westage Business Center Dr., Fishkill, NY 12524.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	488,000	$1.19	1,688,400
2003 Stock Incentive Plan	100,000	$0.67	—

Total	588,000		1,688,400

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2019, there were 488,000 options outstanding under the 2013 plan.

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2019, there were 100,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of five “independent directors”, as that term is defined under NASDAQ rules, and three directors who are not “independent directors”. The Company’s “independent directors” are Samuel Schwartz, Donald Mowbray, Eric Haskell, Carol O’Donnell and Philip Strasburg. Christopher L. Coccio and R. Stephen Harshbarger are current employees of the Company and Joseph Riemer was an employee of the Company during the past three years, and therefore each are not considered independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For each of fiscal 2019 and fiscal 2018, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett & Webb, P.A., its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For each of fiscal 2019 and fiscal 2018, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett & Webb, P.A., its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2019 and fiscal 2018.

PART IV

ITEM 15	EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [3]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [3]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [4]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(i)[6]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(j)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(k)[7]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (l)[8]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(m)[8]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(n)[8]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(o)[8]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(q)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(r)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(s)[11]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(t)[11]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(u)[11]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(v)[12]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(w)[12]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(x)[12]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(y)[13]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.

10(z)[13]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(aa)[13]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(bb)[13]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(cc)[13]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(dd)[13]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
14[14]	Code of Ethics.
21[13]	Subsidiaries of Issuer.
23.1[13]	Consent of Liggett & Webb, P.A.
31.1[13]	Rule 13a-14/15d – 14(a) Certification.
31.2[13]	Rule 13a-14/15d – 14(a) Certification.
32.1[13]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[13]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[13]	XBRL Instance Document.
101.SCH[13]	XBRL Taxonomy Extension Schema Document.
101.CAL[13]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[13]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[13]	XBRL Extension Label Linkbase Document.
101.PRE[13]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2014.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[12]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[13]	Filed herewith.
[14]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended February 28, 2019 and 2018

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2019 and 2018

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2019 and 2018

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation (the "Company") as of February 28, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

May 28, 2019

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$3,144,123	$2,016,464
Marketable securities	2,365,706	4,405,900
Accounts receivable (less allowance of $46,000)	1,397,891	774,778
Inventories, net	1,658,016	1,354,083
Prepaid expenses and other current assets	395,005	139,406
Total current assets	8,960,741	8,690,631

Land	250,000	250,000
Buildings, net	1,731,547	1,807,339
Equipment, furnishings and leasehold improvements, net	802,932	498,401
Intangible assets, net	122,941	136,576
Deferred tax asset	332,017	396,387

TOTAL ASSETS	$12,200,178	$11,779,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$585,694	$652,863
Accrued expenses	632,706	893,192
Customer deposits	1,149,558	344,098
Current maturities of long term debt	162,816	156,119
Income taxes payable	6,272	84,621

Total current liabilities	2,537,046	2,130,893

Deferred tax liability	370,757	385,384
Long term debt, less current maturities	707,715	870,532

Total Liabilities	3,615,518	3,386,809

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,197,563 and 14,986,367 issued and outstanding, respectively	151,976	149,864
Additional paid-in capital	8,929,607	8,901,171
Accumulated deficit	(496,923)	(760,115)
Accumulated other comprehensive income	—	101,605

Total stockholders’ equity	8,584,660	8,392,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,200,178	$11,779,334

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 28,
	2019	2018

Net Sales	$11,609,599	$11,008,444
Cost of Goods Sold	6,361,353	5,711,951
Gross Profit	5,248,246	5,296,493

Operating Expenses
Research and product development	1,324,766	1,280,308
Marketing and selling	2,686,382	2,516,461
General and administrative	1,154,611	1,118,107
Total Operating Expenses	5,165,759	4,914,876

Operating Income	82,487	381,617

Other Income (Expense):
Interest Expense	(39,977)	(46,117)
Interest and Dividend Income	136,677	91,459
Realized gain on sale of marketable securities	73,699	11,208
Net unrealized loss on marketable securities	(100,184)	—
Other Income	28,732	21,896
Income before Income Taxes	181,434	460,063

Income Tax Expense	19,847	91,856

Net Income	$161,587	$368,207
Other Comprehensive Income
Net unrealized gain on marketable securities	—	59,355

Comprehensive Income	$161,587	$427,562

Basic Earnings Per Share	$.01	$.02

Diluted Earnings Per Share	$.01	$.02

Weighted Average Shares – Basic	15,107,778	14,968,450

Weighted Average Shares – Diluted	15,218,913	15,095,123

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2019 AND 2018

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – February 29, 2017	14,961,076	$149,611	$8,859,486	$42,250	$(1,128,322)	$7,923,025
Exercise of stock options	25,291	253	(43)			210
Stock based compensation expense			41,728			41,728
Unrealized gain on marketable securities				59,355		59,355
Net Income					368,207	368,207
Balance – February 28, 2018	14,986,367	$149,864	$8,901,171	$101,605	$(760,115)	$8,392,525

Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01				(101,605)	101,605	—
Stock based compensation expense			30,548			30,548
Exercise of stock options	211,196	2,112	(2,112)			—
Net Income					161,587	161,587
Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$—	$(496,923)	$8,584,660

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$161,587	$368,207
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	332,147	399,526
Stock based compensation expense	30,548	41,728
Inventory reserve	66,000	104,601
Unrealized loss on marketable securities	100,184	—
Deferred tax expense	49,743	(33,558)
(Increase) Decrease in:
Accounts receivable	(623,113)	376,023
Inventories	(369,933)	(118,000)
Prepaid expenses and other assets	(255,599)	(12,130)
(Decrease) Increase in:
Accounts payable and accrued expenses	(327,655)	340,739
Customer deposits	805,460	265,196
Income taxes payable	(78,349)	70,002
Net Cash (Used In) Provided by Operating Activities	(108,980)	1,802,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(547,251)	(189,245)
Sale (purchase) of marketable securities	1,940,010	(2,004,360)
Net Cash Provided By (Used In) Investing Activities	1,392,759	(2,193,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	—	210
Repayment of long-term debt	(156,120)	(149,698)
Net Cash (Used In) Financing Activities	(156,120)	(149,488)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,127,659	(540,759)

CASH AND CASH EQUIVALENTS:
Beginning of year	2,016,464	2,557,223
End of year	$3,144,123	$2,016,464

Supplemental Cash Flow Disclosure:

Interest Paid	$39,977	$46,117
Income Taxes Paid	$28,178	$59,494

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2019 AND 2018

NOTE 1: BUSINESS DESCRIPTION

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975. We are the world leader in the design and manufacture of ultrasonic coating systems for applying precise, thin film coatings to protect, strengthen or smooth surfaces on parts and components for the microelectronics/electronics, alternative energy, medical, industrial and emerging research & development/other markets. We design and manufacture custom-engineered ultrasonic coating systems and also provide patented nozzles and generators for manufacturers’ equipment.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for fiscal 2019 and fiscal 2018 was $246,681 and $280,348, respectively.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for fiscal 2019 and fiscal 2018 was approximately $0.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had one customer, which accounted for 14% of sales during fiscal 2019. Two customers accounted for 41% of the outstanding accounts receivables at February 28, 2019.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2019 and 2018, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	February 28,
	2019	2018

Marketable Securities	$2,365,706	$4,405,900

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $2,365,706 and $4,405,900 that are considered to be highly liquid and easily tradeable as of February 28, 2019 and 2018, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

As of February 28, 2019, certain of the Company’s marketable securities were in an unrealized gain position. Unrealized gains and losses are principally due to changes in the fair value of the Company’s investments held as available-for-sale. Because the Company has the ability and intent to hold the securities for the foreseeable future as classified as available-for-sale, the Company does not deem these unrealized gains or losses to be other than temporary. Net unrealized gains at February 28, 2019 are $1,422.

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $160,433 and $149,654 at February 28, 2019 and 2018, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Marketable Securities - The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company has evaluated the potential impact this standard may have on the consolidated financial statements and the fair value allowance of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized loss on the marketable securities during the year ended February 28, 2019 has been disclosed as a separate line item on the Income Statement.

New Accounting Pronouncements -

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated the potential impact this standard may have on the consolidated financial statements, the fair value of the securities from the prior year has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption is permitted. The adoption of ASU 2016-02 will have no material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets and liabilities at the lowered tax rate which potentially could leave a disproportionate tax effect in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financials statements have not yet been issued. The adoption of ASU 2018-02 will have no material impact on the Company’s financial statements.

Other than ASU No. ASU 2016-01, ASU 2016-02 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

NOTE 3: REVENUE RECOGNITION

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

A majority of the Company’s sales revenue is derived primarily from short term contracts with customers, which, on average, are in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

Sales revenue is recognized when control of the Company’s manufactured equipment is transferred to its customers, in an amount that reflects the consideration the Company expects to receive based upon the agreed transaction price. The Company’s performance obligations are satisfied when it’s customers take control of the purchased equipment, which is based on the contract terms. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant its customers or independent representatives the ability to return equipment nor does it grant price adjustments after a sale is complete.

The Company does not capitalize any sales commission costs related to the acquisition of a contract. All commissions related to a performance obligation that are satisfied at a point in time are expensed when the customer takes control of the purchased equipment.

At February 28, 2019, the Company had received $1,150,000 in cash deposits, and had issued Letters of Credit in the amount of $808,000 to secure these cash deposits. The Company was utilizing $808,000 of its available credit line to collateralize these letters of credit.

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During fiscal 2019, the Company granted options to acquire 35,000 shares to employees exercisable at prices from $2.47 to $2.55 and options for 20,000 shares to a member of the board of directors with an exercise price of $3.00. The options vest annually over three years and expire in ten years. The fiscal 2019 options had a weighted average grant date fair value of $0.90 per share.

During fiscal 2018, the Company granted options to acquire 110,000 shares to an officer, at an exercise price of $1.06 and options for 20,000 shares exercisable at prices from $1.15 to $1.67 to employees of the Company. The fiscal 2018 options had a weighted average grant date fair value of $0.18 per share.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

	Fiscal Year Ended February 28,
	2019	2018
Expected life	8 years	2-8 years
Risk free interest rate	2.47% - 2.98%	1.79% - 2.32%
Expected volatility	24.82% - 28.24%	12.65% - 22.24%
Expected dividend yield	0%	0%

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

For the years ended February 28, 2019 and 2018, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $30,548 and $41,728 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28,
	2019	2018
Raw materials and subassemblies	$873,483	$673,969
Finished goods	571,640	395,410
Work in process	483,271	489,082
Total	1,928,394	1,558,461
Less: Allowance	(270,378)	(204,378)
Net inventories	$1,658,016	$1,354,083

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 28,
	2019	2018
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,140,821	1,082,051
Machinery and equipment	1,211,778	872,598
Leasehold improvements	473,560	413,529
Tradeshow and demonstration equipment	1,086,916	1,070,860
Furniture and fixtures	1,044,222	971,011
Totals	7,207,297	6,660,049
Less: Accumulated depreciation	(4,672,818)	(4,354,309)
	$2,534,479	$2,305,740

Depreciation expense for the years ended February 28, 2019 and 2018 was $324,381 and $382,777, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28,
	2019	2018
Accrued compensation	$284,587	$362,405
Estimated warranty costs	62,500	64,050
Accrued commissions	100,114	194,934
Professional fees	65,049	64,928
Other accrued expenses	120,456	206,875
	$632,706	$893,192

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 5.50% at February 28, 2019 and 4.50% at February 28, 2018. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 28, 2019, $808,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2020. As of February 28, 2019, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $692,000 as of February 28, 2019.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28,
	2019	2018

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	870,531	1,026,651

Total long-term debt	870,531	1,026,651
Due within one year	162,816	156,119
Due after one year	$707,715	$870,532

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2020	162,816
2021	169,716
2022	177,081
2023	184,677
2024	176,241
$870,531

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of February 28, 2019.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	February 28,
	2019	2018
Expected federal income tax	$38,101	$156,421
State tax, net of federal	11,430	24,383
Research and development tax credits	(19,588)	(57,994)
Under accrual of prior year state taxes	—	40,793
Change in recapture tax rate from 39.3% to 27.3%	—	15,343
Permanent timing difference	2,272	33,107
Change in valuation allowances	(36,425)	(159,300)
Other adjustments	24,057	39,103
Income tax expense	$19,847	$91,856

The deferred tax asset and liability are comprised of the following:

	February 28,
	2019	2018
Deferred tax asset
Inventory	$74,000	$104,800
Allowance for accounts receivable	13,000	18,100
Accrued expenses and other	37,000	111,200
Research tax credits	208,000	208,300
Valuation allowance	—	(46,000)
Deferred tax asset – Long Term	332,000	396,400

Deferred tax liability
Intangible asset amortization	(25,000)	(25,000)
Building and leasehold depreciation	(346,000)	(360,400)
Deferred tax liability – Long Term	$(371,000)	$(385,400)

At February 28, 2019 and 2018, the Company had $208,000 of research and development tax credits being carried forward.

Deferred income taxes have been provided by temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, the Company provides a valuation allowance against the deferred tax assets for amounts when the realization is uncertain.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate tax rate to 21%, effective March 1, 2018. Tax returns for the prior three years are subject to examination by the IRS.

NOTE 12: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2019, there were 488,000 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2019, there were 100,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

During fiscal 2019, the Company granted options to acquire 35,000 shares to employees exercisable at prices from $2.47 to $2.55 and options for 20,000 shares to a member of the board of directors with an exercise price of $3.00. The options vest annually over three years and expire in ten years.

During fiscal 2018, the Company granted options to acquire 110,000 shares to an officer, at an exercise price of $1.06 and options for 20,000 shares exercisable at prices from $1.15 to $1.67 to employees of the Company.

A summary of the activity of both plans for fiscal 2019 and fiscal 2018 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance - February 29, 2017	839,600	395,405	$0.91	$0.89	$0.32
Granted	130,000		1.12
Exercised	(57,500)		(0.84)
Cancelled	—		—
Balance - February 28, 2018	912,100	425,400	$0.96	$0.92	$0.35

Granted	55,000		$2.66
Exercised	(371,100)		(0.96)
Cancelled	(8,000)		(1.12)
Balance - February 28, 2019	588,000	171,000	$1.10	$0.85	$0.34

The intrinsic value of the Company’s options exercised during fiscal 2019 and fiscal 2018 was $111,218 and $19,250, respectively.

Information, at date of issuance, regarding stock option grants for fiscal 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 28, 2019:
Exercise price exceeds market price	—	—	—
Exercise price equals market price	55,000	$2.66	$.90
Exercise price is less than market price	—	—	—

The aggregate intrinsic value of the Company’s outstanding options at February 28, 2019 and 2018 was $169,608 and $233,776, respectively.

The following table summarizes information about stock options outstanding and exercisable at February 28, 2019:

		Weighted Average
	Number	Remaining Life	Exercise	Number
	Outstanding	in Years	Price	Exercisable
Range of exercise prices:
$0.61	95,000	3.69	$0.61	95,000
$0.91 to $0.97	243,500	7.34	$0.91	2,500
$1.05	26,000	4.98	$1.05	26,000
$1.06	110,000	8.22	$1.06	—
$1.07 to $1.67	58,500	7.08	$1.27	47,500
$2.47 to $2.55	35,000	9.80	$2.50	—
$3.00	20,000	9.71	$3.00	—
Total Options:	588,000			171,000

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28,
	2019	2018

Numerator for basic and diluted earnings per share	$161,587	$368,207

Denominator for basic earnings per share - weighted average	15,107,778	14,968,450

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	111,135	126,673
Denominator for diluted earnings per share	15,218,913	15,095,123

Basic Earnings Per Share – Weighted Average	$0.01	$0.02

Diluted Earnings Per Share – Weighted Average	$0.01	$0.02

NOTE 14: OTHER COMPREHENSIVE INCOME (LOSS)

The Company adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” as of March 1, 2018. Among other requirements, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. As a result of the adoption of ASU 2016-01, the Company has reclassified the accumulated unrealized gains from Other Accumulated Comprehensive Income to Retained Earnings at March 1, 2018. For fiscal 2019, the unrealized loss on the marketable securities during the year has been disclosed as a separate line item on the Income Statement.

For fiscal 2019, the net unrealized loss on the Company’s available-for-sale marketable securities was approximately $100,000.

As of February 28, 2019, the unrealized gain on the Company’s available-for-sale marketable securities was approximately $1,000.

NOTE 15: OTHER INCOME

Included in other income is the net revenue related to the rental of the Company’s real estate. For fiscal 2019, the Company’s rental revenue was $84,000, expenses were $61,000 and the net profit was $23,000.

For fiscal 2018, the Company’s rental revenue was $78,000, expenses were $59,000 and the net profit was $19,000.

NOTE 16: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States were approximately as follows:

	February 28,
	2019	2018
Asia Pacific (APAC)	3,659,000	2,464,000
Europe, Middle East, Asia (EMEA)	2,729,000	2,617,000
Latin America	1,172,000	1,112,000
	$7,560,000	$6,193,000

During fiscal 2019 and fiscal 2018, sales to foreign customers accounted for approximately $7,560,000 and $6,193,000, or 65% and 56% respectively, of total revenues.

One customer accounted for 14% of the Company’s sales for fiscal 2019.

NOTE 17: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2019

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 28, 2019	/s/ Samuel Schwartz	May 28, 2019
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 28, 2019	/s/ Dr. Joseph Riemer	May 28, 2019
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 28, 2019	/s/ Philip A. Strasburg	May 28, 2019
Carol O’Donnell		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 28, 2019	/s/ Dr. Donald F. Mowbray	May 28, 2019
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director

/s/ Eric Haskell	May 28, 2019
Eric Haskell
Director