Form 10-Q
period 2019-05-31
SONO TEK CORP
filed 2019-07-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑|   NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 12, 2019
Class
Common Stock, par value $.01 per share	15,301,613

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2019	February 28,
	(Unaudited)	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,922,886	$3,144,123
Marketable securities	3,779,187	2,365,706
Accounts receivable (less allowance of $46,000)	1,332,353	1,397,891
Inventories, net	2,378,720	1,658,016
Prepaid expenses and other current assets	105,013	395,005
Total current assets	9,518,159	8,960,741

Land	250,000	250,000
Buildings, net	1,712,123	1,731,547
Equipment, furnishings and building improvements, net	866,471	802,932
Intangible assets, net	118,778	122,941
Deferred tax asset	332,017	332,017

TOTAL ASSETS	$12,797,548	$12,200,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,013,961	$585,694
Accrued expenses	614,518	632,706
Customer deposits	1,334,306	1,149,558
Current portion of long term debt	164,410	162,816
Income taxes payable	12,575	6,272
Total current liabilities	3,139,770	2,537,046

Deferred tax liability	370,757	370,757
Long term debt, less current maturities	665,838	707,715
Total liabilities	4,176,365	3,615,518

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,301,613 and 15,197,563 shares issued and outstanding, respectively	153,016	151,976
Additional paid-in capital	8,939,877	8,929,607
Accumulated deficit	(471,710)	(496,923)
Total stockholders’ equity	8,621,183	8,584,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,797,548	$12,200,178

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31
	2019	2018

Net Sales	$2,822,428	$2,700,860
Cost of Goods Sold	1,517,493	1,429,663
Gross Profit	1,304,935	1,271,197

Operating Expenses
Research and product development costs	337,173	333,866
Marketing and selling expenses	677,412	629,788
General and administrative costs	285,813	275,392
Total Operating Expenses	1,300,398	1,239,046

Operating Income	4,537	32,151

Interest Expense	(8,947)	(10,614)
Interest and Dividend Income	31,171	34,606
Realized gain on sale of marketable securities	—	29,392
Net unrealized loss on marketable securities	—	(49,061)
Other income	4,755	2,520

Income Before Income Taxes	31,516	38,994

Income Tax Expense	6,303	17,564

Net Income	$25,213	$21,430

Basic Earnings Per Share	$0.00	$0.00

Diluted Earnings Per Share	$0.00	$0.00

Weighted Average Shares - Basic	15,268,071	14,987,613

Weighted Average Shares - Diluted	15,357,295	15,088,512

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2019 AND 2018

(Unaudited)

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – February 28, 2018	14,986,367	$149,864	$8,901,171	$101,605	$(760,115)	$8,392,525
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01				(101,605)	101,605	—
Cashless exercise of stock options	2,536	26	(26)			—
Stock based compensation expense			8,900			8,900
Net Income					21,430	21,430
Balance – May 31, 2018	14,988,903	$149,890	$8,910,045	$—	$(637,080)	$8,422,855

Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$—	$(496,923)	$8,584,660
Stock based compensation expense			11,310			11,310
Cashless exercise of stock options	104,050	1,040	(1,040)			—
Net Income					25,213	25,213
Balance – May 31, 2019	15,301,613	$153,016	$8,939,877	$—	$(471,710)	$8,621,183

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,213	$21,430
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	89,207	80,893
Stock based compensation expense	11,310	8,900
Inventory reserve	14,000	18,000
Unrealized loss on marketable securities	—	49,061
Decrease (Increase) in:
Accounts receivable	65,538	(198,504)
Inventories	(734,704)	(89,372)
Prepaid expenses and other current assets	289,992	4,773
(Decrease) Increase in:
Accounts payable and accrued expenses	410,079	(290,133)
Customer Deposits	184,748	2,895
Income taxes payable	6,303	17,564
Net Cash Provided By (Used In) Operating Activities	361,686	(374,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(129,159)	(101,634)
(Purchase) Sale of marketable securities	(1,413,481)	40,093
Net Cash (Used In) Investing Activities	(1,542,640)	(61,541)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(40,283)	(38,678)
Net Cash (Used In) Financing Activities	(40,283)	(38,678)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,221,237)	(474,712)

CASH AND CASH EQUIVALENTS
Beginning of period	3,144,123	2,016,464
End of period	$1,922,886	$1,541,752

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$8,947	$10,614
Taxes Paid	$—	$—

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2019 and 2018

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

The accompanying unaudited condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2019 (“fiscal year 2019”) contained in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. The Company’s current fiscal year ends on February 29, 2020 (“fiscal 2020”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2019 and February 28, 2019, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	May 31, 2019	February 28, 2019

Marketable Securities	$3,779,187	$2,365,706

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $3,779,187 and $2,365,706 as of May 31, 2019, and February 28, 2019, respectively, that are considered to be highly liquid and easily tradeable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $163,127 and $160,433 at May 31, 2019 and February 28, 2019, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 28, 2019, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

Marketable Securities - The Company has adopted ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The fair value allowance of the securities at February 28, 2018 has been reclassified to Retained Earnings from Other Accumulated Comprehensive Income. The unrealized gain and loss on the marketable securities during the three months ended May 31, 2018 has been disclosed as a separate line item on the Income Statement.

New Accounting Pronouncements -

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either operating or financing, with such classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2018, and early adoption was permitted. The adoption of ASU 2016-02 had no material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 was issued to allow the reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effect resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The Tax Cuts and Jobs Act, among other things, reduced the corporate tax rate from 35% to 21%, which required the re-evaluation of any deferred tax assets and liabilities at the lowered tax rate which potentially could leave a disproportionate tax effect in accumulated other comprehensive income. ASU 2018-02 allows for the election to reclassify these stranded tax effects to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted, including adoption in any interim period for public business entities for reporting periods for which financials statements have not yet been issued. The adoption of ASU 2018-02 had no material impact on the Company’s financial statements.

Other than Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

Sales revenue is recognized when control of the Company’s manufactured equipment is transferred to its customers, in an amount that reflects the consideration the Company expects to receive based upon the agreed transaction price. The Company’s performance obligations are satisfied when its customers take control of the purchased equipment, which is based on the contract terms. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant its customers or independent representatives, the ability to return equipment nor does it grant price adjustments after a sale is complete.

The Company does not capitalize any sales commission costs related to the acquisition of a contract. All commissions related to a performance obligation that are satisfied at a point in time are expensed when the customer takes control of the purchased equipment.

At May 31, 2019, the Company had received $1,334,000 in cash deposits, and had issued Letters of Credit in the amount of $808,000 to secure these cash deposits. The Company was utilizing $808,000 of its available credit line to collateralize these letters of credit. The Company’s inventory included approximately $600,000 directly related to servicing these customer contracts.

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2019	2019
Raw materials and subassemblies	$906,384	$873,483
Finished goods	511,267	571,640
Contracts in process inventory	600,204	—
Work in process	645,243	483,271
Total	2,663,098	1,928,394
Less: Allowance	(284,378)	(270,378)
Net inventories	$2,378,720	$1,658,016

NOTE 5: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2019, there were 345,834 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2019, there were 80,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

During the three months ended May 31, 2019, 162,166 options were exercised on a cashless basis into 104,050 shares of common stock.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2019 no options were issued.

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

For the three months ended May 31, 2019 and 2018, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $11,000 and $9,000 in additional compensation expense during the three months ended May 31, 2019 and 2018, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2019	2018

Numerator for basic and diluted earnings per share	$25,213	$21,430

Denominator for basic earnings per share - weighted average	15,268,071	14,987,613

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	89,224	100,899
Denominator for diluted earnings per share	15,357,295	15,088,512

Basic Earnings Per Share	$0.00	$0.00

Diluted Earnings Per Share	$0.00	$0.00

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2019	2019
Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10-year term.	830,248	870,531

Total long-term debt	830,248	870,531
Due within one year	164,410	162,816
Due after one year	$665,838	$707,715

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 5.50% at May 31, 2019. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of May 31, 2019, $808,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2020. As of May 31, 2019, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $692,000 as of May 31, 2019.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit disclosed in Note 8, the Company did not have any material commitments or contingencies as of May 31, 2019.

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

We are a global business with approximately 56% of our sales generated from outside the United States and Canada. Our direct sales team and our distributor and sales representative network is located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

Over the last decade, we have shifted our business from primarily selling our ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems to original equipment manufacturers (“OEMs”). The range for our average unit selling price has increased as a result from less than $8,000 for a nozzle and generator package to a range of $50 thousand per unit to over $240 thousand per unit. As a result of this transition, we have broadened our addressable market and we believe that we can grow sales on a larger scale and we expect that we will experience wide variations in both order flow and shipments from quarter to quarter.

First Quarter Fiscal 2020 Highlights (compared with the first quarter of fiscal 2019 unless otherwise noted) We refer to the three-month periods ended May 31, 2019 and 2018 as the first quarter of fiscal 2020 and fiscal 2019, respectively.

•	Net sales were $2,822,000, up 4.5% or $121,000, driven primarily by demand from the Electronics/Microelectronics, Alternative Energy and Emerging R&D and Other industries markets.
•	Gross profit margin decreased 1% due to product mix in the quarter.

•	Net investment income comprised of interest and dividends and realized and unrealized gains and losses on marketable securities increased from $15,000 in fy2019 to $31,000 in fy2020.

•	Backlog on May 31, 2019 grew 32% to $4,024,000, compared with backlog of $3,038,000 on February 28, 2019.
~~•~~	Cash and cash equivalents and short-term investments at May 31, 2019 were $5,702,000, up from $5,510,000 at February 28, 2019.
~~•~~	Total debt decreased $40,000 to $830,000 at May 31, 2019.

Results of Operations

Sales:

	Three Months Ended May 31,		Change
	2019	2018	$	%
Net Sales	$2,822,000	$2,701,000	$121,000	4.5%
Cost of Goods Sold	1,517,000	1,430,000	87,000	6%
Gross Profit	$1,305,000	$1,271,000	$34,000	2.7%

Gross Profit %	46.2%	47.1%

Product Sales:

	Three Months Ended May 31,				Change
	2019	% of total	2018	% of total	$	%
Fluxing Systems	$391,000	14%	$340,000	13%	51,000	15%
Integrated Coating Systems	396,000	14%	349,000	13%	47,000	13%
Multi-Axis Coating Systems	1,073,000	38%	862,000	32%	211,000	24%
OEM Systems	319,000	11%	451,000	16%	(132,000)	(29%	)
Other	643,000	23%	699,000	26%	(56,000)	(8%	)
TOTAL	$2,822,000		$2,701,000		$121,000	4%

Sales growth was driven by demand for our more complex, highly-engineered and higher value multi-axis coating machines primarily for the Alternative Energy markets in in the first quarter of fiscal 2020. This equipment’s average selling price can range from $100 thousand to over $240 thousand per unit and is typically ordered in one-or two-unit volumes. Growth in these product categories more than offset the decline in integrated coating systems, which primarily are for more mature applications in the Medical market and can be highly variable in order volume.

Market Sales:

	Three Months Ended May 31,				Change
	2019	% of total	2018	% of total	$	%
Electronics/Microelectronics	$1,538,000	55%	$1,329,000	49%	209,000	16%
Medical	543,000	19%	912,000	34%	(369,000)	(40%	)
Alternative Energy	386,000	14%	177,000	7%	209,000	118%
Emerging R&D and Other	285,000	10%	170,000	7%	115,000	68%
Industrial	70,000	2%	113,000	4%	(43,000)	(38%	)
TOTAL	$2,822,000		$2,701,000		$121,000	4%

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

The industrial market showed a small decline in sales due to reduced orders in the float glass industry, which is typical due to variations in demand and applications from period to period. The decrease in the medical market was primarily influenced by a reduction in stent coating sales in China.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2019	2018	$	%
U.S. & Canada	$1,229,000	$1,003,000	$226,000	23%
Asia Pacific (APAC)	484,000	800,000	(316,000)	(40%	)
Europe, Middle East, Asia (EMEA)	628,000	628,000	—	—
Latin America	481,000	270,000	211,000	78%
TOTAL	$2,822,000	$2,701,000	$121,000	4%

In the first quarter of fiscal 2020, approximately 56% of sales originated outside of the United States and Canada compared with 63% in the prior year period.

Gross Profit:

Our gross profit increased $34,000, or 2.7%, to $1,305,000 for the first quarter of fiscal 2020 compared with $1,271,000 in the prior year period. Our gross profit margin decreased 1% to 46.2% in the first quarter of fiscal 2020 compared to 47.1% in the prior year period. The decrease in gross profit margin during the quarter is primarily due to product mix.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2019	2018	$	%
Research and product development	$337,000	$334,000	$3,000	1%
Marketing and selling	$677,000	$630,000	$47,000	7%
General and administrative	$286,000	$275,000	$11,000	4%
Total Operating Expenses	$1,300,000	$1,239,000	$61,000	5%

Research and Product Development:

Research and product development expense increased in the first quarter of fiscal 2020 due to increases in salaries and measurable increases in health insurance costs. These increases were partially offset by decreased engineering materials and supplies and travel expense.

Marketing and Selling:

Marketing and selling expenses increased in the first quarter of fiscal 2020 due to increases in sales salaries, measurable increases in health insurance costs and increased trade show expenses. These increases were partially offset by decreased travel expenses.

General and Administrative:

In the first quarter of fiscal 2020, we experienced increases in health insurance, corporate expenses and stock-based compensation expense.

Operating Income:

Operating income decreased to $5,000 in the first quarter of fiscal 2020 compared with $32,000 for the prior year period, a decrease of $27,000. The decrease in operating income is a result of our operating expenses increasing by $61,000 offset by an increase in our gross margin of $34,000, resulting in a net decrease of $27,000 in operating income. We continue to invest in our research and product development as well as marketing and selling activities in order to expand our future market opportunities. We expect with continued growth, we will begin to demonstrate operating leverage and improved margins.

Interest Expense:

Interest expense of $9,000 in the first fiscal quarter of 2020 compared with $11,000 for the prior year period.

Interest and Dividend Income:

Interest and dividend income decreased $3,000 to $31,000 in the first quarter of fiscal 2020 as compared with $35,000 for the first quarter of fiscal 2019. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2019, the majority of our holdings are rated at or above investment grade.

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

In the first quarter of fiscal 2019, net income and earnings per share reflect the actual deduction of $49,000 for the unrealized loss on our marketable securities. For the first quarter of fiscal 2020 there was no unrealized gain or loss recorded for the Company’s marketable securities.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate. For the first quarter of fiscal 2020, the Company’s rental revenue was $20,000, expenses were $15,000 and the net profit was $5,000.

In the first quarter of fiscal 2019, the Company’s rental revenue was $18,000, expenses were $16,000 and the net profit was $2,000.

Income Tax Expense:

We recorded income tax expense of $6,000 for the first quarter of fiscal 2020 compared with $18,000 for the first quarter of fiscal 2019.

Net Income:

We had net income of $25,000 for the first quarter of fiscal 2020 compared with $21,000 for the prior year period for the reasons previously noted.

Fiscal Year 2020 Outlook

We expect that all of our backlog of $4,024,000 as of May 31, 2019 to ship during the fiscal year ending February 29, 2020, supporting our expectation that current fiscal year sales will grow in the range of 15% to 20%. Furthermore, we expect that this increased sales volume will expand margins and drive stronger earnings. Part of our anticipated growth is due to a $1,650,000 order for a newly introduced Robotic Coating Platform. This new platform will allow us to pursue additional prospects for six-axis robotic coating which presents an opportunity for ongoing growth.

Liquidity and Capital Resources

Working Capital – Our working capital decreased $46,000 to $6,378,000 at May 31, 2019 from $6,424,000 at February 28, 2019. The decrease in working capital was mostly the result of purchases of equipment and repayment of long-term debt partially offset by the current period's net income and noncash charges.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2019 and February 28, 2019, our working capital included:

	May 31, 2019	February 28, 2019	Cash Increase
Cash and cash equivalents	$1,923,000	$3,144,000	($1,221,000)
Marketable securities	3,779,000	2,366,000	1,413,000
Total	$5,702,000	$5,510,000	$192,000

The following table summarizes the accounts and the major reasons for the $192,000 increase in “Cash”:

	Impact on Cash	Reason
Accounts receivable decrease	$66,000	Cash receipts for accounts receivable
Inventories increase	(735,000)	Required to support backlog.
Prepaid expenses decrease	290,000	Previous deposits on inventory.
Equipment purchases	(129,000)	Equipment upgrade.
Customer deposits increase	185,000	Received for new orders.
Accounts payable increase	410,000	Increase in inventory and timing of disbursements.
Repayment of long-term debt	(40,000)	Repayment of debt.
Other - net	145,000	Timing of disbursements.
Net increase in cash	$192,000

Stockholders’ Equity – Stockholder’s Equity increased $36,000 from $8,585,000 at February 28, 2019 to $8,621,000 at May 31, 2019. The increase is a result of the current period’s net income of $25,000 and stock-based compensation expense of $11,000.

Operating Activities – Our operating activities generated $362,000 of cash in the first quarter of fiscal 2020 compared with using $374,000 in the first quarter of fiscal 2019. The increase in cash generated by operating activities was mostly the result of increased accounts payable and customer deposits. These two sources of cash were partially offset by increased inventories and a decrease in prepaid expenses directly related to inventory. Our accounts payable increased $410,000 to $1,014,000 in the first quarter of fiscal 2020 compared to $586,000 at February 28, 2019. The increase is directly related to inventory purchases completed in the first quarter of fiscal 2020. The increase in inventory is a result of the Company’s increase in backlog.

Investing Activities – For the first quarter of fiscal 2020, we used $1,543,000 in our investing activities compared with using $62,000 for the first quarter of fiscal 2019. For the first quarters of fiscal years 2020 and 2019, we used $129,000 and $102,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first quarter of fiscal 2020, we used $1,413,000 for the purchase of marketable securities and for the first quarter of 2019 our marketable securities provided $40,000.

Financing Activities – In the first quarter of fiscal years 2020 and 2019, we used $40,000 and $39,000, respectively, for the repayment of our notes payable.

Net (Decrease) in Cash – In the first quarter of fiscal 2020, our cash balance decreased by $1,221,000 as compared to a decrease of $475,000 in the first quarter of 2019. In the first quarter of fiscal 2020, our operating activities generated $362,000 of cash. In addition, we used $129,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, used $1,413,000 for the purchase of marketable securities and $40,000 for the repayment of our note payable.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2019.

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

Although the Company's assets included $1,923,000 in cash and $3,779,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2019. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Note Required for Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1– 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

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

Dated: July 15, 2019

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer