Form 10-Q
period 2019-08-31
SONO TEK CORP
filed 2019-10-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2019

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

Outstanding as of October 12, 2019
Class
Common Stock, par value $.01 per share	15,301,613

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 5

Condensed Consolidated Balance Sheets – August 31, 2019 (Unaudited) and February 28, 2019	1

Condensed Consolidated Statements of Operations – Six and Three Months Ended August 31, 2019 and 2018 (Unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity – Six and Three Months Ended August 31, 2019 and 2018 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2019 and 2018 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements6	6 - 11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12 –18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	20

Signatures and Certifications	21

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,
	2019	February 28,
	(Unaudited)	2019
ASSETS

Current Assets:
Cash and cash equivalents	$2,280,981	$3,144,123
Marketable securities	3,417,604	2,365,706
Accounts receivable (less allowance of $46,000)	1,272,400	1,397,891
Inventories, net	2,578,914	1,658,016
Prepaid expenses and other current assets	182,364	395,005
Total current assets	9,732,263	8,960,741

Land	250,000	250,000
Buildings, net	1,692,699	1,731,547
Equipment, furnishings and building improvements, net	976,939	802,932
Intangible assets, net	114,860	122,941
Deferred tax asset	332,017	332,017

TOTAL ASSETS	$13,098,778	$12,200,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$797,512	$585,694
Accrued expenses	773,012	632,706
Customer deposits	1,584,452	1,149,558
Current maturities of long term debt	166,160	162,816
Income taxes payable	14,744	6,272
Total current liabilities	3,335,880	2,537,046

Deferred tax liability	370,757	370,757
Long term debt, less current maturities	623,676	707,715
Total liabilities	4,330,313	3,615,518

Commitments and Contingencies – (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,301,613 and 15,197,563 shares issued and outstanding, at August 31 and February 28, respectively	153,016	151,976
Additional paid-in capital	8,972,394	8,929,607
Accumulated deficit	(356,945)	(496,923)
Total stockholders’ equity	8,768,465	8,584,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,098,778	$12,200,178

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2019	2018	2019	2018

Net Sales	$6,168,250	$5,518,591	$3,345,822	$2,817,731
Cost of Goods Sold	3,316,323	2,902,949	1,798,830	1,473,286
Gross Profit	2,851,927	2,615,642	1,546,992	1,344,445

Operating Expenses
Research and product development costs	658,870	653,764	321,697	319,898
Marketing and selling expenses	1,476,696	1,326,701	799,284	696,913
General and administrative costs	619,475	589,200	333,662	313,808
Total Operating Expenses	2,755,041	2,569,665	1,454,643	1,330,619

Operating Income	96,886	45,977	92,349	13,826

Interest Expense	(17,465)	(20,817)	(8,518)	(10,203)
Interest and Dividend Income	56,983	71,522	25,812	36,916
Realized gain (loss) on sale of marketable securities	—	119,075	—	89,683
Net unrealized loss on marketable securities	—	(129,657)	—	(80,596)
Other income (expense)	16,877	19,515	12,122	16,995

Income Before Income Taxes	153,281	105,615	121,765	66,621

Income Tax Expense	13,303	25,061	7,000	7,497

Net Income	$139,978	$80,554	$114,765	$59,124

Basic Earnings Per Share	$0.01	$0.01	$0.01	$0.00

Diluted Earnings Per Share	$0.01	$0.01	$0.01	$0.00

Weighted Average Shares - Basic	15,285,024	15,036,644	15,301,613	15,085,660

Weighted Average Shares - Diluted	15,376,906	15,169,210	15,399,163	15,224,221

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

Six Months Ended August 31, 2019 and 2018

				Accumulated
	Common Stock		Additional	Other		Total
	Par Value $.01		Paid – In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$—	$(496,923)	$8,584,660
Cashless exercise of stock options	104,050	1,040	(1,040)
Stock based compensation expense			43,827			43,827
Net Income					139,978	139,978
Balance – August 31, 2019 (unaudited)	15,301,613	$153,016	$8,972,394	$—	$(356,945)	$8,768,465

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – February 28, 2018	14,986,367	$149,864	$8,901,171	$101,605	$(760,115)	$8,392,525
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01				(101,605)	101,605	—
Cashless exercise of stock options	169,193	1,692	(1,692)			—
Stock based compensation expense			16,394			16,394
Net Income					80,554	80,554
Balance – August 31, 2018 (Unaudited)	15,155,560	$151,556	$8,915,873	$—	$(577,956)	$8,489,473

Three Months Ended August 31, 2019 and 2018

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – June 1, 2019	15,301,613	$153,016	$8,939,877	—	$(471,710)	$8,621,183
Stock based compensation expense			32,517			32,517
Net Income					114,765	114,765
Balance – August 31, 2019 (Unaudited)	15,301,613	$153,016	$8,972,394	$—	$(356,945)	$8,768,465

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – June 1, 2018	14,989,003	$149,890	$8,910,045	—	$(637,080)	$8,422,855
Cashless exercise of stock options	166,557	1,666	(1,666)			—
Stock based compensation expense			7,494			7,494
Net Income					59,124	59,124
Balance – August 31, 2018 (Unaudited)	15,155,560	$151,556	$8,915,873	$—	$(577,956)	$8,489,473

See notes to unaudited condensed consolidated financial statements.

 SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Unaudited
	Six Months Ended August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$139,978	$80,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	191,977	172,130
Stock based compensation expense	43,827	16,394
Inventory reserve	32,000	36,000
Unrealized loss on marketable securities	—	129,657
Decrease (Increase) in:
Accounts receivable	125,491	(518,699)
Inventories	(952,898)	(332,704)
Prepaid expenses and other current assets	212,642	24,682
(Decrease) Increase in:
Accounts payable and accrued expenses	352,124	71,845
Customer Deposits	434,894	88,398
Income taxes payable	8,472	(76,365)
Net Cash Provided by (Used In) Operating Activities	588,507	(308,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(319,055)	(159,790)
Sale (purchase) of marketable securities	(1,051,898)	184,249
Net Cash (Used in) Provided by Investing Activities	(1,370,953)	24,459

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(80,696)	(77,410)
Net Cash (Used In) Financing Activities	(80,696)	(77,410)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(863,142)	(361,059)

CASH AND CASH EQUIVALENTS
Beginning of period	3,144,123	2,016,464
End of period	$2,280,981	$1,655,405

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$17,465	$20,817
Income Taxes Paid	$4,831	$101,426

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2019 and 2018

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2019 (“fiscal year 2019”) contained in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. The Company’s current fiscal year ends on February 29, 2020 (“fiscal 2020”).

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2019 and February 28, 2019, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	August 31, 2019	February 28, 2019

Marketable Securities	$3,417,604	$2,365,706

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities of $3,417,604 and $2,365,706 that are considered to be highly liquid and easily tradeable as of August 31, 2019, and February 28, 2019, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $165,832 and $160,433 at August 31, 2019 and February 28, 2019, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

New Accounting Pronouncements-

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

Other than Accounting Standards Update (“ASU”) ASU 2016-02 and ASU 2018-02 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

At August 31, 2019, the Company had received $1,584,000 in cash deposits, and had issued Letters of Credit in the amount of $659,000 to secure these cash deposits. The Company was utilizing $659,000 of its available credit line to collateralize these letters of credit. The Company’s inventory included approximately $739,000 directly related to servicing these customer contracts.

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2019	2019
Raw materials and subassemblies	$862,495	$873,483
Finished goods	573,923	571,640
Contracts in process inventory	739,471	—
Work in process	563,305	483,271
Total	2,739,194	1,928,394
Less: Allowance	(160,280)	(270,378)
Net inventories	$2,578,914	$1,658,016

NOTE 5: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2019, there were 475,834 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of August 31, 2019, there were 80,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

During the six months ended August 31, 2019, 162,166 options were exercised on a cashless basis into 104,050 shares of common stock.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the three and six months ended August 31, 2019, the Company granted options to acquire 10,000 shares to employees exercisable at $2.65, options to acquire 20,000 shares to members of the board of directors with an exercise price of $2.65 and options for 100,000 shares to an officer with an exercise price of $2.45. The options granted to employees and directors vest over three years and expire in ten years. The options granted to the officer vested upon grant and expire in ten years. The options had a weighted average grant date fair value of $0.35 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2019
Expected Life	1-8 years
Risk free interest rate	1.58% - 2.05%
Expected volatility	27.46% - 29.05%
Expected dividend yield	0%

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

For the three and six months ended August 31, 2019 and 2018, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $33,000 and $7,000 in additional compensation expense during the three months ended August 31, 2019 and 2018, respectively. The impact of applying ASC 718 approximated $44,000 and $16,000 in additional compensation expense during the six months ended August 31, 2019 and 2018, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 7: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at August 31, 2019 and 2018 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2019	2018	2019	2018

Numerator for basic and diluted earnings per share	$139,978	$80,554	$114,765	$59,124

Denominator for basic earnings per share – weighted average	15,285,024	15,036,644	15,301,613	15,085,660

Effects of dilutive securities
Stock options for employees, directors and outside consultants	91,882	132,566	97,550	138,561

Denominator for diluted earnings per share	15,376,906	15,169,210	15,399,163	15,224,221

Basic earnings per share	$0.01	$0.01	$0.01	$0.00
Diluted earnings per share	$0.01	$0.01	$0.01	$0.00

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2019	2019

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	$789,836	$870,531

Total long term debt	789,836	870,531
Due within one year	166,160	162,816
Due after one year	$623,676	$707,715

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 5.25% at August 31, 2019. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The line of credit is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of August 31, 2019, $659,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2020. As of August 31, 2019, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $841,000 as of August 31, 2019.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit disclosed in Note 9, the Company did not have any material commitments or contingencies as of August 31, 2019.

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

Second Quarter Fiscal 2020 Highlights (compared with the second quarter of fiscal 2019 unless otherwise noted) We refer to the three-month periods ended August 31, 2019 and 2018 as the second quarter of fiscal 2020 and fiscal 2019, respectively.

•	Net sales were $3,346,000, up 19% or $528,000, driven by increased sales of highly customized, multi axis coating systems to the Electronics/Microelectronics market.
•	Gross profit margin was 46.2% as compared to 47.7%. The decline in gross profit margin is primarily a result of product mix.
•	Operating income increased to $92,000, compared with operating income of $14,000. Growth in revenue and gross profit improved gross margin during the quarter.

Backlog on August 31, 2019 was up 37% to $4,175,000, compared with backlog of $3,038,000 on February 28, 2019

First Half Fiscal 2020 Highlights (compared with the first half of fiscal 2019 unless otherwise noted) We refer to the six-month periods ended August 31, 2019 and 2018 as the first half of fiscal 2020 and fiscal 2019, respectively.

•	Net sales were $6,168,000, up 12% or $649,000, driven primarily by demand from the Electronics/Microelectronics and Alternative Energy markets, as the effectiveness of our efforts to provide application engineering expertise and custom-designed complex coating solutions, of high customer value and greater selling price and increased revenue.
•	Gross profit margin was 46.2% as compared with 47.4% primarily as a result of changes in product mix.
•	Operating income increased to $97,000, compared with $46,000. Growth in revenue and gross profit were key factors in the improvement of operating income during the first half of fiscal 2020.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2019	2018	$	%		2019	2018	$	%
Fluxing Systems	$211,000	$233,000	(22,000)	(9%	)	$602,000	$573,000	29,000	5%
Integrated Coating Systems	413,000	283,000	130,000	46%		810,000	631,000	179,000	28%
Multi-Axis Coating Systems	1,815,000	1,270,000	545,000	43%		2,888,000	2,132,000	756,000	35%
OEM Systems	246,000	527,000	(281,000)	(53%	)	565,000	978,000	(413,000)	(42%	)
Other	661,000	505,000	156,000	31%		1,303,000	1,205,000	98,000	8%
TOTAL	$3,346,000	$2,818,000	528,000	19%		$6,168,000	$5,519,000	649,000	12%

Sales growth was driven by demand for our more complex, highly-engineered and higher value multi-axis and integrated coating machines, primarily for the Electronics/Microelectronics and Alternative Energy markets in in the first six months of fiscal 2020. This equipment’s average selling price can range from $100 thousand to over $300 thousand per unit and is typically ordered in one-or two-unit volumes. Growth in these product categories more than offset the decline in OEM Systems, greatly influenced by a dip in sales to several China based OEM partners.

Market Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2019	2018	$	%		2019	2018	$	%
Electronics/Microelectronics	$1,376,000	$685,000	691,000	100%		$2,913,000	$2,014,000	899,000	45%
Medical	1,250,000	1,169,000	81,000	7%		1,792,000	2,082,000	(290,000)	(14%	)
Alternative Energy	223,000	325,000	(102,000)	(31%	)	610,000	501,000	109,000	22%
Emerging R&D and Other	400,000	516,000	(116,000)	(22%	)	685,000	685,000	—	—
Industrial	97,000	123,000	(26,000)	(21%	)	168,000	237,000	(69,000)	(29%	)
TOTAL	$3,346,000	$2,818,000	528,000	19%		$6,168,000	$5,519,000	649,000	12%

Customer use of our application process development laboratories, located throughout the world, continue to reach record levels in the first half of FY2020, which we believe demonstrates the success of our strategy to provide excellent application engineering expertise as well as paid coating services to prospects and customers to validate the capabilities of our coating technologies for their uses. These service-based customers are guided by our applications engineering team, to develop successful coating processes for their unique needs. Upon achieving coating results that meet the application requirements, the customer's next step is typically to purchase the newly defined coating solution. We believe a high percentage of prospects and customers that use our lab services to develop their products results in sales of our ultrasonic coating solutions.

As expected, the Alternative Energy market continued to grow in the first half of fiscal 2020 as applications and new requirements for fuel cell manufacturing equipment increased. A significant increase in the Electronics/Microelectronics market was seen, primarily as a result of sales to the semiconductor market for applying photoresist.

The medical market showed a decline in the first half of fiscal 2020 which was primarily influenced by a reduction in customized medical coating solutions which can be highly variable quarter to quarter.

Geographic Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2019	2018	$	%		2019	2018	$	%
U.S. & Canada	$933,000	$1,068,000	(135,000)	(13%	)	$2,162,000	$2,071,000	91,000	4%
Asia Pacific (APAC)	857,000	576,000	281,000	49%		1,340,000	1,376,000	(36,000)	(3%	)
Europe, Middle East, Asia (EMEA)	883,000	922,000	(39,000)	(4%	)	1,512,000	1,550,000	(38,000)	(2%	)
Latin America	673,000	252,000	421,000	167%		1,154,000	522,000	632,000	121%
TOTAL	$3,346,000	$2,818,000	528,000	19%		$6,168,000	$5,519,000	649,000	12%

In the first half of fiscal 2020, approximately 65% of sales originated outside of the United States and Canada compared with 62% in the prior year period.

In the second quarter of fiscal 2020, approximately 72% of sales originated outside of the United States and Canada compared with 62% in the prior year period.

Gross Profit:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2019	2018	$	%	2019	2018	$	%
Net Sales	$3,346,000	$2,818,000	528,000	19%	$6,168,000	$5,519,000	649,000	12%
Cost of Goods Sold	1,799,000	1,473,000	326,000	22%	3,316,000	2,903,000	413,000	14%
Gross Profit	$1,547,000	$1,345,000	202,000	15%	$2,852,000	$2,616,000	236,000	9%

Gross Profit %	46.2%	47.7%			46.2%	47.4%

For the second quarter of fiscal 2020, gross profit increased $202,000, or 15%, compared with the prior-year period. Gross profit margin was 46.2% compared with 47.7% in the second quarter of fiscal 2019.

Gross profit increased $236,000, or 9%, to $2,852,000 for the first half of fiscal 2020 compared with $2,616,000 in the prior year period. Gross profit margin was 46.2% compared with 47.4% for the prior year period.

The decline in gross profit margin for the second quarter and first half of fiscal 2020 reflects the change in product mix from primarily OEM ultrasonic nozzles and components, to larger, highly complex engineered machines with a higher average selling price, requiring an increase of outsourced components from our strategic partners. In addition, in the second quarter and first half of fiscal 2020, service department costs increased due to the current period’s increase in volume.

Operating Expenses:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2019	2018	$	%	2019	2018	$	%
Research and product development	$322,000	$320,000	2,000	1%	$659,000	$654,000	5,000	1%
Marketing and selling	799,000	697,000	102,000	15%	1,477,000	1,327,000	150,000	11%
General and administrative	334,000	314,000	20,000	6%	619,000	589,000	30,000	5%
Total Operating Expenses	$1,455,000	$1,331,000	124,000	9%	$2,755,000	$2,570,000	185,000	7%

Research and Product Development:

The minor increases in research and product development expense in the second quarter and the first half of fiscal 2020 were the result of increases in salaries and health insurance premiums. These increases were partially offset by decreased engineering materials and supplies and depreciation expense.

Marketing and Selling:

Higher marketing and selling costs for the second quarter of fiscal 2020 were related to increases in salaries, commissions, health insurance premiums and travel expense. These increases were partially offset by decreases in trade show expense and international distributor training expense.

Higher marketing and selling costs for the first half of fiscal 2020 were due to increased salaries, commissions, health insurance premiums, and trade show expense. These increases were partially offset by decreases in travel expense and international distributor training expense.

In the second quarter of fiscal 2020, we expended approximately $175,000 for commissions as compared with $101,000 for the prior year fiscal period, an increase of $75,000. In the first half of fiscal 2020, we expended approximately $276,000 for commissions as compared with $209,000 for the prior year fiscal period, an increase of $67,000. The increase in commission expense in both periods is due to the increase in revenue.

General and Administrative:

Higher general and administrative costs in the second quarter and first half of fiscal 2020 were the result of increases in health insurance premiums, corporate expense and stock-based compensation expense. These increases were partially offset by lower professional fees, bank fees and other miscellaneous expenses.

Health Insurance Premiums:

The Company’s health insurance program requires employee contributions. In the second quarter of fiscal 2020, the Company’s net health insurance expense was approximately $91,000 as compared with $73,000 for the prior year fiscal period, an increase of $18,000 or 25%. In the first half of fiscal 2020, the Company’s net health insurance expense was approximately $191,000 as compared with $146,000 for the prior year fiscal period, an increase of $45,000 or 31%.

Operating Income:

Our operating income increased $78,000, to $92,000 in the second quarter of fiscal 2020 compared with $14,000 for the prior year period. Growth in revenue and gross profit were key factors in the improvement of operating income in the second quarter of fiscal 2020. Operating margin for the quarter increased to 2.8% compared with 0.5% in the prior year period. We continue to invest in our marketing and selling activities in order to expand our future market opportunities.

For the first half of fiscal 2020, operating income increased $51,000, to $97,000 compared with $46,000 for the prior year period. Growth in revenue and gross profit were key factors in the improvement of operating income in the first half of fiscal 2020. Operating margin for the first half of fiscal 2020 increased to 1.6% compared with 0.8% in the prior year period. We continue to invest in our research and product development, marketing and selling activities as well as professional and other staffing to support our anticipated future market opportunities.

Interest Expense:

Interest expense of $9,000 in the second fiscal quarter of 2020 compared with $10,000 for the prior year period. Interest expense of $17,000 in the first half of 2020 compared with $21,000 for the prior year period.

Interest and Dividend Income:

Interest and dividend income decreased $11,000 to $26,000 in the second quarter of fiscal 2020 as compared with $37,000 for the second quarter of fiscal 2019. In the first half of fiscal 2020 interest and dividend income decreased $15,000 to $57,000 as compared with $72,000 for the first half of fiscal 2019. The decrease in interest and dividend income, in both periods, is due to the reallocation of our investments into US treasury securities.

Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities. At August 31, 2019, the majority of our holdings are rated at or above investment grade.

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

In the second quarter and the first half of fiscal 2019, net income and earnings per share reflect the actual deduction of $81,000 and $130,000, respectively, for the unrealized loss on our marketable securities.

For the second quarter and the first half of fiscal 2020, there was no unrealized gain or loss recorded for the Company’s marketable securities.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate.

For the second quarter of fiscal 2020, the Company’s rental revenue was $20,000, expenses were $13,000 and net revenue was $7,000. This compares with the second quarter of fiscal 2019 when rental revenue was $23,000, expenses were $14,000 and net revenue was $9,000.

For the first half of fiscal 2020, the Company’s rental revenue was $40,000, expenses were $28,000 and net revenue was $12,000. This compares with the first half of fiscal 2019 when rental revenue was $41,000, expenses were $30,000 and net revenue was $11,000.

Income Tax Expense:

We recorded income tax expense of $7,000 for the second quarter of fiscal 2020 and fiscal 2019.

We recorded income tax expense of $13,000 for the first half of fiscal 2020 compared with $25,000 for the first half of fiscal 2019.

Net Income:

Net income increased by $56,000 to $115,000 for the second quarter of fiscal 2020 compared with $59,000 for the prior year period.

Net income increased by $59,000 to $140,000 for the first half of fiscal 2020 compared with $81,000 for the prior year period.

Fiscal Year 2020 Outlook

We expect that all of our backlog of $4,175,000 as of August 31, 2019 to ship during the fiscal year ending February 29, 2020, supporting our expectation that current fiscal year sales will grow in the range of 15% to 25%. Furthermore, we expect that this increased sales volume will expand margins and drive stronger earnings. Part of our anticipated growth is due to a $1,650,000 order for a newly introduced Robotic Coating Platform. This new platform will allow us to pursue additional prospects for six-axis robotic coating which presents an opportunity for ongoing growth.

Liquidity and Capital Resources

Working Capital – Our working capital decreased $28,000 to $6,396,000 at August 31, 2019 from $6,424,000 at February 28, 2019. This slight decrease in working capital was mostly the result of purchases of equipment and repayment of long-term debt partially offset by the current period's net income and noncash charges.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2019 and February 28, 2019, our working capital included:

	August 31, 2019	February 28, 2019	Cash Increase (Decrease)
Cash and cash equivalents	$2,281,000	$3,144,000	$(863,000)
Marketable securities	3,418,000	2,366,000	1,052,000
Total	$5,699,000	$5,510,000	$189,000

The following table summarizes the accounts and the major reasons for the $189,000 increase in “Cash”:

	Impact on Cash	Reason
Accounts receivable decrease	$125,000	Cash receipts.
Inventories increase	(921,000)	Required to support backlog.
Prepaid expenses decrease	213,000	Previous deposits on inventory.
Equipment purchases	(319,000)	Equipment upgrade for productivity.
Customer deposits increase	435,000	Received for new orders.
Accounts payable increase	347,000	Timing of disbursements.
Repayment of long-term debt	(81,000)	Repayment of debt.
Other - net	390,000	Timing of disbursements and other miscellaneous items.
Net increase in cash	$189,000

Stockholders’ Equity – Stockholders’ Equity increased $183,000 from $8,585,000 at February 28, 2019 to $8,768,000 at August 31, 2019. The increase is a result of the current period’s net income of $140,000 and stock-based compensation expense of $44,000.

Operating Activities – Our operating activities generated $589,000 of cash in the first half of fiscal 2020 compared with using $308,000 in the first half of fiscal 2019. The increase in cash generated by operating activities was mostly the result of increased accounts payable and accrued expenses and customer deposits and a decrease in accounts receivable. These sources of cash were partially offset by increased inventories and a decrease in prepaid expenses directly related to inventory. Our accounts payable and accrued expenses increased $352,000 when compared to February 28, 2019.

Investing Activities – For the first half of fiscal 2020, we used $1,371,000 of cash in our investing activities compared with their providing $24,000 of cash for the first half of fiscal 2019. For the first halves of fiscal years 2020 and 2019, we used $319,000 and $160,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first half of 2020, we used $1,052,000 for the purchase of marketable securities and for the first half of 2019 our marketable securities provided $184,000.

Financing Activities – In the first halves of fiscal years 2020 and 2019, we used $81,000 and $77,000, respectively, for the repayment of our note payable.

Net (Decrease) in Cash – In the first half of fiscal 2020, our cash balance decreased by $863,000 as compared to a decrease of $361,000 in the first half of 2019. In the first half of fiscal 2020, our operating activities generated $589,000 of cash. In addition, we used $319,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, used $1,052,000 for the purchase of marketable securities and $81,000 for the repayment of our notes payable.

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

Although the Company's assets included $2,281,000 in cash and $3,418,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2019. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 15, 2019

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer