Form 10-Q
period 2019-11-30
SONO TEK CORP
filed 2020-01-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2019

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
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 14, 2020
Class
Common Stock, par value $.01 per share	15,323,831

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 3

Condensed Consolidated Balance Sheets – November 30, 2019 (Unaudited) and February 28, 2019	1

Condensed Consolidated Statements of Operations – Nine and Three Months Ended November 30, 2019 and 2018 (Unaudited)	2

Condensed Consolidated Statements of Stockholders Equity – Nine and Three Months Ended November 30, 2019 and 2018 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2019 and 2018 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5- 9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	10–16

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	17

Item 4 – Controls and Procedures	17

Part II - Other Information	18

Signatures and Certifications	19

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2019	February 28,
	(Unaudited)	2019
ASSETS

Current Assets:
Cash and cash equivalents	$2,279,506	$3,144,123
Marketable securities	3,739,935	2,365,706
Accounts receivable (less allowance of $46,000)	1,338,320	1,397,891
Inventories, net	2,978,780	1,658,016
Prepaid expenses and other current assets	193,552	395,005
Total current assets	10,530,093	8,960,741

Land	250,000	250,000
Buildings, net	1,673,275	1,731,547
Equipment, furnishings and building improvements, net	975,835	802,932
Intangible assets, net	110,453	122,941
Deferred tax asset	332,017	332,017

TOTAL ASSETS	$13,871,673	$12,200,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$919,455	$585,694
Accrued expenses	767,971	632,706
Customer deposits	1,953,826	1,149,558
Current maturities of long term debt	167,929	162,816
Income taxes payable	24,744	6,272
Total current liabilities	3,833,925	2,537,046

Deferred tax liability	370,757	370,757
Long term debt, less current maturities	581,065	707,715
Total liabilities	4,785,747	3,615,518

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,323,831 and 15,197,563 shares issued and outstanding, at November 30 and February 28, respectively	153,238	151,976
Additional paid-in capital	9,009,979	8,929,607
Accumulated deficit	(77,291)	(496,923)
Total stockholders’ equity	9,085,926	8,584,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,871,673	$12,200,178

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2019	2018	2019	2018

Net Sales	$9,840,536	$8,673,849	$3,672,286	$3,155,258
Cost of Goods Sold	5,191,929	4,761,919	1,875,606	1,858,970
Gross Profit	4,648,607	3,911,930	1,796,680	1,296,288

Operating Expenses
Research and product development costs	1,020,299	978,733	361,429	324,969
Marketing and selling expenses	2,326,115	1,979,365	849,419	652,664
General and administrative costs	935,693	857,832	316,218	268,632
Total Operating Expenses	4,282,107	3,815,930	1,527,066	1,246,265

Operating Income	366,500	96,000	269,614	50,023

Interest Expense	(25,465)	(30,501)	(8,000)	(9,684)
Interest and Dividend Income	77,496	104,686	20,513	33,164
Realized gain on sale of marketable securities	—	119,075	—	—
Net unrealized loss on marketable securities	—	(189,016)	—	(59,359)
Other income	24,404	28,196	7,527	8,681

Income Before Income Taxes	442,935	128,440	289,654	22,825

Income Tax Expense	23,303	27,627	10,000	2,566

Net Income	$419,632	$100,813	$279,654	$20,259

Basic Earnings Per Share	$0.03	$0.01	$0.02	$0.00

Diluted Earnings Per Share	$0.03	$0.01	$0.02	$0.00

Weighted Average Shares - Basic	15,291,968	15,078,933	15,306,008	15,164,440

Weighted Average Shares - Diluted	15,354,472	15,284,071	15,371,819	15,386,094

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018

Nine Months Ended November 30, 2019 and 2018

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$—	$(496,923)	$8,584,660
Cashless exercise of stock options	126,268	1,262	(1,262)			—
Stock based compensation expense			81,634			81,634
Net Income					419,632	419,632
Balance – November 30, 2019 (unaudited)	15,323,831	$153,238	$9,009,979	$—	$(77,291)	$9,085,926

Balance – February 28, 2018	14,986,367	$149,864	$8,901,171	$101,605	$(760,115)	$8,392,525
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01				(101,605)	101,605	—
Cashless exercise of stock options	205,358	2,054	(2,054)			—
Stock based compensation expense			22,777			22,777
Net income					100,813	100,813
Balance – November 30, 2018 (unaudited)	15,191,725	$151,918	$8,921,894	$—	$(557,697)	$8,516,115

Three Months Ended November 30, 2019 and 2018
	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – August 31, 2019 (unaudited)	15,301,613	$153,016	$8,972,394	$—	$(356,945)	$8,768,465
Cashless exercise of stock options	22,218	222	(222)			—
Stock based compensation expense			37,807			37,807
Net income					279,654	279,654
Balance – November 30, 2019 (unaudited)	15,323,831	$153,238	$9,009,979	$—	$(77,291)	$9,085,926

Balance – August 31, 2018 (unaudited)	15,155,560	$151,556	$8,915,873	$—	$(577,956)	$8,489,473
Cashless exercise of stock options	36,165	362	(362)			—
Stock based compensation expense			6,383			6,383
Net income					20,259	20,259
Balance – November 30, 2018 (unaudited)	15,191,725	$151,918	$8,921,894	$—	$(557,697)	$8,516,115

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Unaudited
	Nine Months Ended November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$419,632	$100,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	290,203	256,519
Stock based compensation expense	81,634	22,777
Inventory reserve	50,000	48,000
Unrealized loss on marketable securities	—	189,016
Decrease (Increase) in:
Accounts receivable	59,571	(388,538)
Inventories	(1,370,764)	(436,802)
Prepaid expenses and other current assets	201,453	(150,391)
(Decrease) Increase in:
Accounts payable and accrued expenses	469,026	(99,748)
Customer Deposits	804,268	620,303
Income taxes payable	18,472	(73,800)
Net Cash Provided by Operating Activities	1,023,495	88,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(392,346)	(486,711)
Sale (purchase) of marketable securities	(1,374,229)	125,534
Net Cash Used in Investing Activities	(1,766,575)	(361,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	(121,537)	(116,555)
Net Cash Used In Financing Activities	(121,537)	(116,555)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(864,617)	(389,583)

CASH AND CASH EQUIVALENTS
Beginning of period	3,144,123	2,016,464
End of period	$2,279,506	$1,626,881

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$25,465	$30,501
Income Taxes Paid	$4,831	$101,426

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED November 30, 2019 and 2018

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2019 and February 28, 2019, respectively:

	Quoted Prices in Active Markets
	(Level 1)
	November 30, 2019	February 28, 2019
Marketable Securities	$3,739,935	$2,365,706

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities of $3,739,935 and $2,365,706 that are considered to be highly liquid and easily tradeable as of November 30, 2019, and February 28, 2019, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $168,516 and $160,433 at November 30, 2019 and February 28, 2019, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

At November 30, 2019, the Company had received $1,954,000 in cash deposits, and had issued Letters of Credit in the amount of $659,000 to secure these cash deposits. The Company was utilizing $659,000 of its available credit line to collateralize these letters of credit. The Company’s inventory included approximately $707,000 directly related to servicing these customer contracts.

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2019	2019
Raw materials and subassemblies	$1,050,183	$873,483
Finished goods	598,218	571,640
Contracts in process inventory	706,582	—
Work in process	802,077	483,271
Total	3,157,060	1,928,394
Less: Allowance	(178,280)	(270,378)
Net inventories	$2,978,780	$1,658,016

NOTE 5: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of November 30, 2019, there were 546,667 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of November 30, 2019, there were 50,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

During the nine months ended November 30, 2019, 228,833 options were exercised on a cashless basis into 126,268 shares of common stock.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the three months ended November 30, 2019, the Company granted options to acquire 7,500 shares to employees exercisable at $2.10 and options for 100,000 shares to an officer with an exercise price of $2.65. The options granted to employees vest over three years and expire in ten years. The options granted to the officer vested upon grant and expire in ten years. All of the options granted by the Company during the three months ended November 30, 2019 had a combined weighted average grant date fair value of $0.32 per share.

During the nine months ended November 30, 2019, the Company granted options to acquire 17,500 shares to employees exercisable at prices ranging from $2.10 to $2.65, options to acquire 20,000 shares to the non-employee members of the board of directors with an exercise price of $2.65 and options for 200,000 shares to an officer and director exercisable at prices of ranging from $2.45 to $2.65. The options granted to employees and directors vest over three years and expire in ten years. The options granted to the officer vested upon grant and expire in ten years. All of the options granted by the Company during the nine months ended November 30, 2019 had a combined weighted average grant date fair value of $0.34 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Nine Months Ended November 30, 2019
Expected Life	1-8 years
Risk free interest rate	1.58% - 2.05%
Expected volatility	27.46% - 32.24%
Expected dividend yield	0%

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

For the three and nine months ended November 30, 2019 and 2018, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $38,000 and $7,000 in additional compensation expense during the three months ended November 30, 2019 and 2018, respectively. The impact of applying ASC 718 approximated $82,000 and $23,000 in additional compensation expense during the nine months ended November 30, 2019 and 2018, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 7: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at November 30, 2019 and 2018 are calculated as follows:

	Nine Months Ended		Three Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share	$419,632	$100,813	$279,654	$20,259

Denominator for basic earnings per share – weighted average	15,291,968	15,078,933	15,306,008	15,164,440

Effects of dilutive securities

Stock options for employees, directors and outside consultants	62,504	205,138	65,811	221,654

Denominator for diluted earnings per share	15,354,472	15,284,071	15,371,819	15,386,094

Basic earnings per share	$0.03	$0.01	$0.02	$0.00
Diluted earnings per share	$0.03	$0.01	$0.02	$0.00

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 28,
	2019	2019

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	$748,994	$870,531

Total long term debt	748,994	870,531
Due within one year	167,929	162,816
Due after one year	$581,065	$707,715

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 4.75% at November 30, 2019. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The line of credit is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of November 30, 2019, $659,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2020. As of November 30, 2019, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $841,000 as of November 30, 2019.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit disclosed in Note 9, the Company did not have any material commitments or contingencies as of November 30, 2019.

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products, including the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within forecasted range.

We undertake no obligation to update any forward-looking statement.

OVERVIEW

Founded in 1975, Sono-Tek Corporation designs and manufactures ultrasonic coating systems that apply precise, thin film coatings to a multitude of products for the microelectronics/electronics, alternative energy, medical and industrial markets, including specialized glass applications in construction and automotive. We also sell our products to emerging research and development and other markets. We have invested significant resources to enhance our market diversity. Using our core ultrasonic coating technology, we have increased our portfolio of products, the industries we serve, and the countries in which we sell our products.

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

We are a global business with approximately 65% of our sales generated from outside the United States in the first nine months of fiscal 2020. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives (“reps”). Of note, we have implemented demonstration labs in several areas of Asia and Europe, in addition to our headquarters lab in New York, that are used to train our distributors and reps. These labs are also valuable for demonstrating to prospective customers the capabilities of our equipment and enable us to develop custom solutions to meet their needs.

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

Third Quarter Fiscal 2020 Highlights (compared with the third quarter of fiscal 2019 unless otherwise noted) We refer to the three-month periods ended November 30, 2019 and 2018 as the third quarter of fiscal 2020 and fiscal 2019, respectively.

•	Net sales were $3,672,000, up 16% or $517,000, primarily driven by increased sales for widetrack integrated coating systems in the float glass market, and increased sales of our SonoBraze product for the manufacturing of heat exchangers and condensers.

•	Gross profit margin was 48.9% compared with 41.1%. Improvement is primarily due to a shift in sales to countries other than China, change in product mix, and increased sales volume of integrated coating systems and multi-axis coating systems.

•	Operating income increased to $270,000, compared with operating income of $50,000. Growth in revenue and gross profit improved operating income during the quarter.

•	Backlog on November 30, 2019 continues to be at record levels, up 78% to $5,402,000, compared with a backlog of $3,038,000 on February 28, 2019.

Nine Month Fiscal 2020 Highlights (compared with the first nine months of fiscal 2019 unless otherwise noted) We refer to the nine-month periods ended November 30, 2019 and 2018 as the first nine months of fiscal 2020 and fiscal 2019, respectively.

•	Net sales were $9,841,000, up 13% or $1,167,000, led by a large increase in sales to the semiconductor industry, increased sales of stent coating systems, and increased sales of float glass coating equipment.

•	Gross profit margin was 47.2% compared with 45.1%. Improvement is primarily due to a shift in sales to countries other than China, change in product mix, and increased sales volume of integrated coating systems and multi-axis coating systems.

•	Operating income increased to $367,000 compared with $96,000. Growth in revenue and gross profit were key factors in the improvement of operating income during the quarter.

RESULTS OF OPERATIONS

Sales

Product Sales:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2019	2018	$	%		2019	2018	$	%
Fluxing Systems	$261,000	$281,000	(20,000)	(7%	)	$863,000	$854,000	9,000	1%
Integrated Coating Systems	628,000	286,000	342,000	120%		1,438,000	917,000	521,000	57%
Multi-Axis Coating Systems	1,631,000	1,681,000	(50,000)	(3%	)	4,519,000	3,813,000	706,000	19%
OEM Systems	400,000	402,000	(2,000)	—		965,000	1,380,000	(415,000)	(30%	)
Other	752,000	505,000	247,000	49%		2,056,000	1,710,000	346,000	20%
TOTAL	$3,672,000	$3,155,000	517,000	16%		$9,841,000	$8,674,000	1,167,000	13%

Sales growth was driven by demand for our more complex, highly-engineered and higher value multi-axis and integrated coating machines, primarily for the Electronics/Microelectronics and Medical markets in the first nine months of fiscal 2020. This equipment’s average selling price can range from $100 thousand to over $300 thousand per unit and is typically ordered in one-or two-unit volumes. Growth in these product categories more than offset the decline in OEM Systems, greatly influenced by our strategy to offer customers full coating solutions at higher price points compared to smaller revenue OEM packages.

Market Sales:

	Three Months Ended					Nine Months Ended
	November 30,		Change			November 30,		Change
	2019	2018	$	%		2019	2018	$	%
Electronics/Microelectronics	$1,104,000	$1,034,000	70,000	7%		$4,017,000	$3,048,000	969,000	32%
Medical	1,083,000	644,000	439,000	68%		2,875,000	2,726,000	149,000	5%
Alternative Energy	917,000	1,061,000	(144,000)	(14%	)	1,527,000	1,562,000	(35,000)	(2%	)
Emerging R&D and Other	252,000	289,000	(37,000)	(13%	)	937,000	974,000	(37,000)	(4%	)
Industrial	316,000	127,000	189,000	148%		485,000	364,000	121,000	33%
TOTAL	$3,672,000	$3,155,000	517,000	16%		$9,841,000	$8,674,000	1,167,000	13%

Customer use of our application process development laboratories, located throughout the world, continue to reach record levels in the first nine months of fiscal 2020, which we believe demonstrates the success of our strategy to provide excellent application engineering expertise as well as paid coating services to prospects and customers to validate the capabilities of our coating technologies for their uses. These service-based customers are guided by our applications engineering team, to develop successful coating processes for their unique needs. Upon achieving coating results that meet the application requirements, the customer's next step is typically to purchase the newly defined coating solution. We believe a high percentage of prospects and customers that use our lab services to develop their products results in sales of our ultrasonic coating solutions.

We experienced a significant increase in the Electronics/Microelectronics market, primarily as a result of sales to the semiconductor market. Sono-Tek continues to make significant investment in both personnel and equipment for focused application engineering expertise in this area.

The medical market showed an increase in the first nine months of fiscal 2020 which was primarily influenced by strong sales of our equipment to be used for stent coating.

Geographic Sales:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2019	2018	$	%	2019	2018	$	%
U.S. & Canada	$1,278,000	$1,211,000	67,000	6%	$3,440,000	$3,283,000	157,000	5%
Asia Pacific (APAC)	1,372,000	1,368,000	4,000	—	2,712,000	2,744,000	(32,000)	(1%	)
Europe, Middle East, Asia (EMEA)	737,000	440,000	297,000	68%	2,249,000	1,990,000	259,000	13%
Latin America	285,000	136,000	149,000	110%	1,440,000	657,000	783,000	119%
TOTAL	$3,672,000	$3,155,000	517,000	16%	$9,841,000	$8,674,000	1,167,000	13%

In both the third quarter and first nine months of fiscal 2020, approximately 65% of sales originated outside of the United States and Canada compared with 62% in the prior-year fiscal periods. The strong increase in sales to Latin America was primarily the result of a significant custom designed multi-axis medical device coating system, and a steady increase of fluxing systems sold into Mexico.

Gross Profit:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2019	2018	$	%	2019	2018	$	%
Net Sales	$3,672,000	$3,155,000	$517,000	16%	$9,841,000	$8,674,000	$1,167,000	13%
Cost of Goods Sold	1,875,000	1,859,000	16,000	1%	5,192,000	4,762,000	430,000	9%
Gross Profit	$1,797,000	$1,296,000	$501,000	39%	$4,649,000	$3,912,000	$737,000	19%

Gross Profit %	48.9%	41.1%			47.2%	45.1%

Gross profit increased $501,000, or 39%, to $1,797,000 for the third quarter of fiscal 2020 compared with $1,296,000 in the prior year period. Gross profit margin was 48.9% in the third quarter of fiscal 2020, compared with 41.1% in the prior year period.

Gross profit increased $737,000, or 19%, to $4,649,000 for the first nine months of fiscal 2020 compared with $3,912,000 in the prior year period. Gross profit margin was 47.2% for the first nine months of fiscal 2020, compared with 45.1% in the prior year period.

The improvement in gross profit margin for the third quarter and the first nine months of fiscal 2020, is partially due to a shift in sales to countries other than China. In the prior fiscal year, our gross profit margin was negatively impacted as a result of our pricing strategy to establish a foothold in the fuel cell market in China. In addition, the shift of sales away from China, has reduced the deep discounts required to sell in China and the avoidance of tariffs which have had a negative impact on our margins.

In addition, in the third quarter and first nine months of fiscal 2020, our gross profit margins were partially improved due to increased sales of our widetrack systems and medicoat stent coating equipment, both of these product lines traditionally have had higher profit margins compared to our other products.

Operating Expenses:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2019	2018	$	%	2019	2018	$	%
Research and product development	$362,000	$325,000	37,000	11%	$1,020,000	$979,000	41,000	4%
Marketing and selling	849,000	653,000	196,000	30%	2,326,000	1,979,000	347,000	18%
General and administrative	316,000	268,000	48,000	18%	936,000	858,000	78,000	9%
Total Operating Expenses	$1,527,000	$1,246,000	$281,000	23%	$4,282,000	$3,816,000	$466,000	12%

Research and Product Development:

For the third quarter of fiscal 2020, research and product development costs increased primarily due to an increase in research and development materials.

For the first nine months of fiscal 2020, research and product development costs increased $41,000 as a result of higher salary expense and related health insurance costs from the addition of personnel and increased research and development materials expense. These expenses were partially offset by decreases in depreciation and travel expense.

Marketing and Selling:

Higher marketing and selling costs for the third quarter of fiscal 2020 were the result of increases in salaries and related health insurance premiums, international commission expense and trade show expense.

Higher marketing and selling costs for the first nine months of fiscal 2020 were due to increased salaries, health insurance premiums and trade show expense. These increases were partially offset by decreases in travel expense and international distributor training expense.

In the third quarter of fiscal 2020, we expended approximately $229,000 for commissions as compared with $116,000 for the prior year fiscal period, an increase of $113,000. For the first nine months of fiscal 2020, we expended approximately $505,000 for commissions as compared with $325,000 for the prior year fiscal period, an increase of $180,000. The increase in commission expense, in both periods, is primarily the result of an increase in international sales being generated by our external distributors. Our external distributors are commissioned at a higher rate than our in house sales team.

General and Administrative:

Higher general and administrative costs in the third quarter and the first nine months of fiscal 2020 were the result of increases in health insurance premiums, corporate expense and stock-based compensation expense. These increases were partially offset by lower professional fees, supplies and other miscellaneous expenses.

Health Insurance Premiums:

The Company’s health insurance program requires employee contributions. In the third quarter of fiscal 2020, the Company’s net health insurance expense was approximately $94,000 as compared with $88,000 for the prior year fiscal period, an increase of $6,000 or 7%.

For the first nine months of fiscal 2020, the Company’s net health insurance expense was approximately $285,000 as compared with $234,000 for the prior year fiscal period, an increase of $51,000 or 22%. The increase in health insurance expense for the first nine months of fiscal 2020 is primarily attributable to the timing of the Company’s insurance program renewal and eligible employee enrollment.

Operating Income:

Our operating income increased $220,000, to $270,000 in the third quarter of fiscal 2020, compared with $50,000 for the prior year period. Growth in revenue and gross profit were key factors in the improvement of operating income in the third quarter of fiscal 2020. Operating margin for the quarter increased to 7.4% compared with 1.6% in the prior year period.

For the first nine months of fiscal 2020, operating income increased $271,000, to $367,000 compared with $96,000 in the prior year period. Growth in revenue and related growth in gross profit were key factors in the improvement of operating income in the first nine months of fiscal 2020. Operating margin for the first nine months of fiscal 2020 increased to 3.7% compared with 1.1% in the prior year period. We continue to invest in research and product development, as well as marketing and selling activities as well as professional and other staffing to support our anticipated future market opportunities.

Interest Expense:

Interest expense was $8,000 in the third fiscal quarter of 2020 compared with $10,000 for the prior-year period. For the first nine months of fiscal 2020, interest expense was $25,000 compared with $31,000 for the prior year period. Interest expense is directly related to the mortgage on our industrial park.

Interest and Dividend Income:

Interest and dividend income decreased $12,000 to $21,000 in the third quarter of fiscal 2020 as compared with $33,000 for the prior year period. For the first nine months of fiscal 2020, interest and dividend income decreased $28,000 to $77,000 as compared with $105,000 in the prior year period. The decrease in interest and dividend income, in both periods, is due to the reallocation of our investments into US Treasury securities and certificates of deposit.

Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities, certificates of deposit and mutual funds. At November 30, 2019, the majority of our holdings are rated at or above investment grade.

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

In the third quarter and the first nine months of fiscal 2019, net income and earnings per share reflect the actual deduction of $59,000 and $189,000, respectively, for the unrealized loss on our marketable securities.

In the third quarter and the first nine months of fiscal 2020, there was no unrealized gain or loss recorded for the Company’s marketable securities. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities, certificates of deposit and mutual funds. Unrealized gains or losses, if any, are considered to be immaterial.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate.

For the third quarter of fiscal 2020, the Company’s rental revenue was $20,000, expenses were $13,000 and net revenue was $7,000. This compares with the third quarter of fiscal 2019 when rental revenue was $22,000, expenses were $13,000 and net revenue was $9,000.

For the first nine months of fiscal 2020, the Company’s rental revenue was $60,000, expenses were $41,000 and net revenue was $19,000. This compares with the first nine months of fiscal 2019 when rental revenue was $63,000, expenses were $43,000 and net revenue was $20,000.

Income Tax Expense:

We recorded income tax expense of $10,000 for the third quarter of fiscal 2020 compared with $3,000 for the prior year period.

We recorded income tax expense of $23,000 for the first nine months of fiscal 2020 compared with $28,000 for the prior year period.

Net Income:

Net income increased by $260,000 to $280,000 for the third quarter of fiscal 2020 compared with $20,000 for the prior fiscal period.

Net income increased by $319,000 to $420,000 for the first nine months of fiscal 2020 compared with $101,000 for the prior year period.

Fiscal Year 2020 Outlook

We expect that a significant portion of our backlog of $5,402,000, as of November 30, 2019, will ship during the fiscal year ending February 29, 2020. However, shipments are dependent upon customer acceptance test schedules for some of our more complex and customized equipment orders. Based on our existing backlog, we expect that our current fiscal year sales will grow in the range of 15% to 25%. Furthermore, we expect that this increased sales volume will expand margins and drive stronger earnings. Part of our anticipated growth is due to a $1,650,000 order for one of Sono-Tek’s newly developed Robotic Coating Platforms called OMNIbot. OMNIbot is a product line that will allow us to pursue additional prospects for customers’ six-axis robotic coating needs, which presents an opportunity for additional growth.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital – Our working capital increased $272,000 to $6,696,000 at November 30, 2019 from $6,424,000 at February 28, 2019. The increase in working capital was mostly the result of the current period's net income and noncash charges partially offset by purchases of equipment and repayment of long-term debt.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2019 and February 28, 2019, our working capital included:

	November 30, 2019	February 28, 2019	Cash (Decrease) Increase
Cash and cash equivalents	$2,279,000	$3,144,000	($865,000)
Marketable securities	3,740,000	2,366,000	1,374,000
Total	$6,019,000	$5,510,000	$509,000

The following table summarizes the accounts and the major reasons for the $509,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$841,000	To reconcile increase in cash.
Accounts receivable decrease	60,000	Cash receipts.
Inventories increase	(1,370,000)	Required to support backlog.
Prepaid expense decrease	201,000	Previous deposits on inventory.
Equipment purchases	(392,000)	Equipment upgrade for productivity.
Customer deposits increase	804,000	Received for new orders.
Accounts payable increase	469,000	Timing of disbursements.
Repayment of long-term debt	(122,000)	Repayment of debt.
Taxes payable increase	18,000	Timing of disbursements.
Net increase in cash	$509,000

Stockholders’ Equity – Stockholder’s Equity increased $501,000 to $9,086,000 at November 30, 2019, from $8,585,000 at February 28, 2019. The increase was a result of the current period’s net income of $420,000 and stock-based compensation expense of $81,000.

Operating Activities – We generated $1,023,000 of cash in our operating activities in the first nine months of fiscal 2020 compared with $88,000 in the first nine months of fiscal 2019. The increase in cash generated by operating activities was mostly the result of increased accounts payable, accrued expenses, customer deposits and a decrease in accounts receivable. These sources of cash were partially offset by increased inventories and a decrease in prepaid expenses directly related to inventory.

Investing Activities – For the first nine months of fiscal 2020, cash used by investing activities was $1,766,000 compared with using $361,000 of cash for the first nine months of fiscal 2019. For the first nine months of fiscal years 2020 and 2019, we used $392,000 and $487,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first nine months of fiscal 2020, we used $1,374,000 for the purchase of marketable securities and for the first nine months of fiscal 2019 we received $126,000 from the sale of marketable securities.

Financing Activities – In the first nine months of fiscal years 2020 and 2019, we used $122,000 and $117,000 in cash, respectively, for the repayment of our note payable.

Net (Decrease) in Cash and Cash Equivalents – In the first nine months of fiscal 2020 our cash balance decreased by $865,000 compared with a decrease of $390,000 in the first nine months of fiscal 2019. In the first nine months of fiscal 2020, our operating activities generated $1,023,000 of cash. In addition, we used $392,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, used $1,374,000 for the purchase of marketable securities and used $122,000 for the repayment of our note payable.

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

Although the Company's assets included $2,279,000 in cash and $3,740,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2019. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: January 14, 2020

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer