Form 10-K
period 2020-02-29
SONO TEK CORP
filed 2020-05-29
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 29, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

As of August 31, 2019 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $34,875,354 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $2.65.

The Registrant had 15,422,985 shares of Common Stock outstanding as of May 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1	BUSINESS

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) is the world leader in the design and manufacture of ultrasonic coating systems for applying precise, thin film coatings to protect, strengthen, smooth or create surfaces on parts and components for the microelectronics/electronics, alternative energy, medical, industrial and emerging research & development/other markets. We design and manufacture custom-engineered ultrasonic coating system solutions and also provide smaller sub-systems containing our patented nozzles and generators for manufacturers to incorporate into their own equipment.

Our ultrasonic nozzle systems use high frequency ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing microscopic layers of protective and other useful materials over a wide variety of surfaces, including glass and metals. Our equipment solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions. We serve a variety of industries and applications and have a broad base of customers. Our largest customer accounted for 12% of revenue in fiscal 2020.

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

We were founded by the inventor of the ultrasonic nozzle, Dr. Harvey Berger, and incorporated in New York on March 21, 1975. We became a public company in 1987 and our stock is traded on the OTCQX U.S. tier of the OTC exchange under the ticker symbol “SOTK”. Our corporate offices are located in Milton, New York where our production facilities are co-located. We also have a sales and service office in Singapore and an application process development laboratory in Guangzhou, China. We are ISO 9001 qualified since registering in September 1998 and have been recertified annually since then.

Our fiscal year ends on February 29. We refer to the fiscal year ended February 29, 2020 as “fiscal 2020” and use similar protocol for previous fiscal years.

Our Products, Markets and Customers

Our products are used in a wide range of applications. We provide our customers a broad offering of ultrasonic spray coating equipment solutions custom suited for their requirements and we continually expand our offerings to address new applications. Our products include fully-integrated Multi-Axis Coating Systems, Integrated Coating Systems, Fluxing Systems, OEM Systems and other related systems. We invest heavily in research and development to continually bring to market new solutions for our customers, to increase our market share and to solve high value problems in manufacturing.

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

We target the following markets where our product quality and consistency and application knowledge are valued by our customers:

•	Micro-Electronics/Electronics:

o	Printed circuit boards: Ultrasonic flux application removes oxidation and is more efficient than standard, historic processes.

o	Semiconductors: Applications of micron-thin photo-resist layers onto complex wafers.

o	Sensors: Application of chemical, biological or other detection coatings as well as physical photoelectric elements for conversion of input and output signals.

o	Display/panel glass on personal electronic devices: for sensitivity to temperature, imprint, pressure and for physical protection.

•	Medical: Our systems are used in this industry to apply micron layers of polymers and drugs; biomedical materials and anti-coagulants.

o	Implanted medical devices such as:

▪	Stents and balloons

▪	Artificial joints

o	Blood collection tubes

o	Diagnostic devices

o	Bandages/protective wraps

o	Lenses

•	Industrial

o	Flat (“float”) glass used for windows in buildings and vehicles

o	Textiles: high performance value adding coatings such as anti-microbial, anti-stain, flame retardant and moisture barriers

o	Food packaging and food safety: anti-microbial coatings

o	Food: coatings of flavors, ingredients and other additives

•	Alternative Energy: Our systems provide coatings of chemicals and other materials that act as catalysts, barriers, symbiosis or other interactions between surfaces.

o	Fuel cells

o	Solar cells

•	Emerging Research and Development / Other Markets

o	Research and development efforts at universities, research institutions and government agencies that are not part of our already established markets

o	A variety of other small industries using our coating technology, that have not yet matured into a developed marketplace for our ultrasonic coating machines

Our principal customers include original equipment manufacturers, distributors and end users of our products in the industries that we serve.

Our products are sold primarily through our direct sales personnel, select independent distributors and through sales representatives around the world that are trained on our technologies and products. Our distributors are typically experts in their industries and recognize the significant value our technology provides their customers. We provide extensive training and on-site support with our direct sales force and application engineers, who also respond to leads generated by our web site and the trade shows in which we participate. To grow sales, we continue to strengthen our laboratory and applications engineering personnel; and support our worldwide process development labs with additional ultrasonic coating equipment, in conjunction with sponsoring various technical training seminars for our distribution network.

We also provide application consulting services enabling our customers to rely on our surface coating expertise and specific customer process optimization. We offer these services both in our application process development laboratory and at our customers’ sites where we can assist in the design and development of customized coating systems.

We are a global business and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2020, 71% of our sales were from outside the U.S. and Canada.

Our Strengths

From our core strengths and capabilities we:

•	Have built a strong reputation in the industry based on our ability to solve our customers’ complex problems and provide custom engineered, value-added solutions.

•	Are renowned for our product quality, customer service and responsiveness and critical thinking that enables a strong problem-solving culture throughout our organization.

•	Have expanded our ability to provide coating services for low to mid-volume demand to support our customers’ product development and testing.

•	Are continually developing new technologies and solutions to address an ever-changing marketplace.

Our Strategy

Our strategy is to further advance the use of ultrasonic coating technologies for the microscopic coating of surfaces in a broader array of applications which enable better outcomes for our customers’ products and processes. We believe product superiority is imperative and that it is attained through the extensive experience that we have in the coatings industry, our proprietary manufacturing know-how and skills, and our unique work force we have built over the years.

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

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2020 and fiscal 2019, we spent $1,428,000 and $1,325,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 9.3% and 11.4% in fiscal 2020 and 2019, respectively.

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

Information Regarding Sales Outside the United States and Canada

During fiscal 2020 and fiscal 2019, sales to customers outside the U.S. and Canada accounted for approximately $10,849,000, or 71% of total revenue, and $7,560,000, or 65% of total revenue, respectively.

Employees

As of February 29, 2020, we employed 68 full-time and 8 part-time employees. We believe that relations with our employees are generally good.

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

We own an industrial park located in Milton, New York that is subject to a ten-year mortgage, of which four years remain. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize 37,000 square feet or 74% of the park for our operations. We believe our facilities will be adequate for the foreseeable future and the ownership of the industrial park provides us opportunity to expand as we grow.

Approximately 13,000 square feet of the park is leased or available for lease to unrelated third parties at any given time.

ITEM 3	LEGAL PROCEEDINGS – None

ITEM 4	MINE SAFETY DISCLOSURES – Not Applicable

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the OTCQX U.S. tier of the OTC exchange under the ticker symbol “SOTK”. Quotations of our common stock price reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of May 29, 2020, there were approximately 800 beneficial shareholders of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6	SELECTED FINANCIAL DATA – Not Required for Smaller Reporting Companies.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue, and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted.

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

We are a global business with approximately 71% of our sales generated from outside the United States and Canada. Our direct sales team and our distributor and sales representative network is located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

Over the last decade, we have shifted our business from primarily selling our ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems to original equipment manufacturers (“OEMs”). This strategy has resulted in significant growth of our average unit selling price; with our larger machines often selling for over $300,000 and system prices sometimes reaching over $1,000,000. As a result of this transition, we have broadened our addressable market and we believe that we can grow sales on a larger scale. We expect that we will experience wide variations in both order flow and shipments from quarter to quarter.

Highlights

Highlights for fiscal 2020 include:

•	Net sales for fiscal 2020 were $15,355,000, up 32% compared with $11,610,000 for fiscal 2019. This substantial increase was driven by three large orders for complex highly customized equipment.

•	Gross profit and operating margins for fiscal 2020 increased to 47.6% and 7.3%, respectively, from 45.2% and 0.71%, respectively, for fiscal 2019. Higher gross profit margin primarily reflects the impact from the sale of three large orders of complex highly customized equipment.

•	Basic Earnings and Diluted Earnings per share increased 600% to $0.07 in fiscal 2020 compared with $0.01, for fiscal 2019.

•	Backlog on February 29, 2020 was $3,517,000, up 16% from backlog of $3,038,000 on February 28, 2019. Backlog growth resulted from our ongoing strategy to expand the Sono-Tek product line and markets we serve, by providing larger highly automated, complex ultrasonic coating solutions.

•	Cash and cash equivalents and short-term investments at February 29, 2020 were $7,879,000 compared with $5,510,000 as of February 28, 2019, an increase of $2,369,000. Operating activities generated cash of $3,254,000 in fiscal 2020. Capital expenditures in fiscal 2020 were $722,000.

•	We have a strong balance sheet with debt accounting for approximately 7% of total capitalization. We believe that provides us with the financial flexibility to pursue our business strategy for growth.

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

We are a geographically diverse company with a presence directly and through distributors and trade representatives, in the United States and Canada , EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2020, approximately 71% of sales originated outside of the United States and Canada. We established an infrastructure to drive our geographic diversity including a newly equipped, application process development laboratory in APAC, a strengthened sales organization of application engineers, expanded talent on our engineering team, the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

We believe that the new products we have introduced, the new markets we have penetrated, and the regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Results of Operations

Sales and Gross Profit:

	Fiscal Year Ended
	February 29,	February 28,	Change
	2020	2019	$	%
Net Sales	$15,355,000	$11,610,000	$3,745,000	32%
Cost of Goods Sold	8,041,000	6,361,000	1,680,000	26%
Gross Profit	$7,313,000	$5,249,000	$2,064,000	39%

Gross Profit %	47.6%	45.2%

Through the introduction of several new high value machine offerings, we have increased our fixed costs relative to our variable costs which has allowed us to create greater operating leverage and income potential. This transition of our cost structure in combination with our continued investment in application engineering capabilities, drove sales up 32% to $15,355,000, compared with the prior fiscal year. Gross profit increased by 240 basis points, reaching 47.6% for fiscal 2020, compared to 45.2% for FY2019. The improvement in gross profit was primarily impacted by a shift of sales to less price sensitive advanced technology markets, requiring a higher level of coating process related expertise provided from our applications engineers and laboratories. Our capability to provide this full system solution approach, brings increased value to the customer and allows this value to be reflected with increased margins.

In fiscal 2020, our sales include approximately $3,492,000 for orders that were delivered to two customers.

Product Sales:

	Twelve Months Ended
	February 29,	% of	February 28,	% of	Change
	2020	total	2019	total	$	%
Fluxing Systems	$906,000	6%	$1,176,000	10%	$(270,000)	(23%	)
Integrated Coating Systems	3,599,000	23%	1,449,000	13%	2,150,000	148%
Multi-Axis Coating Systems	6,866,000	45%	4,906,000	42%	1,960,000	40%
OEM Systems	1,384,000	9%	1,891,000	16%	(507,000)	(27%	)
Other	2,600,000	17%	2,188,000	19%	412,000	19%
TOTAL	$15,355,000		$11,610,000		$3,745,000	32%

Sales growth was driven by demand for more complex, highly engineered and higher value machinery, combined with application specific knowledge. Multi-Axis Coating systems grew by 40%, primarily due to a sale of our new 6-axis robotic platform. Integrated Coating Systems grew 148% due to several sales of a new custom designed multi-nozzle system sold to the electronics industry.

Market Sales:

	Twelve Months Ended
	February 29,	% of	February 28,	% of	Change
	2020	total	2019	total	$	%
Electronics/Microelectronics	$8,486,000	55%	$4,328,000	37%	$4,158,000	96%
Medical	3,476,000	23%	3,173,000	28%	303,000	10%
Alternative Energy	1,923,000	12%	2,111,000	18%	(188,000)	(9%	)
Emerging R&D and Other	1,018,000	7%	1,295,000	11%	(277,000)	(21%	)
Industrial	452,000	3%	703,000	6%	(251,000)	(36%	)
TOTAL	$15,355,000		$11,610,000		$3,745,000	32%

Use of our application process development laboratory by customers continued to reach record levels in FY2020, which we believe demonstrates the success of our strategy to provide excellent application engineering expertise as well as paid coating services to prospects and customers to validate the capabilities of our coating technologies for their uses. These service-based customers are guided by our applications engineering team, to develop successful coating processes for their unique needs. Upon achieving coating results that meet the application requirements, the customer's next step is typically to purchase the newly defined coating solution. We believe a high percentage of prospects and customers that use our lab services to develop their products results in sales of our ultrasonic coating solutions.

Our sales to the Electronics/Microelectronics market showed significant growth in FY2020, reaching $8,486,000; a 96% increase compared to FY2019. The near doubling increase was the successful result of our focused plan to expand our product line with higher value, higher revenue machines. Our sales to the Medical market grew 10% in FY2020 compared to FY2019, which were driven by strong demand for our stent coating systems. Our sales to the Alternative Energy market showed a small decline of 9% in FY2020, due to lower than expected sales of our fuel cell systems in China. Our sales to the Emerging R&D and Industrial markets decreased 21% and 36% respectively, due to decreased sales of our float glass coating systems, and decreased sales in food applications, which is a typical due to variations in demand and applications from period to period.

Geographic Sales:

	Twelve Months Ended
	February 29,	February 28,	Change
	2020	2019	$	%
U.S. & Canada	$4,506,000	$4,050,000	$456,000	11%
Asia Pacific (APAC)	4,817,000	3,659,000	1,158,000	32%
Europe, Middle East, Asia (EMEA)	4,512,000	2,729,000	1,783,000	65%
Latin America	1,520,000	1,172,000	348,000	30%
TOTAL	$15,355,000	$11,610,000	$3,745,000	32%

In fiscal 2020, approximately 71% of sales originated outside of the United States and Canada. This compares with 65% in fiscal 2019. Sales to APAC and EMEA grew substantially, primarily from China and Germany in the Electronics / Microelectronics markets.

Operating Expenses:

	Twelve Months Ended
	February 29,	February 28,	Change
	2020	2019	$	%
Research and product development	$1,428,000	$1,325,000	$103,000	8%
Marketing and selling	3,403,000	2,686,000	717,000	27%
General and administrative	1,367,000	1,155,000	212,000	18%
Total Operating Expenses	$6,198,000	$5,166,000	$1,032,000	20%

Research and Product Development:

Research and product development costs increased $103,000 to $1,428,000 for fiscal 2020 as compared with $1,325,000 for the prior fiscal year. Higher research and product development costs for fiscal 2020 were due to increased engineering salaries and health insurance premiums.

Marketing and Selling:

Marketing and selling costs increased $717,000 to $3,403,000 for fiscal 2020 as compared with $2,686,000 for the prior fiscal year. Higher marketing and selling costs for fiscal 2020 were due to increased salaries related to the addition of new technical sales personnel and related health insurance premiums, international commission expense and trade show expense. These increases were partially offset by decreases in travel expense and international distributor training expense.

During fiscal 2020, we expended approximately $865,000 for commissions as compared with $457,000 for the prior fiscal year, an increase of $408,000. The increase in commission expense is primarily the result of an increase in the proportion of our international sales generated by our external distributors which are commissioned at a higher rate than our in-house sales team.

During fiscal 2020, we expended approximately $297,000 for advertising and trade show expense compared with $247,000 for the prior fiscal year, an increase of $50,000.

General and Administrative:

General and Administrative costs increased $212,000 to $1,367,000 for fiscal 2020 as compared with $1,155,000 for the prior fiscal year. Higher general and administrative costs for fiscal 2020 were due to increased health insurance premiums, increased corporate insurance premiums, corporate expenses and stock-based compensation expense. These increases were partially offset by lower professional fees.

In fiscal 2020, we accrued approximately $97,000 for potential Covid-19 sick time. This accrual has been recorded in General and Administrative expense.

Health Insurance Premiums:

The Company’s health insurance program requires employee contributions. The Company’s net health insurance expense increased $59,000 to $383,000 for fiscal 2020 as compared with $324,000 for the prior fiscal year. The increase in health insurance expense is due to the Company’s annual insurance program renewal and eligible employee enrollment.

Operating Income:

Operating income increased $1,033,000, to $1,115,000 in fiscal 2020 compared with $82,000 for the prior fiscal year. Growth in revenue and gross profit were key factors in the improvement of operating income in fiscal 2020. Operating margin for fiscal 2020 increased to 7.3% compared with 0.71% in the prior fiscal year. As a percentage of net sales, operating expenses were down 400 basis points to 40.4% in fiscal 2020 compared with 44.5% in fiscal 2019.

Interest Expense:

Interest expense decreased to $33,000 for fiscal 2020 as compared with $40,000 for the prior fiscal year. Interest expense is directly related to the mortgage on our industrial park.

Interest and Dividend Income:

Interest and dividend income decreased $35,000 to $102,000 for fiscal 2020 as compared with $137,000 for the prior fiscal year. The decrease in interest and dividend income is due to the reallocation of our investments into US Treasury securities and certificates of deposit. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities, certificates of deposit and mutual funds. At February 29, 2020, the majority of our holdings are rated at or above investment grade.

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

In fiscal 2019, net income and earnings per share each reflect the actual deduction of $100,000, for the unrealized loss on our marketable securities.

In fiscal 2020, there was no unrealized gain or loss recorded for the Company’s marketable securities. Unrealized gains or losses, if any, are considered to be immaterial.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate. For fiscal 2020, the Company’s rental revenue was $85,000, expenses were $56,000 and the net profit was $29,000.

For fiscal 2019, the Company’s rental revenue was $84,000, expenses were $61,000 and the net profit was $23,000.

Income Tax Expense:

We recorded income tax expense of $106,000 for fiscal 2020 compared with $20,000 for the prior fiscal year. The details of the current year’s tax expense are explained in Note 11 in our financial statements.

Net Income:

Net income increased by $945,000 to $1,107,000 for fiscal 2020 compared with $162,000 for the prior fiscal year. The increase reflects an increase in gross profit of $2,064,000 offset by an increase in operating expenses of $1,032,000 and an increase in income tax expense of $86,000.

For fiscal 2020 and 2019, we do not believe that our sales revenue or net income has been affected by the impact of inflation or changing prices.

Impact of Covid 19

In December 2019, the novel coronavirus (“COVID-19”) outbreak occurred in China and has since spread to other parts of the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world. These actions include quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.

In response to the pandemic and these actions, we began implementing changes in our business in March 2020 to protect our employees and customers:

•	We implemented social distancing and other health and safety protocols.
•	We have flexed the workforce in our manufacturing operations based on business needs, including the addition of a second shift and the implementation of remote, alternative and flexible work arrangements.
•	We have enhanced cleaning and sanitary procedures.
•	We temporarily eliminated domestic and international travel.
•	We restricted access to our facilities to only employees and essential non-employees with strict protocols.

While all of these measures have been necessary and appropriate, they may result in additional costs and may adversely impact our business and financial performance. As our response to the pandemic evolves, we may incur additional costs and will potentially experience adverse impacts to our business, each of which may be significant. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including, but not limited to, cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions. We may experience, decreases in demand and customer orders for our products in all sales channels, as well as temporary disruptions and closures of our facilities due to decreased demand and government mandates.

COVID-19 has also impacted various aspects of the supply chain as our suppliers experience similar business disruptions due to operating restrictions from government mandates. We continue to monitor procurement of raw materials and components used in the  manufacturing, distribution and sale of our products, but continued disruptions in the supply chain due to COVID-19 may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain.

We have implemented plans to reduce spending in certain areas of our business, including reductions or delays in capital expenditures, reduced trade show participation costs, reduced travel expenditures and may need to take additional actions to reduce spending in the future.

We are closely monitoring and assessing the impact of the pandemic on our business. The extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

Given the inherent uncertainty surrounding COVID-19, we expect the pandemic may continue to have an adverse impact on our business in the near term. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, and financial condition.

Liquidity and Capital Resources

Working Capital – Our working capital increased $749,000 to $7,173,000 at February 29, 2020 from $6,424,000 at February 28, 2019. The increase in working capital was mostly the result of the current period’s net income and non-cash charges partially offset by purchases of equipment and repayment of long-term debt.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 29, 2020 and February 28, 2019, our working capital included:

	February 29, 2020	February 28, 2019	Cash Increase
Cash and cash equivalents	$3,660,000	$3,144,000	$516,000
Marketable securities	4,219,000	2,366,000	1,853,000
Total	$7,879,000	$5,510,000	$2,369,000

The following table summarizes the accounts and the major reasons for the $2,369,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,589,000	To reconcile increase in cash.
Accounts receivable decrease	443,000	Cash receipts.
Inventories increase	(406,000)	Required to support backlog.
Equipment purchases	(722,000)	Equipment and facilities upgrade.
Customer deposits increase	499,000	Received for new orders.
Accounts payable increase	1,064,000	Timing of disbursements
Other-net	(98,000)	Timing of disbursements.
Net increase in cash	$2,369,000

Stockholders’ Equity - Stockholders' equity increased $1,198,000 from $8,584,000 at February 28, 2019 to $9,782,000 at February 29, 2020. The increase was a result of the current year’s net income of $1,107,000 and $90,000 in additional equity related to stock based compensation awards. The details of stock based compensation are explained in Note 4 in our financial statements.

Operating Activities – We generated $3,254,000 of cash in our operating activities in fiscal 2020 compared with using $109,000 in fiscal 2019. The increase in cash generated by operating activities was mostly the result of increased accounts payable, accrued expenses, customer deposits and a decrease in accounts receivable. These sources of cash were partially offset by increased inventories and a decrease in prepaid expenses directly related to inventory.

Investing Activities – In fiscal 2020, cash used by investing activities was $2,576,000 compared with their providing $1,393,000 of cash in fiscal 2019. Capital spending in fiscal 2020 was $722,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements. This compares with $547,000 for the purchase of equipment and furnishings in fiscal 2019.

In fiscal 2020 we used $1,854,000 for the purchase of marketable securities. In fiscal 2019 we received $1,940,000 from the sale of marketable securities.

Financing Activities – In fiscal years 2020 and 2019, we used $163,000 and $156,000 in cash, respectively, for the principal payments on our mortgage.

Net Increase in Cash and Cash Equivalents – In fiscal 2020 our cash balance increased by $515,000 as compared with an increase of $1,128,000 in fiscal 2019. During fiscal 2020, our operating activities generated $3,254,000 of cash. In addition, we used $722,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, used $1,854,000 for the purchase of marketable securities and used $163,000 for the repayment of our note payable.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 29, 2020, there were no outstanding borrowings under the line of credit.

As of February 29, 2020, $701,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The unused portion of the credit line was $799,000 as of February 29, 2020. The letters of credit expire in 2020.

We had outstanding borrowings under a note payable of $708,000 at February 29, 2020. The note is payable over four years and accrues interest at 4.15% per year. The note payable is secured by a mortgage on our land and buildings.

Subsequent to the completion of fiscal 2020, on April 17, 2020, we entered into a loan transaction pursuant to which we received proceeds of $1,001,640 (the “PPP Loan”) on May 8, 2019 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (the “SBA”).

The PPL Loan is evidenced by a promissory note, dated as of April 17, 2020 (the “Note”), between the Company and a bank. The Note has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”). Beginning on the seventh month following the date of the Note, we are required to make 18 monthly payments of principal and interest in the amount of $56,088.24.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, at least 75 percent of the PPP Loan proceeds must be used for eligible payroll costs. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 29, 2020.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 29, 2020, management believes that there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will be effective for the Company on March 1, 2021, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

Other than, Accounting Standards Update (“ASU”) No. ASU 2016-01, ASU 2016-02, ASU 2018-02 and ASU 2019-12 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 29, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

(a)       Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio, Ph.D.	79	Chief Executive Officer, Chairman and Director
R. Stephen Harshbarger	52	President and Director
Eric Haskell, CPA	73	Director*
Donald F. Mowbray, Ph.D.	82	Director
Carol O’Donnell	63	Director*
Joseph Riemer, Ph.D.	71	Director
Samuel Schwartz	100	Chairman Emeritus and Director
Philip A. Strasburg, CPA	81	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray, Messrs. Haskell and Schwartz and Ms. O’Donnell run until the annual meeting to be held in 2020. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2021, and in each case until their respective successors are duly elected and qualified.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

(b)	Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	57	Chief Financial Officer
Bennett D. Bruntil	39	Vice President – Sales & Marketing
Christopher C. Cichetti	38	Vice President – Application Engineering
Christopher L. Coccio, Ph.D.	79	Chief Executive Officer, Chairman and a Director
Robb W. Engle	49	Executive Vice President
R. Stephen Harshbarger	52	President and Director

The foregoing officers are appointed for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley has been a member of the OTCQX Issuer Advisory Council since 2019. Mr. Bagley is a past President of the Board of Education for the New Paltz Central School District and a past Chairman of the Audit and Finance Committee for the District.

BENNETT D. BRUNTIL was appointed Vice President – Sales & Marketing in March 2018. Mr. Bruntil joined Sono-Tek in 2007 as a Regional Sales Manager and has served as Marketing Brand Manager and Director of the Electronics and Advanced Energy Division. Mr. Bruntil has experience in branding and product development and has successfully implemented sales strategies, launched new products and management of a diverse product line. Prior to joining Sono-Tek, Mr. Bruntil was a branch manager in the retail banking industry. He is a graduate of Central Connecticut State University with a major in psychology and a concentration in sociology.

CHRISTOPHER C. CICHETTI was appointed Vice President – Application Engineering in June 2019. Mr. Cichetti joined Sono-Tek in 2005 as an Electrical Engineer and has served as Application Engineer, Senior Application Engineer, and Manager of the Application Engineering Department. Mr. Cichetti has experience in lab testing, process development, project management, and has successfully implemented several successful OEM relationships with outside vendors. He is a graduate of Worcester Polytechnic Institute with a major in Computer and Electrical Engineering and a minor in International Studies.

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

ROBB W. ENGLE joined Sono-Tek in 2000 as a Field Service Technician, became Vice President of Engineering in January 2013 and was appointed Executive Vice President in September 2019. Mr. Engle created the Sono-Tek Service Department and led the development of key products in his leadership role of our engineering resources. As Vice President of Engineering, he directs the engineering department, service department, IT and Sono-Tek laboratory services. Mr. Engle was formally trained and certified by the U.S. Navy as a Nuclear Operator where he was recognized with an induction into the Navy League Memorial for meritorious service and the advancement of training techniques. He also served with honors on board a submarine and earned the prestigious Sub-Surface Warfare (E) Insignia.

R. STEPHEN HARSHBARGER joined Sono-Tek in 1993. He was appointed President of the Company in 2012 and became a Director in August 2013. As President, he directs the Company’s Sales, Marketing, Engineering, Service, and Manufacturing Operations. Prior to assuming his present position, Mr. Harshbarger served as Sales Engineer, World-Wide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE) and Executive Vice President. In his years managing the sales organization, he established a worldwide distribution and representative network in more than 40 countries consisting of more than 300 persons, with revenue growth of greater than 300%. He has over 25 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Manager for Plasmaco Inc., a world leader in the development of flat panel displays. In that position, he established their distribution network, participated in venture capital funding, and introduced the first flat panel technology to Wall Street trading floors.  He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

Key attributes, Experience and Skills: Mr. Harshbarger is among a small handful of ultrasonic coating experts in the world. He has a proven track record of identifying, developing and implementing the technology for new markets and applications. His expertise in establishing strong distribution networks and knowledge of ultrasonic coating for new product developments, targeted at specific advanced technology applications, bring insights to the Board. Mr. Harshbarger also brings leadership and oversight experience to the Board.

ERIC HASKELL, CPA has been a Director since August 2009. He has over 40 years of experience in senior financial positions at several public and private companies.  He has significant expertise in the areas of acquisitions and divestitures, strategic planning and investor relations.  From December 2005 through March 2008, Mr. Haskell served as the Executive Vice President and Chief Financial Officer of SunCom Wireless Holdings, Inc., a company providing digital wireless communications services which was publicly traded until its merger with a wholly-owned subsidiary of T-Mobile USA, Inc. in February 2008.  He also served as a member of SunCom’s Board of Directors from November 2003 through May 2007.  From 1989 until April 2004, Mr. Haskell served as the Chief Financial Officer of Systems & Computer Technology Corp., a NASDAQ listed software and services corporation.  Mr. Haskell received a Bachelors Degree in Business Administration from Adelphi University in 1969.

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

CAROL O’DONNELL has been a Director since November 2018. Ms. O’Donnell joined Protégé Partners, an industry leading firm investing in and seeding smaller and emerging hedge fund managers in 2016 and has served as Chief Executive Officer since 2018. She was a key member of the Protégé executive team that launched an affiliate business, MOV37, for which she also serves as Chief Executive Officer. Prior to joining Protégé Partners, Ms. O’Donnell was the Director of Legal and Compliance with DARA Capital US, Inc., a Swiss-owned boutique registered investment advisory and wealth management firm from 2013 to 2016.  She also worked at Permal Group as General Counsel and Chief Compliance Officer and was COO and General Counsel of Framework Investment Group.  Ms. O’Donnell is admitted to practice law in the States of New York and Connecticut.

Key attributes, Experience and Skills: Ms. O’Donnell’s extensive experience as an attorney enables her to bring valuable strategic insights to the Board in the areas of corporate governance, finance and securities law. Ms. O’Donnell also brings leadership and oversight experience to the Board.

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

PHILIP STRASBURG, CPA, has been a Director since August 2004. He is a retired partner from the firm of Anchin Block and Anchin, LLP and has 40 years of experience in auditing. He has served as Audit Committee Chairman since 2005. He was the lead partner on the Sono-Tek account from fiscal 1994 to fiscal 1996. Mr. Strasburg is a certified public accountant in New York State. He has a Master of Science in economics from The London School of Economics and Political Science and a Bachelor of Science degree from Lehigh University, where he majored in business administration.

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

None.

(e)       Involvement in certain legal proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 29, 2020, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2020 and fiscal 2019 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2020	150,000	43,100	0	55,534	3,862	252,496
CEO, Chairman and Director	2019	150,000	18,000	0	—	3,960	171,960

R. Stephen Harshbarger	2020	222,327	49,700	0	4,983	5,441	282,451
President and Director	2019	220,000	15,000	0	12,593	5,300	252,893

Stephen J. Bagley	2020	155,000	39,800	0	1,294	3,896	199,990
Chief Financial Officer	2019	155,000	12,000	0	4,198	3,820	175,018

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During fiscal 2020, Dr. Coccio was compensated at a rate of $150,000 per annum.

During fiscal 2020, Mr. Harshbarger was compensated at a rate of $220,000 per annum.

During fiscal 2020, Mr. Bagley was compensated at a rate of $155,000 per annum.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher L. Coccio
CEO, Chairman and Director	100,000		2.45	06/06/2029
	100,000		2.65	09/03/2029

R. Stephen Harshbarger President		34,000[1]	0.91	07/20/2026
		73,333[2]	1.06	05/18/2027

Stephen J. Bagley Chief Financial Officer	—	36,667[3]	0.91	07/20/2026

1 These options vested on March 15, 2020 and have been exercised.

2 36,667 of these options vested on March 15, 2020 and have been exercised. 36,666 of these options will vest on March 15, 2021.

3 23,333 of these options vested on March 15, 2020 and have been exercised. 13,334 of these options will vest on March 15, 2021.

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $334,000, Christopher L. Coccio $336,000 and R. Stephen Harshbarger $470,000.

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

Compensation of Directors

Each non-employee director receives $2,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 29, 2020, director compensation was as follows:

2020 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Haskell	8,000	—	—	—	—	—	8,000
Donald F. Mowbray	8,000	—	—	—	—	—	8,000
Carol O’Donnell	8,000	—	7,153	—	—	—	15,153
Samuel Schwartz	6,000	—	—	—	—	—	6,000
Philip Strasburg	8,000	—	907	—	—	—	8,907
Joseph Riemer	8,000	—	907	—	—	—	8,907

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 19, 2020 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
	Beneficially
Name (and address if more than 5%) of Beneficial owner	Owned		Percent
Directors and Officers
*Stephen J. Bagley	51,291		**
*Christopher L. Coccio	547,741	[1]	3.51%
*R. Stephen Harshbarger	271,581		1.76%
*Eric Haskell	15,000	[2]	**
*Donald F. Mowbray	59,190		**
*Carol O’Donnell	9,000	[3]	**
*Joseph Riemer	83,004		**
*Samuel Schwartz	1,340,547	[4]	8.68%
*Philip A. Strasburg	52,412	[5]	**
All Executive Officers and Directors as a Group	2,367,101	[6]	16.03%
Additional 5% owners
Emancipation Management LLC[8] Charles Frumberg[8] Circle N Advisors, LLC[9]	6,865,181	[7]	44.51%
Richard A. Bayles[10]	840,536		5.45%

The above ownership percentages are based on 15,422,985 shares outstanding as of May 19, 2020.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,000 shares held in the name of Dr. Coccio’s wife and 200,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Represents 15,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Represents 9,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Includes 30,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 10,000 shares in the name of Mr. Strasburg’s wife.

6 The group total includes 254,000 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 94,334 options that are currently unexercisable. The group total includes 74,777 shares held by Robb Engle, Executive Vice President and 7,493 shares held by Bennett Bruntil, a Vice President.

7Emancipation Management LLC, Charles Frumberg and Circle N Advisors share the power to dispose or to direct the disposition of these shares. The Company does not consider these holders to be “affiliates” of the Company.

8The address of this person is 299 Park Avenue, New York, NY 10171.

9 The address of this person is 1065 Main Street, Suite F, PO Box 336, Fishkill, NY 12524.

10The address of this person is 3697 Se Doubleton Drive, Stuart, FL 34997.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	541,667	$1.87	1,453,400
2003 Stock Incentive Plan	50,000	$0.66	—

Total	591,667		1,453,400

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 29, 2020, there were 541,667 options outstanding under the 2013 plan.

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 29, 2020, there were 50,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of six “independent directors”, as that term is defined under NASDAQ rules, and two directors who are not “independent directors”. The Company’s “independent directors” are Samuel Schwartz, Donald Mowbray, Eric Haskell, Carol O’Donnell, Philip Strasburg and Joseph Riemer. Christopher L. Coccio and R. Stephen Harshbarger are current employees of the Company and therefore are not considered independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For each of fiscal 2020 and fiscal 2019, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett & Webb, P.A., its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For each of fiscal 2020 and fiscal 2019, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett & Webb, P.A., its independent auditors.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2020 and fiscal 2019.

PART IV

ITEM 15	EXHIBITS

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [3]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [3]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [4]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(i)[6]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(j)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(k)[7]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (l)[8]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(m)[8]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(n)[8]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(o)[8]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(q)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(r)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(s)[11]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(t)[11]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(u)[11]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(v)[12]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(w)[12]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(x)[12]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(y)[13]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.

10(z)[13]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(aa)[13]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(bb)[13]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(cc)[13]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(dd)[13]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(ee) [14]	Term Note between Sono-Tek Corporation and M&T Bank dated April 16, 2020
14[15]	Code of Ethics.
21[16]	Subsidiaries of Issuer.
23.1[16]	Consent of Liggett & Webb, P.A.
31.1[16]	Rule 13a-14/15d – 14(a) Certification.
31.2[16]	Rule 13a-14/15d – 14(a) Certification.
32.1[16]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[16]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[16]	XBRL Instance Document.
101.SCH[16]	XBRL Taxonomy Extension Schema Document.
101.CAL[16]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[16]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[16]	XBRL Extension Label Linkbase Document.
101.PRE[16]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2014.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[12]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[13]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2019.
[14]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 17, 2020 and filed with the Securities and Exchange Commission on April 21, 2020.
[15]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 29, 2004.
[16]	Filed herewith.

ITEM 16	10-K SUMMARY

None.

SONO-TEK CORPORATION

FORM 10-K

ITEM 7

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 29, 2020 and FEBRUARY 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 29, 2020 and February 28, 2019

Consolidated Statements of Operations

For the Years Ended February 29, 2020 and February 28, 2019

Consolidated Statements of Stockholders' Equity

For the Years Ended February 29, 2020 and February 28, 2019

Consolidated Statements of Cash Flows

For the Years Ended February 29, 2020 and February 28, 2019

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation (the "Company") as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

May 29, 2020

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 29, 2020	February 28, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$3,659,551	$3,144,123
Marketable securities	4,219,240	2,365,706
Accounts receivable (less allowance of $71,000 and $46,000, respectively)	929,701	1,397,891
Inventories, net	2,381,891	1,658,016
Prepaid expenses and other current assets	153,698	395,005
Total current assets	11,344,081	8,960,741

Land	250,000	250,000
Buildings, net	1,654,061	1,731,547
Equipment, furnishings and leasehold improvements, net	1,212,578	802,932
Intangible assets, net	106,291	122,941
Deferred tax asset	176,314	332,017

TOTAL ASSETS	$14,743,325	$12,200,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$668,721	$585,694
Accrued expenses	1,613,409	632,706
Customer deposits	1,648,690	1,149,558
Current maturities of long term debt	169,716	162,816
Income taxes payable	70,621	6,272

Total current liabilities	4,171,157	2,537,046

Deferred tax liability	251,761	370,757
Long term debt, less current maturities	538,000	707,715

Total Liabilities	4,960,918	3,615,518

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,348,180 and 15,197,563 issued and outstanding, respectively	153,482	151,976
Additional paid-in capital	9,018,406	8,929,607
Accumulated earnings (deficit)	610,519	(496,923)

Total stockholders’ equity	9,782,407	8,584,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,743,325	$12,200,178

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	February 29, 2020	February 28, 2019

Net Sales	$15,354,619	$11,609,599
Cost of Goods Sold	8,041,378	6,361,353
Gross Profit	7,313,241	5,248,246

Operating Expenses
Research and product development	1,427,543	1,324,766
Marketing and selling	3,403,133	2,686,382
General and administrative	1,367,073	1,154,611
Total Operating Expenses	6,197,749	5,165,759

Operating Income	1,115,492	82,487

Other Income (Expense):
Interest Expense	(33,038)	(39,977)
Interest and Dividend Income	101,592	136,677
Realized gain on sale of marketable securities	—	73,699
Net unrealized loss on marketable securities	—	(100,184)
Other Income	29,401	28,732
Income before Income Taxes	1,213,447	181,434

Income Tax Expense	106,005	19,847

Net Income	$1,107,442	$161,587

Basic Earnings Per Share	$.07	$.01

Diluted Earnings Per Share	$.07	$.01

Weighted Average Shares – Basic	15,302,367	15,107,778

Weighted Average Shares – Diluted	15,359,088	15,218,913

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit) Earnings	Equity
Balance – February 28, 2018	14,986,367	$149,864	$8,901,171	$101,605	$(760,115)	$8,392,525
Reclassification of unrealized gain on marketable securities upon adoption of ASU 2016-01				(101,605)	101,605	—
Stock based compensation expense			30,548			30,548
Exercise of stock options	211,196	2,112	(2,112)			—
Net Income					161,587	161,587
Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$—	$(496,923)	$8,584,660

Stock based compensation expense			90,305			90,305
Exercise of stock options	150,617	1,506	(1,506)			—
Net Income					1,107,442	1,107,442
Balance – February 29, 2020	15,348,180	$153,482	$9,018,406	$—	$610,519	$9,782,407

See notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,107,442	$161,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	406,731	332,147
Stock based compensation expense	90,305	30,548
Bad debt expense	25,000	—
Inventory reserve	(77,098)	66,000
Unrealized loss on marketable securities	—	100,184
Deferred tax expense	36,707	49,743
(Increase) Decrease in:
Accounts receivable	443,190	(623,113)
Inventories	(646,777)	(369,933)
Prepaid expenses and other assets	241,307	(255,599)
(Decrease) Increase in:
Accounts payable and accrued expenses	1,063,730	(327,655)
Customer deposits	499,132	805,460
Income taxes payable	64,349	(78,349)
Net Cash Provided by (Used In) Operating Activities	3,254,018	(108,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(722,241)	(547,251)
Sale (purchase) of marketable securities	(1,853,534)	1,940,010
Net Cash (Used In) Provided By Investing Activities	(2,575,775)	1,392,759

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(162,815)	(156,120)
Net Cash (Used In) Financing Activities	(162,815)	(156,120)

NET INCREASE IN CASH AND CASH EQUIVALENTS	515,428	1,127,659

CASH AND CASH EQUIVALENTS:
Beginning of year	3,144,123	2,016,464
End of year	$3,659,551	$3,144,123

Supplemental Cash Flow Disclosure:

Interest Paid	$33,038	$39,977
Income Taxes Paid	$4,948	$28,178

See notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for fiscal 2020 and fiscal 2019 was $297,297 and $246,681, respectively.

Allowance for doubtful accounts - The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis. The bad debt expense recorded for fiscal 2020 and fiscal 2019 was $25,000 and $0, respectively.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Concentration of Credit Risk - The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business. The Company had three customers, which accounted for 30% of sales during fiscal 2020. Three customers accounted for 67% of the outstanding accounts receivables at February 29, 2020.

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

The fair values of financial assets of the Company were determined using the following categories at February 29, 2020 and February 28, 2019, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – February 29, 2020	$3,565,629	$653,611	$—	$4,219,240

Marketable Securities – February 28, 2019	$2,365,706	—	$—	$2,365,706

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $4,219,240 and $2,365,706 that are considered to be highly liquid and easily tradeable as of February 29, 2020 and February 28, 2019, respectively. Mutual funds & US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $171,210 and $160,433 at February 29, 2020 and February 28, 2019, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will be effective for the Company on March 1, 2021, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

Other than Accounting Standards Update (“ASU”) ASU 2016-02, ASU 2018-02 and ASU 2019-12 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

At February 29, 2020, the Company had received $1,649,000 in cash deposits, and had issued Letters of Credit in the amount of $701,000 to secure these cash deposits. At February 29, 2020, the Company was utilizing $701,000 of its available credit line to collateralize these letters of credit.

The Company’s sales revenue, by product line is as follows:

	Twelve Months Ended
	February 29,		February 28,
	2020	% of total	2019	% of total
Fluxing Systems	$906,000	6%	$1,176,000	10%
Integrated Coating Systems	3,599,000	23%	1,449,000	13%
Multi-Axis Coating Systems	6,866,000	45%	4,906,000	42%
OEM Systems	1,384,000	9%	1,891,000	16%
Other	2,600,000	17%	2,188,000	19%
TOTAL	$15,355,000		$11,610,000

NOTE 4: STOCK-BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During fiscal 2020, the Company granted options to acquire 17,500 shares to employees exercisable at prices ranging from $2.10 to $2.65, options to acquire 20,000 shares to the non-employee members of the board of directors with an exercise price of $2.65 and options for 200,000 shares to an officer and director exercisable at prices of ranging from $2.45 to $2.65. The options granted to employees and directors vest over three years and expire in ten years. The options granted to the officer vested upon grant and expire in ten years. The options granted by the Company during fiscal 2020 had a combined weighted average grant date fair value of $0.34 per share.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 29, 2020	February 28, 2019
Expected life	1 - 8 years	8 years
Risk free interest rate	1.58% - 2.05%	2.47% - 2.98%
Expected volatility	27.46% - 32.24%	24.82% - 28.24%
Expected dividend yield	0%	0%

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

For the years ended February 29, 2020 and February 28, 2019, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 was $90,305 and $30,548 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 29, 2020	February 28, 2019
Raw materials and subassemblies	$967,089	$873,483
Finished goods	752,999	571,640
Work in process	855,083	483,271
Total	2,575,171	1,928,394
Less: Allowance	(193,280)	(270,378)
Net inventories	$2,381,891	$1,658,016

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 29,	February 28,
	2020	2019
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,418,903	1,140,821
Machinery and equipment	1,400,419	1,211,778
Leasehold improvements	632,021	473,560
Tradeshow and demonstration equipment	1,139,693	1,086,916
Furniture and fixtures	1,088,502	1,044,222
Totals	7,929,538	7,207,297
Less: Accumulated depreciation	(5,062,899)	(4,672,818)
	$2,866,639	$2,534,479

Depreciation expense for the years ended February 29, 2020 and February 28, 2019 was $390,082 and $382,777, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29, 2020	February 28, 2019
Accrued compensation	$585,875	$284,587
Estimated warranty costs	339,275	62,500
Accrued commissions	332,745	100,114
Professional fees	74,492	65,049
Other accrued expenses	281,022	120,456
	$1,613,409	$632,706

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 4.75% at February 29, 2020 and 5.50% at February 28, 2019. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 29, 2020, $701,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2020. As of February 29, 2020, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $799,000 as of February 29, 2020.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 29, 2020	February 28, 2019

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	707,716	870,531

Total long-term debt	707,716	870,531
Due within one year	169,716	162,816
Due after one year	$538,000	$707,715

Long-term debt is payable as follows:

Fiscal Year ending February 28,
2021	169,716
2022	177,081
2023	184,677
2024	176,242
$707,716

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of February 29, 2020.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	February 29, 2020	February 28, 2019
Expected federal income tax	$254,898	$38,101
State tax, net of federal	19,758	11,430
Research and development tax credits	(213,521)	(19,588)
Permanent timing difference	29,632	2,272
Change in valuation allowances	15,238	(36,425)
Other adjustments	—	24,057
Income tax expense	$106,005	$19,847

The deferred tax asset and liability are comprised of the following:

	February 29, 2020	February 28, 2019
Deferred tax asset
Inventory	$41,000	$74,000
Allowance for accounts receivable	15,000	13,000
Accrued expenses and other	94,000	37,000
Research tax credits	27,000	208,000
Deferred tax asset – Long Term	177,000	332,000

Deferred tax liability
Intangible asset amortization	—	(25,000)
Building and leasehold depreciation	(252,000)	(346,000)
Deferred tax liability – Long Term	$(252,000)	$(371,000)

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

NOTE 12: STOCKHOLDERS’ EQUITY

Stock Options – Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 29, 2020, there were 541,667 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 29, 2020, there were 50,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

During fiscal 2020, the Company granted options to acquire 17,500 shares to employees exercisable at prices ranging from $2.10 to $2.65, options to acquire 20,000 shares to the non-employee members of the board of directors with an exercise price of $2.65 and options for 200,000 shares to an officer and director exercisable at prices of ranging from $2.45 to $2.65. The options granted to employees and directors vest over three years and expire in ten years. The options granted to the officer vested upon grant and expire in ten years.

During fiscal 2019, the Company granted options to acquire 35,000 shares to employees exercisable at prices from $2.47 to $2.55 and options for 20,000 shares to a member of the board of directors with an exercise price of $3.00. The options vest annually over three years and expire in ten years.

A summary of the activity of both plans for fiscal 2020 and fiscal 2019 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Fair Value
	Outstanding	Exercisable	Outstanding	Exercisable	Vested
Balance - February 28, 2018	912,100	425,400	$0.96	$0.92	$0.35
Granted	55,000		2.66
Exercised	(371,100)		(0.96)
Cancelled	(8,000)		(1.12)
Balance - February 28, 2019	588,000	171,000	$1.10	$0.85	$0.34

Granted	237,500		$2.55
Exercised	(231,333)		(0.88)
Cancelled	(2,500)		(1.17)
Balance - February 29, 2020	591,667	339,250	$1.77	$2.03	$0.35

The intrinsic value of the Company’s options exercised during fiscal 2020 and fiscal 2019 was $44,082 and $111,218, respectively.

Information, at date of issuance, regarding stock option grants for fiscal 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended February 29, 2020:
Exercise price exceeds market price	—	—	—
Exercise price equals market price	237,500	$2.55	$.34
Exercise price is less than market price	—	—	—

The aggregate intrinsic value of the Company’s outstanding options at February 29, 2020 and February 28, 2019 was $150,752 and $169,608, respectively.

The following table summarizes information about stock options outstanding and exercisable at February 29, 2020:

		Weighted Average
	Number	Remaining Life	Exercise	Number
	Outstanding	in Years	Price	Exercisable
Range of exercise prices:
$0.61	45,000	2.69	$0.61	45,000
$0.91 to $0.97	109,834	6.26	$0.91	2,500
$1.05	22,500	3.97	$1.05	22,500
$1.06	73,333	7.21	$1.06	—
$1.15 to $1.67	48,500	6.15	$1.30	44,500
$2.10 to $2.65	272,500	9.33	$2.54	215,750
$3.00	20,000	8.71	$3.00	9,000
Total Options:	591,667			339,250

NOTE 13: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 29, 2020	February 28, 2019

Numerator for basic and diluted earnings per share	$1,107,442	$161,587

Denominator for basic earnings per share - weighted average	15,302,367	15,107,778

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	56,721	111,135
Denominator for diluted earnings per share	15,359,088	15,218,913

Basic Earnings Per Share – Weighted Average	$0.07	$0.01

Diluted Earnings Per Share – Weighted Average	$0.07	$0.01

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

NOTE 15: OTHER INCOME

Included in other income is the net revenue related to the rental of the Company’s real estate. For fiscal 2020, the Company’s rental revenue was $85,000, expenses were $56,000 and the net profit was $29,000.

For fiscal 2019, the Company’s rental revenue was $84,000, expenses were $61,000 and the net profit was $23,000.

NOTE 16: SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	February 29, 2020	February 28, 2019
Asia Pacific (APAC)	4,817,000	3,659,000
Europe, Middle East, Asia (EMEA)	4,512,000	2,729,000
Latin America	1,520,000	1,172,000
	$10,849,000	$7,560,000

During fiscal 2020 and fiscal 2019, sales to foreign customers accounted for approximately $10,849,000 and $7,560,000, or 71% and 65% respectively, of total revenues.

Three customers accounted for 30% of sales during fiscal 2020.

One customer accounted for 14% of the Company’s sales for fiscal 2019.

NOTE 17: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the consolidated financial statements except for the following items:

Option Exercises

In April 2020, 117,333 options were exercised on a cashless basis into 74,805 shares of common stock.

Paycheck Protection Program Loan

On April 17, 2020, the Company entered into a loan transaction pursuant to which it received proceeds of $1,001,640 (the “PPP Loan”) on May 8, 2020 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (the “SBA”).

The PPL Loan is evidenced by a promissory note, dated as of April 17, 2020 (the “Note”), between the Company and M&T Bank (the “Lender”). The Note has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”). Beginning on the seventh month following the date of the Note, the Company is required to make 18 monthly payments of principal and interest in the amount of $56,088.24.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, at least 75 percent of the PPP Loan proceeds must be used for eligible payroll costs. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

In order to obtain forgiveness of the PPP Loan, the Company must submit a request and provide satisfactory documentation regarding its compliance with applicable requirements. While the Company currently believes that its use of the Note proceeds will meet the conditions for forgiveness under the PPP, no assurance is provided that the Company will obtain forgiveness of the Note in whole or in part. The Company must repay any unforgiven principal amount of the Note, with interest, on a monthly basis following the Deferral Period.

The Note contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties or covenants. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.

Impact of Covid 19

In December 2019, the COVID-19 outbreak occurred in China and has since spread to other parts of the world. On March 11, 2020, the World Health Organization declared COVID-19 to be a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world. These actions include quarantines, social distancing and “stay-at-home” orders, travel restrictions, mandatory business closures and other mandates that have substantially restricted individuals’ daily activities and curtailed or ceased many businesses’ normal operations.

In response to the pandemic and these actions, the Company began implementing changes in its business in March 2020 to protect its employees and customers:

•	The Company implemented social distancing and other health and safety protocols.
•	The Company has flexed the workforce in its manufacturing operations based on business needs, including the addition of a second shift and the implementation of remote, alternative and flexible work arrangements.
•	The Company has enhanced cleaning and sanitary procedures.
•	The Company temporarily eliminated domestic and international travel.
•	The Company restricted access to its facilities to only employees and essential non-employees with strict protocols.

While all of these measures have been necessary and appropriate, they may result in additional costs and may adversely impact the Company’s business and financial performance. As the Company’s response to the pandemic evolves, the Company may incur additional costs and will potentially experience adverse impacts to its business, each of which may be significant. In addition, an extended period of remote work arrangements could impair the Company’s ability to effectively manage its business, and introduce additional operational risks, including, but not limited to, cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions.

The Company may experience, decreases in demand and customer orders for its products in all sales channels, as well as temporary disruptions and closures of our facilities due to decreased demand and government mandates.

COVID-19 has also impacted various aspects of the supply chain as the Company’s suppliers experience similar business disruptions due to operating restrictions from government mandates. The Company continues to monitor procurement of raw materials and components used in the manufacturing, distribution and sale of our products, but continued disruptions in the supply chain due to COVID-19 may cause difficulty in sourcing materials or unexpected shortages or delays in delivery of raw materials and components, and may result in increased costs in our supply chain.

The Company has implemented plans to reduce spending in certain areas of its business, including reductions or delays in capital expenditures, reduced trade show participation costs, reduced travel expenditures and may need to take additional actions to reduce spending in the future.

The Company is closely monitoring and assessing the impact of the pandemic on its business. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

Given the inherent uncertainty surrounding COVID-19, the Company expects the pandemic may continue to have an adverse impact on the Company’s business in the near term. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on the Company’s business, results of operations, cash flow, liquidity, and financial condition.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 29, 2020

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 29, 2020	/s/ Samuel Schwartz	May 29, 2020
Christopher L. Coccio		Samuel Schwartz
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 29, 2020	/s/ Dr. Joseph Riemer	May 29, 2020
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 29, 2020	/s/ Philip A. Strasburg	May 29, 2020
Carol O’Donnell		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 29, 2020	/s/ Dr. Donald F. Mowbray	May 29, 2020
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director

/s/ Eric Haskell	May 29, 2020
Eric Haskell
Director