Form 10-Q
period 2020-05-31
SONO TEK CORP
filed 2020-07-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑ |   NO  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 13, 2020
Class
Common Stock, par value $.01 per share	15,422,985

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2020	February 29,
	(Unaudited)	2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,381,947	$3,659,551
Marketable securities	3,908,454	4,219,240
Accounts receivable (less allowance of $71,000)	1,341,617	929,701
Inventories, net	2,512,222	2,381,891
Prepaid expenses and other current assets	146,588	153,698
Total current assets	12,290,828	11,344,081

Land	250,000	250,000
Buildings, net	1,634,226	1,654,061
Equipment, furnishings and building improvements, net	1,279,083	1,212,578
Intangible assets, net	102,145	106,291
Deferred tax asset	176,314	176,314

TOTAL ASSETS	$15,732,596	$14,743,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,007,517	$668,721
Accrued expenses	1,409,167	1,613,409
Customer deposits	1,325,694	1,648,690
Current portion of long term debt	556,212	169,716
Income taxes payable	112,548	70,621
Total current liabilities	4,411,138	4,171,157

Deferred tax liability	251,761	251,761
Long term debt, less current maturities	1,111,265	538,000
Total liabilities	5,774,164	4,960,918

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,422,985 and 15,348,180 shares issued and outstanding, respectively	154,230	153,482
Additional paid-in capital	9,025,755	9,018,406
Accumulated earnings	778,447	610,519
Total stockholders’ equity	9,958,432	9,782,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,732,596	$14,743,325

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2020	2019

Net Sales	$3,428,544	$2,822,428
Cost of Goods Sold	1,867,811	1,517,493
Gross Profit	1,560,733	1,304,935

Operating Expenses
Research and product development costs	411,424	354,173
Marketing and selling expenses	706,717	677,412
General and administrative costs	258,402	268,813
Total Operating Expenses	1,376,543	1,300,398

Operating Income	184,190	4,537

Interest Expense	(8,417)	(8,947)
Interest and Dividend Income	22,646	31,171
Other income	11,435	4,755

Income Before Income Taxes	209,854	31,516

Income Tax Expense	41,926	6,303

Net Income	$167,928	$25,213

Basic Earnings Per Share	$0.01	$0.00

Diluted Earnings Per Share	$0.01	$0.00

Weighted Average Shares - Basic	15,397,779	15,268,071

Weighted Average Shares - Diluted	15,436,758	15,357,295

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2020 AND 2019

(Unaudited)

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings (Deficit)	Equity
Balance – February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407
Stock based compensation expense			8,097		8,097
Exercise of stock options	74,805	748	(748)		—
Net Income				167,928	167,928
Balance – May 31, 2020	15,422,985	$154,230	$9,025,755	$778,447	$9,958,432

Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$(496,923)	$8,584,660
Stock based compensation expense			11,310		11,310
Exercise of stock options	104,050	1,040	(1,040)		—
Net Income				25,213	25,213
Balance – May 31, 2019	15,301,613	$153,016	$8,939,877	$(471,710)	$8,621,183

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$167,928	$25,213
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	109,878	89,207
Stock based compensation expense	8,097	11,310
Inventory reserve	18,000	14,000
Decrease (Increase) in:
Accounts receivable	(411,916)	65,538
Inventories	(148,331)	(734,704)
Prepaid expenses and other current assets	7,110	289,992
(Decrease) Increase in:
Accounts payable and accrued expenses	134,554	410,079
Customer Deposits	(322,996)	184,748
Income taxes payable	41,927	6,303
Net Cash (Used In) Provided By Operating Activities	(395,749)	361,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(152,402)	(129,159)
Sale (Purchase) of marketable securities	310,786	(1,413,481)
Net Cash Provided By (Used In) Investing Activities	158,384	(1,542,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - bank	1,001,640	—
Repayment of long-term debt	(41,879)	(40,283)
Net Cash Provided By (Used In) Financing Activities	959,761	(40,283)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	722,396	(1,221,237)

CASH AND CASH EQUIVALENTS
Beginning of period	3,659,551	3,144,123
End of period	$4,381,947	$1,922,886

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$7,210	$8,947
Taxes Paid	$—	$—

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2020 and 2019

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 29, 2020 (“fiscal year 2020”) contained in the Company’s 2020 Annual Report on Form 10-K filed with the SEC. The Company’s current fiscal year ends on February 28, 2021 (“fiscal 2021”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Concentration of Credit Risk – The Company does not believe that it is subject to any unusual or significant risks in the normal course of business. The Company had three customers, which accounted for 46% of sales during the quarter ended May 31, 2020. Three customers accounted for 45% of the outstanding accounts receivables at May 31, 2020.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At May 31, 2020, deposits in excess of the FDIC limits were $7,096,000.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The fair values of financial assets of the Company were determined using the following categories at May 31, 2020 and February 29, 2020, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – May 31, 2020	$3,154,680	$753,774	$—	$3,908,454

Marketable Securities – February 29, 2020	$3,565,629	653,611	$—	$4,219,240

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $3,908,454 and $4,219,240 that are considered to be highly liquid and easily tradeable as of May 31, 2020 and February 29, 2020, respectively. Mutual funds & US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $173,888 and $171,210 at May 31, 2020 and February 29, 2020, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

Interim Reporting - The attached summary condensed consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at February 29, 2020, and included in its report on Form 10-K. Such statements should be read in conjunction with the data herein.

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

New Accounting Pronouncements -

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

Other than ASU 2019-12 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

The Company receives cash deposits for customer orders based upon contract terms. Customer deposits are recognized as revenue when the Company’s performance obligations have been met. At February 29, 2020, the Company had received $1,649,000 in cash deposits from customers. For the three months ended May 31, 2020, the Company recognized $1,154,000 in revenue from the cash deposits received at February 29, 2020.

At May 31, 2020, the Company had received $1,326,000 in cash deposits for customer orders and had issued Letters of Credit in the amount of $372,000 to secure some of these cash deposits.

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 29,
	2020	2020
Raw materials and subassemblies	$994,096	$967,089
Finished goods	929,111	752,999
Work in process	800,295	855,083
Total	2,723,502	2,575,171
Less: Allowance	(211,280)	(193,280)
Net inventories	$2,512,222	$2,381,891

NOTE 5: STOCK OPTIONS AND WARRANTS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2020, there were 421,834 options outstanding under the 2013 Plan, of which 288,125 are vested.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2020, there were 50,000 options outstanding and vested under the 2003 Plan, under which no additional options may be granted.

During the three months ended May 31, 2020, 117,333 options were exercised on a cashless basis into 74,805 shares of common stock.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2020 no options were issued.

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

For the three months ended May 31, 2020 and 2019, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $8,000 and $11,000 in additional compensation expense during the three months ended May 31, 2020 and 2019, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2020	2019

Numerator for basic and diluted earnings per share	$167,928	$25,213

Denominator for basic earnings per share - weighted average	15,397,779	15,268,071

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	38,979	89,224
Denominator for diluted earnings per share	15,436,758	15,357,295

Basic Earnings Per Share	$0.01	$0.00

Diluted Earnings Per Share	$0.01	$0.00

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 29,
	2020	2020
Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024. Interest rate 4.15%. 10-year term.	$665,837	$707,716

Note Payable, bank, unsecured, Paycheck Protection Program funding, payable in monthly installments of principal and interest of $56,370 through April 2022. Interest rate 1%. 2-year term, no repayments required for the first six months. Under the terms of the CARE Act, forgiveness for all or a portion of the loan may be granted based upon use of the loan proceeds for eligible payroll and related payroll costs and other qualified expenses.	1,001,640	—

Total long-term debt	1,667,477	707,716
Due within one year	556,212	169,716
Due after one year	$1,111,265	$538,000

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 3.25% at May 31, 2020. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of May 31, 2020, $372,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2020. As of May 31, 2020, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,128,000 as of May 31, 2020.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit disclosed in Note 8, the Company did not have any material commitments or contingencies as of May 31, 2020.

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to its disclosures in the condensed consolidated financial statements except for the following items:

Issuance of Standby letters of Credit

On June 4, 2020, the Company issued additional letters of credit in the amount of $323,000 to customers that remitted cash deposits to the Company on existing orders.

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

The impact of COVID-19 on the Company’s results and operations is further discussed in the accompanying Management’s Discussion and Analysis section in this Report.

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

We are a global business with approximately 78% of our sales generated from outside the United States and Canada in the first three months of fiscal 2021. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

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

First Quarter Fiscal 2021 Highlights (compared with the first quarter of fiscal 2020 unless otherwise noted) We refer to the three-month periods ended May 31, 2020 and 2019 as the first quarter of fiscal 2021 and fiscal 2020, respectively.

•	Net sales were $3,429,000, up 22% or $607,000, driven primarily by demand from the Electronics/Microelectronics and Medical markets.
•	Gross profit increased $256,000 to $1,561,000 or 20% in the first quarter.
•	Operating income increased $179,000 to $184,000 or 3580%.
•	Net income increased $143,000 to $168,000 or 572%.
•	Backlog at May 31, 2020 continued to be strong at $3,202,000.
•	Continued to operate profitably during the COVID-19 pandemic.

Results of Operations

Sales:

 Product Sales:

	Three Months Ended May 31,				Change
	2020	% of total	2019	% of total	$	%
Fluxing Systems	$344,000	10%	$391,000	14%	(47,000)	(12%	)
Integrated Coating Systems	1,176,000	34%	396,000	14%	780,000	197%
Multi-Axis Coating Systems	913,000	27%	1,073,000	38%	(160,000)	(15%	)
OEM Systems	422,000	12%	319,000	11%	103,000	32%
Other	574,000	17%	643,000	23%	(69,000)	(11%	)
TOTAL	$3,429,000		$2,822,000		$607,000	22%

Sales growth was driven by demand for our customized, highly engineered and high value integrated coating systems for the Electronics / Microelectronics and Medical device coating systems markets in in the first quarter of fiscal 2021. A significant customer took delivery of a system valued at over $700,000 in the Electronics market, and we hope to capture further orders from this customer in the future.

Market Sales:

	Three Months Ended May 31,				Change
	2020	% of total	2019	% of total	$	%
Electronics/Microelectronics	$2,240,000	65%	$1,538,000	55%	702,000	46%
Medical	692,000	20%	543,000	19%	149,000	27%
Alternative Energy	395,000	12%	386,000	14%	9,000	2%
Emerging R&D and Other	37,000	1%	285,000	10%	(248,000)	(87%	)
Industrial	65,000	2%	70,000	2%	(5,000)	(7%	)
TOTAL	$3,429,000		$2,822,000		$607,000	22%

Following record breaking FY2020 activity for use of our application process development laboratory, we had to quickly adapt to the rapidly changing circumstances brought upon us with COVID-19 safety restrictions. Use of our application process development laboratory by potential customers is critical for our successful strategy to provide vital application engineering expertise as well as paid coating services to prospects and customers to validate the capabilities of our coating technologies for their needs. These laboratory services have historically been done in person, but due to COVID-19 safety restrictions we successfully implemented virtual customer lab visits during Q1 FY2021. We believe our virtual lab visit approach will allow us to continue demonstrating for customers our strategy to achieve coating results that meet the application requirements, followed by the customer's typical next step to purchase the newly defined coating solution.

The Electronics/Microelectronics and Medical markets both showed growth, primarily from orders that were captured prior to COVID-19 reaching the Americas, which more than offset the slight decrease in the Emerging R&D and other markets.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2020	2019	$	%
U.S. & Canada	$756,000	$1,229,000	$(473,000)	(38%	)
Asia Pacific (APAC)	1,923,000	484,000	1,439,000	297%
Europe, Middle East, Asia (EMEA)	430,000	628,000	(198,000)	(32%	)
Latin America	320,000	481,000	(161,000)	(33%	)
TOTAL	$3,429,000	$2,822,000	$607,000	22%

In the first quarter of fiscal 2020, approximately 78% of sales originated outside of the United States and Canada compared with 56% in the prior year period. Significantly APAC increased 297%, primarily lead by several shipments to China, as manufacturing operations came back online following temporary COVID-19 shutdowns.

Gross Profit:

	Three Months Ended May 31,		Change
	2020	2019	$	%
Net Sales	$3,429,000	$2,822,000	$607,000	22%
Cost of Goods Sold	1,868,000	1,517,000	351,000	23%
Gross Profit	$1,561,000	$1,305,000	$256,000	20%

Gross Profit %	45.5%	46.2%

Our gross profit increased $256,000, or 20%, to $1,561,000 for the first quarter of fiscal 2021 compared with $1,305,000 in the prior year period. Our gross profit margin decreased 0.7% to 45.5% in the first quarter of fiscal 2021 compared to 46.2% in the prior year period. The decrease in gross profit margin during the quarter is primarily due to product mix.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2020	2019	$	%
Research and product development	$412,000	$354,000	$58,000	16%
Marketing and selling	$707,000	$677,000	$30,000	4%
General and administrative	$258,000	$269,000	$(11,000)	(4%	)
Total Operating Expenses	$1,377,000	$1,300,000	$77,000	6%

Research and Product Development:

Research and product development costs increased in the first quarter of fiscal 2021 due to increased salaries and related costs. In the prior year period, some of our personnel were assigned to specific customer sales orders and the associated research and development costs were recorded in inventory, as incurred.

Marketing and Selling:

Marketing and selling expenses increased in the first quarter of fiscal 2021 due to increases in sales salaries and commission expense. These increases were partially offset by decreased travel and trade show expense.

General and Administrative:

In the first quarter of fiscal 2021, we experienced decreases in professional fees, travel and stock-based compensation expense.

Operating Income:

Operating income increased to $184,000 in the first quarter of fiscal 2021 compared with $5,000 for the prior year period, an increase of $179,000. The increase in operating income is a result of our gross margin increasing by $256,000, offset by an increase in our operating expenses of $77,000.

Interest Expense:

Interest expense was $8,000 in the first fiscal quarter of 2021 compared with $9,000 for the prior year period.

Interest and Dividend Income:

Interest and dividend income decreased $8,000 to $23,000 in the first quarter of fiscal 2020 as compared with $31,000 for the first quarter of fiscal 2020. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2020, the majority of our holdings are rated at or above investment grade.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate. For the first quarter of fiscal 2021, the Company’s rental revenue was $18,000, expenses were $7,000 and the net profit was $11,000.

In the first quarter of fiscal 2020, the Company’s rental revenue was $20,000, expenses were $15,000 and the net profit was $5,000.

Income Tax Expense:

We recorded income tax expense of $42,000 for the first quarter of fiscal 2021 compared with $6,000 for the first quarter of fiscal 2020.

Net Income:

We had net income of $168,000 for the first quarter of fiscal 2021 compared with $25,000 for the prior year period for the reasons previously noted.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $707,000 to $7,880,000 at May 31, 2020 from $7,173,000 at February 28, 2020. The increase in working capital was mostly the result of the current period's net income and noncash charges and the proceeds of long term note payable partially offset by purchases of equipment and the repayment of long-term debt.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2020 and February 28, 2020, our working capital included:

	May 31, 2020	February 28, 2020	Cash Increase
Cash and cash equivalents	$4,382,000	$3,660,000	$722,000
Marketable securities	3,908,000	4,219,000	(311,000)
Total	$8,290,000	$7,879,000	$411,000

The following table summarizes the accounts and the major reasons for the $411,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$304,000
Accounts receivable increase	(412,000)	Timing of cash receipts.
Inventories increase	(148,000)	Required to support backlog.
Equipment purchases	(152,000)	Equipment and facilities upgrade.
Customer deposits decrease	(323,000)	Timing of deposits.
Note payable proceeds	1,002,000	Paycheck Protection Program loan proceeds.
Accounts payable increase	135,000	Timing of disbursements.
Other - net	5,000
Net increase in cash	$411,000

Stockholders’ Equity – Stockholder’s Equity increased $176,000 from $9,782,000 at February 28, 2020 to $9,958,000 at May 31, 2020. The increase is a result of the current period’s net income of $168,000 and $8,000 in additional equity related to stock-based compensation awards.

Operating Activities – Our operating activities used $396,000 of cash in the first quarter of fiscal 2021 compared with generating $362,000 in the first quarter of fiscal 2020. The increase in cash used by operating activities was mostly the result of increases in accounts receivable and inventories and a decrease in customer deposit balances. These uses of cash were partially offset by the current period’s net income and non-cash charges and increases in accounts payable, accrued expenses and income taxes payable.

Investing Activities – For the first quarter of fiscal 2021, our investing activities generated $158,000 of cash compared with using $1,543,000 for the first quarter of fiscal 2020. For the first quarters of fiscal years 2021 and 2020, we used $152,000 and $129,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first quarter of fiscal 2021, our marketable securities provided $311,000 compared with the use of $1,413,000 for the purchase of marketable securities for the first quarter of 2020.

Financing Activities –

In the first quarter of fiscal years 2021 and 2020, we used $42,000 and $40,000, respectively, for the repayment of our notes payable.

Paycheck Protection Program Loan

During the first quarter of fiscal 2021, we borrowed $1,001,640 (the “PPP Loan”) from a bank under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest are due until November 2020, at which time we are required to make 18 monthly payments of principal and interest in the amount of $56,370.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, at least 60 percent of the PPP Loan proceeds must be used for eligible payroll and payroll related costs. The terms of any forgiveness may also be subject to further requirements in any regulations and guidelines the SBA may adopt.

We intend to use the entire PPP Loan proceeds for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP note and cross defaults. As of the date of this Report, we have incurred approximately $795,000 in payroll, payroll related costs and other qualifying expenses.

Net Increase in Cash – In the first quarter of fiscal 2021, our cash balance increased by $722,000 as compared to a decrease of $1,221,000 in the first quarter of 2020. In the first quarter of fiscal 2021, our operating activities used $396,000 of cash and our marketable securities generated $311,000 of cash. In addition, we used $152,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and $42,000 for the repayment of our notes payable. In the first quarter of fiscal 2021, we received $1,002,000 in proceeds from a note payable.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 29, 2020.

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

Although the Company's assets included $4,382,000 in cash and $3,908,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2020. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: July 15, 2020

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer