Form 10-Q
period 2020-08-31
SONO TEK CORP
filed 2020-10-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 12, 2020
Class
Common Stock, par value $.01 per share	15,439,660

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 5

Condensed Consolidated Balance Sheets – August 31, 2020 (Unaudited) and February 29, 2020	1

Condensed Consolidated Statements of Operations – Six and Three Months Ended August 31, 2020 and 2019 (Unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity – Six and Three Months Ended August 31, 2020 and 2019 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – Six Months Ended August 31, 2020 and 2019 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements6	6 - 11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12 –18

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	19

Item 4 – Controls and Procedures	19

Part II - Other Information	20

Signatures and Certifications	21

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,
	2020	February 29,
	(Unaudited)	2020
ASSETS

Current Assets:
Cash and cash equivalents	$3,971,611	$3,659,551
Marketable securities	3,852,601	4,219,240
Accounts receivable (less allowance of $71,000)	1,348,648	929,701
Inventories, net	2,462,048	2,381,891
Prepaid expenses and other current assets	94,835	153,698
Total current assets	11,729,743	11,344,081

Land	250,000	250,000
Buildings, net	1,614,391	1,654,061
Equipment, furnishings and building improvements, net	1,236,607	1,212,578
Intangible assets, net	97,999	106,291
Deferred tax asset	176,314	176,314

TOTAL ASSETS	$15,105,054	$14,743,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$712,704	$668,721
Accrued expenses	1,319,327	1,613,409
Customer deposits	988,102	1,648,690
Current maturities of long term debt	725,743	169,716
Income taxes payable	63,743	70,621
Total current liabilities	3,809,619	4,171,157

Deferred tax liability	251,761	251,761
Long term debt, less current maturities	899,573	538,000
Total liabilities	4,960,953	4,960,918

Commitments and Contingencies – (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,435,935 and 15,348,180 shares issued and outstanding, respectively	154,360	153,482
Additional paid-in capital	9,033,531	9,018,406
Accumulated earnings	956,210	610,519
Total stockholders’ equity	10,144,101	9,782,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,105,054	$14,743,325

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2020	2019	2020	2019

Net Sales	$6,909,185	$6,168,250	$3,480,641	$3,345,822
Cost of Goods Sold	3,727,486	3,316,323	1,859,675	1,798,830
Gross Profit	3,181,699	2,851,927	1,620,966	1,546,992

Operating Expenses
Research and product development costs	834,940	658,870	423,516	321,697
Marketing and selling expenses	1,388,987	1,476,696	682,270	799,284
General and administrative costs	572,254	619,475	313,852	333,662
Total Operating Expenses	2,796,181	2,755,041	1,419,638	1,454,643

Operating Income	385,518	96,886	201,328	92,349

Interest Expense	(17,704)	(17,465)	(9,287)	(8,518)
Interest and Dividend Income	25,483	56,983	2,837	25,812
Other income	19,519	16,877	8,084	12,122

Income Before Income Taxes	412,816	153,281	202,962	121,765

Income Tax Expense	67,125	13,303	25,199	7,000

Net Income	$345,691	$139,978	$177,763	$114,765

Basic Earnings Per Share	$0.02	$0.01	$0.01	$0.01

Diluted Earnings Per Share	$0.02	$0.01	$0.01	$0.01

Weighted Average Shares - Basic	15,410,952	15,285,024	15,424,126	15,301,613

Weighted Average Shares - Diluted	15,530,910	15,376,906	15,533,010	15,399,163

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

SIX AND THREE MONTHS ENDED AUGUST 31, 2020 AND 2019

Six Months Ended August 31, 2020 and 2019

	Common Stock		Additional	Accumulated	Total
	Par Value $.01		Paid – In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance – February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407
Cashless exercise of stock options	87,755	878	(878)		—
Stock based compensation expense			16,003		16,003
Net Income				345,691	345,691
Balance – August 31, 2020 (Unaudited)	15,435,935	$154,360	$9,033,531	$956,210	$10,144,101

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$(496,923)	$8,584,660
Cashless exercise of stock options	104,050	1,040	(1,040)		—
Stock based compensation expense			43,827		43,827
Net Income				139,978	139,978
Balance – August 31, 2019 (Unaudited)	15,301,613	$153,016	$8,972,394	$(356,945)	$8,768,465

Three Months Ended August 31, 2020 and 2019

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance – June 1, 2020 (Unaudited)	15,422,985	$154,230	$9,025,755	$778,447	$9,958,432
Cashless exercise of stock options	12,950	130	(130)
Stock based compensation expense			7,906		7,906
Net Income				177,763	177,763
Balance – August 31, 2020 (Unaudited)	15,435,935	$154,360	$9,033,531	$956,210	$10,144,101

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance – June 1, 2019 (Unaudited)	15,301,613	$153,016	$8,939,877	$(471,710)	$8,621,183
Stock based compensation expense			32,517		32,517
Net Income				114,765	114,765
Balance – August 31, 2019 (Unaudited)	15,301,613	$153,016	$8,972,394	$(356,945)	$8,768,465

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Unaudited
	Six Months Ended August 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$345,691	$139,978
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	214,280	191,977
Stock based compensation expense	16,003	43,827
Inventory reserve	36,000	32,000
Decrease (Increase) in:
Accounts receivable	(418,947)	125,491
Inventories	(116,157)	(952,898)
Prepaid expenses and other current assets	58,863	212,642
(Decrease) Increase in:
Accounts payable and accrued expenses	(250,099)	352,124
Customer Deposits	(660,588)	434,894
Income taxes payable	(6,878)	8,472
Net Cash (Used In) Provided by Operating Activities	(781,832)	588,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(290,347)	(319,055)
Capital expenditure grant proceeds	100,000	—
Sale (purchase) of marketable securities	366,639	(1,051,898)
Net Cash Provided by (Used in) Investing Activities	176,292	(1,370,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - bank	1,001,640	—
Repayment of long term debt	(84,040)	(80,696)
Net Cash Provided by (Used In) Financing Activities	917,600	(80,696)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	312,060	(863,142)

CASH AND CASH EQUIVALENTS
Beginning of period	3,659,551	3,144,123
End of period	$3,971,611	$2,280,981

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$13,972	$17,465
Income Taxes Paid	$74,004	$4,831

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2020 and 2019

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

Concentration of Credit Risk – The Company does not believe that it is subject to any unusual or significant risks in the normal course of business. The Company had three customers, which accounted for 30% of sales during the six months ended August 31, 2020. Three customers accounted for 47% of the outstanding accounts receivables at August 31, 2020.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At August 31, 2020, deposits in excess of the FDIC limits were $6,534,000.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2020 and February 29, 2020, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – August 31, 2020	$3,401,677	$450,924	$—	$3,852,601

Marketable Securities – February 29, 2020	$3,565,629	653,611	$—	$4,219,240

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $3,852,601 and $4,219,240 that are considered to be highly liquid and easily tradeable as of August 31, 2020 and February 29, 2020, respectively. Mutual funds & US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be available-for-sale investments as defined under ASC 320 “Investments – Debt and Equity Securities.”

Grant Proceeds – The Company was awarded a $100,000 Wired Innovations Center grant in June 2019 from the utility that provides its electricity service. Proceeds of the grant was conditioned upon the Company’s successful completion of certain energy efficiency related improvements. In addition, the grant was subject to certain other requirements and was provided on a reimbursement basis only. The Company expended approximately $580,000 related to these improvements during the fiscal year ended February 29, 2020. During the second quarter of fiscal 2021, the Company received the $100,000 grant in its entirety.

The Company has concluded that this grant is not within the scope of ASC 606, as it does not meet the definition of a contract with a “customer”. The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as the Company is a business entity and the grant is from a public utility. Grants and related receivables are recognized when there is reasonable assurance that the grant will be received, and all attaching conditions will be complied with. The Company has applied the grant proceeds against the cost of the capitalized improvements applicable to the grant, reducing the carrying value and the related depreciation expense going forward.

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

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $176,566 and $171,210 at August 31, 2020 and February 29, 2020, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Inventories - Inventories are stated at the lower of cost or net realized value. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

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

NOTE 3: REVENUE RECOGNITION

A majority of the Company’s sales revenue is derived from short term contracts with customers, which, on average, are in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

Sales revenue is recognized when control of the Company’s manufactured equipment is transferred to its customers, in an amount that reflects the consideration the Company expects to receive based upon the agreed transaction price. The Company’s performance obligations are satisfied when its customers take control of the purchased equipment, as defined by the contract terms. Based on prior experience, the Company reasonably estimates its warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant its customers or independent representatives, the ability to return equipment nor does it grant price adjustments after a sale is complete.

The Company does not capitalize any sales commission costs related to the acquisition of a contract. All commissions related to a performance obligation that are satisfied at a point in time are expensed when the customer takes control of the purchased equipment.

The Company receives cash deposits for customer orders based upon contract terms. Upon receipt, customer deposits are recorded as a short-term liability. Cash deposits received from customers may not always equal 100% of the contracted revenue for a given contract. In addition to cash deposits, the Company will accept irrevocable standby letters of credit from customers based upon contract terms. The Company also provides negotiated payment terms to its customers. At February 29, 2020, the Company had received $1,649,000 in cash deposits from customers. During the six months ended August 31, 2020, the Company applied 100% of these deposits against customer accounts receivable when the Company's performance obligations were met.

At August 31, 2020, the Company had received $988,000 in cash deposits for customer orders and had issued Letters of Credit in the amount of $1,271,000 to secure some of these cash deposits. Subsequent to August 31, 2020, the Company received an additional $618,000 in cash deposits that is secured by the outstanding Letters of Credit.

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 29,
	2020	2020
Raw materials and subassemblies	$1,035,721	$967,089
Finished goods	690,835	752,999
Work in process	964,772	855,083
Total	2,691,328	2,575,171
Less: Allowance	(229,280)	(193,280)
Net inventories	$2,462,048	$2,381,891

NOTE 5: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2020, there were 427,709 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of August 31, 2020, there were 47,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

During the six months ended August 31, 2020, 136,458 options were exercised on a cashless basis into 87,755 shares of common stock.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the three and six months ended August 31, 2020, the Company granted options to acquire 22,500 shares to employees exercisable at $3.70. The options granted to employees vest over three years and expire in ten years. The options had a weighted average grant date fair value of $1.25 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2020
Expected Life	8 years
Risk free interest rate	0.46%
Expected volatility	33.55%
Expected dividend yield	0%

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

For the three and six months ended August 31, 2020 and 2019, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $8,000 and $33,000 in additional compensation expense during the three months ended August 31, 2020 and 2019, respectively. The impact of applying ASC 718 approximated $16,000 and $44,000 in additional compensation expense during the six months ended August 31, 2020 and 2019, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 7: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share at August 31, 2020 and 2019 are calculated as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2020	2019	2020	2019

Numerator for basic and diluted earnings per share	$345,691	$139,978	$177,763	$114,765

Denominator for basic earnings per share – weighted average	15,410,952	15,285,024	15,424,126	15,301,613

Effects of dilutive securities
Stock options for employees, directors and outside consultants	119,958	91,882	108,884	97,550

Denominator for diluted earnings per share	15,530,910	15,376,906	15,533,010	15,399,163

Basic earnings per share	$0.02	$0.01	$0.01	$0.01
Diluted earnings per share	$0.02	$0.01	$0.01	$0.01

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 29,
	2020	2020

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	$623,676	$707,716

Note Payable, bank, unsecured, Paycheck Protection Program funding, payable in monthly installments of principal and interest of $56,370 through April 2022. Interest rate 1%. 2-year term, no repayments required for the first six months. Under the terms of the CARE Act, forgiveness for all or a portion of the loan may be granted based upon use of the loan proceeds for eligible payroll and related payroll costs and other qualified expenses.	1,001,640	—

Total long-term debt	1,625,316	707,716
Due within one year	725,743	169,716
Due after one year	$899,573	$538,000

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 3.25% at August 31, 2020. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The line of credit is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of August 31, 2020, $1,271,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire at various times in the fiscal years ending February 28, 2021 and 2022. As of August 31, 2020, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $229,000 as of August 31, 2020.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit disclosed in Note 9, the Company did not have any material commitments or contingencies as of August 31, 2020.

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated subsequent events for disclosure purposes.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, press releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; the recovery of the Electronics/Microelectronics and Medical markets following COVID-19 related slowdowns and further adverse effects to our supply chain; the forgiveness of our PPP loan; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues as forecasted.

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

Our ultrasonic nozzle systems use high frequency, ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing thin layers of protective materials over a surface such as glass or metals. Our solutions are environmentally friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw material, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions.

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

We are a global business with approximately 58% of our sales generated from outside the United States and Canada during the first six months of fiscal 2021. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

Over the last decade, we have shifted our business from primarily selling our ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems to original equipment manufacturers (“OEMs”). The range for our average full system selling price has increased as a result, going from tens of thousands of dollars to hundreds of thousands of dollars. As a result of this transition, we have broadened our addressable market and we believe that we can grow sales on a larger scale, however, we expect that we will experience wide variations in both order flow and shipments from quarter to quarter.

Second Quarter Fiscal 2021 Highlights (compared with the second quarter of fiscal 2020 unless otherwise noted) We refer to the three-month periods ended August 31, 2020 and 2019 as the second quarter of fiscal 2021 and fiscal 2020, respectively.

•	Net sales were $3,481,000, up 4% or $135,000, driven by increased sales of highly customized multi axis coating systems and integrated coating systems; with strong demand for our alternative energy products.
•	Gross profit margin remained constant at 46%.
•	Operating income increased to $201,000, compared with operating income of $92,000. Growth in revenue and gross profit improved operating income during the quarter.
•	Backlog on August 31, 2020 was up 45% to $5,106,000, compared with backlog of $3,517,000 on February 29, 2020. Increase is due to two major orders.

First Half Fiscal 2021 Highlights (compared with the first half of fiscal 2020 unless otherwise noted) We refer to the six-month periods ended August 31, 2020 and 2019 as the first half of fiscal 2021 and fiscal 2020, respectively.

•	Net sales were $6,909,000, up 12% or $741,000, driven primarily by increased demand from the Alternative Energy market, and strong sales of our integrated systems in the industrial market segment. This was a result of the effectiveness of our efforts to provide application engineering expertise and custom-designed complex coating solutions, of high customer value and greater selling price and increased revenue.
•	Gross profit margin remained consistent at 46% for both periods, but on a dollar basis, improved due to increased sales.
•	Operating income increased to $386,000, compared with $97,000. Growth in revenue and gross profit were key factors in the improvement of operating income during the first half of fiscal 2021.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2020	2019	$	%		2020	2019	$	%
Fluxing Systems	$94,000	$211,000	(117,000)	(55%	)	$438,000	$602,000	(164,000)	(27%	)
Integrated Coating Systems	673,000	413,000	260,000	63%		1,849,000	810,000	1,039,000	128%
Multi-Axis Coating Systems	1,985,000	1,815,000	170,000	9%		2,898,000	2,888,000	10,000	—
OEM Systems	232,000	246,000	(14,000)	(6%	)	654,000	565,000	89,000	16%
Other	497,000	661,000	(164,000)	(25%	)	1,070,000	1,303,000	(233,000)	(18%	)
TOTAL	$3,481,000	$3,346,000	135,000	4%		$6,909,000	$6,168,000	741,000	12%

Sales growth during the first half of fiscal 2021 was driven by a significant shipment of an integrated coating system for the Industrial Market valued at approximately $400,000 combined with a strong quarter for Multi-Axis coating systems sold to the Alternative Energy markets. The sales increase in these product lines more than offset the current quarter’s sales decrease in fluxing systems and in the Other product category.

Market Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2020	2019	$	%		2020	2019	$	%
Electronics/Microelectronics	$811,000	$1,376,000	(565,000)	(41%	)	$3,051,000	$2,913,000	138,000	5%
Medical	961,000	1,250,000	(289,000)	(23%	)	1,653,000	1,792,000	(139,000)	(8%	)
Alternative Energy	826,000	223,000	603,000	270%		1,221,000	610,000	611,000	100%
Emerging R&D and Other	479,000	400,000	79,000	20%		516,000	685,000	(169,000)	(25%	)
Industrial	404,000	97,000	307,000	316%		468,000	168,000	300,000	179%
TOTAL	$3,481,000	$3,346,000	135,000	4%		$6,909,000	$6,168,000	741,000	12%

The Alternative Energy market showed significant growth, primarily driven by sales to US - based companies for electrolyzer coating equipment used for fuel cell manufacturing and advanced carbon emission reduction technology. We also saw a strong quarter from the Industrial market resulting from our latest developed float glass coating platform, shipping to a US-based customer. The Electronics/ Microelectronics and Medical markets both declined with several potential orders being put on hold due to COVID concerns. We are optimistic that these orders will increase as countries come back online from COVID lockdowns.

Geographic Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2020	2019	$	%		2020	2019	$	%
U.S. & Canada	$2,156,000	$933,000	1,223,000	131%		$2,911,000	$2,164,000	747,000	35%
Asia Pacific (APAC)	232,000	642,000	(410,000)	(64%	)	718,000	553,000	165,000	30%
China	223,000	215,000	8,000	4%		1,659,000	787,000	872,000	111%
Europe, Middle East, Asia (EMEA)	767,000	883,000	(116,000)	(13%	)	1,198,000	1,512,000	(314,000)	(21%	)
Latin America	103,000	673,000	(570,000)	(85%	)	423,000	1,152,000	(729,000)	(63%	)
TOTAL	$3,481,000	$3,346,000	135,000	4%		$6,909,000	$6,168,000	741,000	12%

In the first half of fiscal 2021, approximately 58% of sales originated outside of the United States and Canada compared with 65% in the prior year period.

In the second quarter of fiscal 2021, approximately 38% of sales originated outside of the United States and Canada compared with 72% in the prior year period.

The increase in US and Canada based sales was influenced by the COVID-19 pandemic, as we saw a decrease in orders from several geographic territories outside the US during COVID-19 peaks. Sono-Tek has proven capable at adapting to COVID-19 country wide lockdowns by quickly refocusing efforts to those countries that are operational. This flexibility has been helpful in softening the impact of the pandemic and will continue to be part of our strategy for the foreseeable future.

Gross Profit:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2020	2019	$	%	2020	2019	$	%
Net Sales	$3,481,000	$3,346,000	135,000	4%	$6,909,000	$6,168,000	741,000	12%
Cost of Goods Sold	1,860,000	1,799,000	61,000	3%	3,727,000	3,316,000	411,000	12%
Gross Profit	$1,621,000	$1,547,000	74,000	5%	$3,182,000	$2,852,000	330,000	12%

Gross Profit %	46.6%	46.2%			46.1%	46.2%

For the second quarter of fiscal 2021, gross profit increased $74,000, or 5%, compared with the prior-year period due to increased revenue. Gross profit margin remains strong at 46.6% compared with 46.2% for the prior year period.

Gross profit increased $330,000, or 12%, to $3,182,000 for the first half of fiscal 2021 compared with $2,852,000 in the prior year period due to increased revenue. Gross profit margin remains strong at 46.1% compared with 46.2% for the prior year period.

Operating Expenses:

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2020	2019	$	%		2020	2019	$	%
Research and product development	$424,000	$322,000	102,000	32%		$835,000	$659,000	176,000	27%
Marketing and selling	682,000	799,000	(117,000)	(15%	)	1,389,000	1,477,000	(88,000)	(6%	)
General and administrative	314,000	334,000	(20,000)	(6%	)	572,000	619,000	(47,000)	(8%	)
Total Operating Expenses	$1,420,000	$1,455,000	(35,000)	(2%	)	$2,796,000	$2,755,000	41,000	1%

Research and Product Development:

Research and product development costs increased in both the second quarter and first half of fiscal 2021 due to increased salaries and related costs. In the prior year period, some of our personnel were assigned to specific customer sales orders and the associated research and development costs were recorded in inventory, as incurred.

Marketing and Selling:

Marketing and selling costs decreased in the second quarter of fiscal 2021 due to decreases in commissions, travel and trade show expenses.

Marketing and selling costs decreased in the first half of fiscal 2021 due to decreases in commissions, travel and trade show expenses. These decreases were partially offset by increased salaries and related costs in the first quarter of fiscal 2021.

In the second quarter of fiscal 2021, we expended approximately $117,000 for commissions as compared with $175,000 for the prior year fiscal period, a decrease of $58,000. In the second quarter of fiscal 2021, our external commission expense decreased by $77,000. This decrease was partially offset by an increase in internal commission expense of $19,000. In the first half of fiscal 2021, we expended approximately $247,000 for commissions as compared with $276,000 for the prior year fiscal period, a decrease of $29,000.

General and Administrative:

In the second quarter of fiscal 2021, we experienced decreases in professional fees and stock-based compensation expense. These decreases were partially offset by increased annual meeting and proxy expenses due to the Covid-19 outbreak.

In the first half of fiscal 2021, we experienced decreases in salaries, professional fees, travel, and stock based compensation. These decreases were partially offset by increased health insurance premiums and annual meeting expenses.

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

Operating Income:

Our operating income increased $109,000, to $201,000 in the second quarter of fiscal 2021 compared with $92,000 for the prior year period. Growth in revenue and gross profit were key factors in the improvement of operating income in the second quarter of fiscal 2021. Operating margin for the quarter increased to 5.8% compared with 2.8% in the prior year period.

For the first half of fiscal 2021, operating income increased $289,000, to $386,000 compared with $97,000 for the prior year period. Growth in revenue and gross profit were key factors in the improvement of operating income in the first half of fiscal 2021. Operating margin for the first half of fiscal 2021 increased to 5.6% compared with 1.6% in the prior year period.

Interest Expense:

Interest expense was $9,000 in the second fiscal quarter of 2020 compared with $8,000 for the prior year period. Interest expense was $18,000 in the first half of 2020 compared with $17,000 for the prior year period.

Interest and Dividend Income:

Interest and dividend income decreased $23,000 to $3,000 in the second quarter of fiscal 2021 as compared with $26,000 for the second quarter of fiscal 2020. In the first half of fiscal 2021 interest and dividend income decreased $32,000 to $25,000 as compared with $57,000 for the first half of fiscal 2020. The decrease in both periods is due to the decline in market rates. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At August 31, 2020, the majority of our holdings are rated at or above investment grade.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate. For the second quarter of fiscal 2021, the Company’s net rental income was $8,000. This compares with the second quarter of fiscal 2020 when net rental income was $7,000.

For the first half of fiscal 2021, the Company’s net rental income was $19,000. This compares with the first half of fiscal 2020 when net rental income was $12,000.

Income Tax Expense:

We recorded income tax expense of $25,000 for the second quarter of fiscal 2021 compared with $7,000 for the prior year period.

We recorded income tax expense of $67,000 for the first half of fiscal 2021 compared with $13,000 for the first half of fiscal 2020.

Net Income:

Net income increased by $63,000 to $178,000 for the second quarter of fiscal 2021 compared with $115,000 for the prior year period.

Net income increased by $206,000 to $346,000 for the first half of fiscal 2021 compared with $140,000 for the prior year period.

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

In response to the pandemic and these actions, we began implementing changes in our business in March 2020 to protect our employees and customers:

•	We implemented social distancing and other health and safety protocols.

•	We have flexed the workforce in our manufacturing operations based on business needs, including the addition of a second shift and the implementation of remote, alternative and flexible work arrangements.

•	We have enhanced cleaning and sanitary procedures.

•	We temporarily eliminated domestic and international travel for the first quarter of fiscal 2021 and have maintained significantly reduced travel for the second fiscal quarter of 2021.

•	We restricted access to our facilities to only employees and essential non-employees with strict protocols.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $747,000 to $7,920,000 at August 31, 2020 from $7,173,000 at February 29, 2020. The increase in working capital was mostly the result of the current period’s net income and noncash charges and the proceeds of a long term note payable partially offset by purchases of equipment and the repayment of long-term debt.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2020 and February 29, 2020, our working capital included:

	August 31, 2020	February 29, 2020	Cash Increase (Decrease)
Cash and cash equivalents	$3,972,000	$3,660,000	$312,000
Marketable securities	3,853,000	4,219,000	(366,000)
Total	$7,825,000	$7,879,000	$(54,000)

The following table summarizes the accounts and the major reasons for the $54,000 decrease in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$612,000
Accounts receivable increase	(419,000)	Timing of receipts.
Inventories increase	(116,000)	Required to support backlog.
Equipment purchases	(290,000)	Equipment upgrade for productivity.
Customer deposits decrease	(661,000)	Shipment of orders.
Accounts payable decrease	(250,000)	Timing of disbursements.
Repayment of long-term debt	(84,000)	Repayment of debt.
Note payable proceeds	1,002,000	Paycheck Protection Program loan proceeds.
Capital expenditure grant proceeds	100,000	Receipt of grant proceeds.
Other - net	52,000	Timing of disbursements and other miscellaneous items.
Net decrease in cash	$(54,000)

Stockholders’ Equity – Stockholders’ Equity increased $362,000 from $9,782,000 at February 29, 2020 to $10,144,000 at August 31, 2020. The increase is a result of the current period’s net income of $346,000 and $16,000 in additional equity related to stock-based compensation awards.

Operating Activities – Our operating activities used $782,000 of cash in the first half of fiscal 2021 compared with generating $589,000 in the first half of fiscal 2020. The increased use of cash in our operating activities was mostly the result of increases in accounts receivable and inventories and decreases in customer deposits and accounts payable. These uses of cash were partially offset by the current period’s net income and non-cash charges.

Investing Activities – For the first half of fiscal 2021, our investing activities generated $176,000 of cash compared with using $1,371,000 in the first half of fiscal 2020. For the first halves of fiscal years 2021 and 2020, we used $290,000 and $319,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first half of 2021, our marketable securities provided $367,000 compared with the use of $1,052,000 for the purchase of marketable securities in the first half of fiscal 2020.

In the second quarter of fiscal 2021, we received $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

Financing Activities – In the first halves of fiscal years 2021 and 2020, we used $84,000 and $81,000, respectively, for the repayment of our note payable.

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

We intend to use the entire PPP Loan proceeds for designated qualifying expenses and to apply for forgiveness of the PPP Loan in accordance with the terms of the PPP. No assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP note and cross defaults. As of the date of this Report, we have incurred approximately $776,000 in payroll, payroll related costs and other qualifying expenses. We have been informed by the bank which made our PPP Loan that the SBA has not begun processing forgiveness applications as of the date of this Report.

Net Increase in Cash – In the first half of fiscal 2021, our cash balance increased by $312,000 as compared to a decrease of $863,000 in the first half of 2020. In the first half of fiscal 2021, our operating activities used $782,000 of cash. In addition, we used $290,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, our marketable securities provided $367,000 of cash, and we used $84,000 for the repayment of our notes payable. In the first half of fiscal 2020, we received $1,002,000 in proceeds from a PPP Loan and $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

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

Although the Company's assets included $3,972,000 in cash and $3,853,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2020. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 15, 2020

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer