Form 10-Q
period 2020-11-30
SONO TEK CORP
filed 2021-01-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-16035

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☑	Smaller reporting company ☑
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 14, 2021
Class
Common Stock, par value $.01 per share	15,452,143

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2020	February 29,
	(Unaudited)	2020
ASSETS

Current Assets:
Cash and cash equivalents	$6,014,009	$3,659,551
Marketable securities	3,225,516	4,219,240
Accounts receivable (less allowance of $56,000 and $71,000, respectively)	1,673,983	929,701
Inventories, net	2,447,102	2,381,891
Prepaid expenses and other current assets	126,627	153,698
Total current assets	13,487,237	11,344,081

Land	250,000	250,000
Buildings, net	1,594,205	1,654,061
Equipment, furnishings and building improvements, net	1,162,009	1,212,578
Intangible assets, net	93,852	106,291
Deferred tax asset	223,192	176,314

TOTAL ASSETS	$16,810,495	$14,743,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$917,829	$668,721
Accrued expenses	1,557,618	1,613,409
Customer deposits	1,782,113	1,648,690
Current maturities of long term debt	895,713	169,716
Income taxes payable	285,346	70,621
Total current liabilities	5,438,619	4,171,157

Deferred tax liability	209,335	251,761
Long term debt, less current maturities	686,992	538,000
Total liabilities	6,334,946	4,960,918

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,445,594 and 15,348,180 shares issued and outstanding, at November 30 and February 29, respectively	154,456	153,482
Additional paid-in capital	9,044,405	9,018,406
Retained earnings	1,276,688	610,519
Total stockholders’ equity	10,475,549	9,782,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,810,495	$14,743,325

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2020	2019	2020	2019

Net Sales	$10,736,327	$9,840,536	$3,827,142	$3,672,286
Cost of Goods Sold	5,624,002	5,191,929	1,896,516	1,875,606
Gross Profit	5,112,325	4,648,607	1,930,626	1,796,680

Operating Expenses
Research and product development costs	1,241,739	1,020,299	406,799	361,429
Marketing and selling expenses	2,154,956	2,326,115	765,969	849,419
General and administrative costs	883,384	935,693	311,130	316,218
Total Operating Expenses	4,280,079	4,282,107	1,483,898	1,527,066

Operating Income	832,246	366,500	446,728	269,614

Interest Expense	(23,949)	(25,465)	(6,245)	(8,000)
Interest and Dividend Income	26,953	77,496	1,470	20,513
Other income	30,343	24,404	10,824	7,527

Income Before Income Taxes	865,593	442,935	452,777	289,654

Income Tax Expense	199,424	23,303	132,299	10,000

Net Income	$666,169	$419,632	$320,478	$279,654

Basic Earnings Per Share	$0.04	$0.03	$0.02	$0.02

Diluted Earnings Per Share	$0.04	$0.03	$0.02	$0.02

Weighted Average Shares - Basic	15,420,787	15,291,968	15,440,673	15,306,008

Weighted Average Shares - Diluted	15,547,604	15,354,472	15,583,089	15,371,819

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NINE AND THREE MONTHS ENDED NOVEMBER 30, 2020 AND 2019

Nine Months Ended November 30, 2020 and 2019

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance – February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407
Cashless exercise of stock options	97,414	974	(974)		—
Stock based compensation expense			26,973		26,973
Net Income				666,169	666,169
Balance – November 30, 2020 (unaudited)	15,445,594	$154,456	$9,044,405	$1,276,688	$10,475,549

Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$(496,923)	$8,584,660
Cashless exercise of stock options	126,268	1,262	(1,262)		—
Stock based compensation expense			81,634		81,634
Net income				419,632	419,632
Balance – November 30, 2019 (unaudited)	15,323,831	$153,238	$9,009,979	$(77,291)	$9,085,926

Three Months Ended November 30, 2020 and 2019

	Common Stock Par Value $.01		Additional Paid – In	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance – August 31, 2020 (unaudited)	15,435,935	$154,360	$9,033,531	$956,210	$10,144,101
Cashless exercise of stock options	9,659	96	(96)		—
Stock based compensation expense			10,970		10,970
Net income				320,478	320,478
Balance – November 30, 2020 (unaudited)	15,445,594	$154,456	$9,044,405	$1,276,688	$10,475,549

Balance – August 31, 2019 (unaudited)	15,301,613	$153,016	$8,972,394	$(356,945)	$8,768,465
Cashless exercise of stock options	22,218	222	(222)		—
Stock based compensation expense			37,807		37,807
Net income				279,654	279,654
Balance – November 30, 2019 (unaudited)	15,323,831	$153,238	$9,009,979	$(77,291)	$9,085,926

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$666,169	$419,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350,043	290,203
Stock based compensation expense	26,973	81,634
Inventory reserve	54,000	50,000
Deferred tax benefit	(89,304)	—
Decrease (Increase) in:
Accounts receivable	(744,282)	59,571
Inventories	(119,211)	(1,370,764)
Prepaid expenses and other current assets	27,071	201,453
Increase in:
Accounts payable and accrued expenses	193,317	469,026
Customer Deposits	133,423	804,268
Income taxes payable	214,725	18,472
Net Cash Provided By Operating Activities	712,924	1,023,495

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furnishings	(327,180)	(392,346)
Capital expenditure grant proceeds	100,000	—
Sale (purchase) of marketable securities, net	993,724	(1,374,229)
Net Cash Provided By (Used In) Investing Activities	766,544	(1,766,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - bank	1,001,640	—
Repayment of long term debt	(126,650)	(121,537)
Net Cash Provided By (Used In) Financing Activities	874,990	(121,537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,354,458	(864,617)

CASH AND CASH EQUIVALENTS
Beginning of period	3,659,551	3,144,123
End of period	$6,014,009	$2,279,506

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$20,573	$25,465
Income Taxes Paid	$74,004	$4,831

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2020 and 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 29, 2020 (“fiscal year 2020”) contained in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on May 29, 2020. The Company’s current fiscal year ends on February 28, 2021 (“fiscal 2021”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Concentration of Credit Risk – The Company had three customers, which accounted for 30% of sales during the three months ended November 30, 2020 and four customers which accounted for 30% of sales during the nine months ended November 30, 2020. Three customers accounted for 45% of the outstanding accounts receivables at November 30, 2020 and three customers accounted for 67% of the outstanding accounts receivable at February 29, 2020.

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of FDIC insurance limits.

Consolidation – The accompanying unaudited condensed consolidated financial statements of the Company, include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Industrial Park, LLC (“SIP”). SIP operates as a real estate holding company for the Company’s real estate operations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments – The Company applies Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts of financial instruments reported in the accompanying unaudited condensed consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The fair values of financial assets of the Company were determined using the following categories at November 30, 2020 and February 29, 2020, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – November 30, 2020	$3,025,459	$200,057	$—	$3,225,516

Marketable Securities – February 29, 2020	$3,565,629	653,611	$—	$4,219,240

Marketable Securities include certificates of deposit and US Treasury securities, totaling $3,225,516 and $4,219,240 that are considered to be highly liquid and easily tradeable as of November 30, 2020 and February 29, 2020, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

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

Income Taxes – The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

Intangible Assets – Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $179,244 and $171,210 at November 30, 2020 and February 29, 2020, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods.

Land and Buildings – Land and buildings are stated at cost. Buildings are being depreciated by use of the straight-line method based on an estimated useful life of forty years.

Long-Lived Assets – The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded in the three or nine months ended November 30, 2020 and 2019 on the Company’s long lived assets.

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

New Accounting Pronouncements – In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU will be effective for the Company on March 1, 2021, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

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

Stock-Based Compensation – The computation of the expense associated with stock-based compensation requires the use of a valuation model. ASC 718 is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. ASC 718 requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of the Company’s estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact the Company’s financial statements for each respective reporting period.

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

At February 29, 2020, the Company had received $1,649,000 in cash deposits from customers. During the nine months ended November 30, 2020, the Company applied 100% of these deposits against customer accounts receivable when the Company's performance obligations were met.

At November 30, 2020, the Company had received $1,782,000 in cash deposits for customer orders and had issued Letters of Credit in the amount of $941,000 to secure some of these cash deposits.

The Company’s sales revenue by product line, for the three and nine months ended November 30, 2020 and 2019, is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2020	2019	2020	2019
Fluxing Systems	$242,000	$261,000	$680,000	$863,000
Integrated Coating Systems	1,071,000	628,000	2,920,000	1,438,000
Multi-Axis Coating Systems	1,249,000	1,631,000	4,147,000	4,519,000
OEM Systems	523,000	400,000	1,177,000	965,000
Other	742,000	752,000	1,812,000	2,056,000
TOTAL	$3,827,000	$3,672,000	$10,736,000	$9,841,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 30,	February 29,
	2020	2020
Raw materials and subassemblies	$1,089,907	$967,089
Finished goods	988,754	752,999
Work in process	615,721	855,083
Total	2,694,382	2,575,171
Less: Allowance	(247,280)	(193,280)
Net inventories	$2,447,102	$2,381,891

NOTE 5: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of November 30, 2020, there were 433,084 options outstanding under the 2013 Plan.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of November 30, 2020, there were 47,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

During the nine months ended November 30, 2020, 151,083 options were exercised on a cashless basis into 97,414 shares of common stock. During the nine months ended November 30, 2020, the Company granted options to acquire 22,500 shares to employees exercisable at $3.70, and options to acquire 20,000 shares to the non-employee members of the board of directors with an exercise price of $3.70. The options granted to employees and directors vest over three years and expire in ten years.

NOTE 6: STOCK BASED COMPENSATION

During the nine months ended November 30, 2020, the Company granted options to acquire 22,500 shares to employees exercisable at $3.70, and options to acquire 20,000 shares to the non-employee members of the board of directors with an exercise price of $3.70. The options granted to employees and directors vest over three years and expire in ten years. All of the options granted by the Company during the nine months ended November 30, 2020 had a combined weighted average grant date fair value of $1.03 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Nine Months Ended November 30, 2020
Expected Life	3 - 8 years
Risk free interest rate	0.46%
Expected volatility	33.55%
Expected dividend yield	0%

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. The Company accounts for forfeitures as they occur.

For the three and nine months ended November 30, 2020 and 2019, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $11,000 and $38,000 in additional compensation expense during the three months ended November 30, 2020 and 2019, respectively. The impact of applying ASC 718 approximated $27,000 and $82,000 in additional compensation expense during the nine months ended November 30, 2020 and 2019, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 7: EARNINGS PER SHARE

The denominators for the calculation of diluted earnings per share for the three and nine months ended November 30, 2020 and 2019 are calculated as follows:

	Nine Months Ended		Three Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share	$666,169	$419,632	$320,478	$279,654

Denominator for basic earnings per share – weighted average	15,420,787	15,291,968	15,440,673	15,306,008

Effects of dilutive securities

Stock options for employees, directors and outside consultants	126,817	62,504	142,416	65,811

Denominator for diluted earnings per share	15,547,604	15,354,472	15,583,089	15,371,819

Basic earnings per share	$0.04	$0.03	$0.02	$0.02
Diluted earnings per share	$0.04	$0.03	$0.02	$0.02

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 29,
	2020	2020

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term. In December 2020, the Company paid $580,717 to the lender, representing the entire outstanding principal balance and a prepayment penalty of $14,000.	$581,065	$707,716

Note Payable, bank, unsecured, Paycheck Protection Program funding, initially scheduled to be payable in monthly installments of principal and interest of $56,370 through April 2022. Interest rate 1%. 2-year term. Under the terms of the CARE Act, forgiveness for all or a portion of the loan may be granted based upon use of the loan proceeds for eligible payroll and related payroll costs and other qualified expenses. The Company has applied for forgiveness of this obligation. Under the Paycheck Protection Program Flexibility Act, payments of principal and interest shall be deferred until the date that the Small Business Administration remits the forgiveness amount to the Company’s lender or determines that some or all of the PPP loan is not eligible for forgiveness. If all or a portion of the loan is not forgiven, the unforgiven balance and accrued interest shall be payable during the remainder of the term of the loan.	1,001,640	—

Total long term debt	1,582,705	707,716
Due within one year	895,713	169,716
Due after one year	$686,992	$538,000

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 3.25% at November 30, 2020. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The line of credit is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of November 30, 2020, $941,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire at various times in the fiscal years ending February 28, 2021 and 2022. As of November 30, 2020, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $559,000 as of November 30, 2020.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit disclosed in Note 9, the Company did not have any material commitments or contingencies as of November 30, 2020.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; the recovery of the Electronics/ Microelectronics and Medical markets following COVID-19 related slowdowns; the forgiveness of our PPP loan; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within forecasted range.

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

We are a global business with approximately 62% of our sales generated from outside the United States and Canada during the first nine months of fiscal 2021. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

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

Third Quarter Fiscal 2021 Highlights (compared with the third quarter of fiscal 2020 unless otherwise noted) We refer to the three-month periods ended November 30, 2020 and 2019 as the third quarter of fiscal 2021 and fiscal 2020, respectively.

•	Net sales were $3,827,000, up 4% or $155,000, primarily driven by increased sales of our integrated coating systems in the Industrial market segment and OEM systems.

•	Gross profit increased $134,000 or 7% to $1,931,000 compared with $1,797,000 in the prior year period. Gross profit margin increased to 50.5% compared with 48.9%. In the quarter, gross profit margin increased due to a change in the product mix for the quarter.

•	Operating income increased $177,000 to $447,000 or 66%, compared with operating income of $270,000 in the prior year period. Growth in revenue, gross profit and decreased operating expenses improved operating income during the quarter.

•	Backlog on November 30, 2020 was up 29% to $4,549,000, compared with backlog of $3,517,000 on February 29, 2020. The increase in backlog is due to a large order for the textile industry valued at $1.1 million scheduled to ship in the fourth quarter of fiscal 2021 or first quarter of fiscal 2022.

Nine Month Fiscal 2021 Highlights (compared with the first nine months of fiscal 2020 unless otherwise noted) We refer to the nine-month periods ended November 30, 2020 and 2019 as the first nine months of fiscal 2021 and fiscal 2020, respectively.

•	Net sales were $10,736,000, up 9% or $895,000, led by strong sales of integrated coating systems to the Industrial market, and continued expansion of our customer base for the Alternative Energy sector.

•	Gross profit margin was consistent at 47% for both periods, but on a dollar basis, improved due to increased sales.

•	Operating income increased to $832,000 compared with $367,000. Growth in revenue and gross profit were key factors in the improvement of operating income during the quarter.

RESULTS OF OPERATIONS

Sales

Product Sales:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2020	2019	$	%		2020	2019	$	%
Fluxing Systems	$242,000	$261,000	$(19,000)	(7%	)	$680,000	$863,000	$(183,000)	(21%	)
Integrated Coating Systems	1,071,000	628,000	443,000	71%		2,920,000	1,438,000	1,482,000	103%
Multi-Axis Coating Systems	1,249,000	1,631,000	(382,000)	(23%	)	4,147,000	4,519,000	(372,000)	(8%	)
OEM Systems	523,000	400,000	123,000	31%		1,177,000	965,000	212,000	22%
Other	742,000	752,000	(10,000)	(1%	)	1,812,000	2,056,000	(244,000)	(12%	)
TOTAL	$3,827,000	$3,672,000	$155,000	4%		$10,736,000	$9,841,000	$895,000	9%

Sales growth in the third quarter and the first nine months of fiscal 2021 was driven by several significant shipments of our Integrated Coating systems into the Industrial and Electronic markets. The increase in sales of Integrated Coating systems more than offset the decrease in sales of our Fluxing systems, Multi-Axis Coating systems and the Other categories.

Market Sales:

	Three Months Ended					Nine Months Ended
	November 30,		Change			November 30,		Change
	2020	2019	$	%		2020	2019	$	%
Electronics/Microelectronics	$1,455,000	$1,104,000	$351,000	32%		$4,504,000	$4,017,000	$487,000	12%
Medical	831,000	1,083,000	(252,000)	(23%	)	2,484,000	2,875,000	(391,000)	(14%	)
Alternative Energy	783,000	917,000	(134,000)	(15%	)	2,004,000	1,527,000	477,000	31%
Emerging R&D and Other	207,000	252,000	(45,000)	(18%	)	723,000	937,000	(214,000)	(23%	)
Industrial	551,000	316,000	235,000	74%		1,021,000	485,000	536,000	111%
TOTAL	$3,827,000	$3,672,000	$155,000	4%		$10,736,000	$9,841,000	$895,000	9%

Significant growth in the Industrial market in the third quarter and the first nine months of fiscal 2021, was driven by a $463,000 shipment to the textile industry, which was part of a previously announced $1.6M order received early this fiscal year. The remaining balance of this order is scheduled to ship in the fourth quarter of fiscal 2021, or the first quarter of fiscal 2022.

As anticipated, the Alternative Energy market showed significant growth with the expansion of fuel cell activities in the first nine months of fiscal 2021, as a global hydrogen energy infostructure continues to gain acceptance in many countries. The Medical and Emerging R&D markets both declined with several potential orders being put on hold due to COVID-19 concerns. We believe that these orders will increase as countries come back online from COVID-19 lockdowns.

Geographic Sales:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2020	2019	$	%		2020	2019	$	%
U.S. & Canada	$1,165,000	$1,278,000	$(113,000)	(9%	)	$4,076,000	$3,440,000	$636,000	18%
Asia Pacific (APAC)	462,000	1,049,000	(587,000)	(56%	)	1,180,000	1,602,000	(422,000)	(26%	)
China	577,000	323,000	254,000	79%		2,236,000	1,110,000	1,126,000	101%
Europe, Middle East, Asia (EMEA)	1,216,000	737,000	479,000	65%		2,414,000	2,249,000	165,000	7%
Latin America	407,000	285,000	122,000	42%		830,000	1,440,000	(610,000)	(42%	)
TOTAL	$3,827,000	$3,672,000	$155,000	4%		$10,736,000	$9,841,000	$895,000	9%

In the third quarter of fiscal 2021, approximately 70% of sales originated outside of the United States and Canada compared with 65% in the prior year period.

In the first nine months of fiscal 2021, approximately 62% of sales originated outside of the United States and Canada compared with 65% in the prior year period.

In the first nine months of fiscal 2021, the increase in US and Canada based sales was influenced by the COVID-19 pandemic, as we saw several manufacturers transfer operations back to the US; also resulting in a decrease in orders from several geographic territories outside the US. Timing and severity of overseas sales dips has varied country to country, as each location has come in and out of lock downs. Sales to China continued to show strong growth, however, a majority of this revenue was for orders received prior to the COVID-19 pandemic. Sales to Latin America decreased due to a decrease in sales of our spray fluxer units to Mexico during the COVID-19 lockdowns, and due to a large medical system sold into Latin America in the prior fiscal year. Sono-Tek has proven capable at adapting to COVID-19 country wide lockdowns by quickly refocusing efforts to those countries that are operational. This flexibility has been helpful in softening the impact of the pandemic and will continue to be part of our strategy for the foreseeable future.

Gross Profit:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2020	2019	$	%	2020	2019	$	%
Net Sales	$3,827,000	$3,672,000	$155,000	4%	$10,736,000	$9,841,000	$895,000	9%
Cost of Goods Sold	1,896,000	1,875,000	21,000	1%	5,624,000	5,192,000	432,000	8%
Gross Profit	$1,931,000	$1,797,000	$134,000	7%	$5,112,000	$4,649,000	$463,000	10%

Gross Profit %	50.5%	48.9%			47.6%	47.2%

For the third quarter of fiscal 2021, gross profit increased $134,000, or 7%, compared with the prior-year period due to increased revenue. Gross profit margin increased to 50.5% during the quarter compared with 48.9% for the prior year period. The current quarter’s increase in gross profit margin is due to a change in the product mix for the quarter.

Gross profit increased $463,000, or 10%, to $5,112,000 for the first nine months of fiscal 2021 compared with $4,649,000 in the prior year period due to increased revenue. Gross profit margin remains strong at 47.6% compared with 47.2% for the prior year period.

Operating Expenses:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2020	2019	$	%		2020	2019	$	%
Research and product development	$407,000	$362,000	$45,000	12%		$1,242,000	$1,020,000	$222,000	22%
Marketing and selling	766,000	849,000	(83,000)	(10%	)	2,155,000	2,326,000	(171,000)	(7%	)
General and administrative	311,000	316,000	(5,000)	(2%	)	883,000	936,000	(53,000)	(6%	)
Total Operating Expenses	$1,484,000	$1,527,000	$(43,000)	(3%	)	$4,280,000	$4,282,000	$(2,000)	—

Research and Product Development:

Research and product development costs increased in both the third quarter and the first nine months of fiscal 2021 due to increased salaries and related costs. In the prior year periods, some of our personnel were assigned to specific customer sales orders and the associated research and development costs were recorded in inventory, as incurred.

Marketing and Selling:

Marketing and selling costs decreased in the third quarter of fiscal 2021 due to decreases in commissions, travel and trade show expenses. Marketing and selling costs decreased in the first nine months of fiscal 2021 due to decreases in commissions, travel and trade show expenses. These decreases were partially offset by increased salaries and related costs in the first quarter of fiscal 2021.

In the third quarter of fiscal 2021, we expended approximately $195,000 for commissions as compared with $229,000 for the prior year fiscal period, a decrease of $34,000. For the first nine months of fiscal 2021, we expended approximately $441,000 for commissions as compared with $505,000 for the prior year fiscal period, a decrease of $64,000. The decrease in commission expense, in both periods, is primarily the result of a decrease in international sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

General and Administrative:

In the third quarter of fiscal 2021, we experienced decreases in professional fees, corporate expenses, bank fees and stock-based compensation expense. These decreases were partially offset by increased salaries.

In the first nine months of fiscal 2021, we experienced decreases in professional fees, stock based compensation expense, travel and bank fees. These decreases were partially offset by increased salaries, health insurance premiums and annual meeting and proxy expenses related to the Covid-19 outbreak.

Health Insurance Premiums:

The Company’s health insurance program requires employee contributions. In the third quarter of fiscal 2021, the Company’s net health insurance expense was approximately $97,000 as compared with $94,000 for the prior year fiscal period, an increase of $3,000 or 3%.

For the first nine months of fiscal 2021, the Company’s net health insurance expense was approximately $288,000 as compared with $285,000 for the prior year fiscal period, an increase of $3,000 or 1%.

Operating Income:

Our operating income increased $177,000, to $447,000 in the third quarter of fiscal 2021, compared with $270,000 for the prior year period. This substantial improvement is the result of revenue growth and cost constraints which generated significant operating leverage. Operating margin for the third quarter increased to 11.7% compared with 7.4% in the prior year period.

For the first nine months of fiscal 2021, operating income increased $465,000, to $832,000 compared with $367,000 for the prior year period. This improvement is the result of revenue growth and cost constraints which generated operating leverage. Operating margin for the first nine months of fiscal 2021 increased to 7.8% compared with 3.7% in the prior year period.

Interest Expense:

Interest expense was $6,000 in the third fiscal quarter of 2021 compared with $8,000 for the prior-year period. For the first nine months of fiscal 2021, interest expense was $24,000 compared with $25,000 for the prior year period.

Interest and Dividend Income:

Interest and dividend income decreased $19,000 to $2,000 in the third quarter of fiscal 2021 as compared with $21,000 for the prior year period. For the first nine months of fiscal 2021, interest and dividend income decreased $50,000 to $27,000 as compared with $77,000 in the prior year period. The decrease in both periods is due to the decline in market rates. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities, certificates of deposit and mutual funds. At November 30, 2020, the majority of our holdings are rated at or above investment grade.

Other Income:

Included in other income is the net revenue related to the rental of the Company’s real estate. For the third quarter of fiscal 2021, the Company’s net rental income was $11,000 compared to net rental income of $7,000 for the third quarter of fiscal 2020.

For the first nine months of fiscal 2021, the Company’s net rental income was $30,000 compared with net rental income of $19,000 for the first nine months of fiscal 2020.

Income Tax Expense:

We recorded income tax expense of $132,000 for the third quarter of fiscal 2021 compared with $10,000 for the prior year period and recorded income tax expense of $199,000 for the first nine months of fiscal 2021 compared with $23,000 for the prior year period.

The increase in income tax expense in the third quarter and the first nine months of fiscal 2021 is due to the current period’s increase in income before taxes and to provide for the estimated tax liability associated with the first nine months of fiscal 2021.

Net Income:

Net income increased by $40,000 to $320,000 for the third quarter of fiscal 2021 compared with $280,000 for the prior fiscal period.

Net income increased by $246,000 to $666,000 for the first nine months of fiscal 2021 compared with $420,000 for the prior year period.

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

In response to the pandemic and these actions, we began implementing changes in our business in March 2020 to protect our employees and customers:

•	We implemented social distancing and other health and safety protocols.

•	We have flexed the workforce in our manufacturing operations based on business needs, including the addition of a second shift and the implementation of remote, alternative and flexible work arrangements.

•	We have enhanced cleaning and sanitary procedures.

•	We temporarily eliminated domestic and international travel for the first quarter of fiscal 2021 and have maintained significantly reduced travel for the second and third fiscal quarters of 2021.

•	We restricted access to our facilities to only employees and essential non-employees with strict protocols.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital – Our working capital increased $875,000 to $8,048,000 at November 30, 2020 from $7,173,000 at February 29, 2020. The increase in working capital was mostly the result of the current period’s net income and noncash charges and the proceeds of a long term note payable partially offset by purchases of equipment and the repayment of long-term debt.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2020 and February 29, 2020, our working capital included:

	November 30, 2020	February 29, 2020	Cash (Decrease) Increase
Cash and cash equivalents	$6,014,000	$3,660,000	$2,354,000
Marketable securities	3,226,000	4,219,000	(993,000)
Total	$9,240,000	$7,879,000	$1,361,000

The following table summarizes the accounts and the major reasons for the $1,361,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,008,000	To reconcile increase in cash.
Accounts receivable increase	(744,000)	Timing of cash receipts.
Inventories increase	(119,000)	Required to support backlog.
Prepaid expense decrease	27,000	Timing of disbursements.
Equipment purchases	(327,000)	Equipment upgrade for productivity.
Customer deposits increase	133,000	Received for new orders.
Accounts payable and accrued expenses increase	193,000	Timing of disbursements.
Repayment of long-term debt	(127,000)	Repayment of debt.
Note payable proceeds	1,002,000	Paycheck Protection Program loan proceeds.
Capital expenditure grant proceeds	100,000	Receipt of grant proceeds.
Taxes payable increase	215,000	Timing of disbursements.
Net increase in cash	$1,361,000

Stockholders’ Equity – Stockholders’ Equity increased $694,000 to $10,476,000 at November 30, 2020, from $9,782,000 at February 29, 2020. The increase was a result of the current period’s net income of $666,000 and $28,000 in additional equity related to stock based compensation awards.

Operating Activities – We generated $713,000 of cash in our operating activities in the first nine months of fiscal 2021 compared with $1,023,000 in the first nine months of fiscal 2020. The decrease in cash generated by operating activities was mostly the result of decreased accounts payable, accrued expenses, customer deposits and an increase in accounts receivable. These uses of cash were partially offset by decreased spending on inventories and an increase in income taxes payable, and an increase in income for the period.

Investing Activities – For the nine months of fiscal 2021, our investing activities generated $767,000 of cash compared with using $1,767,000 in the first nine months of fiscal 2020. For the first nine months of fiscal years 2021 and 2020, we used $327,000 and $392,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first nine months of fiscal 2021, our marketable securities provided $994,000 compared with the use of $1,374,000 for the purchase of marketable securities in the first nine months of fiscal 2020.

In the second quarter of fiscal 2021, we received $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

Financing Activities – In the first nine months of fiscal years 2021 and 2020, we used $127,000 and $122,000, respectively, for the repayment of our note payable.

Paycheck Protection Program Loan

During the first quarter of fiscal 2021, we borrowed $1,001,640 (the “PPP Loan”) from a bank under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan has a two-year term, bears interest at the rate of 1.0% per annum, and may be prepaid at any time without payment of any premium. No payments of principal or interest were scheduled to be due until November 2020, at which time we were to have been required to make 18 monthly payments of principal and interest in the amount of $56,370.

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

We believe that we have used the entire PPP Loan proceeds for designated qualifying expenses and have applied for forgiveness of the PPP Loan in accordance with the terms of the PPP. Under the Paycheck Protection Program Flexibility Act, payments of principal and interest shall be deferred until the date that the Small Business Administration remits the forgiveness amount to the Company’s lender or determines that some or all of the PPP loan is not eligible for forgiveness. If all or a portion of the loan is not forgiven the unforgiven balance and accrued interest shall be payable during the remainder of the term of the PPP loan.

No assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP note and cross defaults. As of the date of this Report, we have incurred approximately $2,342,000 in payroll, payroll related costs and other qualifying expenses.

Net Increase (Decrease) in Cash and Cash Equivalents – In the first nine months of fiscal 2021 our cash balance increased by $2,354,000 compared with a decrease of $865,000 in the first nine months of fiscal 2020. In the first nine months of fiscal 2021, our operating activities generated $713,000 of cash. In addition, we used $327,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements, our marketable securities provided $994,000 of cash, and we used $127,000 for the repayment of our notes payable. In the nine months of fiscal 2021, we received $1,002,000 in proceeds from a PPP Loan and $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Although the Company's assets included $6,014,000 in cash and $3,226,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2020. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Not Required for Smaller Reporting Companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not Applicable

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1 – 31.2– Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS – XBRL Instance Document

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

Dated: January 14, 2021

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer