Form 10-K
period 2021-02-28
SONO TEK CORP
filed 2021-05-28
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2021

Commission File Number: 000-16035

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

As of August 31, 2020 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $55,312,174 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $3.81.

The Registrant had 15,502,558 shares of Common Stock outstanding as of May 18, 2021.

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

Our ultrasonic nozzle systems use high frequency ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing microscopic layers of protective and other useful materials over a wide variety of surfaces, including glass and metals. Our equipment solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw materials, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions. We serve a variety of industries and applications and have a broad base of customers. Our largest customer accounted for 12% of revenue in fiscal 2021.

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

Our fiscal year ends on February 28. We refer to the fiscal year ended February 28, 2021 as “fiscal 2021” and use similar protocol for previous fiscal years.

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

We target the following markets where our product quality and consistency and application knowledge are valued by our customers:

•	Micro-Electronics/Electronics:

o	Printed circuit boards: Ultrasonic flux application removes oxidation and is more efficient than standard, historic processes

o	Semiconductors: Applications of micron-thin photo-resist layers onto complex wafers

o	Sensors: Application of chemical, biological or other detection coatings as well as physical photoelectric elements for conversion of input and output signals

o	Display/panel glass on personal electronic devices: for sensitivity to temperature, imprint, pressure and for physical protection

•	Medical: Our systems are used in this industry to apply micron layers of polymers and drugs, biomedical materials and anti-coagulants.

o	Implanted medical devices such as:

▪	Stents and balloons

▪	Artificial joints

o	Blood collection tubes

o	Diagnostic devices

o	Bandages/protective wraps

o	Lenses

•	Industrial

o	Flat (“float”) glass used for windows in buildings and vehicles

o	Textiles: high performance value adding coatings such as anti-microbial, anti-stain, flame retardant and moisture barriers

o	Food packaging and food safety: anti-microbial coatings

o	Food: coatings of flavors, ingredients and other additives

•	Alternative Energy: Our systems provide coatings of chemicals and other materials that act as catalysts, barriers, symbiosis or other interactions between surfaces.

o	Fuel cells

o	Solar cells

•	Emerging Research and Development / Other Markets

o	Research and development efforts at universities, research institutions and government agencies that are not part of our already established markets

o	A variety of other small industries using our coating technology, that have not yet matured into a developed marketplace for our ultrasonic coating machines

Our principal customers include original equipment manufacturers, distributors and end users of our products in the industries that we serve.

Our products are sold primarily through our direct sales personnel, select independent distributors and through sales representatives around the world that are trained on our technologies and products. Our distributors are typically experts in their industries and recognize the significant value that our technology provides their customers. We provide extensive training and on-site support with our direct sales force and application engineers, who also respond to leads generated by our web site and the trade shows in which we participate. To grow sales, we continue to strengthen our laboratory and applications engineering personnel and support our worldwide process development labs with additional ultrasonic coating equipment, in conjunction with sponsoring various technical training seminars for our distribution network.

We also provide application consulting services enabling our customers to rely on our surface coating expertise and specific customer process optimization. We offer these services both in our application process development laboratory and at our customers’ sites where we can assist in the design and development of customized coating systems.

We are a global business and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2021, 65% of our sales were from outside the U.S. and Canada.

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

Our Strategy

Our strategy is to further advance the use of ultrasonic coating technologies for the microscopic coating of surfaces in a broader array of applications which enable better outcomes for our customers’ products and processes. We believe product superiority is imperative and that it is attained through the extensive experience that we have in the coatings industry, our proprietary manufacturing know-how and skills, and our unique work force that we have built over the years.

We intend to leverage our innovative technologies, proprietary know-how, unique talent and experience, and global reach to:

•	Grow the business globally by reaching new markets and further penetrating the markets and customers we currently serve;

•	Increase our earnings power through lean manufacturing processes, automation and continuous improvement;

•	Develop new and unique technologies that solve our customers’ most challenging problems;

•	Meet or exceed our customers’ expectations; and

•	Provide an acceptable return to our shareholders.

To accomplish these objectives, we believe that we must judiciously deploy our monetary and human capital in order to expand our presence in our targeted markets and create broader offerings for our customers.

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

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2021 and fiscal 2020, we spent $1,645,000 and $1,428,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 11.1% and 9.3% in fiscal 2021 and 2020, respectively.

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

Information Regarding Sales Outside the United States and Canada

During fiscal 2021 and fiscal 2020, sales to customers outside the U.S. and Canada accounted for approximately $9,678,000, or 65% of total revenue, and $10,849,000, or 71% of total revenue, respectively.

Employees

As of February 28, 2021, we employed 66 full-time and 3 part-time employees. We believe that relations with our employees are generally good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. Therefore, we file “reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains the reports, proxy statements and other information for registrants that file electronically, as we do. Additionally, these reports may be read and copied at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. Information regarding the SEC’s Public Reference Room may be obtained by calling 1-800-SEC-0330.

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

As of May 17, 2021, there were 111 record holders of our common stock and approximately 825 beneficial shareholders of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a global business with approximately 65% of our sales generated from outside the United States and Canada. Our direct sales team and our distributor and sales representative network is located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force, adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also recently expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

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

Highlights

Highlights for fiscal 2021 include:

•	During the unprecedented year of the Covid-19 pandemic, our net sales for fiscal 2021 dipped only slightly to $14,833,000, down 3% compared with $15,355,000 for fiscal 2020. We achieved this despite numerous COVID-19 related delays and cancellations from our customers, that we estimate amounted to 20% or more of lost potential business. We attribute these strong results to the continuing success of our ongoing growth initiatives.
•	Gross profit margin for fiscal 2021 remained strong at 47.2% compared to 47.6% in fiscal 2020; due to the strength in sales and good cost control.
•	Operating margin for fiscal 2021 increased to 9.04% compared to 7.3% in fiscal 2020, due to decreased costs in sales related travel and trade shows during the Covid-19 pandemic.

•	Backlog on February 28, 2021 was up 9.5% compared to the backlog on February 29, 2020. We attribute this to our ongoing strategy for product line expansion with further customization and automation, which delivers increased value to our customer, and a higher average selling price to Sono-Tek.
•	Operating activities generated an increase of $725,000 in fiscal 2021, as cash, cash equivalents and short-term investments climbed from $7,879,000 on February 29, 2020 to $8,648,000 on February 28, 2021.
•	We repaid our mortgage debt in its entirety during fiscal 2021.
•	We applied for forgiveness of our Payroll Protection Program funding in December 2020. Our forgiveness application was approved in April 2021.
•	We have a strong balance sheet with no debt. We believe that this provides us with the financial flexibility to pursue our business strategy for growth. We believe that our strong, debt free balance sheet will allow us to aggressively pursue organic or other growth opportunities as they arise.
•	The Covid-19 pandemic accelerated sales and broadened our customer base for diagnostic coating machines, which supports the manufacturing of Covid-19 testing kits, with approximately $770,000 of equipment sold in fiscal year 2021.

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

We are a geographically diverse company with a presence directly and through distributors and trade representatives, in the United States and Canada, EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2021, approximately 65% of sales originated outside of the United States and Canada. We established an infrastructure to drive our geographic diversity including a newly equipped application process development laboratory in APAC, a strengthened sales organization of application engineers, expanded talent on our engineering team, the latest, most sophisticated design software tools, as well as an expanded, highly trained installation and service organization.

We believe that the new products we have introduced, the new markets we have penetrated, and the expanded regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Results of Operations

Sales and Gross Profit:

	Fiscal Year Ended
	February 28,	February 29,	Change
	2021	2020	$	%
Net Sales	$14,833,000	$15,355,000	$(522,000)	(3%	)
Cost of Goods Sold	7,836,000	8,041,000	(205,000)	(3%	)
Gross Profit	$6,997,000	$7,314,000	$(317,000)	(4%	)

Gross Profit %	47.2%	47.6%

The Covid-19 pandemic reached the US in full force only two weeks into our fiscal year, resulting in our application process development labs coming to a grinding halt, and all trade shows and customer visits being canceled. Fortunately, we had been creating strong digital connections with our customers before the pandemic, enabling Sono-Tek to quickly shift our customers from in person interactions to virtual experiences in our lab, remote virtual sales meetings, and virtual machine installations. Many of our customers canceled or delayed orders during the pandemic, but our growth initiatives offset most of these cancelations, and we only experienced a 3% dip in sales. Gross profit remained stable at 47.2%.

In fiscal 2021, our sales include approximately $4,100,000 for orders that were delivered to three customers.

Product Sales:

	Twelve Months Ended
	February 28,	% of	February 29,	% of	Change
	2021	total	2020	total	$	%
Fluxing Systems	$798,000	5%	$906,000	6%	$(108,000)	(12%	)
Integrated Coating Systems	4,219,000	28%	3,599,000	23%	620,000	17%
Multi-Axis Coating Systems	5,614,000	38%	6,866,000	45%	(1,252,000)	(18%	)
OEM Systems	1,582,000	11%	1,384,000	9%	198,000	14%
Other	2,620,000	18%	2,600,000	17%	20,000	1%
TOTAL	$14,833,000		$15,355,000		$(522,000)	(3%	)

Integrated coating systems showed 17% growth due to a significant shipment of customized machinery to apply nano-coatings in the textile industry. A 12% sales dip occurred in fluxing systems in fiscal 2021 as many of these customers remained in lockdown for a significant amount of time due to Covid. Multi-Axis coating systems dropped 18% in fiscal 2021, which was impacted greatly by a $1.6 million multi-axis robot sold in fiscal 2020. Although we did receive an order for another multi-axis robot of similar value in fiscal 2021, this is not scheduled to ship until fiscal 2022.

Market Sales:

	Twelve Months Ended
	February 28,	% of	February 29,	% of	Change
	2021	total	2020	total	$	%
Electronics/Microelectronics	$5,997,000	40%	$8,486,000	55%	$(2,489,000)	(29%	)
Medical	3,369,000	23%	3,476,000	23%	(107,000)	(3%	)
Alternative Energy	2,144,000	15%	1,923,000	12%	221,000	12%
Emerging R&D and Other	1,055,000	7%	1,018,000	7%	37,000	4%
Industrial	2,268,000	15%	452,000	3%	1,816,000	402%
TOTAL	$14,833,000		$15,355,000		$(522,000)	(3%	)

The Industrial market showed 402% growth, primarily a result of an order for large multi-nozzle coating systems sold to an overseas textile manufacturer. Alternative Energy customers had several Covid lockdowns throughout the year negatively affecting fuel cell system sales, however, an increase in sales to the carbon capture market offset this dip and resulted in a 12% overall increase for the Alternative energy market. The Electronics / Microelectronics market dipped 29% due to several of our PCB fluxing customers in this market halting operations during Covid lockdowns, and a large 6-axis robot system that sold in fiscal 2020, that did not repeat in fiscal 2021.

Geographic Sales:

	Twelve Months Ended
	February 28,	February 29,	Change
	2021	2020	$	%
U.S. & Canada	$5,155,000	$4,506,000	$649,000	14%
Asia Pacific (APAC)	4,171,000	4,817,000	(646,000)	(13%	)
Europe, Middle East, Asia (EMEA)	4,287,000	4,512,000	(225,000)	(5%	)
Latin America	1,220,000	1,520,000	(300,000)	(20%	)
TOTAL	$14,833,000	$15,355,000	$(522,000)	(3%	)

In fiscal 2021, approximately 65% of sales originated outside of the United States and Canada. This compares with 71% in fiscal 2020. The increased sales to US and Canada are a result of many US companies shifting manufacturing operations back to the US, due to the operational challenges of manufacturing in foreign countries during the Covid-19 pandemic. Decreased sales to Latin America of 20% were driven by a drop in PCB fluxer sales during Covid lockdowns in Mexico and Brazil.

Operating Expenses:

	Twelve Months Ended
	February 28,	February 29,	Change
	2021	2020	$	%
Research and product development	$1,645,000	$1,428,000	$217,000	15%
Marketing and selling	2,790,000	3,403,000	(613,000)	(18%	)
General and administrative	1,222,000	1,367,000	(145,000)	(11%	)
Total Operating Expenses	$5,657,000	$6,198,000	$(541,000)	(9%	)

Research and Product Development:

Research and product development costs increased $217,000 to $1,645,000 for fiscal 2021 due to increased salaries and related costs. In the prior fiscal year, some of our personnel were assigned to specific customer sales orders and the associated research and development costs were recorded in inventory, as incurred.

Marketing and Selling:

Marketing and selling costs decreased $613,000 to $2,790,000 for fiscal 2021 due to decreases in commissions, travel and trade show expenses.

During fiscal 2021, we expended approximately $621,000 for commissions as compared with $865,000 for the prior fiscal year, a decrease of $244,000. The decrease in commission expense is primarily the result of a decrease in international sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

During fiscal 2021, we expended approximately $78,000 for advertising and trade show expense compared with $297,000 for the prior fiscal year, a decrease of $219,000.

During fiscal 2021, we expended approximately $9,000 for travel expense compared with $153,000 for the prior fiscal year, a decrease of $144,000.

General and Administrative:

General and Administrative costs decreased $145,000 to $1,222,000 for fiscal 2021 due to decreases in stock based compensation expense, bank fees, bad debt expense and accrued Covid-19 mandated sick time. These decreases were partially offset by increased health insurance premiums and annual meeting and proxy expenses related to the Covid-19 outbreak.

Operating Income:

Our operating income increased $225,000, to $1,340,000 in fiscal 2021 compared with $1,115,000 for the prior fiscal year. Decreased gross profit offset by a larger decrease in operating expenses were key factors in the improvement of operating income in fiscal 2021. Operating margin for fiscal 2021 increased to 9.0% compared with 7.3% in the prior fiscal year. As a percentage of net sales, operating expenses were down 200 basis points to 38% in fiscal 2021 compared with 40% in fiscal 2020. As Covid-19 conditions improve, many of these costs are expected to increase when sales and marketing related activities re-open for travel and trade shows.

Interest Expense:

Interest expense increased to $40,000 for fiscal 2021 as compared with $33,000 for the prior fiscal year. The current year’s interest expense of $40,000 includes a mortgage prepayment penalty of $14,000. In December 2020, the Company paid the entire outstanding principal balance due on its mortgage.

Interest and Dividend Income:

Interest and dividend income decreased $79,000 to $23,000 for fiscal 2021 as compared with $102,000 for the prior fiscal year. The decrease in interest and dividend income is due to the reallocation of our investments into US Treasury securities and certificates of deposit. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities and certificates of deposit. At February 28, 2021, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $227,000 for fiscal 2021 compared with $106,000 for the prior fiscal year. The increase in income tax expense in fiscal 2021 is due to a decrease in available research and development credits.

Net Income:

Net income increased by $14,000 to $1,121,000 for fiscal 2021 compared with $1,107,000 for the prior fiscal year.

For fiscal 2021 and 2020, we do not believe that our sales revenue or net income has been affected by the impact of inflation or changing prices.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,729,000 to $8,902,000 at February 28, 2021 from $7,173,000 at February 29, 2020. The increase in working capital was primarily the result of the current period’s net income and non-cash charges partially offset by purchases of equipment and repayment of long-term debt.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 28, 2021 and February 29, 2020, our working capital included:

	February 28, 2021	February 29, 2020	Cash Increase
Cash and cash equivalents	$4,084,000	$3,660,000	$424,000
Marketable securities	4,564,000	4,219,000	345,000
Total	$8,648,000	$7,879,000	$769,000

The following table summarizes the accounts and the major reasons for the $769,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,593,000	To reconcile increase in cash.
Accounts receivable increase	(828,000)	Timing of cash receipts.
Inventories increase	(306,000)	Required to support backlog.
Accounts payable and accrued expenses increase	763,000	Timing of disbursements
Customer deposits decrease	(482,000)	Timing of shipments.
Repayment of long term debt	(708,000)	Repayment of debt.
Note payable proceeds	1,002,000	Paycheck Protection Program loan proceeds.
Equipment purchases	(344,000)	Equipment and facilities upgrade.
Capital expenditure grant proceeds	100,000	Receipt of grant proceeds.
Other-net	(21,000)	Timing of disbursements.
Net increase in cash	$769,000

Stockholders’ Equity - Stockholders' equity increased $1,169,000 from $9,782,000 at February 28, 2020 to $10,951,000 at February 28, 2021. The increase was a result of the current year’s net income of $1,121,000 and $48,000 in additional equity related to stock based compensation awards. The details of stock based compensation are explained in Note 4 in our financial statements.

Operating Activities – We generated $725,000 of cash in our operating activities in fiscal 2021 compared with generating $3,254,000 in fiscal 2020. The decrease in cash generated by operating activities was mostly the result of increased accounts receivable, inventories, and decreased customer deposits. These uses of cash were partially offset by increased accounts payable and accrued expenses.

Investing Activities – In fiscal 2021, cash used in investing activities was $595,000 compared with their using $2,576,000 of cash in fiscal 2020. Capital spending in fiscal 2021 was $344,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and patent costs. This compares with $722,000 for the purchase of equipment and furnishings in fiscal 2020.

In fiscal 2021 we used $344,000 for the purchase of marketable securities compared with $1,854,000 for the purchase of marketable securities in fiscal 2020.

In fiscal 2021 we received $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

Financing Activities – In fiscal years 2021 and 2020, we used $708,000 and $163,000 in cash, respectively, for the principal payments on our mortgage.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 28, 2021, there were no outstanding borrowings under the line of credit.

As of February 28, 2021, $849,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The unused portion of the credit line was $651,000 as of February 28, 2021. The letters of credit expire at various times in the fiscal year ending February 28, 2022.

Paycheck Protection Program Loan

During fiscal 2021, we entered into a loan transaction pursuant to which we received proceeds of $1,001,640 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan was evidenced by a promissory note (the “Note”), between the Company and M&T Bank, (the “Bank”). The Note had a two-year term, accrued interest at the rate of 1.0% per annum, and was prepayable at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the Note. Beginning on the seventh month following the date of the Note, we were required to make 18 monthly payments of principal and interest in the amount of $56,370.

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

The Company applied for forgiveness of the PPP Loan in December 2020. On April 1, 2021, the Company received notice from the Bank that the Bank had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $1,001,640 was applied to the Company’s entire outstanding PPP Loan balance with the Bank.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2021.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2021, management believes that there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2021 and February 29, 2020, there were no accruals for uncertain tax positions.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. ASC 718 is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. ASC 718 requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Revenue Recognition

 The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

Impact of New Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its consolidated financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the new standard on March 1, 2020, and the adoption did not have a material impact on its consolidated financial statements.

Other than Accounting Standards Update (“ASU”) 2019-12, ASU 2016-13 and ASU 2018-13 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Required for Smaller Reporting Companies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are presented on pages 30 to 49 of this Report.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of February 28, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. – Not Applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio, Ph.D.	80	Chief Executive Officer, Chairman and Director
R. Stephen Harshbarger	53	President and Director
Eric Haskell, CPA	74	Director*
Donald F. Mowbray, Ph.D.	83	Director
Carol O’Donnell	64	Director*
Joseph Riemer, Ph.D.	72	Director
Philip A. Strasburg, CPA	82	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2021. The terms of Dr. Mowbray, Mr. Haskell and Ms. O’Donnell run until the annual meeting to be held in 2022, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company has a separate designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Philip A. Strasburg, CPA (who serves as Chairman of the Audit Committee), Carol O’Donnell and Eric Haskell, CPA. The Board of Directors has determined that each member if the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements. The Board of Directors has determined that Mr. Strasburg qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Compensation Committee

The Company’s executive compensation is administered by the Compensation Committee of the Board of Directors, which was established in 2020. The members of the Compensation Committee are Dr. Riemer, Ms. O’Donnell and Mr. Strasburg, all of whom have been determined by the Board to be independent in accordance with NASDAQ’s requirement for independent director oversight of executive officer compensation.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	58	Chief Financial Officer
Bennett D. Bruntil	40	Vice President – Sales & Marketing
Christopher C. Cichetti	39	Vice President – Application Engineering
Christopher L. Coccio, Ph.D.	80	Chief Executive Officer, Chairman and a Director
Robb W. Engle	50	Executive Vice President
R. Stephen Harshbarger	53	President and Director

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

Key attributes, Experience and Skills: Dr. Mowbray’s extensive research and managerial experience enables him to bring valuable insights to the Board. His knowledge of the Company’s products and the materials sciences technology underlying them has enabled him to contribute to the Company’s advanced products development and designs. Dr. Mowbray also brings leadership and oversight experience to the Board from his General Electric management background.

CAROL O’DONNELL has been a Director since November 2018. Ms. O’Donnell joined Protégé Partners, an industry leading firm investing in and seeding smaller and emerging hedge fund managers in 2016 and has served as Chief Executive Officer since 2018. She was a key member of the Protégé executive team that launched an affiliate business, MOV37, for which she also serves as Chief Executive Officer. Prior to joining Protégé Partners, Ms. O’Donnell was the Director of Legal and Compliance with DARA Capital US, Inc., a Swiss-owned boutique registered investment advisory and wealth management firm from 2013 to 2016. She has also served as General Counsel to Boothbay Fund Management LLC, a registered investment adviser, since December 2019.  She also worked at Permal Group as General Counsel and Chief Compliance Officer and was COO and General Counsel of Framework Investment Group.  Ms. O’Donnell is admitted to practice law in the States of New York and Connecticut.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2021, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports, with the exception of one late filing by each of Eric Haskell and Donald Mowbray.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees. This code of ethics is designed to comply with the NASDAQ marketplace rules related to codes of conduct. A copy of the Company's Code of Ethics is posted on the "information for investors" web page located at http://www.sono-tek.com/code-of-ethics/ and is available in print to any shareholder who requests a copy. The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on the Company’s website.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2021 and fiscal 2020 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2021	150,000	56,100	0	0	4,122	210,222
CEO, Chairman and Director	2020	150,000	43,100	0	55,534	3,862	252,496

R. Stephen Harshbarger	2021	220,000	35,900	0	2,585	5,118	263,603
President and Director	2020	222,327	49,700	0	4,983	5,441	282,451

Stephen J. Bagley	2021	158,308	28,700	0	1,057	3,740	191,805
Chief Financial Officer	2020	155,000	39,800	0	1,294	3,896	199,990

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During fiscal 2021, Dr. Coccio was compensated at the rate of $150,000 per annum.

During fiscal 2021, Mr. Harshbarger was compensated at the rate of $220,000 per annum.

During fiscal 2021, Mr. Bagley was compensated at the rate of $155,000 per annum, until November 2020, at which time his annual compensation increased to $165,000.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	100,000		2.45	06/06/2029
CEO, Chairman and Director	100,000		2.65	09/03/2029

R. Stephen Harshbarger	-	36,666[1]	1.06	05/18/2027
President

Stephen J. Bagley	-	13,334[1]	0.91	07/20/2026
Chief Financial Officer		5,000	4.45	01/15/2031

1 These options vested on March 15, 2021 and have been exercised.

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $391,000, Christopher L. Coccio $386,000 and R. Stephen Harshbarger $544,000.

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

Compensation of Directors

Each non-employee director receives $2,000 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2021, director compensation was as follows:

2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Haskell	8,000	—	2,735[1]	—	—	—	10,735
Donald F. Mowbray	8,000	—	2,735[2]	—	—	—	10,735
Carol O’Donnell	8,000	—	7,153[3]	—	—	—	15,153
Philip Strasburg	8,000	—	1,733[4]	—	—	—	9,733
Joseph Riemer	8,000	—	1,733[5]	—	—	—	9,733
Samuel Schwartz[6]	2,000	—	—	—	—	—	2,000

[1]	During fiscal 2021, Mr. Haskell received a grant of 10,000 options exercisable at $3.70 per share. At the end of fiscal 2021, Mr. Haskell held an aggregate of 25,000 stock options.
[2]	During fiscal 2021, Dr. Mowbray received a grant of 10,000 options exercisable at $3.70 per share. At the end of fiscal 2021, Dr. Mowbray held an aggregate of 10,000 stock options.
[3]	At the end of fiscal 2021, Ms. O’Donnell held an aggregate of 20,000 stock options.
[4]	At the end of fiscal 2021, Mr. Strasburg held an aggregate of 10,000 stock options.
[5]	At the end of fiscal 2021, Dr. Riemer held an aggregate of 10,000 stock options.
[6]	Mr. Schwartz died in July 2020.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 13, 2021 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
	Beneficially
Name (and address if more than 5%) of Beneficial owner	Owned	Percent
Directors and Officers
*Stephen J. Bagley	62,043	**
*Christopher L. Coccio	537,920[1]	3.47%
*R. Stephen Harshbarger	284,978	1.84%
*Eric Haskell	15,000[2]	**
*Donald F. Mowbray	59,190	**
*Carol O’Donnell	16,000[3]	**
*Joseph Riemer	73,285[4]	**
*Philip A. Strasburg	64,412[5]	**
All Executive Officers and Directors as a Group	1,205,850[6]	7.78%
Additional 5% owners
Emancipation Management LLC[8] Charles Frumberg[8] Circle N Advisors, LLC[9]	6,915,956[7]	44.61%
Richard A. Bayles[10]	840,536	5.42%
Judith Schwartz[11]	1,329,930	8.58%

The above ownership percentages are based on 15,502,558 shares outstanding as of May 13, 2021.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,000 shares held in the name of Dr. Coccio’s wife and 200,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Represents 15,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Represents 16,000 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Includes 4,500 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 10,000 shares in the name of Mr. Strasburg’s wife and 4,500 options currently exercisable issued under the Company’s Stock Incentive Plans.

6 The group total includes 240,000 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 55,000 options that are currently unexercisable. The group total includes 85,529 shares held by Robb Engle, Executive Vice President and 7,493 shares held by Bennett Bruntil, a Vice President.

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

8The address of this person is 299 Park Avenue, New York, NY 10171.

9 The address of this person is 1065 Main Street, Suite F, PO Box 336, Fishkill, NY 12524.

10The address of this person is 3697 Se Doubleton Drive, Stuart, FL 34997.

11The address of this person is 877 Route 9W, Upper Grandview, NY 10960. Includes 20,000 options currently exercisable issued under the Company’s stock incentive plans.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	460,959	$2.53	1,375,400
2003 Stock Incentive Plan	47,500	$0.65	—

Total	508,459		1,375,400

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2021, there were 460,959 options outstanding under the 2013 plan.

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

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2021, there were 47,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of five “independent directors”, as that term is defined under NASDAQ rules, and two directors who are not “independent directors”. The Company’s “independent directors” are Donald Mowbray, Eric Haskell, Carol O’Donnell, Philip Strasburg and Joseph Riemer. Christopher L. Coccio and R. Stephen Harshbarger are current employees of the Company and therefore are not considered independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For fiscal 2021, the Company paid or accrued fees of approximately $81,000 for services rendered by Friedman LLP, its independent auditors. These fees included audit and review services.

For fiscal 2020, the Company paid or accrued fees of approximately $46,500 for services rendered by Liggett & Webb, P.A., its former independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For fiscal 2021, the Company paid or accrued tax preparation fees of approximately $7,500 for services rendered by RBSM, LLP.

For fiscal 2020, the Company paid or accrued tax preparation fees of approximately $5,500 for services rendered by Liggett & Webb, P.A..

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2021 and fiscal 2020.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [3]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [3]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [4]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(i)[6]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(j)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(k)[7]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (l)[8]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(m)[8]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(n)[8]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(o)[8]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(q)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(r)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(s)[11]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(t)[11]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(u)[11]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(v)[12]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(w)[12]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(x)[12]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(y)[13]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.

10(z)[13]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(aa)[13]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(bb)[13]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(cc)[13]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(dd)[13]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(ee) [14]	Term Note between Sono-Tek Corporation and M&T Bank dated April 16, 2020
14[15]	Code of Ethics.
21[16]	Subsidiaries of Issuer.
23.1[16]	Consent of Friedman LLP
31.1[16]	Rule 13a-14/15d – 14(a) Certification.
31.2[16]	Rule 13a-14/15d – 14(a) Certification.
32.1[16]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[16]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[16]	XBRL Instance Document.
101.SCH[16]	XBRL Taxonomy Extension Schema Document.
101.CAL[16]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[16]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[16]	XBRL Extension Label Linkbase Document.
101.PRE[16]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2014.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[12]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[13]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2019.
[14]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 17, 2020 and filed with the Securities and Exchange Commission on April 21, 2020.
[15]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2020 and filed with the Securities and Exchange Commision on September 17, 2020..
[16]	Filed herewith.

ITEM 16	10-K SUMMARY

None.

SONO-TEK CORPORATION

FORM 10-K

ITEM 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2021 and FEBRUARY 29, 2020

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2021 and February 29, 2020

Consolidated Statements of Income

For the Years Ended February 28, 2021 and February 29, 2020

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2021 and February 29, 2020

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2021 and February 29, 2020

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation (the “Company”) as of February 28, 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021, and the results of its operations and its cash flows for the year ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description	As discussed in Notes 1 and 3 to the financial statements, the Company recognizes revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration they expect to receive in exchange for those goods or services. The Company’s product and service offerings are customized to meet specific customer needs. There is significant judgment exercised by the Company in determining revenue recognition which includes (i) determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together (ii) the pattern of delivery (i.e. timing of when revenue is recognized) for each distinct performance obligation (iii) identification and treatment of agreed upon customer terms that may impact the timing and amount of revenue recognized.

How We Addressed the Matter in Our Audit	To test the accounting we evaluated management's significant accounting policies related to these customer agreements for reasonableness included in Note 3. We selected a sample of customer agreements and performed the following procedures (i) Obtained and read source documents for each selection (ii) tested management's identification and treatment of agreed upon terms (iii) assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions (iv) we evaluated the reasonableness of management’s determination of the performance obligation (v) we tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey

May 27, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation (the "Company") as of February 29, 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2012.

New York, NY

May 29, 2020

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28, 2021	February 29, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,084,078	$3,659,551
Marketable securities	4,563,470	4,219,240
Accounts receivable (less allowance of $56,123 and $71,000, respectively)	1,757,802	929,701
Inventories, net	2,611,106	2,381,891
Prepaid expenses and other current assets	151,316	153,698
Total current assets	13,167,772	11,344,081

Land	250,000	250,000
Buildings, net	1,575,135	1,654,061
Equipment, furnishings and leasehold improvements, net	1,075,190	1,212,578
Intangible assets, net	95,456	106,291
Deferred tax asset	259,838	176,314

TOTAL ASSETS	$16,423,391	$14,743,325

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,294,483	$668,721
Accrued expenses	1,750,916	1,613,409
Customer deposits	1,166,541	1,648,690
Current maturities of long term debt	—	169,716
Income taxes payable	53,567	70,621

Total current liabilities	4,265,507	4,171,157

Deferred tax liability	205,562	251,761
Long term debt, less current maturities	1,001,640	538,000

Total Liabilities	5,472,709	4,960,918

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,452,656 and 15,348,180 issued and outstanding, respectively	154,527	153,482
Additional paid-in capital	9,064,994	9,018,406
Accumulated earnings	1,731,161	610,519

Total stockholders’ equity	10,950,682	9,782,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,423,391	$14,743,325

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 28, 2021	February 29, 2020

Net Sales	$14,832,877	$15,354,619
Cost of Goods Sold	7,835,837	8,041,378
Gross Profit	6,997,040	7,313,241

Operating Expenses
Research and product development	1,644,598	1,427,543
Marketing and selling	2,789,880	3,403,133
General and administrative	1,222,101	1,367,073
Total Operating Expenses	5,656,579	6,197,749

Operating Income	1,340,461	1,115,492

Other Income (Expense):
Interest Expense	(39,843)	(33,038)
Interest and Dividend Income	22,558	101,592
Other Income	24,691	29,401
Income before Income Taxes	1,347,867	1,213,447

Income Tax Expense	227,225	106,005

Net Income	$1,120,642	$1,107,442

Basic Earnings Per Share	$.07	$.07

Diluted Earnings Per Share	$.07	$.07

Weighted Average Shares – Basic	15,428,411	15,302,367

Weighted Average Shares – Diluted	15,672,253	15,359,088

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

	Common Stock Par Value $.01		Additional	Accumulated	Total
	Shares	Amount	Paid – In Capital	(Deficit) Earnings	Stockholders’ Equity
Balance – February 28, 2019	15,197,563	$151,976	$8,929,607	$(496,923)	$8,584,660
Stock based compensation expense			90,305		90,305
Exercise of stock options	150,617	1,506	(1,506)		—
Net Income				1,107,442	1,107,442
Balance – February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407

Stock based compensation expense			47,633		47,633
Exercise of stock options	104,476	1,045	(1,045)		—
Net Income				1,120,642	1,120,642
Balance – February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,120,642	$1,107,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463,076	406,731
Stock based compensation expense	47,633	90,305
Bad debt expense	—	25,000
Inventory reserve	91,000	(77,098)
Deferred tax expense	(129,723)	36,707
(Increase) Decrease in:
Accounts receivable	(828,100)	443,190
Inventories	(305,790)	(646,777)
Prepaid expenses and other assets	2,382	241,307
(Decrease) Increase in:
Accounts payable and accrued expenses	763,269	1,063,730
Customer deposits	(482,149)	499,132
Income taxes payable	(17,054)	64,349
Net Cash Provided by Operating Activities	725,186	3,254,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(344,353)	(722,241)
Patent costs paid	(6,000)	—
Capital expenditure grant proceeds	100,000	—
Sale (purchase) of marketable securities, net	(344,230)	(1,853,534)
Net Cash (Used In) Investing Activities	(594,583)	(2,575,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - bank	1,001,640	—
Repayment of long-term debt	(707,716)	(162,815)
Net Cash Provided By (Used In) Financing Activities	293,924	(162,815)

NET INCREASE IN CASH AND CASH EQUIVALENTS	424,527	515,428

CASH AND CASH EQUIVALENTS:
Beginning of year	3,659,551	3,144,123
End of year	$4,084,078	$3,659,551

Supplemental Cash Flow Disclosure:

Interest Paid	$39,843	$33,038
Income Taxes Paid	$374,004	$4,948

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for fiscal 2021 and fiscal 2020 was $78,206 and $297,297, respectively.

Accounts Receivable, net- In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Consolidation - The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Industrial Park, LLC (“SIP”) in conformity with generally accepted accounting principles in the United States (“GAAP”). SIP operates as a real estate holding company for the Company’s real estate operations. All intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share - Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock under the treasury stock method.

Equipment, Furnishings and Leasehold Improvements – Equipment, furnishings and leasehold improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years.

Fair Value of Financial Instruments - The Company applies Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts of financial instruments reported in the accompanying consolidated financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2021 and February 29, 2020, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – February 28, 2021	$4,261,927	$301,543	$—	$4,563,470

Marketable Securities – February 29, 2020	$3,565,629	$653,611	$—	$4,219,240

Marketable Securities include certificates of deposit and US Treasury securities, totaling $4,563,470 and $4,219,240 that are considered to be highly liquid and easily tradeable as of February 28, 2021 and February 29, 2020, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Grant Proceeds – The Company was awarded a $100,000 Wired Innovations Center grant in June 2019 from the utility that provides its electricity service. Proceeds of the grant were conditioned upon the Company’s successful completion of certain energy efficiency related improvements. In addition, the grant was subject to certain other requirements and was provided on a reimbursement basis only. The Company expended approximately $580,000 related to these improvements during the fiscal year ended February 29, 2020. During the second quarter of fiscal 2021, the Company received the $100,000 grant in its entirety.

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

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2021 and February 29, 2020, there were no accruals for uncertain tax positions.

Intangible Assets -Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $181,922 and $171,210 at February 28, 2021 and February 29, 2020, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

Inventories - Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods. Management compares the cost of inventory with the net realizable value and, if applicable, an allowance is made for writing down the inventory to its net realizable value, if lower than cost. On an ongoing basis, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions.

Land and Buildings – Land and buildings are stated at cost. Buildings are being depreciated by use of the straight-line method based on an estimated useful life of forty years.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded in the twelve months ended February 28, 2021 and February 29, 2020 on the Company’s long-lived assets.

Management Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU became effective for the Company on March 1, 2021, with early adoption permitted, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its consolidated financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company adopted the new standard on March 1, 2020, and the adoption did not have a material impact on its consolidated financial statements.

Other than Accounting Standards Update (“ASU”) 2019-12, ASU 2016-13 and ASU 2018-13 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

Revenue Recognition -  The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

Shipping and Handling Costs – Shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

Stock-Based Compensation - The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. ASC 718 requires the recognition of the fair value of stock compensation expense on a straight line basis over the requite service period, based on the terms of the award in net income. The Company accounts for forfeitures as they occur. Although every effort is made to ensure the accuracy of the Company’s estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact the Company’s financial statements for each respective reporting period.

Uncertainties - Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through fiscal 2021 and into fiscal 2022, the measures taken by the governments of countries affected has adversely affected the Company’s business, financial condition, and results of operations. The pandemic had a slight adverse impact on sales and the demand for products in fiscal 2021, resulting in sales that were less than expected at the beginning of fiscal 2021. The Company expects the pandemic to continue to have an adverse impact during fiscal 2022.

NOTE 3: REVENUE RECOGNITION

A majority of the Company’s sales revenue is derived primarily from short term contracts with customers, which, on average, are in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

Sales revenue is recognized when control of the Company’s manufactured equipment is transferred to its customers in an amount that reflects the consideration the Company expects to receive based upon the agreed transaction price. The Company’s performance obligations are satisfied when its customers take control of the purchased equipment, which is based on the contract terms. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a sale is negotiated. The Company does not grant its customers or independent representatives the ability to return equipment nor does it grant price adjustments after a sale is complete.

The Company does not capitalize any sales commission costs related to the acquisition of a contract. All commissions related to a performance obligation that are satisfied at a point in time are expensed when the customer takes control of the purchased equipment.

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one-year or less. They apply the transition practical expedient in paragraph ASC 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when we expect to recognize that amount as revenue.

At February 28, 2021, the Company had received $1,167,000 in cash deposits, and had issued Letters of Credit in the amount of $849,000 to secure these cash deposits. At February 28, 2021, the Company was utilizing $849,000 of its available credit line to collateralize these letters of credit.

At February 29, 2020, the Company had received $1,649,000 in cash deposits for customer orders. During the year ended February 28, 2021 the Company recognized $1,567,000 of these deposits as revenue.

At February 28, 2019, the Company had received $1,150,000 in cash deposits for customer orders. During the year ended February 29, 2020 the Company recognized $1,108,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Twelve Months Ended
	February 28,		February 29,
	2021	% of total	2020	% of total
Fluxing Systems	$798,000	5%	$906,000	6%
Integrated Coating Systems	4,219,000	28%	3,599,000	23%
Multi-Axis Coating Systems	5,614,000	38%	6,866,000	45%
OEM Systems	1,582,000	11%	1,384,000	9%
Other	2,620,000	18%	2,600,000	17%
TOTAL	$14,833,000		$15,355,000

NOTE 4: STOCK-BASED COMPENSATION

Stock Options – Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2021, there were 460,959 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2021, there were 47,500 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

During fiscal 2021, the Company granted options to acquire 60,500 shares to employees exercisable at prices ranging from $3.70 to $4.45 and options to acquire 20,000 shares to the non-employee members of the board of directors with an exercise price of $3.70. The options granted to employees and directors vest over three years and expire in ten years. The options granted by the Company during fiscal 2021 had a combined weighted average grant date fair value of $2.20 per share.

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

A summary of the activity of both plans for fiscal 2021 and fiscal 2020 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Term - Years
Balance - February 28, 2019	588,000	171,000	$1.10	$0.85	4.70
Granted	237,500		2.55
Exercised	(231,333)		(0.88)
Cancelled	(2,500)		(1.17)
Balance - February 29, 2020	591,667	339,250	$1.77	$2.03	7.59

Granted	80,500		$4.05
Exercised	(161,208)		(1.05)
Cancelled	(2,500)		(2.55)
Balance - February 28, 2021	508,459	333,500	$2.35	$2.17	6.99

The aggregate intrinsic value of the Company’s vested and exercisable options at February 28, 2021 was $692,490 .

For the years ended February 28, 2021 and February 29, 2020, the Company recognized $47,633 and $90,305 in stock based compensation expense for the years then ended, respectively. Such amounts are included in general and administrative expenses on the statement of operations. Total compensation expense related to non-vested options not yet recognized as of February 28, 2021 was $185,000  and will be recognized on a straight-line basis through January 2024. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures. During the year ended February 28, 2021, the Company had net settlement exercises of stock options, whereby, the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended February 28, 2021 resulted in 104,476 shares issued and 56,732 options cancelled in the settlement of shares issued.

Determining the appropriate fair value of the stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and the expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected term of the options is estimated based on the Company’s historical exercise rate. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses its expected volatility of the price of the Company’s common stock based on historical activity. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 28, 2021	February 29, 2020
Expected life	5 - 8 years	1 - 8 years
Risk free interest rate	0.46% - 0.78%	1.58% - 2.05%
Expected volatility	48.88% - 58.63%	27.46% - 32.24%
Expected dividend yield	0%	0%

For the years ended February 28, 2021 and February 29, 2020, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 was $47,633 and $90,305 in additional compensation expense for the years then ended, respectively. Such amount is included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28, 2021	February 29, 2020
Raw materials and subassemblies	$1,081,591	$967,089
Finished goods	786,785	752,999
Work in process	1,027,010	855,083
Total	2,895,386	2,575,171
Less: Allowance	(284,280)	(193,280)
Net inventories	$2,611,106	$2,381,891

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 29,
	2021	2020
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,399,826	1,418,903
Machinery and equipment	1,548,415	1,400,419
Leasehold improvements	642,671	632,021
Tradeshow and demonstration equipment	1,137,346	1,139,693
Furniture and fixtures	1,156,495	1,088,502
Totals	8,134,753	7,929,538
Less: Accumulated depreciation	(5,484,428)	(5,062,899)
	$2,650,325	$2,866,639

Depreciation expense for the years ended February 28, 2021 and February 29, 2020 was $427,650 and $390,082, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2021	February 29, 2020
Accrued compensation	$568,213	$585,875
Estimated warranty costs	565,700	339,275
Accrued commissions	127,342	332,745
Professional fees	100,559	74,492
Other accrued expenses	389,102	281,022
	$1,750,916	$1,613,409

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit which accrues interest at the prime rate which was 3.25% at February 28, 2021 and 4.75% at February 29, 2020. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 28, 2021, $849,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire at various times in the fiscal year ending February 28, 2022. As of February 28, 2021, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $651,000 as of February 28, 2021.

NOTE 9: LONG-TERM DEBT

Long-term debt consists of the following:

	February 28, 2021	February 29, 2020

Note payable, bank, collateralized by land and buildings, payable in monthly installments of principal and interest of $16,358 through January 2024 with an interest rate of 4.15% and a 10-year term.	$—	$707,716

Note Payable, bank, unsecured, Paycheck Protection Program funding, initially scheduled to be payable in monthly installments of principal and interest of $56,370 through April 2022. Interest rate 1%. 2-year term. Under the terms of the CARE Act, forgiveness for all or a portion of the loan may be granted based upon use of the loan proceeds for eligible payroll and related payroll costs and other qualified expenses. The Company has applied for forgiveness of this obligation. Under the Paycheck Protection Program Flexibility Act, payments of principal and interest shall be deferred until the date that the Small Business Administration remits the forgiveness amount to the Company’s lender or determines that some or all of the PPP loan is not eligible for forgiveness. If all or a portion of the loan is not forgiven, the unforgiven balance and accrued interest shall be payable during the remainder of the term of the loan. This loan was forgiven in its entirety by the SBA in April 2021.	1,001,640	—

Total long-term debt	1,001,640	707,716
Due within one year	—	169,716
Due after one year	$1,001,640	$538,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit discussed in Notes 3 and 8, the Company did not have any material commitments or contingencies as of February 28, 2021.

NOTE 11: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	February 28, 2021	February 29, 2020
Expected federal income tax	$283,052	$254,898
State tax, net of federal	27,102	19,758
Research and development tax credits	(105,320)	(213,521)
Permanent differences	12,719	29,632
Other	9,672	15,238
Income tax expense	$227,225	$106,005

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and projections for future taxable income over periods in which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

Management does not believe that there are significant uncertain tax positions in 2021. There are no interest and penalties related to uncertain tax positions in 2021.

The deferred tax asset and liability are comprised of the following:

	February 28, 2021	February 29, 2020
Deferred tax asset
Inventory	$66,000	$41,000
Allowance for accounts receivable	13,000	15,000
Accrued expenses and other	181,000	94,000
Research tax credits	—	27,000
Deferred tax asset – Long Term	$260,000	$177,000

Deferred tax liability
Building and leasehold depreciation	(206,000)	(252,000)
Deferred tax liability – Long Term	$(206,000)	$(252,000)

NOTE 12: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2021	February 29, 2020

Numerator for basic and diluted earnings per share	$1,120,642	$1,107,442

Denominator for basic earnings per share - weighted average	15,428,411	15,302,367

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	243,842	56,721
Denominator for diluted earnings per share	15,672,253	15,359,088

Basic Earnings Per Share – Weighted Average	$0.07	$0.07

Diluted Earnings Per Share – Weighted Average	$0.07	$0.07

NOTE 13: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	February 28, 2021	February 29, 2020
Asia Pacific (APAC)	4,171,000	4,817,000
Europe, Middle East, Asia (EMEA)	4,287,000	4,512,000
Latin America	1,220,000	1,520,000
	$9,678,000	$10,849,000

During fiscal 2021 and fiscal 2020, sales to foreign customers accounted for approximately $9,678,000 and $10,849,000, or 65% and 71% respectively, of total revenues.

The Company had three customers which accounted for 28% of sales during fiscal 2021. Two customers accounted for 64% of the outstanding accounts receivables at February 28, 2021.

The Company had three customers which accounted for 30% of sales during fiscal 2020. Three customers accounted for 67% of the outstanding accounts receivables at February 29, 2020.

NOTE 14: SUBSEQUENT EVENTS

Paycheck Protection Program Loan

During fiscal 2021, the Company entered into a loan transaction pursuant to which the Company received proceeds of $1,001,640 (the “PPP Loan”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying companies and is administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan was evidenced by a promissory note (the “Note”), between the Company and M&T Bank (the “Bank”). The Note had a two-year term, accrued interest at the rate of 1.0% per annum, and was prepayable at any time without payment of any premium. No payments of principal or interest were due during the six-month period beginning on the date of the Note (the “Deferral Period”). Beginning on the seventh month following the date of the Note, the Company was required to make 18 monthly payments of principal and interest in the amount of $56,370.

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

The Company applied for forgiveness of the PPP Loan in December 2020. On April 1, 2021, the Company received notice from the Bank that the Bank had received confirmation from the SBA that the application for forgiveness of the PPP Loan had been approved. The loan forgiveness request in the amount of $1,001,640 was applied to the Company’s entire outstanding PPP Loan balance with the Bank.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2021

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 27, 2021	/s/ Eric Haskell	May 27, 2021
Christopher L. Coccio		Eric Haskell
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 27, 2021	/s/ Dr. Joseph Riemer	May 27, 2021
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 27, 2021	/s/ Philip A. Strasburg	May 27, 2021
Carol O’Donnell		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 27, 2021	/s/ Dr. Donald F. Mowbray	May 27, 2021
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director