Form 10-Q
period 2021-05-31
SONO TEK CORP
filed 2021-07-13
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 9, 2021
Class
Common Stock, par value $.01 per share	15,506,699

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2021	February 28,
	(Unaudited)	2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,793,647	$4,084,078
Marketable securities	3,490,358	4,563,470
Accounts receivable (less allowance of $56,123)	1,168,571	1,757,802
Inventories, net	2,612,220	2,611,106
Prepaid expenses and other current assets	108,456	151,316
Total current assets	13,173,252	13,167,772

Land	250,000	250,000
Buildings, net	1,550,547	1,575,135
Equipment, furnishings and building improvements, net	1,082,634	1,075,190
Intangible assets, net	90,596	95,456
Deferred tax asset	236,120	259,838

TOTAL ASSETS	$16,383,149	$16,423,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,188,103	$1,294,483
Accrued expenses	1,388,606	1,750,916
Customer deposits	1,247,071	1,166,541
Income taxes payable	137,287	53,567
Total current liabilities	3,961,067	4,265,507

Deferred tax liability	183,011	205,562
Long term debt, less current maturities	—	1,001,640
Total liabilities	4,144,078	5,472,709

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,502,557 and 15,452,656 shares issued and outstanding, respectively	155,026	154,527
Additional paid-in capital	9,086,132	9,064,994
Accumulated earnings	2,997,913	1,731,161
Total stockholders’ equity	12,239,071	10,950,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,383,149	$16,423,391

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2021	2020

Net Sales	$3,644,468	$3,428,544
Cost of Goods Sold	1,820,303	1,867,811
Gross Profit	1,824,165	1,560,733

Operating Expenses
Research and product development costs	413,816	411,424
Marketing and selling expenses	764,642	706,717
General and administrative costs	302,799	258,402
Total Operating Expenses	1,481,257	1,376,543

Operating Income	342,908	184,190

Interest Expense	—	(8,417)
Interest and Dividend Income	3,360	22,646
Other Income	—	11,435
Paycheck Protection Program Loan Forgiveness	1,005,372	—

Income Before Income Taxes	1,351,640	209,854

Income Tax Expense	84,888	41,926

Net Income	$1,266,752	$167,928

Basic Earnings Per Share	$0.08	$0.01

Diluted Earnings Per Share	$0.08	$0.01

Weighted Average Shares - Basic	15,494,421	15,397,779

Weighted Average Shares - Diluted	15,663,772	15,436,758

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2021 AND 2020

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682
Stock based compensation expense			21,637		21,637
Cashless exercise of stock options	49,901	499	(499)		—
Net Income				1,266,752	1,266,752
Balance – May 31, 2021 (unaudited)	15,502,557	$155,026	$9,086,132	$2,997,913	$12,239,071

Balance – February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407
Stock based compensation expense			8,097		8,097
Cashless exercise of stock options	74,805	748	(748)		—
Net Income				167,928	167,928
Balance – May 31, 2020 (unaudited)	15,422,985	$154,230	$9,025,755	$778,447	$9,958,432

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,266,752	$167,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	107,553	109,878
Stock based compensation expense	21,637	8,097
Inventory reserve	31,000	18,000
Paycheck Protection Program Loan Forgiveness	(1,005,372)	—
Deferred tax expense	1,167	—
Decrease (Increase) in:
Accounts receivable	589,231	(411,916)
Inventories	(32,114)	(148,331)
Prepaid expenses and other current assets	42,860	7,110
(Decrease) Increase in:
Accounts payable and accrued expenses	(464,960)	134,554
Customer deposits	80,530	(322,996)
Income taxes payable	83,721	41,927
Net Cash Provided By (Used in) Operating Activities	722,005	(395,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(85,548)	(152,402)
Sale of marketable securities	1,073,112	310,786
Net Cash Provided By Investing Activities	987,564	158,384

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - bank	—	1,001,640
Repayment of long-term debt	—	(41,879)
Net Cash Provided By Financing Activities	—	959,761

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,709,569	722,396

CASH AND CASH EQUIVALENTS
Beginning of period	4,084,078	3,659,551
End of period	$5,793,647	$4,381,947

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$7,210
Taxes Paid	$—	$—

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2021 and 2020

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2021 (“fiscal year 2021”) contained in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on May 28, 2021. The Company’s current fiscal year ends on February 28, 2022 (“fiscal 2022”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable, net - In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less.

Consolidation - The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Industrial Park, LLC (“SIP”) in conformity with generally accepted accounting principles in the United States (“GAAP”). SIP operates as a real estate holding company for the Company’s real estate operations. All intercompany accounts and transactions have been eliminated in consolidation.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2021 and February 28, 2021, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – May 31, 2021	$3,490,358	$—	$—	$3,490,358

Marketable Securities – February 28, 2021	$4,261,927	$301,543	$—	$4,563,470

Marketable Securities include certificates of deposit and US Treasury securities, totaling $3,490,358 and $4,563,470 that are considered to be highly liquid and easily tradeable as of May 31, 2021 and February 28, 2021, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2021 and February 28, 2021, there were no accruals for uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $184,564 and $181,922 at May 31, 2021 and February 28, 2021, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Land and Buildings - Land and buildings are stated at cost. Buildings are being depreciated by use of the straight-line method based on an estimated useful life of forty years.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded in the three months ended May 31, 2021 and May 31, 2020 on the Company’s long-lived assets.

Management Estimates - The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU became effective for the Company on March 1, 2021 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Other than Accounting Standards Update (“ASU”) 2019-12 and ASU 2016-13 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

Product Warranty - Expected future product warranty expense is recorded when the product is sold.

Reclassifications - The Company has reclassified certain amounts in the prior period consolidated financial statements to conform to the current period’s presentation. These reclassifications had no impact on the previously reported net income.

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

Uncertainties - Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through fiscal 2021 and into fiscal 2022, the measures taken by the governments of countries affected have adversely affected the Company’s business, financial condition, and results of operations. The pandemic had a slight adverse impact on sales and the demand for products in fiscal 2021, resulting in sales that were less than expected at the beginning of fiscal 2021. The Company expects the pandemic to continue to have an adverse impact during fiscal 2022.

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

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one-year or less. The Company applies the transition practical expedient in paragraph ASC 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue.

At May 31, 2021, the Company had received $1,247,000 in cash deposits, and had issued Letters of Credit in the amount of $618,000 to secure these cash deposits. At May 31, 2021, the Company was utilizing $618,000 of its available credit line to collateralize these letters of credit.

At February 28, 2021, the Company had received $1,167,000 in cash deposits for customer orders. During the three months ended May 31, 2021 the Company recognized $457,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Three Months Ended May 31,
	2021	% of total	2020	% of total
Fluxing Systems	$358,000	10%	$344,000	10%
Integrated Coating Systems	155,000	4%	1,176,000	34%
Multi-Axis Coating Systems	2,079,000	57%	913,000	27%
OEM Systems	326,000	9%	422,000	12%
Other	726,000	20%	574,000	17%
TOTAL	$3,644,000		$3,429,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2021	2021
Raw materials and subassemblies	$1,176,733	$1,081,591
Finished goods	613,653	786,785
Work in process	1,137,114	1,027,010
Total	2,927,500	2,895,386
Less: Allowance	(315,280)	(284,280)
Net inventories	$2,612,220	$2,611,106

NOTE 5: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2021, there were 396,250 options outstanding under the 2013 Plan, of which 285,125 are vested.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2020, there were 47,500 options outstanding and vested under the 2003 Plan, under which no additional options may be granted.

During the three months ended May 31, 2021, 63,334 options were exercised on a net cashless basis, which resulted in 49,901 shares of common stock issued.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. For the three months ended May 31, 2021 no options were issued. For the three months ended May 31, 2021 and 2020, net income and earnings per share reflect the actual expense for stock-based compensation. The impact of applying ASC 718 approximated $22,000 and $8,000 in additional compensation expense during the three months ended May 31, 2021 and 2020, respectively. Such amounts are included in general and administrative expenses on the statement of operations. The expense for stock-based compensation is a non-cash expense item.

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2021	2020

Numerator for basic and diluted earnings per share	$1,266,752	$167,928

Denominator for basic earnings per share - weighted average	15,494,421	15,397,779

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	169,351	38,979
Denominator for diluted earnings per share	15,663,772	15,436,758

Basic Earnings Per Share	$0.08	$0.01

Diluted Earnings Per Share	$0.08	$0.01

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	May 31,	February 28,
	2021	2021
Note Payable, bank, unsecured, Paycheck Protection Program funding, initially scheduled to be payable in monthly installments of principal and interest of $56,370 through April 2022. Interest rate 1%. 2-year term. Under the terms of the CARES Act, forgiveness for all or a portion of the loan may be granted based upon use of the loan proceeds for eligible payroll and related payroll costs and other qualified expenses. The Company applied for forgiveness of this obligation in December 2020. Under the Paycheck Protection Program Flexibility Act, payments of principal and interest shall be deferred until the date that the Small Business Administration remits the forgiveness amount to the Company’s lender or determines that some or all of the PPP loan is not eligible for forgiveness. If all or a portion of the loan is not forgiven, the unforgiven balance and accrued interest shall be payable during the remainder of the term of the loan. The SBA forgave this loan in its entirety in April 2021. During the three months ended May 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $1,005,372. The gain on the forgiveness of the PPP Loan is a non-taxable event.	—	1,001,640

Total long-term debt	$—	$1,001,640

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 3.25% at May 31, 2021 and February 28, 2021. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of May 31, 2021, $618,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2021. As of May 31, 2021, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $882,000 as of May 31, 2021.

NOTE 10: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	May 31, 2021	May 31, 2020
Asia Pacific (APAC)	1,222,000	1,923,000
Europe, Middle East, Asia (EMEA)	842,000	430,000
Latin America	352,000	320,000
	$2,416,000	$2,673,000

During first quarter of fiscal 2022 and fiscal 2021, sales to foreign customers accounted for approximately $2,416,000 and $2,673,000, or 66% and 78% respectively, of total revenues.

The Company had three customers which accounted for 33% of sales during the first quarter of fiscal 2022. Four customers accounted for 54% of the outstanding accounts receivables at May 31, 2021.

The Company had three customers which accounted for 46% of sales during the first quarter of fiscal 2021. Three customers accounted for 45% of the outstanding accounts receivables at May 31, 2020.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit disclosed in Note 9, the Company did not have any material commitments or contingencies as of May 31, 2021.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; the recovery of the Electronics/ Microelectronics and Medical markets following COVID-19 related slowdowns; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within forecasted range of sales guidance.

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

We believe product superiority is imperative and that it is attained through the extensive experience we have in the coatings industry, our proprietary manufacturing know-how and skills and the unique work force we have built over the years. Our growth strategy is to leverage our innovative technologies, proprietary know-how, unique talent and experience, and global reach to further advance the use of ultrasonic coating technologies for the microscopic coating of surfaces in a broader array of applications that enable better outcomes for our customers’ products and processes.

We are a global business with approximately 66% of our sales generated from outside the United States and Canada in the first three months of fiscal 2022. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

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

First Quarter Fiscal 2022 Highlights (compared with the first quarter of fiscal 2021 unless otherwise noted) We refer to the three-month periods ended May 31, 2021 and 2020 as the first quarter of fiscal 2022 and fiscal 2021, respectively.

•	Net Sales were $3,644,000, an increase of 6%, primarily driven by strength in the semiconductor and electronic diagnostic coating markets.
•	Gross Profit increased 17% to $1,824,000 due to higher sales and product mix.
•	Gross Margin expanded 450 basis points to 50.0% primarily due to product mix and lower than expected warranty and installation costs.
•	Operating Income increased 86% to $343,000 due to increased gross profit, partially offset by increases in operating expenses.
•	Income before taxes increased 65% to $346,000, excluding the benefit from PPP loan forgiveness of $1.0 million.
•	Equity increased $1,288,000 to $12,239,000 reflecting the current period’s net income.
•	As of May 31, 2021, the Company had no outstanding debt.
•	Backlog at May 31, 2021 grew to $4,380,000, an increase of $529,000 or 13.7%, from fiscal year end at February 28, 2021.

Results of Operations

Sales:

Product Sales:

	Three Months Ended May 31,				Change
	2021	% of total	2020	% of total	$	%
Fluxing Systems	$358,000	10%	$344,000	10%	14,000	4%
Integrated Coating Systems	155,000	4%	1,176,000	34%	(1,021,000)	(87%	)
Multi-Axis Coating Systems	2,079,000	57%	913,000	27%	1,166,000	128%
OEM Systems	326,000	9%	422,000	12%	(96,000)	(23%	)
Other	726,000	20%	574,000	17%	152,000	26%
TOTAL	$3,644,000		$3,429,000		$215,000	6%

Sales growth was driven by increased demand for our multi-axis coating systems used in the manufacturing process of electronic diagnostic test kits for Covid-19, and a strong quarter for machines in the semiconductor market. We had a decrease in integrated coatings systems due to a large integrated coating machine order in the electronics industry for China that occurred in first quarter fiscal 2021, that did not repeat in first quarter fiscal 2022.

Market Sales:

	Three Months Ended May 31,				Change
	2021	% of total	2020	% of total	$	%
Electronics/Microelectronics	$2,258,000	62%	$2,240,000	65%	18,000	1%
Medical	717,000	20%	692,000	20%	25,000	4%
Alternative Energy	432,000	12%	395,000	12%	37,000	9%
Emerging R&D and Other	166,000	5%	37,000	1%	129,000	349%
Industrial	71,000	2%	65,000	2%	6,000	9%
TOTAL	$3,644,000		$3,429,000		$215,000	6%

Electronics / Microelectronics lead our market baskets with 62% of our total sales in this category. The continued success in this market category was primarily driven by increased sales to the semiconductor market and a strong first quarter of fiscal 2022 for our electronic diagnostic coating machines. Similar to last fiscal year, we expect the other market baskets to contribute a larger part of our revenue in the remaining quarters of the year.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2021	2020	$	%
U.S. & Canada	$1,228,000	$756,000	$472,000	62%
Asia Pacific (APAC)	1,222,000	1,923,000	(701,000)	(36%	)
Europe, Middle East, Asia (EMEA)	842,000	430,000	412,000	96%
Latin America	352,000	320,000	32,000	10%
TOTAL	$3,644,000	$3,429,000	$215,000	6%

In the first quarter of fiscal 2022, approximately 66% of sales originated outside of the United States and Canada compared with 78% in the prior year period. The increase in U.S. and Canada sales was impacted by several US based companies shifting some portion of their operations back to the U.S. due to concerns with potential overseas Covid restrictions.

Gross Profit:

	Three Months Ended May 31,		Change
	2021	2020	$	%
Net Sales	$3,644,000	$3,429,000	$215,000	6%
Cost of Goods Sold	1,820,000	1,868,000	(48,000)	(3%	)
Gross Profit	$1,824,000	$1,561,000	$263,000	17%

Gross Profit %	50.0%	45.5%

Our gross profit increased $263,000, or 17%, to $1,824,000 for the first quarter of fiscal 2022 compared with $1,561,000 in the prior year period. Our gross profit margin increased 450 basis points to 50.0% in the first quarter of fiscal 2022 compared to 45.5% in the prior year period. The increase in gross profit margin during the quarter is primarily due to product mix and decreased warranty and installation costs. These decreases were offset by increased Service Department labor costs and increased travel costs.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2021	2020	$	%
Research and product development	$414,000	$412,000	$2,000	1%
Marketing and selling	$764,000	$707,000	$57,000	8%
General and administrative	$303,000	$258,000	$45,000	17%
Total Operating Expenses	$1,481,000	$1,377,000	$104,000	8%

Marketing and Selling:

Marketing and selling expenses increased in the first quarter of fiscal 2022 due to increased international commission expense. This increase was partially offset by decreased travel, advertising and trade show expense.

General and Administrative:

In the first quarter of fiscal 2022, we experienced increases in professional fees, stock-based compensation expense, salaries and health insurance premiums.

Operating Income:

Operating income increased to $343,000 in the first quarter of fiscal 2022 compared with $184,000 for the prior year period, an increase of $159,000. The increase in operating income is a result of our gross profit increasing by $263,000, offset by an increase in our operating expenses of $104,000.

Interest and Dividend Income:

Interest and dividend income decreased $20,000 to $3,000 in the first quarter of fiscal 2022 as compared with $23,000 for the first quarter of fiscal 2021. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2021, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $85,000 for the first quarter of fiscal 2022 compared with $42,000 for the first quarter of fiscal 2021.The increase in income tax expense is due to a decrease in available research and development tax credits.

Paycheck Protection Program Loan Forgiveness:

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

During the three months ended May 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $1,005,372. The gain on the forgiveness of the PPP Loan is a non-taxable event.

Net Income:

Net income increased by $1,099,000 to $1,267,000 in the first quarter of fiscal 2022 compared to $168,000 in the prior year period. The increase in net income is a result of an increase in operating income combined with the PPP Loan forgiveness offset by an increase in income taxes.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $310,000 to $9,212,000 at May 31, 2021 from $8,902,000 at February 28, 2021. The increase in working capital was mostly the result of the current period's net income and noncash charges partially offset by purchases of equipment.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2021 and February 28, 2021, our working capital included:

	May 31, 2021	February 28, 2021	Cash Increase
Cash and cash equivalents	$5,793,000	$4,084,000	$1,709,000
Marketable securities	3,490,000	4,563,000	(1,073,000)
Total	$9,283,000	$8,647,000	$636,000

The following table summarizes the accounts and the major reasons for the $636,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$423,000	To reconcile increase in cash.
Accounts receivable decrease	589,000	Timing of cash receipts.
Equipment purchases	(86,000)	Equipment and facilities upgrade.
Customer deposits increase	81,000	Received for new orders.
Accounts payable and accrued expenses decrease	(465,000)	Timing of disbursements.
Taxes payable increase	83,000	Timing of disbursements.
Other - net	11,000	Timing of disbursements.
Net increase in cash	$636,000

Stockholders’ Equity – Stockholder’s Equity increased $1,288,000 from $10,951,000 at February 28, 2021 to $12,239,000 at May 31, 2021. The increase is a result of the current period’s net income of $1,267,000 and $21,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $722,000 of cash in our operating activities in the first quarter of fiscal 2022 compared with using $396,000 of cash in the first quarter of fiscal 2021. The increase in cash generated by operating activities was mostly the result of decreases in accounts receivable and a decrease in customer deposit balances. These sources of cash were partially offset by an increase in inventories and decreases in accounts payable and accrued expenses.

Investing Activities – For the first quarter of fiscal 2022, our investing activities generated $988,000 of cash compared with $158,000 for the first quarter of fiscal 2021. For the first quarters of fiscal 2022 and 2021, we used $86,000 and $152,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first quarter of fiscal 2022, our marketable securities provided $1,073,000 compared with $311,000 for the first quarter of 2021.

Financing Activities – In the first quarter of fiscal 2022 and 2021, we used $0 and $42,000, respectively, for the repayment of our note payable.

During the first quarter of fiscal 2021, we borrowed $1,001,640 from a bank under the Paycheck Protection Program.

Net Increase in Cash and Cash Equivalents – In the first quarter of fiscal 2022, our cash balance increased by $1,709,000 as compared to an increase of $722,000 in the first quarter of 2021. In the first quarter of fiscal 2022, our operating activities generated $722,000 of cash and our marketable securities generated $1,073,000 of cash. In addition, we used $85,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements. In the first quarter of fiscal 2021, we received $1,002,000 in proceeds from a note payable.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2021.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Impact of New Accounting Pronouncements

Accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements is not expected to have a material impact on the financial statements of the Company.

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

Although the Company's assets included $5,793,000 in cash and $3,490,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2021. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

31.1 – 31.2– Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101 – The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104 – Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2021

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer