Form 10-Q
period 2021-08-31
SONO TEK CORP
filed 2021-10-13
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-16035

(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2012 Rt. 9W, Milton, NY 12547

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone no., including area code: (845) 795-2020

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SOTK	NASDAQ

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 12, 2021
Class
Common Stock, par value $.01 per share	15,543,133

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2021	February 28,
	(Unaudited)	2021
ASSETS

Current Assets:
Cash and cash equivalents	$6,143,106	$4,084,078
Marketable securities	3,554,124	4,563,470
Accounts receivable (less allowance of $56,123)	1,482,334	1,757,802
Inventories, net	2,923,855	2,611,106
Prepaid expenses and other current assets	124,214	151,316
Total current assets	14,227,633	13,167,772

Land	250,000	250,000
Buildings, net	1,525,958	1,575,135
Equipment, furnishings and building improvements, net	1,057,084	1,075,190
Intangible assets, net	85,736	95,456
Deferred tax asset	236,120	259,838

TOTAL ASSETS	$17,382,531	$16,423,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,080,255	$1,294,483
Accrued expenses	1,398,318	1,750,916
Customer deposits	1,916,784	1,166,541
Income taxes payable	202,188	53,567
Total current liabilities	4,597,545	4,265,507

Deferred tax liability	183,011	205,562
Long term debt, less current maturities	—	1,001,640
Total liabilities	4,780,556	5,472,709

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,531,285 and 15,452,656 shares issued and outstanding, respectively	155,313	154,527
Additional paid-in capital	9,104,925	9,064,994
Accumulated earnings	3,341,737	1,731,161
Total stockholders’ equity	12,601,975	10,950,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,382,531	$16,423,391

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2021	2020	2021	2020

Net Sales	$7,714,935	$6,909,185	$4,070,467	$3,480,641
Cost of Goods Sold	3,816,771	3,727,486	1,996,468	1,859,675
Gross Profit	3,898,164	3,181,699	2,073,999	1,620,966

Operating Expenses
Research and product development costs	826,213	834,940	412,397	423,516
Marketing and selling expenses	1,504,245	1,388,987	739,603	682,270
General and administrative costs	776,222	572,254	473,423	313,852
Total Operating Expenses	3,106,680	2,796,181	1,625,423	1,419,638

Operating Income	791,484	385,518	448,576	201,328

Interest Expense	—	(17,704)	—	(9,287)
Interest and Dividend Income	11,000	25,483	7,640	2,837
Other Income	—	19,519	—	8,084
Paycheck Protection Program Loan Forgiveness	1,005,372	—	—	—

Income Before Income Taxes	1,807,856	412,816	456,216	202,962

Income Tax Expense	197,280	67,125	112,392	25,199

Net Income	$1,610,576	$345,691	$343,824	$177,763

Basic Earnings Per Share	$0.10	$0.02	$0.02	$0.01

Diluted Earnings Per Share	$0.10	$0.02	$0.02	$0.01

Weighted Average Shares - Basic	15,500,952	15,410,952	15,507,484	15,424,126

Weighted Average Shares - Diluted	15,613,930	15,530,910	15,602,359	15,533,010

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended August 31, 2021

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682
Stock based compensation expense			21,637		21,637
Cashless exercise of stock options	49,901	499	(499)		—
Net Income				1,266,752	1,266,752
Balance, May 31, 2021(Unaudited)	15,502,557	$155,026	$9,086,132	$2,997,913	$12,239,071
Stock based compensation expense			19,080		19,080
Cashless exercise of stock options	28,728	287	(287)		—
Net Income				343,824	343,824
Balance, August 31, 2021 (Unaudited)	15,531,285	$155,313	$9,104,925	$3,341,737	$12,601,975

Three and Six Months Ended August 31, 2020

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407
Stock based compensation expense			8,097		8,097
Cashless exercise of stock options	74,805	748	(748)		—
Net Income				167,928	167,928
Balance, May 31, 2020 (Unaudited)	15,422,985	$154,230	$9,025,755	$778,447	$9,958,432
Stock based compensation expense			7,906		7,906
Cashless exercise of stock options	12,950	130	(130)		—
Net Income				177,763	177,763
Balance, August 31, 2020 (Unaudited)	15,435,935	$154,360	$9,033,531	$956,210	$10,144,101

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,610,576	$345,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	224,233	214,280
Stock based compensation expense	40,717	16,003
Inventory reserve	(24,919)	36,000
Paycheck Protection Program Loan Forgiveness	(1,005,372)	—
Deferred tax expense	1,167	—
Decrease (Increase) in:
Accounts receivable	275,468	(418,947)
Inventories	(287,830)	(116,157)
Prepaid expenses and other current assets	27,101	58,863
(Decrease) Increase in:
Accounts payable and accrued expenses	(563,094)	(250,099)
Customer deposits	750,243	(660,588)
Income taxes payable	148,622	(6,878)
Net Cash Provided by (Used in) Operating Activities	1,196,912	(781,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(147,230)	(290,347)
Capital expenditure grant proceeds	—	100,000
Sale (purchase) of marketable securities	1,009,346	366,639
Net Cash Provided by Investing Activities	862,116	176,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	1,001,640
Repayment of long term debt	—	(84,040)
Net Cash Provided by Financing Activities	—	917,600

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,059,028	312,060

CASH AND CASH EQUIVALENTS
Beginning of period	4,084,078	3,659,551
End of period	$6,143,106	$3,971,611

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$13,972
Income Taxes Paid	$47,488	$74,004

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2021 and 2020

NOTE 1: BUSINESS DESCRIPTION

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975. We are the world leader in the design and manufacture of ultrasonic coating systems for applying precise, thin film coatings to add functional properties, protect or strengthen surfaces on parts and components for the microelectronics/electronics, alternative energy, medical, industrial and emerging research & development/other markets. We design and manufacture custom-engineered ultrasonic coating systems incorporating our patented technology, in combination with strong applications engineering knowledge, to assist our customers in achieving their desired coating solutions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2021 (“fiscal year 2021”) contained in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on May 28, 2021. The Company’s current fiscal year ends on February 28, 2022 (“fiscal 2022”).

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2021 and February 28, 2021, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – August 31, 2021	$3,554,124	$—	$—	$3,554,124

Marketable Securities – February 28, 2021	$4,261,927	301,543	$—	$4,563,470

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $3,554,124 and $4,563,470 that are considered to be highly liquid and easily tradeable as of August 31, 2021 and February 28, 2021, respectively. Mutual funds and US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy.

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2021 and February 28, 2021, there were no uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $187,206 and $181,922 at August 31, 2021 and February 28, 2021, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded in the six months ended August 31, 2021 and August 31, 2020 on the Company’s long-lived assets.

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

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales in the accompanying unaudited consolidated statements of income.

Stock-Based Compensation - The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

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

Uncertainties - Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through fiscal 2022, the measures taken by the governments of countries affected have adversely affected the Company’s business, financial condition, and results of operations. The pandemic had a slight adverse impact on sales and the demand for products in fiscal 2021, resulting in sales that were less than expected at the beginning of fiscal 2021.

NOTE 3: REVENUE RECOGNITION

A majority of the Company’s sales revenue is derived primarily from short term contracts with customers, which, primarily, are in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

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

At August 31, 2021, the Company had received $1,917,000 in cash deposits, and had issued Letters of Credit in the amount of $618,000 to secure these cash deposits. At August 31, 2021, the Company was utilizing $618,000 of its available credit line to collateralize these letters of credit.

At February 28, 2021, the Company had received $1,167,000 in cash deposits for customer orders. During the six months ended August 31, 2021, the Company recognized $457,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Three Months Ended August 31,				Six Months Ended August 31,
	2021	% of total	2020	% of total	2021	% of total	2020	% of total
Fluxing Systems	$117,000	3%	$94,000	3%	$476,000	6%	$438,000	6%
Integrated Coating Systems	565,000	14%	673,000	19%	720,000	9%	1,849,000	27%
Multi-Axis Coating Systems	1,891,000	46%	1,985,000	57%	3,970,000	52%	2,898,000	42%
OEM Systems	845,000	21%	232,000	7%	1,171,000	15%	654,000	9%
Other	652,000	16%	497,000	14%	1,378,000	18%	1,070,000	16%
TOTAL	$4,070,000		$3,481,000		$7,715,000		$6,909,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2021	2021
Raw materials and subassemblies	$1,299,693	$1,081,591
Finished goods	580,383	786,785
Work in process	1,303,140	1,027,010
Total	3,183,216	2,895,386
Less: Allowance	(259,361)	(284,280)
Net inventories	$2,923,855	$2,611,106

NOTE 5: STOCK OPTIONS

Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2021, there were 442,625 options outstanding under the 2013 Plan, of which 306,500 are vested.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of August 31, 2021, there were 15,000 options outstanding and vested under the 2003 Plan, under which no additional options may be granted.

During the three months ended August 31, 2021, 38,500 options were exercised on a net cashless basis, which resulted in 28,728 shares of common stock being issued. During the six months ended August 31, 2021, 101,834 options were exercised on a net cashless basis, which resulted in 78,629 shares of common stock being issued.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the three and six months ended August 31, 2021, the Company granted options to acquire 62,750 shares to employees and directors exercisable at $3.19. The options granted to employees and directors vest over three years and expire in ten years. The options had a weighted average grant date fair value of $1.60 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2021
Expected Life	5 - 8 years
Risk free interest rate	0.78% - 1.04%
Expected volatility	50.73% - 52.1%
Expected dividend yield	0%

Total compensation related to non-vested options not yet recognized as of August 31, 2021 was $243,000 and will be recognized on a straight line basis over the next 2.5 years.

For the three and six months ended August 31, 2021 and 2020, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The impact of applying ASC 718 approximated $19,000 and $8,000 in additional compensation expense during the three months ended August 31, 2021 and 2020, respectively. The impact of applying ASC 718 approximated $41,000 and $16,000 in additional compensation expense during the six months ended August 31, 2021 and 2020, respectively. Such amounts are included in general and administrative expenses on the unaudited consolidated statements of income.

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended August 31,		Three Months Ended August 31,
	2021	2020	2021	2020

Numerator for basic and diluted earnings per share	$1,610,576	$345,691	$343,824	$177,763

Denominator for basic earnings per share – weighted average	15,500,952	15,410,952	15,507,484	15,424,126

Effects of dilutive securities
Stock options for employees, directors and outside consultants	112,978	119,958	94,875	108,884

Denominator for diluted earnings per share	15,613,930	15,530,910	15,602,359	15,533,010

Basic Earnings Per Share	$0.10	$0.02	$0.02	$0.01
Diluted Earnings Per Share	$0.10	$0.02	$0.02	$0.01

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	August 31,	February 28,
	2021	2021
Note Payable, bank, unsecured, Paycheck Protection Program funding, initially scheduled to be payable in monthly installments of principal and interest of $56,370 through April 2022. Interest rate 1%. 2-year term. Under the terms of the CARES Act, forgiveness for all or a portion of the loan may be granted based upon use of the loan proceeds for eligible payroll and related payroll costs and other qualified expenses. The Company applied for forgiveness of this obligation in December 2020. Under the Paycheck Protection Program Flexibility Act, payments of principal and interest shall be deferred until the date that the Small Business Administration remits the forgiveness amount to the Company’s lender or determines that some or all of the PPP loan is not eligible for forgiveness. If all or a portion of the loan is not forgiven, the unforgiven balance and accrued interest shall be payable during the remainder of the term of the loan. The SBA forgave this loan in its entirety in April 2021. During the six months ended August 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $1,005,372. The gain on the forgiveness of the PPP Loan is a non-taxable event.	—	1,001,640

Total long-term debt	$—	$1,001,640

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 3.25% at August 31, 2021 and February 28, 2021. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of August 31, 2021, $618,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2022. As of August 31, 2021, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $882,000 as of August 31, 2021.

NOTE 10: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2021	2020	2021	2020

Asia Pacific (APAC)	$2,853,000	$2,377,000	$1,631,000	$455,000
Europe, Middle East, Asia (EMEA)	1,436,000	1,198,000	593,000	767,000
Latin America	645,000	423,000	293,000	103,000
	$4,934,000	$3,998,000	$2,517,000	$1,325,000

During first half of fiscal 2022 and fiscal 2021, sales to foreign customers accounted for approximately $4,934,000  and $3,998,000, or 64% and 58% respectively, of total revenues.

During second quarter of fiscal 2022 and fiscal 2021, sales to foreign customers accounted for approximately $2,517,000 and $1,325,000, or 62% and 38% respectively, of total revenues.

The Company had two customers which accounted for 26% of sales during the first half of fiscal 2022. The Company had five customers which accounted for 47% of sales during the second quarter of fiscal 2022. Two customers accounted for 55% of the outstanding accounts receivables at August 31, 2021.

The Company had six customers which accounted for 47% of sales during the first half of fiscal 2021.The Company had six customers which accounted for 54% of sales during the second quarter of fiscal 2021. Two customers accounted for 64% of the outstanding accounts receivables at February 28, 2021 .

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

Our ultrasonic nozzle systems use high frequency, ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing thin layers of functional or protective materials over a surface such as glass or metals. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw materials, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions.

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

We are a global business with approximately 64% of our sales generated from outside the United States and Canada in the first six months of fiscal 2022. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives (”reps”). In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs. Providing customers visiting our labs with a high level of application engineering expertise to develop their unique coating processes is our focus, as we continually expand Sono-Tek’s services to best support the needs of our customers.

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

Second Quarter Fiscal 2022 Highlights (compared with the second quarter of fiscal 2021 unless otherwise noted) We refer to the three-month periods ended August 31, 2021 and 2020 as the second quarter of fiscal 2022 and fiscal 2021, respectively.

•	Net sales were $4,070,000, up 17% or $589,000, driven by increased sales of OEM systems to the China market.
•	Gross Profit increased 28% to $2,074,000 due to higher sales and product mix.
•	Gross Margin expanded 440 basis points to 51.0% primarily due to product mix.
•	Operating income increased 123% to $449,000 due to the increase in gross profit, partially offset by increases in operating expenses.
•	Income before taxes increased 125% to $456,000.
•	Backlog on August 31, 2021 reached a record high of $6,332,000, an increase of 45% compared with backlog of $4,380,000 on May 31, 2021 (the end of the fiscal Q1) and increased 64% compared to backlog of $3,851,000 on February 28, 2021.

First Half Fiscal 2022 Highlights (compared with the first half of fiscal 2021 unless otherwise noted) We refer to the six-month periods ended August 31, 2021 and 2020 as the first half of fiscal 2022 and fiscal 2021, respectively.

•	Net Sales were $7,715,000, an increase of 12%, primarily driven by strength in the semiconductor and electronic diagnostic coating markets.
•	Gross Profit increased 23% to $3,898,000 due to higher sales and product mix.
•	Gross Margin expanded 440 basis points to 50.5% primarily due to product mix and lower than expected warranty and installation costs.
•	Operating Income increased 105% to $791,000 due to the increase in gross profit, partially offset by increases in operating expenses.
•	Income before taxes increased 94% to $802,000, excluding the benefit from PPP loan forgiveness of $1.0 million.
•	As of August 31, 2021, the Company had no outstanding debt.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2021	2020	$	%		2021	2020	$	%
Fluxing Systems	$117,000	$94,000	23,000	24%		$476,000	$438,000	38,000	9%
Integrated Coating Systems	565,000	673,000	(108,000)	(16%	)	720,000	1,849,000	(1,129,000)	(61%	)
Multi-Axis Coating Systems	1,891,000	1,985,000	(94,000)	(5%	)	3,970,000	2,898,000	1,072,000	37%
OEM Systems	845,000	232,000	613,000	264%		1,171,000	654,000	517,000	79%
Other	652,000	497,000	155,000	31%		1,378,000	1,070,000	308,000	29%
TOTAL	$4,070,000	$3,481,000	589,000	17%		$7,715,000	$6,909,000	806,000	12%

Sales growth of 17% during the second quarter of fiscal 2022 was primarily driven by a significant shipment of multi-axis coating systems used to coat electronic diagnostic devices for rapid COVID-19 test kits, as well as strong sales of OEM systems used in the Semiconductor and Spray Fluxing markets. The sales increases in these product lines more than offset the decrease in Integrated Coating Systems sales, which were lower due to the shipment of a large integrated coating machine in last year’s first quarter.

Market Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2021	2020	$	%		2021	2020	$	%
Electronics/Microelectronics	$1,448,000	$811,000	637,000	79%		$3,707,000	$3,051,000	656,000	22%
Medical	1,097,000	961,000	136,000	14%		1,814,000	1,653,000	161,000	10%
Alternative Energy	957,000	826,000	131,000	16%		1,389,000	1,221,000	168,000	14%
Emerging R&D and Other	269,000	479,000	(210,000)	(44%	)	435,000	516,000	(81,000)	(16%	)
Industrial	299,000	404,000	(105,000)	(26%	)	370,000	468,000	(98,000)	(21%	)
TOTAL	$4,070,000	$3,481,000	589,000	17%		$7,715,000	$6,909,000	806,000	12%

Sales to the Electronics market recorded significant growth of 79% in the second quarter, primarily driven by strong sales to China for our OEM systems which are used in the semiconductor market, and continued acceleration of Sono-Tek products for coating electronic diagnostic devices used in rapid COVID-19 test kits. The Alternative Energy market was also strong with growing investments in the clean energy sector from both government and private industry driving demand for Sono-Tek machines for coating membranes used in fuel cells and carbon capture applications.

Geographic Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2021	2020	$	%		2021	2020	$	%
U.S. & Canada	$1,553,000	$2,156,000	(603,000)	(28%	)	$2,781,000	$2,911,000	(130,000)	(4%	)
Asia Pacific (APAC)	1,631,000	455,000	1,176,000	258%		2,853,000	2,377,000	476,000	20%
Europe, Middle East, Asia (EMEA)	593,000	767,000	(174,000)	(23%	)	1,436,000	1,198,000	238,000	20%
Latin America	293,000	103,000	190,000	184%		645,000	423,000	222,000	52%
TOTAL	$4,070,000	$3,481,000	589,000	17%		$7,715,000	$6,909,000	806,000	12%

In the first half of fiscal 2022, approximately 64% of sales originated outside of the United States and Canada compared with 58% in the first half of fiscal 2021.

In the second quarter of fiscal 2022, approximately 62% of sales originated outside of the United States and Canada compared with 38% in the second quarter of fiscal 2021.

Strong sales in Q2 FY2022 were primarily driven from APAC, reflecting the transition of several countries emerging from COVID-19 lockdowns to bring their manufacturing operations back online. APAC shipments during the second quarter included both a newly developed medical device coating machine for implantable devices and several stent coating machines to China, a newly developed EMI coating system to Singapore, and a repeat order for our latest balloon catheter coating machine that was shipped to Japan.

Sales to the U.S. & Canada dipped in Q2 FY2022, primarily due to the shipment of a large float glass coating line in Q2 FY2021, which did not repeat in Q2 FY2022. Sales of large industrial float glass machines typically varies from period to period.

Sono-Tek continues to adapt and refocus its sales efforts to those countries that are operational during COVID-19 peaks and dips. This strategy has been helpful in softening the impact of the pandemic on the Company’s operations and will continue to be part of Sono-Tek’s go-to-market strategy for the foreseeable future.

Gross Profit:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2021	2020	$	%	2021	2020	$	%
Net Sales	$4,070,000	$3,481,000	589,000	17%	$7,715,000	$6,909,000	806,000	12%
Cost of Goods Sold	1,996,000	1,860,000	136,000	7%	3,817,000	3,727,000	90,000	2%
Gross Profit	$2,074,000	$1,621,000	453,000	28%	$3,898,000	$3,182,000	716,000	23%

Gross Profit %	51.0%	46.6%			50.5%	46.1%

For the second quarter of fiscal 2022, gross profit increased $453,000, or 28%, compared with the second quarter of fiscal 2021. The gross profit margin was 51.0% compared with 46.6% for the prior year period. The improvement in the gross profit margin is due to increased sales combined with higher sales margins.

Gross profit increased $716,000, or 23%, to $3,898,000 for the first half of fiscal 2022 compared with $3,182,000 in the first half of fiscal 2021. The gross profit margin was 50.5% compared with 46.1% for the prior year period. The improvement in the gross profit margin is due to increased sales combined with higher sales margins.

Operating Expenses:

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2021	2020	$	%		2021	2020	$	%
Research and product development	$412,000	$424,000	(12,000)	(3%	)	$827,000	$835,000	(8,000)	(1%	)
Marketing and selling	740,000	682,000	58,000	9%		1,504,000	1,389,000	115,000	8%
General and administrative	473,000	314,000	159,000	51%		776,000	572,000	204,000	36%
Total Operating Expenses	$1,625,000	$1,420,000	205,000	14%		$3,107,000	$2,796,000	311,000	11%

Research and Product Development:

Research and product development costs decreased in the second quarter of fiscal 2022 due to decreased salaries and related costs. In the second quarter of fiscal 2022, some of our personnel, previously assigned to research and development projects, were assigned to specific customer sales orders and the associated costs were recorded in inventory, as incurred.

Marketing and Selling:

Marketing and selling costs increased in the second quarter of fiscal 2022 due to increases in commissions, salaries and travel expenses. These increases were partially offset by decreased trade show expenses as a result of the COVID-19 outbreak.

Marketing and selling costs increased in the first half of fiscal 2022 due to increased commission expense. This increase was partially offset by decreased trade show expenses in the first half of fiscal 2022.

In the second quarter of fiscal 2022, we expended approximately $163,000 for commissions as compared with $117,000 for the second quarter of fiscal 2021, an increase of $46,000. In the first half of fiscal 2022, we expended approximately $387,000 for commissions as compared with $247,000 for the first half of fiscal 2021, an increase of $140,000. The increase in commission expense in the first quarter and second half of fiscal 2022 is due to an increase in external commission expense.

General and Administrative:

In the second quarter of fiscal 2022 and first half of fiscal 2022 we experienced increases in salaries, professional fees, corporate expenses and stock- based compensation expense. In August 2021, the Company’s stock was approved for listing on the Nasdaq Capital Market. In the second quarter of fiscal 2022, the Company expensed $75,000 in application and entry fees related to its listing on the Nasdaq Capital Market.

Operating Income:

Our operating income increased $248,000, to $449,000 in the second quarter of fiscal 2022 compared with $201,000 for the second quarter of fiscal 2021. Growth in revenue and gross profit were key factors in the improvement of operating income partially offset by increases in operating expenses in the second quarter of fiscal 2022. Operating margin for the quarter increased to 11% compared with 5.8% in the prior year period.

For the first half of fiscal 2022, operating income increased $405,000, to $791,000 compared with $386,000 for the first half of fiscal 2021. Growth in revenue and gross profit were key factors in the improvement of operating income partially offset by increases in operating expenses income in the first half of fiscal 2022. Operating margin for the first half of fiscal 2022 increased to 10.3% compared with 5.6% in the first half of fiscal 2021.

Interest and Dividend Income:

Interest and dividend income increased $5,000 to $8,000 in the second quarter of fiscal 2022 as compared with $3,000 for the second quarter of fiscal 2021. In the first half of fiscal 2022 interest and dividend income decreased $14,000 to $11,000 as compared with $25,000 for the first half of fiscal 2021. The decrease in the first half of fiscal 2022 is due to the decline in market rates. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At August 31, 2021, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $112,000 for the second quarter of fiscal 2022 compared with $25,000 for the second quarter of fiscal 2021. For the first half of fiscal 2022 we recorded income tax expense of $197,000 compared with $67,000 for the first half of fiscal 2021.

The increase in income tax expense in the second quarter and first half of fiscal 2022 is due to a decrease in available research and development tax credits combined with the increase in income before taxes.

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

During the six months ended August 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $1,005,372. The gain on the forgiveness of the PPP Loan is a non-taxable event.

Net Income:

Net income increased by $166,000 to $344,000 for the second quarter of fiscal 2022 compared with $178,000 for the second quarter of fiscal 2021. The increase in net income during the second quarter is a result of an increase in operating income offset by an increase in income taxes.

Net income increased by $1,265,000 to $1,611,000 for the first half of fiscal 2022 compared with $346,000 for the first half of fiscal 2021. The increase in net income in the first half of fiscal 2022 is a result of an increase in operating income combined with the PPP Loan forgiveness offset by an increase in income taxes.

Impact of COVID-19

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

Given the inherent uncertainty surrounding COVID-19, the pandemic may continue to have an adverse impact on our business in the near term. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, and financial condition.

Liquidity and Capital Resources

Working Capital – Our working capital increased $728,000 to $9,630,000 at August 31, 2021 from $8,902,000 at February 28, 2021. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2021 and February 28, 2021, our working capital included:

	August 31, 2021	February 28, 2021	Cash Increase (Decrease)
Cash and cash equivalents	$6,143,000	$4,084,000	$2,059,000
Marketable securities	3,554,000	4,563,000	(1,009,000)
Total	$9,697,000	$8,647,000	$1,050,000

The following table summarizes the accounts and the major reasons for the $1,050,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$845,000
Accounts receivable decrease	276,000	Timing of cash receipts.
Inventories increase	(288,000)	Required to support backlog.
Equipment purchases	(147,000)	Equipment and facilities upgrade.
Customer deposits increase	750,000	Received for new orders.
Accounts payable and accrued expenses decrease	(563,000)	Timing of disbursements.
Taxes payable increase	150,000	Timing of disbursements.
Other - net	27,000	Timing of disbursements.
Net increase in cash	$1,050,000

Stockholders’ Equity – Stockholders’ Equity increased $1,651,000 from $10,951,000 at February 28, 2021 to $12,602,000 at August 31, 2021. The increase is a result of the current period’s net income of $1,610,000 and $41,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $1,197,000 of cash in our operating activities in the first half of fiscal 2022 compared with using $782,000 of cash in the first half of fiscal 2021. The increase in cash generated by operating activities was mostly the result of a decrease in accounts receivable and increases in customer deposits and income taxes payable. These sources of cash were partially offset by an increase in inventories and decreases in accounts payable and accrued expenses.

Investing Activities – For the first half of fiscal 2022, our investing activities generated $862,000 of cash compared with $176,000 in the first half of fiscal 2021. For the first halves of fiscal years 2022 and 2021, we used $147,000 and $290,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first half of 2022, our marketable securities provided $1,009,000 compared with $367,000 in the first half of fiscal 2021.

In the second quarter of fiscal 2021, we received $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

Financing Activities – In the first halves of fiscal years 2022 and 2021, we used $0 and $84,000, respectively, for the repayment of our note payable.

During the first half of fiscal 2021, we borrowed $1,001,640 from a bank under the Paycheck Protection Program.

Net Increase in Cash and Cash Equivalents – In the first half of fiscal 2022, our cash balance increased by $2,059,000 as compared to $312,000 in the first half of 2021. In the first half of fiscal 2022, our operating activities generated $1,197,000 of cash and our marketable securities generated $1,009,000 of cash. In addition, we used $147,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

Although the Company's assets included $6,143,000 in cash and $3,554,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2021. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 – The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104 – Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2021

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer