Form 10-Q
period 2021-11-30
SONO TEK CORP
filed 2022-01-12
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 10, 2022
Class
Common Stock, par value $.01 per share	15,719,720

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 4

Condensed Consolidated Balance Sheets – November 30, 2021 (Unaudited) and February 28, 2021	1

Condensed Consolidated Statements of Income – Nine and Three Months Ended November 30, 2021 and 2020 (Unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity – Nine and Three Months Ended November 30, 2021 and 2020 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2021 and 2020 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12 –19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 – Controls and Procedures	20

Part II - Other Information	21

Signatures and Certifications	22

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2021	February 28,
	(Unaudited)	2021
ASSETS

Current Assets:
Cash and cash equivalents	$6,833,804	$4,084,078
Marketable securities	3,349,962	4,563,470
Accounts receivable (less allowance of $56,123)	1,563,460	1,757,802
Inventories, net	2,799,763	2,611,106
Prepaid expenses and other current assets	139,856	151,316
Total current assets	14,686,845	13,167,772

Land	250,000	250,000
Buildings, net	1,501,369	1,575,135
Equipment, furnishings and building improvements, net	1,114,606	1,075,190
Intangible assets, net	80,875	95,456
Deferred tax asset	236,120	259,838

TOTAL ASSETS	$17,869,815	$16,423,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$876,283	$1,294,483
Accrued expenses	1,733,451	1,750,916
Customer deposits	1,895,671	1,166,541
Income taxes payable	142,517	53,567
Total current liabilities	4,647,922	4,265,507

Deferred tax liability	183,011	205,562
Long term debt, less current maturities	—	1,001,640
Total liabilities	4,830,933	5,472,709

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,699,719 and 15,452,656 shares issued and outstanding, respectively	156,997	154,527
Additional paid-in capital	9,163,979	9,064,994
Accumulated earnings	3,717,906	1,731,161
Total stockholders’ equity	13,038,882	10,950,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,869,815	$16,423,391

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2021	2020	2021	2020

Net Sales	$12,134,336	$10,736,327	$4,419,401	$3,827,142
Cost of Goods Sold	6,077,645	5,624,002	2,260,874	1,896,516
Gross Profit	6,056,691	5,112,325	2,158,527	1,930,626

Operating Expenses
Research and product development costs	1,243,513	1,241,739	417,300	406,799
Marketing and selling expenses	2,349,607	2,154,956	845,362	765,969
General and administrative costs	1,181,502	883,384	405,280	311,130
Total Operating Expenses	4,774,622	4,280,079	1,667,942	1,483,898

Operating Income	1,282,069	832,246	490,585	446,728

Interest Expense	—	(23,949)	—	(6,245)
Interest and Dividend Income	13,367	26,953	2,367	1,470
Other Income	—	30,343	—	10,824
Paycheck Protection Program Loan Forgiveness	1,005,372	—	—	—

Income Before Income Taxes	2,300,808	865,593	492,952	452,777

Income Tax Expense	314,063	199,424	116,783	132,299

Net Income	$1,986,745	$666,169	$376,169	$320,478

Basic Earnings Per Share	$0.13	$0.04	$0.02	$0.02

Diluted Earnings Per Share	$0.13	$0.04	$0.02	$0.02

Weighted Average Shares - Basic	15,541,247	15,420,787	15,622,721	15,440,673

Weighted Average Shares - Diluted	15,572,424	15,547,604	15,654,936	15,583,089

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended November 30, 2021

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682
Cashless exercise of stock options	49,901	499	(499)		—
Stock based compensation expense			21,637		21,637
Net Income				1,266,752	1,266,752
Balance, May 31, 2021 (unaudited)	15,502,557	$155,026	$9,086,132	$2,997,913	$12,239,071
Cashless exercise of stock options	28,728	287	(287)		—
Stock based compensation expense			19,080		19,080
Net Income				343,824	343,824
Balance, August 31, 2021 (unaudited)	15,531,285	$155,313	$9,104,925	$3,341,737	$12,601,975
Cashless exercise of stock options	160,934	1,609	(1,609)		—
Stock based compensation expense			51,963		51,963
Proceeds from exercise of stock options	7,500	75	8,700		8,775
Net income				376,169	376,169
Balance, November 30, 2021 (unaudited)	15,699,719	$156,997	$9,163,979	$3,717,906	$13,038,882

Three and Nine Months Ended November 30, 2020

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407
Cashless exercise of stock options	74,805	748	(748)		—
Stock based compensation expense			8,097		8,097
Net income				167,928	167,928
Balance, May 31, 2020 (unaudited)	15,422,985	$154,230	$9,025,755	$778,447	$9,958,432
Cashless exercise of stock options	12,950	130	(130)		—
Stock based compensation expense			7,906		7,906
Net income				177,763	177,763
Balance, August 31, 2020 (unaudited)	15,435,935	$154,360	$9,033,531	$956,210	$10,144,101
Cashless exercise of stock options	9,659	96	(96)		—
Stock based compensation expense			10,970		10,970
Net income				320,478	320,478
Balance, November 30, 2020 (unaudited)	15,445,594	$154,456	$9,044,405	$1,276,688	$10,475,549

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Unaudited
	Nine Months Ended November 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,986,745	$666,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333,729	350,043
Stock based compensation expense	92,680	26,973
Inventory reserve	(3,919)	54,000
Paycheck Protection Program Loan Forgiveness	(1,005,372)	—
Deferred tax expense	23,718	(89,304)
Decrease (Increase) in:
Accounts receivable	194,342	(744,282)
Inventories	(184,738)	(119,211)
Prepaid expenses and other current assets	11,460	27,071
(Decrease) Increase in:
Accounts payable and accrued expenses	(431,934)	193,317
Customer deposits	729,130	133,423
Income taxes payable	66,400	214,725
Net Cash Provided by Operating Activities	1,812,241	712,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(284,798)	(327,180)
Capital expenditure grant proceeds	—	100,000
Sale of marketable securities	1,213,508	993,724
Net Cash Provided by Investing Activities	928,710	766,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,775	—
Proceeds from note payable	—	1,001,640
Repayment of long term debt	—	(126,650)
Net Cash Provided by Financing Activities	8,775	874,990

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,749,726	2,354,458

CASH AND CASH EQUIVALENTS
Beginning of period	4,084,078	3,659,551
End of period	$6,833,804	$6,014,009

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$20,573
Income Taxes Paid	$224,002	$74,004

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2021 and 2020

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2021 and February 28, 2021, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – November 30, 2021	$3,349,962	$—	$—	$3,349,962

Marketable Securities – February 28, 2021	$4,261,927	$301,543	$—	$4,563,470

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $3,349,962 and $4,563,470 that are considered to be highly liquid and easily tradeable as of November 30, 2021 and February 28, 2021, respectively. Mutual funds and US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy.

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of November 30, 2021 and February 28, 2021, there were no uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $189,848 and $181,922 at November 30, 2021 and February 28, 2021, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded in the nine months ended November 30, 2021 and November 30, 2020 on the Company’s long-lived assets.

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

New Accounting Pronouncements - In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The ASU became effective for the Company on March 1, 2021 and did not have a significant impact on the Company’s consolidated financial statements.

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

Shipping and Handling Costs - Shipping and handling costs are included in cost of sales in the accompanying unaudited consolidated statements of operations.

Stock-Based Compensation - The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected lives of the awards. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

ASC 718 requires the recognition of the fair value of stock compensation expense on a straight line basis over the requisite service period, based on the terms of the award in net income. The Company accounts for forfeitures as they occur.

Uncertainties - Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through fiscal 2022, the measures taken by the governments of impacted countries have adversely affected the Company’s business, financial condition, and results of operations. The pandemic had a slightly adverse impact on sales and the demand for products in fiscal 2021, resulting in sales that were less than expected at the beginning of fiscal 2021.

NOTE 3: REVENUE RECOGNITION

A majority of the Company’s sales revenue is derived primarily from short term contracts with customers which are primarily in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

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

At November 30, 2021, the Company had received $1,896,000 in cash deposits, and had issued Letters of Credit in the amount of $738,000 to secure these cash deposits. At November 30, 2021, the Company was utilizing $738,000 of its available credit line to collateralize these letters of credit.

At February 28, 2021, the Company had received $1,167,000 in cash deposits for customer orders. During the nine months ended November 30, 2021, the Company recognized $459,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2021	% of total	2020	% of total	2021	% of total	2020	% of total
Fluxing Systems	$104,000	2%	$242,000	6%	$579,000	5%	$680,000	6%
Integrated Coating Systems	60,000	1%	1,071,000	28%	780,000	6%	2,920,000	27%
Multi-Axis Coating Systems	2,721,000	62%	1,249,000	33%	6,692,000	55%	4,147,000	39%
OEM Systems	637,000	15%	523,000	14%	1,808,000	15%	1,177,000	11%
Other	897,000	20%	742,000	19%	2,275,000	19%	1,812,000	17%
TOTAL	$4,419,000		$3,827,000		$12,134,000		$10,736,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2021	2021
Raw materials and subassemblies	$1,286,026	$1,081,591
Finished goods	839,612	786,785
Work in process	954,486	1,027,010
Total	3,080,124	2,895,386
Less: Allowance	(280,361)	(284,280)
Net inventories	$2,799,763	$2,611,106

NOTE 5: STOCK OPTIONS

Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of November 30, 2021, there were 192,505 options outstanding under the 2013 Plan, of which 53,875 are vested.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of November 30, 2021, there were 10,000 options outstanding and vested under the 2003 Plan, under which no additional options may be granted.

During the three months ended November 30, 2021, 256,750 options were exercised on a net cashless basis, which resulted in 160,934 shares of common stock being issued. During the nine months ended November 30, 2021, 358,584 options were exercised on a net cashless basis, which resulted in 239,563 shares of common stock being issued.

NOTE 6: STOCK BASED COMPENSATION

The Company adopted ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the nine months ended November 30, 2021, the Company granted options to acquire 41,630 shares to employees exercisable at prices ranging from $3.19 to $6.05 and options to acquire 30,250 shares to non-employee members of the board of directors with an exercise price of $3.19. The options granted to employees and directors vest over three years and expire in ten years. The options granted during the first nine months of fiscal 2022 had a combined weighted average grant date fair value of $3.65 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Nine Months Ended November 30, 2021
Expected Life	5 - 8 years
Risk free interest rate	0.78% - 1.47%
Expected volatility	50.73% - 52.45%
Expected dividend yield	0%

Total compensation related to non-vested options not yet recognized as of November 30, 2021 was $219,000 and will be recognized over the next 2.4 years based on vesting date.

At November 30, 2021, the intrinsic value of the outstanding stock options was approximately $563,000.

For the three months ended November 30, 2021 and 2020, the Company recorded stock-based compensation expense of approximately $52,000 and $11,000, respectively. For the nine months ended November 30, 2021 and 2020, the Company recorded stock-based compensation expense of approximately $93,000 and $27,000, respectively. Such amounts are included in general and administrative expenses on the unaudited consolidated statements of income.

NOTE 7: EARNINGS PER SHARE

The denominators for the calculation of basic and diluted earnings per share at November 30, 2021 and 2020 are calculated as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2021	2020	2021	2020

Numerator for basic and diluted earnings per share	$1,986,745	$666,169	$376,169	$320,478

Denominator for basic earnings per share – weighted average	15,541,247	15,420,787	15,622,721	15,440,673

Effects of dilutive securities
Stock options for employees and directors	31,177	126,817	32,215	142,416

Denominator for diluted earnings per share	15,572,424	15,547,604	15,654,936	15,583,089

Basic earnings per share	$0.13	$0.04	$0.02	$0.02
Diluted earnings per share	$0.13	$0.04	$0.02	$0.02

NOTE 8: LONG TERM DEBT

Long-term debt consists of the following:

	November 30,	February 28,
	2021	2021
Note Payable, bank, unsecured, Paycheck Protection Program funding, initially scheduled to be payable in monthly installments of principal and interest of $56,370 through April 2022. Interest rate 1%. 2-year term. Under the terms of the CARES Act, forgiveness for all or a portion of the loan may be granted based upon use of the loan proceeds for eligible payroll and related payroll costs and other qualified expenses. The Company applied for forgiveness of this obligation in December 2020. Under the Paycheck Protection Program Flexibility Act, payments of principal and interest shall be deferred until the date that the Small Business Administration remits the forgiveness amount to the Company’s lender or determines that some or all of the PPP loan is not eligible for forgiveness. If all or a portion of the loan is not forgiven, the unforgiven balance and accrued interest shall be payable during the remainder of the term of the loan. The SBA forgave this loan in its entirety in April 2021. During the six months ended August 31, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $1,005,372. The gain on the forgiveness of the PPP Loan is a non-taxable event.	—	1,001,640

Total long-term debt	$—	$1,001,640

NOTE 9: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 3.25% at November 30, 2021 and February 28, 2021. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of November 30, 2021, $738,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2022. As of November 30, 2021, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $762,000.

NOTE 10: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2021	2020	2021	2020
Asia Pacific (APAC)	$4,754,000	$3,416,000	$1,901,000	$1,039,000
Europe, Middle East, Asia (EMEA)	2,723,000	2,414,000	1,287,000	1,216,000
Latin America	888,000	830,000	243,000	407,000
	$8,365,000	$6,660,000	$3,431,000	$2,662,000

In the first nine months of fiscal 2022 and fiscal 2021, sales to foreign customers accounted for approximately $8,365,000 and $6,660,000, or 69% and 62%, respectively, of total revenues.

During the third quarter of fiscal 2022 and fiscal 2021, sales to foreign customers accounted for approximately $3,431,000 and $2,662,000, or 78% and 70%, respectively, of total revenues.

The Company had three customers which accounted for 27% of sales during the first nine months of fiscal 2022. The Company had six customers which accounted for 48% of sales during the third quarter of fiscal 2022. Four customers accounted for 60% of the outstanding accounts receivables at November 30, 2021.

The Company had four customers which accounted for 30% of sales during the first nine months of fiscal 2021. The Company had three customers which accounted for 30% of sales during the third quarter of fiscal 2021. Two customers accounted for 64% of the outstanding accounts receivables at February 28, 2021.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; the continued recovery of the Microelectronics, Medical and Alternative Energy markets following COVID-19 related slowdowns; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; the continued strong sales of the multi-axis coatings systems; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within forecasted range of sales guidance.

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

Our ultrasonic nozzle systems use high frequency, ultrasonic vibrations that atomize liquids into minute drops that can be applied to surfaces at low velocity providing thin layers of functional or protective materials over surfaces such as glass or metals. Our solutions are environmentally-friendly, efficient and highly reliable. They enable dramatic reductions in overspray, savings in raw materials, water and energy usage and provide improved process repeatability, transfer efficiency, high uniformity and reduced emissions.

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

We are a global business with approximately 69% of our sales generated from outside the United States and Canada in the first nine months of fiscal 2022. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs. Providing customers visiting our labs with a high level of application engineering expertise to develop their unique coating processes is our focus, as we continually expand Sono-Tek’s services to best support the needs of our customers.

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

Third Quarter Fiscal 2022 Highlights (compared with the third quarter of fiscal 2021 unless otherwise noted) We refer to the three-month periods ended November 30, 2021 and 2020 as the third quarter of fiscal 2022 and fiscal 2021, respectively.

•	Net sales were $4,419,000, up 15% or $592,000, driven by strong sales to Asia for medical device coating machines and clean energy coating systems.
•	Gross Profit increased 12% to $2,159,000 due to the increase in sales.
•	Gross Margin was 48.9% compared with 50.5% for the prior year period due to changes in product mix.
•	Operating income increased 10% to $491,000 due to the increase in gross profit, partially offset by increases in operating expenses.
•	Income before taxes increased 9% to $493,000.
•	Backlog on November 30, 2021 reached another record high of $6,505,000, an increase of 3% compared with backlog of $6,332,000 on August 31, 2021 (the end of the second quarter of fiscal 2022) and increased 69% compared to backlog of $3,851,000 on February 28, 2021 (the end of fiscal year 2021).

Nine Months Fiscal 2022 Highlights (compared with the first nine months of fiscal 2021 unless otherwise noted) We refer to the nine-month periods ended November 30, 2021 and 2020 as the first nine-months of fiscal 2022 and fiscal 2021, respectively.

•	Net Sales were $12,134,000, an increase of 13%, primarily driven by sales of several recently developed new products for the medical market as well as continued expansion of Sono-Tek systems used in the clean energy sector.
•	Gross Profit increased 18% to $6,057,000 due to higher sales and a favorable product mix.
•	Gross Margin expanded 230 basis points to 49.9% primarily due to a favorable product mix and lower than expected warranty and installation costs.
•	Operating Income increased 54% to $1,282,000 due to the increase in gross profit, partially offset by increases in operating expenses.
•	Income before taxes increased 50% to $1,295,000, excluding the benefit from PPP loan forgiveness of $1.0 million.
•	As of November 30, 2021, we had no outstanding debt.
•	Cash (as defined), increased $1,537,000 from February 28, 2021, nearly half of which was due to an increase in customer deposits of $729,000, bringing total deposits to $1,896,00 at November 30, 2021. The increase in customer deposits is primarily due to our record backlog and the growing percentage of orders for costly, complex systems in the backlog.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2021	2020	$	%		2021	2020	$	%
Fluxing Systems	$104,000	$242,000	(138,000)	(57%	)	$579,000	$680,000	(101,000)	(15%	)
Integrated Coating Systems	60,000	1,071,000	(1,011,000)	(94%	)	780,000	2,920,000	(2,140,000)	(73%	)
Multi-Axis Coating Systems	2,721,000	1,249,000	1,472,000	118%		6,692,000	4,147,000	2,545,000	61%
OEM Systems	637,000	523,000	114,000	22%		1,808,000	1,177,000	631,000	54%
Other	897,000	742,000	155,000	21%		2,275,000	1,812,000	463,000	26%
TOTAL	$4,419,000	$3,827,000	592,000	15%		$12,134,000	$10,736,000	1,398,000	13%

We achieved sales growth of 15% and 13% during the third quarter and first nine months of fiscal 2022, respectively.

For the third quarter of fiscal 2022, sales of multi-axis coating systems were strong, increasing approximately $1.5 million or 118% year-over-year, driven by continued demand from the alternative clean energy sector for membrane coating machines, as well as sales of recently introduced new medical device coating systems, both of which use Sono-Tek multi-axis technology.

Integrated coatings systems sales decreased by approximately $1.0 million or 94%, in the third quarter. This was due to the shipments of two large orders in last year’s third quarter, for a textile coating machine and a solar cell coating machine, neither of which repeated in the current period.

For the first nine months of the fiscal year, multi-axis coating systems showed the strongest growth, up approximately $2.5 million or 61%.  Sono-Tek’s multi-axis coating systems are heavily used in our growing semiconductor, advanced clean energy, and specialty medical coating, markets where we have been focusing our sales efforts.  We expect strong growth in the fourth quarter of fiscal 2022 in multi-axis coatings systems as well due to the planned shipment of a large six-axis robot machine that is scheduled to ship during the quarter and is valued at over $1.5M.

OEM System sales continue to achieve the highest levels seen in our history, reaching approximately $1.8 million in the first nine months of fiscal 2022, a year-over-year increase of 54%. These sales are primarily to the semiconductor and PCB electronics markets.

Integrated coating systems sales were down approximately $2.1 million due to lower sales to the textile industry and float glass markets, both of which are highly variable quarter to quarter.  We expect this trend to continue through the fourth quarter of fiscal year 2022, although overall, multi-axis coating system sales are anticipated to more than offset the decrease of integrated coating systems.

Market Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2021	2020	$	%		2021	2020	$	%
Electronics/Microelectronics	$898,000	$1,455,000	(557,000)	(38%	)	$4,605,000	$4,504,000	101,000	2%
Medical	1,604,000	831,000	773,000	93%		3,418,000	2,484,000	934,000	38%
Alternative Energy	1,459,000	783,000	676,000	86%		2,848,000	2,004,000	844,000	42%
Emerging R&D and Other	256,000	207,000	49,000	24%		691,000	723,000	(32,000)	(4%	)
Industrial	202,000	551,000	(349,000)	(63%	)	572,000	1,021,000	(449,000)	(44%	)
TOTAL	$4,419,000	$3,827,000	592,000	15%		$12,134,000	$10,736,000	1,398,000	13%

In the third quarter, sales to the Medical and Alternative Energy markets recorded significant growth of 93% and 86%, respectively, primarily driven by strong sales to APAC in these markets. Included in these sales was a newly developed full system solution for drug delivery coating onto a consumable medical device that shipped to China. During the third quarter, sales to the Alternative Energy market also continued to record strong growth, with the shipment of several machines for coating membranes used in fuel cells and carbon capture applications. The micro-electronics market dipped in the third quarter of fiscal 2022. However, we expect this market sector to rebound in the fourth quarter of fiscal 2022 due to the planned delivery of a large six-axis robot for the semiconductor industry that is scheduled to ship during the quarter.

Geographic Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2021	2020	$	%		2021	2020	$	%
U.S. & Canada	$988,000	$1,165,000	(177,000)	(15%	)	$3,769,000	$4,076,000	(307,000)	(8%	)
Asia Pacific (APAC)	1,901,000	1,039,000	862,000	83%		4,754,000	3,416,000	1,338,000	39%
Europe, Middle East, Asia (EMEA)	1,287,000	1,216,000	71,000	6%		2,723,000	2,414,000	309,000	13%
Latin America	243,000	407,000	(164,000)	(40%	)	888,000	830,000	58,000	7%
TOTAL	$4,419,000	$3,827,000	592,000	15%		$12,134,000	$10,736,000	1,398,000	13%

In the third quarter of fiscal 2022, approximately 78% of sales originated outside of the United States and Canada compared with 70% in the prior year period.

Strong sales in third quarter of fiscal 2022 were primarily driven from sales to APAC, reflecting the continuing transition of several countries emerging from COVID-19 lockdowns to bring their manufacturing operations back online. APAC shipments during the third quarter included two significant fuel cell membrane coating systems that were sold to different customers in South Korea that totaled over $550,000, as well as continued strong demand for our balloon catheter coating systems that we sold into several different areas of APAC.

In the first nine months of fiscal 2022, approximately 69% of sales originated outside of the United States and Canada compared with 62% in the prior year period.

Sales to the U.S. & Canada slightly dipped for the first nine months of fiscal 2022, primarily due to a decrease of shipments of float glass coating machinery in comparison to the prior fiscal nine month period. Sales of large industrial float glass machines typically vary from period to period.

We continue to adapt and refocus its sales efforts to those countries that are operational during COVID-19 peaks and dips. This strategy has helped to soften the impact of the pandemic on our operations and will continue to be part of our go-to-market strategy for the foreseeable future.

Gross Profit:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2021	2020	$	%	2021	2020	$	%
Net Sales	$4,419,000	$3,827,000	592,000	15%	$12,134,000	$10,736,000	1,398,000	13%
Cost of Goods Sold	2,260,000	1,896,000	364,000	19%	6,077,000	5,624,000	453,000	8%
Gross Profit	$2,159,000	$1,931,000	228,000	12%	$6,057,000	$5,112,000	945,000	18%

Gross Profit %	48.9%	50.5%			49.9%	47.6%

For the third quarter of fiscal 2022, gross profit increased $228,000, or 12%, compared with the third quarter of fiscal 2021. The gross profit margin was 48.9% compared with 50.5% for the prior year period. The decrease in the gross profit margin for the third quarter of fiscal 2022 is due to increased sales of products with lower sales margins, and an increase in overseas sales which are typically sold through our international distribution partners at distributor discounted prices.

Gross profit increased $945,000, or 18%, to $6,057,000 for the first nine months of fiscal 2022 compared with $5,112,000 in the first nine months of fiscal 2021. The gross profit margin was 49.9% compared with 47.6% for the prior year period. The improvement in the gross profit margin is due to increased sales and a sales mix with higher sales margins combined with lower than expected warranty and installation costs.

Operating Expenses:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2021	2020	$	%	2021	2020	$	%
Research and product development	$417,000	$407,000	10,000	2%	$1,244,000	$1,242,000	2,000	0%
Marketing and selling	845,000	766,000	79,000	10%	2,350,000	2,155,000	195,000	9%
General and administrative	405,000	311,000	94,000	30%	1,181,000	883,000	298,000	34%
Total Operating Expenses	$1,667,000	$1,484,000	$183,000	12%	$4,775,000	$4,280,000	$495,000	12%

Research and Product Development:

Research and product development costs increased slightly in the third quarter of fiscal 2022 primarily due to increased salaries and related costs.

Research and product development costs increased slightly in the first nine months of fiscal 2022 primarily due to increased salaries and related costs which were partially offset by decreased research and development materials expense.

Marketing and Selling:

In the third quarter of fiscal 2022 and the first nine months of fiscal 2022, we experienced increases in commissions, salaries and related costs and travel expenses. During the first nine months of fiscal 2022, these increases were partially offset by decreased trade show expenses. Due to the COVID-19 outbreak, domestic and international trade shows have been substantially eliminated throughout the industry.

In the third quarter of fiscal 2022, we expended approximately $254,000 for commissions as compared with $195,000 for the third quarter of fiscal 2021, an increase of $59,000. In the first nine months of fiscal 2022, we expended approximately $641,000 for commissions compared with $441,000 for the first nine months of fiscal 2021, an increase of $200,000. The increase in commission expense in the third quarter and first nine months of fiscal 2022 is due to an increase in external commissioned sales through our overseas distributors.

General and Administrative:

In the third quarter of fiscal 2022 and first nine months of fiscal 2022, we experienced increases in salaries, professional fees, corporate expenses, and stock-based compensation expense. In August 2021, our stock was approved for listing on the Nasdaq Capital Market. The expenses associated with obtaining the Nasdaq listing are primarily responsible for the increases in professional fees and corporate expenses incurred in the third quarter and the first nine months of fiscal 2022. In the second quarter of fiscal 2022, we expensed $75,000 in application and entry fees related to procuring our Nasdaq listing.

Operating Income:

Operating income increased $44,000 or 10%, to $491,000 in the third quarter of fiscal 2022 compared with $447,000 for the third quarter of fiscal 2021. Growth in revenue and gross profit were key factors in the improvement of operating income in the third quarter of fiscal 2022. Operating margin for the third quarter of fiscal 2022 was 11.1% compared with 11.7% in the prior year period.

For the first nine months of fiscal 2022, operating income increased $450,000 or 54%, to $1,282,000 compared with $832,000 for the first nine months of fiscal 2021. Growth in revenue and gross profit were key factors in the improvement of operating income in the first half of fiscal 2022. Operating margin for the first nine months of fiscal 2022 was 10.6% compared with 7.8% in the first nine months of fiscal 2021.

Interest and Dividend Income:

For the third quarter of fiscal 2022 we recorded interest and dividend income of $2,000 as compared to $1,000 for the prior year period. In the first nine months of fiscal 2022 interest and dividend income decreased $14,000 to $13,000 as compared with $27,000 for the first nine months of fiscal 2021. The decrease in the first nine months of fiscal 2022 is due to the decline in market rates. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At November 30, 2021, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $117,000 for the third quarter of fiscal 2022 compared with $132,000 for the third quarter of fiscal 2021. For the first nine months of fiscal 2022 we recorded income tax expense of $314,000 compared with $199,000 for the first nine months of fiscal 2021. The increase in income tax expense in the first nine months of fiscal 2022 is due to a decrease in available research and development tax credits combined with the increase in income before taxes.

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

During the nine months ended November 30, 2021, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $1,005,372. The gain on the forgiveness of the PPP Loan is a non-taxable event.

Net Income:

Net income increased by $56,000 or 17.5% to $376,000 for the third quarter of fiscal 2022 compared with $320,000 for the third quarter of fiscal 2021. The increase in net income during the third quarter is a result of an increase in operating income combined with a decrease in income taxes for the period.

Net income increased by $1,321,000 or 198.2% to $1,987,000 for the first nine months of fiscal 2022 compared with $666,000 for the first nine months of fiscal 2021. The increase in net income in the first nine months of fiscal 2022 is a result of an increase in operating income combined with the PPP Loan forgiveness offset by an increase in income taxes.

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

In response to the pandemic and these actions, we began implementing changes in our business in March 2020 to protect our employees and customers. These changes include adjusting our policies on social distancing, flexing our workforce hours, enhanced cleaning and sanitary procedures, limiting travel when appropriate, and restricting access of non-employees to our facility when necessary. These policies continue to be modified and adjusted dependent upon government regulations and CDC guidelines.

While these measures are necessary and appropriate, they may result in additional costs and may adversely impact our business and financial performance. As our response to the pandemic evolves, we may incur additional costs and will potentially experience adverse impacts to our business, each of which may be significant. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including, but not limited to, cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions. We may experience, decreases in demand and customer orders for our products in all sales channels, as well as temporary disruptions and closures of our facilities due to decreased demand and government mandates.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,137,000 to $10,039,000 at November 30, 2021 from $8,902,000 at February 28, 2021. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2021 and February 28, 2021, our working capital included:

	November 30, 2021	February 28, 2021	Cash Increase (Decrease)
Cash and cash equivalents	$6,834,000	$4,084,000	$2,750,000
Marketable securities	3,350,000	4,563,000	(1,213,000)
Total	$10,184,000	$8,647,000	$1,537,000

The following table summarizes the accounts and the major reasons for the $1,537,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,404,000
Accounts receivable decrease	194,000	Timing of cash receipts.
Inventories increase	(184,000)	Required to support backlog.
Equipment purchases	(285,000)	Equipment and facilities upgrade.
Customer deposits increase	729,000	Received for new orders.
Accounts payable and accrued expenses decrease	(432,000)	Timing of disbursements.
Taxes payable increase	90,000	Timing of disbursements.
Proceeds from exercise of stock options	9,000	Received from stock options.
Other - net	12,000	Timing of disbursements.
Net increase in cash	$1,537,000

Stockholders’ Equity – Stockholders’ Equity increased $2,088,000 from $10,951,000 at February 28, 2021 to $13,039,000 at November 30, 2021. The increase is a result of the current period’s net income of $1,987,000, proceeds from exercise of stock options of $9,000, and $92,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $1,812,000 of cash in our operating activities in the first nine months of fiscal 2022 compared with $713,000 of cash in the first nine months of fiscal 2021. The increase in cash generated by operating activities was mostly the result of a decrease in accounts receivable and an increase in customer deposits. These sources of cash were partially offset by an increase in inventories and decreases in accounts payable and accrued expenses and income taxes payable.

Investing Activities – For the first nine months of fiscal 2022, our investing activities generated $929,000 of cash compared with $767,000 in the first nine months of fiscal 2021. For the first nine months of fiscal years 2022 and 2021, we used $285,000 and $327,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first nine months of 2022, our marketable securities provided $1,214,000 of cash compared with $997,000 in the first nine months of fiscal 2021.

In the first nine months of fiscal 2021, we received $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

Financing Activities – In the first nine months of fiscal years 2022 and 2021, we used $0 and $127,000, respectively, for the repayment of our note payable.

During the first nine months of fiscal 2021, we borrowed $1,001,640 from a bank under the Paycheck Protection Program.

In the third quarter of fiscal 2022, we received $9,000 from the exercise of stock options.

Net Increase in Cash and Cash Equivalents – In the first nine months of fiscal 2022, our cash balance increased by $2,750,000 as compared to $2,354,000 in the first nine months of 2021. In the first nine months of fiscal 2022, our operating activities generated $1,812,000 of cash and our marketable securities generated $1,213,000 of cash. In addition, we received $9,000 from the exercise of stock options and we used $285,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Although the Company's assets included $6,834,000 in cash and $3,350,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2021. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 – The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104 – Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 12, 2022

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer