Form 10-K
period 2022-02-28
SONO TEK CORP
filed 2022-05-24
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2022

Commission File Number: 000-16035

(Name of registrant as specified in its charter)

new york	14-1568099
(State or other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

2012 Route 9W, Milton, New York	12547
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (845) 795-2020

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	SOTK	The Nasdaq Stock Market LLC (Capital Market)

Securities Registered Pursuant to Section 12(g) of the Act: None

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

As of August 31, 2021 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $48,327,512 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $3.32.

The Registrant had 15,729,175 shares of Common Stock outstanding as of May 23, 2022.

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

We were founded by the inventor of the ultrasonic nozzle, Dr. Harvey Berger, and incorporated in New York on March 21, 1975. We became a public company in 1987 and our stock is traded on the Nasdaq Capital Market. Our corporate offices are located in Milton, New York where our production facilities are co-located. We also have a sales and service office in Singapore and an application process development laboratory in Guangzhou, China. We are ISO 9001 qualified since registering in September 1998 and have been recertified annually since then.

Our fiscal year ends on February 28. We refer to the fiscal year ended February 28, 2022 as “fiscal 2022” and use similar protocol for previous fiscal years.

Our Products, Markets and Customers

Our products are used in a wide range of applications. We provide our customers a broad offering of ultrasonic spray coating equipment solutions custom suited for their requirements and we continually expand our offerings to address new applications. Our products include fully integrated Multi-Axis Coating Systems, Integrated Coating Systems, Fluxing Systems, OEM Systems and other related systems. We invest heavily in research and development to continually bring to market new solutions for our customers, to increase our market share and to solve high value problems in manufacturing.

Our Multi-Axis Coating Systems, Integrated Coating Systems and Fluxing Systems provide complete fully integrated solutions for our customers, while we created the Universal Align to offer our customers subsystems that integrate our nozzles and generators that they can then incorporate into their original equipment.

We have built our brand and reputation on providing high quality, highly reliable products that provide consistent performance for critical applications in demanding operating environments. Our surface coating solutions are used in 24/7 work schedules, under harsh and challenging manufacturing environments, where they provide value in a continuous and dependable fashion.

We target the following markets where our product quality and consistency and application knowledge are valued by our customers:

•	Micro-Electronics/Electronics:

o	Printed circuit boards: Ultrasonic flux application removes oxidation and is more efficient than standard, historic processes

o	Semiconductors: Applications of micron-thin photo-resist layers onto complex wafers

o	Sensors: Application of chemical, biological or other detection coatings as well as physical photoelectric elements for conversion of input and output signals

o	Display/panel glass on personal electronic devices: for sensitivity to temperature, imprint, pressure and for physical protection

•	Medical: Our systems are used in this industry to apply micron layers of polymers and drugs, biomedical materials and anti-coagulants.

o	Implanted medical devices such as:

▪	Stents and balloons

▪	Artificial joints

o	Blood collection tubes

o	Diagnostic devices

o	Bandages/protective wraps

o	Lenses

•	Industrial

o	Flat (“float”) glass used for windows in buildings and vehicles

o	Textiles: high performance value adding coatings such as anti-microbial, anti-stain, flame retardant and moisture barriers

o	Food packaging and food safety: anti-microbial coatings

o	Food: coatings of flavors, ingredients and other additives

•	Alternative Energy: Our systems provide coatings of chemicals and other materials that act as catalysts, barriers, facilitators of symbiosis or other interactions between surfaces.

o	Fuel cells

o	Solar cells

•	Emerging Research and Development / Other Markets

o	Research and development efforts at universities, research institutions and government agencies that are not part of our already established markets

o	A variety of other small industries using our coating technology, that have not yet matured into a developed marketplace for our ultrasonic coating machines

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

We are a global business and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2022, 68% of our sales were from outside the U.S. and Canada.

Our Strengths

From our core strengths and capabilities we:

•	Have built a strong reputation in the industry based on our ability to solve our customers’ complex problems and provide custom engineered, value-added solutions.

•	Are renowned for our product quality, customer service and responsiveness and critical thinking that enables a strong problem-solving culture throughout our organization.

•	Have expanded our ability to provide coating services for low to mid-volume demand to support our customers’ product development and testing.

•	Are continually developing new technologies and solutions to address an ever-changing marketplace.

•	Have built a strong balance sheet with no debt, which we believe, provides us with the financial flexibility to pursue our strategic plans for growth, including aggressive pursuit of organic and other development opportunities.

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

We carefully manage our inventory using lean manufacturing processes. We provide a limited warranty on all of our products that covers parts and labor for a period of one year from the date of sale. We have recently experienced scattered supply chain hold-ups of raw materials and components. To insulate our production against shortages and slow deliveries of these items, we have deployed some of our cash to ensure that we have additional raw materials and components on hand for use when needed, and this has been successful.

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2022 and fiscal 2021, we spent $1,730,000 and $1,645,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 10.1% and 11.1% in fiscal 2022 and 2021, respectively.

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

Competition

We operate in competitive markets in many of our industry segments. We compete against alternative coating technologies, as well as global and regional manufacturers of nozzles and other products based on price, quality, product features, application engineering and follow-up service. We maintain our competitive position by providing highly effective solutions that meet our customers’ requirements and needs. In several emerging markets, we encounter less competition compared to more established markets based on the uniqueness of our ultrasonic technology in these applications.

Information Regarding Sales Outside the United States and Canada and Significant Customers

During fiscal 2022 and fiscal 2021, sales to customers outside the U.S. and Canada accounted for approximately $11,653,000, or 68% of total revenue, and $9,678,000, or 65% of total revenue, respectively.

Our two largest customers accounted for 24% of revenue in fiscal 2022.

Employees

As of February 28, 2022, we employed 67 full-time and 14 part-time employees. We believe that relations with our employees are generally good.

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

ITEM 1A	RISKS RELATED TO OUR BUSINESS AND OPERATIONS

The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial condition in the future.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the outbreak of respiratory illness caused by the novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China. The COVID-19 pandemic has resulted in authorities worldwide implementing numerous measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, border controls, limitations on business activity, social distancing requirements, quarantines, and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide. The impact of the pandemic on our business and operations and our ability to execute our strategic plans remains uncertain and will depend on many unpredictable factors outside of our control, including, without limitation, the extent, trajectory and duration of the pandemic; the development, availability and distribution of vaccines and other effective treatments to treat the COVID-19 virus and any new variants thereof; the emergence of new variants that are more contagious, symptomatic or fatal and the time the medical community requires to respond to such variants; the imposition of and compliance with protective public safety measures; the impact of the pandemic on the global economy; and the related impacts on our development pipeline and demand for our products.

In 2020, we initiated several precautions in accordance with local regulations and guidelines to mitigate the spread of COVID-19 across our businesses. These precautions have impacted the way we carry out our business, including limiting travel to and attendance at trade shows and visiting existing and prospective customers, additional sanitation and cleaning procedures in our production and other facilities, temperature and symptom confirmations, remote working when possible, and implementation of social distancing and staggered worktime requirements for our employees who must work on-site. If we are required to continue such measures for an extended period of time, it could impact the ability of our employees to collaborate efficiently. In addition, the loss or unavailability of our production staff or other key employees and executives, as a result of sickness of employees or their families or the responsibility of employees to manage family obligations while working from home, could negatively impact our business and operations and our ability to operate or execute our business strategy. Continued employee telecommuting activity also increases the risk of a security breach of our information technology systems. The changed environment under which we are operating could have an impact on our internal controls over financial reporting.

Moreover, the ongoing impacts of the COVID-19 pandemic could result in interruptions or delays in the operations of regulatory authorities, which may impact review or approval timelines; delays in necessary interactions with other agencies and contractors due to limitations in employee resources or forced furlough of government employees; termination of, or difficulties in procuring or maintaining, arrangements with third parties upon whom we depend such as manufacturers, including contract manufacturing organizations, suppliers and other strategic partners; and disruptions or restrictions on our ability to pursue partnerships and other business transactions. As a result of the COVID-19 pandemic, we have not experienced significant disruption or delays in our global supply chain. If the COVID-19 pandemic worsens, however, we may experience supply disruptions due to temporary closures, production slowdowns, staffing shortages, logistics, delays and disruptions in the manufacture and/or shipment of our products.

The effects of a prolonged pandemic could result in a continued negative impact on investment in our principal markets. In addition, if COVID-19 impacts the financial position of our customers, we may have difficulty collecting receivables and our business and results of operations could be exposed to risks associated with uncollectible accounts or defaults on contractual payment obligations by our collaboration partners. If we are unable to generate sufficient cash from operations due to impacts of the COVID-19 pandemic or otherwise, we may need to raise additional funds. The duration and severity of any further economic or market impact of the pandemic remains uncertain, and there can be no assurance that it will not have an adverse effect on our liquidity and capital resources, including our ability to access capital markets, in the future, on terms that are favorable to us, or at all.

We do not have long-term commitments for significant revenues with most of our customers and may be unable to retain existing customers, attract new customers or replace departing customers with new customers that can provide comparable revenues and profit margins.

Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our sales are derived from individual purchase orders. We remain dependent upon securing new purchase orders in the future in order to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will grow in the future. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.

In recent years, a few major customers and distributors have accounted for a significant portion of our revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers or distributors and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended February 28, 2022, our two largest customers accounted for approximately 24% of our net sales. For the year ended February 28, 2021, our three largest customers accounted for approximately 28% of our net sales. If we are unable to diversify our customer base, our future results will be heavily dependent on these customers and distributors. Our dependence on a limited number of customers and distributors means that the loss of a major customer or distributor or any reduction in orders by a major customer or distributor would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers, may not use our products at current levels in the future, if at all. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with loss of deposit as the only penalty. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

Furthermore, a significant portion of our accounts receivables is concentrated with a few major customers, who may not be able to meet their financial obligations to us. The failure of any such customers to pay amounts owed to us in a timely fashion or at all could have an adverse effect on our results of operations. The Company is also exposed to credit risk on its accounts receivable, and this risk is heightened during periods when economic conditions worsen. The Company's outstanding receivables are not covered by collateral or credit insurance. The Company's exposure to credit and collectability risk on its receivables may also be higher in certain international markets, and its ability to mitigate such risks may be limited. While the Company has procedures to monitor and limit exposure to credit risk on its receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.

We will need to raise additional funds to develop our business, which may adversely affect our future growth.

 We may finance a portion of our anticipated future growth and possibly future strategic acquisitions through public or private equity offerings or debt financings. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay or reduce the scope of, our plans to grow our revenues or to consummate one or more strategic acquisitions or otherwise to scale back our business plans. In addition, we could be forced to reduce or forego attractive business opportunities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. In addition, debt financing, if available, may involve restrictive covenants. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates.

We may be adversely affected by global and regional economic conditions and military, legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. The uncertain macroeconomic environment caused by the outbreak of COVID-19 may adversely affect our results and could have a negative impact on demand for our products. In addition, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

Customers or suppliers may experience cash flow problems and as a result, may modify, delay or cancel plans to purchase our products, and suppliers may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, amounts owed to us. Any inability of current and/or potential customers to purchase our products and/or to pay us for our products may adversely affect our sales, earnings and cash flow. Sales and earnings could also be affected by our ability to manage the risks and uncertainties associated with the application of local legal requirements or the enforceability of laws and contractual obligations, trade protection measures, changes in tax laws, regional political instability, war, terrorist activities, severe or prolonged adverse weather conditions and natural disasters as well as health epidemics or pandemics.

Our success will depend, to a large degree, on the expertise and experience of the members of our management team, the loss of whom could have a material adverse effect on our business.

Our success is, to a large degree, dependent upon the expertise and experience of the management team and its ability to attract and retain qualified personnel who are technically proficient. The loss of the services of one or more of such personnel could have a material adverse effect on our business. Our business may be adversely affected if we are unable to continue to attract and retain such personnel.

We will need to add qualified additional personnel as we expand our business, and we may not be able to employ such persons, which could affect our ability to expand and have a material adverse effect on our business.

 In order to expand our product offerings and customer base, we will need to hire additional qualified personnel. We may not be able to identify such persons, and even if we identify them, we may not have the funds or ability to employ them, which could have a material adverse effect on our business.

Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, whether caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

 We expect to expand our operations, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and possibly acquisitions. The growth of our business could place significant strain on our management, operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment.

Our inability to protect our intellectual property rights could negatively affect our business and results of operations.

Our ability to compete effectively depends in part upon developing, maintaining and/or protecting intellectual property rights relevant to our ultrasonic nozzles and coating processes. We rely principally on a combination of patent protection, trade secret laws, confidentiality and non-disclosure agreements, and trusted business relationships to establish, maintain and protect the intellectual property rights relevant to our business. These measures, however, may not be adequate in every given case to permit us to gain or retain any competitive advantage, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.

Where we consider it appropriate, we may seek patent protection in the United States on technologies used in, or relating to, our ultrasonic nozzles, applications and manufacturing processes. The issuance of a patent is not conclusive as to its scope, validity and enforceability. Thus, any patent or patent application which may issue into a patent held by us could be challenged, invalidated or held unenforceable in litigation or proceedings before the U.S. Patent and Trademark Office and/or other patent tribunals or circumvented by others. No consistent policy regarding the breadth of patent claims has emerged to date in the United States, and the landscape could become more uncertain in view of future rule changes by the United States Patent and Trademark Office, the introduction of patent reform legislation and decisions in patent law cases by United States federal courts. The patent landscape outside the United States is even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we may fail to apply for patents on important technologies or product candidates in a timely fashion, if at all, and our existing and future patents may not be sufficiently broad to prevent others from utilizing our technologies or from developing competing products or technologies.

Our patent strategy involves complex legal and factual questions. Our ability to maintain and solidify our proprietary technology may depend in part upon our success in obtaining patent rights and enforcing those rights once granted or licensed. Our issued patents and those that may be issued in the future may be challenged, invalidated, rendered unenforceable or circumvented, which could limit our ability to prevent competitors from marketing similar or related products, or shorten the term of patent protection that we may have for our products, processes and enabling technologies. In addition, the rights granted under any issued patents may not provide us with competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies, duplicate technology developed by us or otherwise possess intellectual property rights that could limit our ability to manufacture our products and operate our business.

We also rely on trade secret protection for our confidential and proprietary information. Trade secrets, however, can be difficult to protect. We may not be able to maintain our technology or know-how as trade secrets, and competitors may develop or acquire equally valuable or more valuable technology or know-how related to the manufacture of comparable ultrasonic nozzles. We also seek to protect our confidential and proprietary information, in part, by requiring all employees, consultants and business partners to execute confidentiality and/or nondisclosure agreements upon the commencement of any employment, consulting arrangement or engagement with us. These agreements generally require that all confidential and proprietary information developed by the employee, consultant, or business partner, or made known to the employee, consultant or business partner by us, during the course of the relationship with us, be kept confidential and not disclosed to third parties. These agreements may be breached and may not provide adequate remedies in the event of breach. To the extent that our employees, consultants, or business partners use intellectual property owned by others in their work for and/or with us, disputes could arise as to the rights in related or resulting technologies, know-how or inventions. Moreover, while we also require customers and vendors to execute agreements containing confidentiality and/or nondisclosure provisions, we may not have obtained such agreements from all of our customers and vendors. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, customers, or vendors. Such customers or vendors may also be subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential.

Moreover, others may independently develop and obtain patents covering technologies that are similar or superior to the product forms, applications, or manufacturing processes that we employ. If that happens, we may need to obtain licenses for these technologies and may not be able to obtain licenses on reasonable terms, if at all, which could limit our ability to manufacture our future products and operate our business. In addition, third parties could utilize our intellectual property rights in territories where we do not have intellectual property protection. Such third parties may then try to import products made using our intellectual property rights into the United States or other countries, which could have a material adverse effect on our business.

We could become subject to intellectual property litigation that could be costly, limit or cancel our intellectual property rights, divert time and efforts away from business operations, require us to pay damages and/or otherwise have an adverse material impact on our business.

The success of our business is highly dependent on protecting our intellectual property rights. Unauthorized parties may attempt to copy or otherwise obtain and use our products and/or enabling technologies. Policing the unauthorized use of our intellectual property rights is difficult and expensive, as is enforcing these rights against unauthorized use by others. Identifying unauthorized use of our intellectual property rights is difficult because we may be unable to monitor the processes and/or materials being employed by other parties. The steps we have taken may not prevent unauthorized use of our intellectual property rights, particularly in foreign countries where enforcement of intellectual property rights may be more difficult than in the United States.

Our continued commercial success will also depend in part upon not infringing the patents or violating the intellectual property rights of third parties. We are aware of patents and patent applications generally relating to aspects of our technologies filed by, and issued to, third parties. Nevertheless, we cannot determine with certainty whether such patents or patent applications of other parties may materially affect our ability to conduct our business. There may be existing patents of which we are unaware that we may inadvertently infringe, resulting in claims against us or our customers. In the event that the manufacture, use and/or sale of our products or processes is challenged, or if our product forms or processes conflict with the patent rights of others, third parties could bring legal actions against us or our customers in the United States, Asia, Europe or other countries, claiming damages and seeking to enjoin the manufacturing and/or marketing of our products. Additionally, it is not possible to predict with certainty what patent claims may issue from any relevant third-party pending patent applications. Third parties may be able to obtain patents with claims relating to our product forms, applications and/or manufacturing processes which they could attempt to assert against us or our customers.

In either case, litigation may be necessary to enforce, protect or defend our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs, divert resources and the efforts of our personnel away from daily operations, harm our reputation and/or result in the impairment of our intellectual property rights. In some cases, litigation may be threatened or brought by a patent holding company or other adverse patent owner who has no relevant product revenues and against which our patents may provide little or no deterrence. If we are found to infringe any patents, we could be required to (1) pay substantial monetary damages, including lost profits, reasonable royalties and/or treble damages if an infringement is found to be willful and/or (2) totally discontinue or substantially modify any products or processes that are found to be in violation of another party’s intellectual property rights. If our competitors are able to use our technology without payment to us, our ability to compete effectively could be harmed.

The markets within which we compete are highly competitive. Many of our competitors have greater financial and other resources than we do and one or more of these competitors could use their greater financial and other resources to gain market share at our expense.

If our business continues to develop as expected, we anticipate that our revenues will continue to grow. If, due to capital constraints or otherwise, we are unable to fulfill our existing backlog in a timely manner and/or procure and timely fulfill our anticipated future backlog, our customers and potential customers may decide to use competing systems or products. If we are unable to fulfill the demand for products and systems in a timely manner, our customers and potential customers may choose to purchase products from our competitors. In addition, we could face new competition from large international or domestic companies with established industrial brands and distribution networks that enter our end markets. Demand for our products may also be affected by our ability to respond to changes in design and functionality, to respond to downward pricing pressure, and to provide shorter lead times for our products than our competitors. If we are unable to respond successfully to these competitive pressures, we could lose market share, which could have an adverse impact on our results. We cannot assure that we will be able to compete successfully in our markets or compete effectively against current and new competitors as our industry continues to evolve.

Rapid technological changes may prevent us from remaining current with our technological resources and maintaining competitive product and service offerings.

The markets in which we and our customers operate are characterized by rapid technological change. Significant technological changes could render our existing and potential new products, systems and technology obsolete. Our future success will depend, in large part, upon our ability to:

•	effectively identify and develop leading technologies;
•	continue to develop our technical expertise;
•	enhance our current products and systems with new, improved and competitive technology; and
•	respond to technological changes in a cost-effective and timely manner.

If we are unable to successfully respond to technological change or if we do not respond to it in a cost-effective and timely manner, then our business will be materially and adversely affected. We cannot assure you that we will be successful in responding to changing technology. In addition, technologies developed by others may render our products, systems and technology uncompetitive or obsolete. Even if we do successfully respond to technological advances, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, systems and technology in a timely and cost-effective manner.

If we are unable to continue to develop new and enhanced products and systems that achieve market acceptance in a timely manner, our competitive position and operating results could be harmed.

Our future success will depend on our ability to continue to develop new and enhanced ultrasonic nozzles and coating systems and related products that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and systems, depends on a number of factors, including:

•	the impact of the COVID-19 pandemic on the global markets;
•	the changing requirements and preferences of the potential customers in our markets;
•	the accurate prediction of market requirements, including regulatory issues;
•	the timely completion and introduction of new products and systems to avoid obsolescence;
•	the quality, price and performance of new products and systems;
•	the availability, quality, price and performance of competing products and systems;
•	our customer service and support capabilities and responsiveness;
•	the successful development of our relationships with existing and potential customers; and
•	changes in industry standards.

We may experience financial or technical difficulties or limitations that could prevent us from introducing new or enhanced products or systems. Furthermore, any of these new or enhanced products and systems could contain problems that are discovered after they are introduced. We may need to significantly modify the design of these products and systems to correct problems. Rapidly changing industry standards and customer preferences and requirements may impede market acceptance of our products and systems.

Development and enhancement of our products and systems will require significant additional investment and could strain our management, financial and operational resources. The lack of market acceptance of our products or systems or our inability to generate sufficient revenues from this development or enhancement to offset their development costs could have a material adverse effect on our business. In addition, we may experience delays or other problems in releasing new products and systems and enhancements, and any such delays or problems may cause customers to forego purchases of our products and systems and to purchase those of our competitors.

We cannot provide assurance that products and systems that we have recently developed or that we develop in the future will achieve market acceptance. If our new products and systems fail to achieve market acceptance, or if we fail to develop new or enhanced products and systems that achieve market acceptance, our growth prospects, operating results and competitive position could be adversely affected.

We manufacture and assemble all our products at one facility. Any prolonged disruption in the operations of this facility would result in a decline in our sales and profitability.

We manufacture and assemble our products and systems at our production facility located in Milton, New York. Any prolonged disruption in the operations of our manufacturing and assembly facility, whether due to the COVID-19 pandemic, equipment or information technology infrastructure failure, labor difficulties, destruction of or damage to this facility as a result of a hurricane, earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facility, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

Failure to obtain adequate supplies of components and raw materials or failure to obtain components or raw materials at affordable prices could negatively affect our ability to supply products to our customers and negatively affect our profit margins.

We use a variety of components and raw materials in the manufacture of our products. As other industries develop products utilizing similar components and raw materials that we use, we may not be able to obtain adequate supplies of components and raw materials required for the manufacture of our existing and future products that would prevent us from supplying products to our customers and materially affect our business. Furthermore, any increased demand for, the raising of tariff rates on, or an increase of non-tariff trade barriers that apply to the components and raw materials that we use could increase the price we must pay to obtain them and could adversely affect our profitability, which would have an adverse effect on our financial results.

Recently, we have encountered challenges in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided by a limited number of sources. We have experienced lengthened lead times throughout our supply chain as a result of supply chain constraints and material shortages that have occurred in the recent months, and may continue through fiscal year 2023. This has been exacerbated by the recent resurgence of the COVID-19 pandemic in certain parts of China, which has resulted in the temporary closure of manufacturing facilities, including those that make electronic parts like those that we included in our products, in certain parts of China.

We may rely on sub-contractors to meet current demand for our products, and we may need to obtain additional manufacturing capacity in order to increase production of our existing products or to produce our proposed new products, the failure of which could have a material adverse effect on our operations.

We may not have sufficient internal manufacturing capacity to meet the current demand for our products, and we may need to rely on subcontractors to enable us to meet this demand. Since we may rely on our subcontractors for a significant amount of our production capacity, the loss of the services of our subcontractors would have a material adverse effect on our business. Our plans for the growth of our business rely upon increasing sales of our existing products and systems and developing and marketing new products. We may not have adequate internal manufacturing facilities to substantially increase production of our products and obtaining additional manufacturing capacity in-house could require substantial capital expenditures. We may not have the capital resources to obtain or construct new facilities to expand manufacturing capacity and meet increasing demand for our products, which could have a material adverse effect on our operations. Conversely, any significant decrease in demand for our products could create idle plant capacity and an inability to cover fixed costs, which could adversely impact our results of operations and financial condition.

We are exposed to risks related to our international sales, and the failure to manage these risks could harm our business.

In addition to our sales to customers within the U.S. and Canada, we may become increasingly dependent on sales to customers outside the U.S. and Canada as we pursue expanding our business with customers worldwide. In the fiscal years ended February 28, 2022 and 2021, our sales outside of the U.S. and Canada accounted for approximately 68% and 65%, respectively, of total revenue. We continue to expect that a significant portion of our future revenues will be from international sales. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Some of the risks and challenges of conducting business internationally include:

•	the impact of COVID-19 on the global markets;
•	requirements or preferences for domestic products or solutions, which could reduce demand for our products;
•	unexpected changes in regulatory requirements;
•	restrictions on the import or export of critical technology;
•	management communication and integration problems resulting from cultural and geographic dispersion;
•	the burden of complying with a variety of laws and regulations in various countries;
•	difficulties in enforcing contracts;
•	the uncertainty of protection for intellectual property rights in some countries;

•	application of the income tax laws and regulations of multiple jurisdictions, including relatively low-rate and relatively high-rate jurisdictions, to our sales and other transactions, which results in additional complexity and uncertainty;
•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell products;
•	failure to comply with both U.S. and foreign laws, including export and antitrust regulations, the Foreign Corrupt Practices Act and any trade regulations ensuring fair trade practices;
•	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•	potentially adverse tax consequences, including multiple and possibly overlapping tax structures;
•	general economic and geopolitical conditions, including war and acts of terrorism;
•	lack of the availability of qualified third-party financing; and
•	currency exchange controls.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

Any liability damages resulting from technical faults or failures of our products could be substantial and could materially adversely affect our business and results of operations.

Our products are used by customers and integrated into customers’ machines and systems, and therefore a malfunction or the inadequate design of our products could result in product liability claims. Any liability for damages resulting from technical faults or failures could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products, which would materially impact our financial condition and operating results.

Inflationary Pressures and Rising Prices for Goods and Services.

Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

We could become liable for damages resulting from our manufacturing activities, which could have a material adverse effect on our business or cause us to cease operations.

The nature of our manufacturing operations exposes us to potential claims and liability for environmental damage, personal injury, loss of life and damage to, or destruction of, property. Our manufacturing operations are subject to numerous laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect additional and more stringent changes in the future. Our manufacturing operations may not comply with future laws and regulations, and we may be required to make significant unanticipated capital and operating expenditures to bring our operations within compliance with such evolving regulations. If we fail to comply with applicable environmental laws and regulations, manufacturing guidelines, and workplace safety requirements, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits, and private parties may seek damages from us. Under such circumstances, we could be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims for which may not have sufficient or any insurance coverage for claims.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filing if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements. If in the future, our internal controls over financial reporting are determined to be not effective resulting in a material weakness or significant deficiency, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

We may have risks associated with security of our information technology systems.

We make significant efforts to maintain the security and integrity of our information technology systems and data. Despite significant efforts to create security barriers to such systems, it is virtually impossible for us to entirely mitigate this risk. There is a risk of industrial espionage, cyber-attacks, misuse or theft of information or assets, or damage to assets by people who may gain unauthorized access to our facilities, systems, or information. Such cybersecurity breaches, misuse, or other disruptions could lead to the disclosure of confidential information; improper usage and distribution of our intellectual property; theft, manipulation, and destruction of private and proprietary data; and production downtimes. Although we actively employ measures to prevent unauthorized access to our information systems, preventing unauthorized use or infringement of our rights is inherently difficult. These events could adversely affect our financial results and any legal action in connection with any such cybersecurity breach could be costly and time-consuming and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, we must frequently expand our internal information system to meet increasing demand in storage, computing and communication, which may result in increased costs. Our internal information system is expensive to expand and must be highly secure due to the sensitive nature of our customers’ information that we transmit. Building and managing the support necessary for our growth places significant demands on our management and resources. These demands may divert such resources from the continued growth of our business and implementation of our business strategy.

RISKS RELATED TO OUR COMMON STOCK

Future equity financings would dilute your ownership and could adversely affect your common stock ownership rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common without stockholder approval. Our stockholders do not have preemptive rights to any common stock issued by us in the future; therefore, stockholders may experience additional dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock.

If additional funds are raised through the issuance of equity securities, the percentage of ownership of our existing stockholders will be reduced, and such newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we issue additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the market value of our common stock, which could make our stock unattractive to existing stockholders.

Provisions in our articles of incorporation and bylaws could discourage changes in the composition of our board of directors which could hinder an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby adversely affecting existing stockholders.

Our articles of incorporation and bylaws contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our board of directors and our Company, even when these attempts may be in the best interests of stockholders. For example, our articles of incorporation and bylaws provide for a classified board of directors which could delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

There is limited trading volume of our common stock, which could make it difficult for you to liquidate an investment in our common stock in a timely manner.

Since August 27, 2021, our common stock has been traded on the Nasdaq Capital Market under the symbol SOTK. Because there is limited volume in our common stock, investors may not be able to liquidate their investments when they desire to do so.

In addition, if we fail to meet the criteria set forth in SEC and Nasdaq Capital Market rules and regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

If securities analysts do not publish research or reports about our business or if they downgrade us or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on research and reports that industry or financial analysts publish about us or our business. Furthermore, if one or more of the analysts who cover us downgrades us, the industry in which we operate, or the stock of any of our competitors, the price of our common stock may decline. If one or more of these analysts ceases coverage altogether, we could lose visibility, which could also lead to a decline in the price of our common stock.

Our operating results can fluctuate significantly from period to period, which makes our operating results difficult to predict and can cause our operating results, in any particular period, to be less than comparable periods and expectations from time to time.

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Certain factors that may affect our operating results include, without limitation, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies” in this Annual Report on Form 10-K.

Because we have little or no control over many of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

Our revenues, net income and other operating results are heavily dependent upon the size and timing of customer orders and projects, and the timing of the completion of those projects. The timing of our receipt of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the mid- and long-term and because a high percentage of our operating expenses are relatively fixed, a shortfall or delay in recognizing revenues can cause our operating results to vary significantly from quarter-to-quarter and can result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able, or it may not be prudent for us, to reduce our expenses rapidly in response to the revenue shortfall, which can result in us suffering significant operating losses or declines in profit margins in that quarter.

Due to these factors and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-to-quarter, period-to-period or year-to-year comparisons of our results of operations as an indication of our future performance. Quarterly, period and annual comparisons of our operating results are not necessarily meaningful or indicative of future performance. As a result, it is likely that, from time to time, our results of operations or our revenue backlog could fall below historical levels or the expectations of public market analysts and investors, which could cause the trading price of our common stock to decline significantly.

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has been volatile and fluctuates widely in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	the underlying price of the commodities, materials, equipment that affect our key markets;
•	announcements of capital budget changes by major customers;
•	the introduction of new products by our competitors;
•	announcements of technology advances by us or our competitors;
•	current events affecting the political and economic environment in the United States, Europe or Asia;
•	conditions or industry trends, including demand for our products, services and technological advances;
•	changes to financial estimates by us or by any securities analysts who might cover our stock;
•	additions or departures of our key personnel;
•	seasonal, economic, or financial conditions;
•	our quarterly operating and financial results; or
•	litigation or public concern about the safety of our products;

•	the impact of inflation;
•	war in Ukraine; or
•	the effect of COVID-19.

The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly. The stock market in general experiences, from time to time, extreme price and volume fluctuations. Periodic and/or continuous market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility may be worse if the trading volume of our common stock is low.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline.

If any significant number of our outstanding shares are sold, such sales could have a depressive effect on the market price of our stock. We are unable to predict the effect, if any, that the sale of shares, or the availability of shares for future sale, will have on the market price of the shares prevailing from time to time. Sales of substantial numbers of shares in the public market, or the perception that such sales could occur, could depress prevailing market prices for the shares. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

The Company is considered a “smaller reporting company” and is exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Securities Exchange Act of 1934 ("Exchange Act") defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent, that is not a smaller reporting company, and that had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity.

As a “smaller reporting company,” we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements; we provide only three years of business information; and have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies,” which could make our stock less attractive to potential investors and could make it more difficult for shareholders to sell their shares.

We have no current plan to pay dividends on our common stock, and investors may lose the entire amount of their investment.

 We have no current plans to pay dividends on our common stock; therefore, investors will not receive any funds absent a sale of their shares. We cannot assure investors of a positive return on their investment when they sell their shares, nor can we assure that investors will not lose the entire amount of their investment.

GENERAL RISK FACTORS

We will continue to incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives that ultimately could have a material adverse effect on our financial condition and results of operations.

As a public company, we expect to continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time and financial resources to these compliance initiatives.

As a “smaller reporting company” we are able to take advantage of certain exceptions to disclosure requirements, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemption from providing a “Compensation Discussion and Analysis” section in our proxy statements; providing only three years of business information; and other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies.

 If we fail to staff our accounting and finance function adequately or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our future business, financial condition and results of operations.

Changes in U.S. Generally Accepted Accounting Principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 1 and 2, “Description of Business and Significant Accounting Policies – Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, long-lived assets and other intangible assets; the realizability of deferred tax assets; the recognition of revenue and the fair value of stock option awards; and others. We also make assumptions, judgments and estimates in determining the accruals for revenue recognition, product warranties, employee-related liabilities, including commissions and variable compensation, and in determining the allowance or provisions for uncertain tax positions, doubtful accounts, excess or obsolete inventory, and legal contingencies. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our Board of Directors, management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our strategic plan, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. A proxy contest for the election of directors at our annual meeting could also require us to incur significant legal fees and proxy solicitation expenses. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Our common stock currently trades on the Nasdaq Capital Market.

As of May 23, 2022, there were 108 record holders of our common stock and approximately 1491 beneficial shareholders of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements’ are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions, including inflationary pressures; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; the continued strong sales of the multi-axis coatings systems; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the clean energy, diagnostic test and next generation semiconductor chip manufacturing markets; successful implementation of initiatives advanced energy, medical device applications and next generation high precision semiconductor coating applications; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance. We undertake no obligation to update any forward-looking statement.

We undertake no obligation to update any forward-looking statement.

Highlights

Highlights for fiscal 2022 include:

•	Net sales for fiscal 2022 increased 16%, from $14.8M to $17.1 million, Sono-Tek’s highest revenue ever.
•	Gross profit margin for fiscal 2022 increased to 50.3% compared to 47.2% in fiscal 2021, driven by the strength in sales, increased efficiencies, and a favorable product mix.
•	Operating profit for fiscal 2022 increased 41.0% to $1.9M compared to $1.3M in fiscal 2021, due to less than expected increases in costs associated with sales related travel and trade shows resulting from lingering Covid restrictions.
•	Backlog at February 28, 2022 was $5.3M compared to the backlog at February 28, 2021 of $3.8M, an increase of 38%. This growth is attributed to the Company’s strategy for product line and system sales expansion with further customization and automation, which delivers increased value to our customer, and higher average selling prices to Sono-Tek.
•	Operating activities generated an increase of $2.3M in cash, cash equivalents and short-term investments which climbed to $10.7M on February 28, 2022 from $8.6M on February 28, 2021.
•	Sono-Tek was approved for listing on the Nasdaq Capital Market, which was completed in August 2021. This uplisting from our previous OTCQX platform brought both increased liquidity and a higher appreciation of SOTK’s inherent value in the months since, as we became visible to a wider number of investment entities.
•	We applied for forgiveness of our Payroll Protection Program funding and our forgiveness application was approved in April 2021.

Market and Geographic Diversity

We have invested significant resources to enhance our market diversity. By leveraging our core ultrasonic coating technology, we’ve expanded our portfolio of products, the industries we serve, and the countries in which we sell our products.

Today, we serve five industries: microelectronics/electronics, medical, alternative energy, industrial markets and emerging research and development and other.

We are a geographically diverse company with a presence either directly or through distributors and trade representatives in the United States and Canada, EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2022, approximately 68% of sales originated outside of the United States and Canada.

We have an established infrastructure of application process development laboratories located at our distributor sites in Japan, China, Germany, Taiwan, Korea and our home office in New York, USA. These laboratories are equipped with Sono-Tek systems and technical personnel to conduct customer demonstrations and process development for new coating applications that our customers bring to us. Our engineering, service and sales teams all continue to grow as we expand our addressable markets and enhance our product line to include larger more sophisticated machinery and systems with increased capabilities.

We believe that the new products we have introduced, the new markets we have penetrated, and the expanded regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Results of Operations

Sales and Gross Profit:

	Fiscal Year Ended
	February 28,	February 28,	Change
	2022	2021	$	%
Net Sales	$17,133,000	$14,833,000	$2,300,000	16%
Cost of Goods Sold	8,520,000	7,836,000	684,000	9%
Gross Profit	$8,613,000	$6,997,000	$1,616,000	23%

Gross Profit %	50.3%	47.2%

Throughout the COVID-19 pandemic, Sono-Tek has been successful offering virtual, in person, and a hybrid mix of both virtual and in person, customer interactions. Our strong digital connections made this a smooth transition for our customer base and allowed us to remain highly flexible to support the worldwide demand for the full system solutions we provide, and to effectively reach our customers anywhere in the world. Sono-Tek’s ability to rapidly adapt to these changing conditions, and the strong demand for our products in the markets we serve, resulted in 16% revenue growth for fiscal 2022.

Gross profit increased $1,616,000, or 23% to $8,613,000 for fiscal 2022 compared with $6,997,000 in fiscal 2021. Gross profit margin increased by 310 basis points, reaching 50.3% for fiscal 2022, compared to 47.2% for fiscal 2021. The improvement in the gross profit margin is due to increased sales and a sales mix with higher sales margins combined with lower than expected warranty and installation costs.

In fiscal 2022, our sales include approximately $4,130,000 for orders that were delivered to two customers.

Product Sales:

	Twelve Months Ended
	February 28,	% of	February 28,	% of	Change
	2022	Total	2021	total	$	%
Fluxing Systems	$691,000	4%	$798,000	5%	$(107,000)	(13%	)
Integrated Coating Systems	1,182,000	7%	4,219,000	28%	(3,037,000)	(72%	)
Multi-Axis Coating Systems	9,912,000	58%	5,614,000	38%	4,298,000	77%
OEM Systems	2,381,000	14%	1,582,000	11%	799,000	51%
Other	2,967,000	17%	2,620,000	18%	347,000	13%
TOTAL	$17,133,000		$14,833,000		$2,300,000	16%

Multi-Axis coating systems showed 77% growth due to a significant shipment of a six-axis robot machine sold to the Semiconductor industry for over $1,700,000, and strong sales of machines used in the clean energy sector and medical diagnostic markets, both of which use highly sophisticated multi-axis platforms. OEM sales also generated excellent growth in fiscal 2022 increasing by 51% when compared to fiscal 2021. This was a result of several new OEM relationships gaining momentum to incorporate Sono-Tek OEM packages into their new product designs. Integrated coating systems saw a decline of 72%, which was greatly impacted by a large textile machine sold in fiscal 2021, which did not repeat in fiscal 2022.

Market Sales:

	Twelve Months Ended
	February 28,	% of	February 28,	% of	Change
	2022	Total	2021	total	$	%
Electronics/Microelectronics	$7,134,000	42%	$5,997,000	40%	$1,137,000	19%
Medical	4,338,000	25%	3,369,000	23%	969,000	29%
Alternative Energy	3,688,000	22%	2,144,000	15%	1,544,000	72%
Emerging R&D and Other	918,000	5%	1,055,000	7%	(137,000)	(13%	)
Industrial	1,055,000	6%	2,268,000	15%	(1,213,000)	(53%	)
TOTAL	$17,133,000		$14,833,000		$2,300,000	16%

The Alternative Energy market delivered 72% growth, due to strong investments from governments and private industries focused on the clean energy sector, and the goal for a net zero carbon society. These clean energy customers use Sono-Tek machinery to create catalyst coated membranes used in fuel cells, carbon capture, and hydrogen generation applications. The medical market grew to $4,338,000, an increase of 29%, primarily driven by strong sales to China for customized medical device solutions and a significant new North America based customer in the dental device industry. The electronics market grew by 19%, which was driven by a significant sale of a six-axis robot into the semiconductor market. The industrial market saw a 53% dip due to a large fiscal 2021 shipment in the textile market, that did not repeat in fiscal 2022.

Geographic Sales:

	Twelve Months Ended
	February 28,	February 28,	Change
	2022	2021	$	%
U.S. & Canada	$5,480,000	$5,155,000	$325,000	6%
Asia Pacific (APAC)	5,301,000	4,171,000	1,130,000	27%
Europe, Middle East, Asia (EMEA)	5,255,000	4,287,000	968,000	23%
Latin America	1,097,000	1,220,000	(123,000)	(10%	)
TOTAL	$17,133,000	$14,833,000	$2,300,000	16%

In fiscal 2022, approximately 68% of sales originated outside of the United States and Canada. This compares with 65% in fiscal 2021. The increased sales to our international customer base are a result of many overseas customers bringing manufacturing operations back online, with fewer COVID-19 restrictions. South Korea contributed significantly to increased APAC sales, led by solid growth for Sono-Tek machines used in the clean energy sector.

Operating Expenses:

	Twelve Months Ended
	February 28,	February 28,	Change
	2022	2021	$	%
Research and product development	$1,730,000	$1,645,000	$85,000	5%
Marketing and selling	3,367,000	2,790,000	577,000	21%
General and administrative	1,626,000	1,222,000	404,000	33%
Total Operating Expenses	$6,723,000	$5,657,000	$1,066,000	19%

Research and Product Development:

Research and product development costs increased $85,000 to $1,730,000 for fiscal 2022 due to increased salaries and related costs.

Marketing and Selling:

Marketing and selling costs increased $577,000 to $3,367,000 for fiscal 2022 due to increases in salaries, commissions, travel and trade show expenses.

During fiscal 2022, we expended approximately $974,000 for commissions as compared with $621,000 for the prior fiscal year, an increase of $353,000. The increase in commission expense is due to an increase in international sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

During fiscal 2022, we expended approximately $70,000 for travel and trade show expense compared with $9,000 for the prior fiscal year, an increase of $61,000. We anticipate that travel and trade show expenses will increase when sales and marketing activities re open when COVID-19 conditions improve.

General and Administrative:

General and Administrative costs increased $404,000 to $1,626,000 for fiscal 2022 due to increases in professional fees, corporate expenses, and stock-based compensation expense. In fiscal 2022 stock based compensation expense increased $131,000 to $179,000 compared with $48,000 in fiscal 2021.

In fiscal 2022 professional fees expense increased $112,000 to $237,000 compared with $125,000 in fiscal 2021. In fiscal 2022 corporate expense increased $129,000 to $347,000 compared with $218,000 in fiscal 2021. In August 2021, our stock was approved for listing on the Nasdaq Capital Market. The expenses associated with obtaining the Nasdaq listing are primarily responsible for the increases in professional fees and corporate expenses in fiscal 2022. In the current fiscal year, we expensed $88,000 in application and entry fees related to procuring our Nasdaq listing.

Operating Income:

Our operating income increased $549,000 or 41%, to $1,889,000 in fiscal 2022 compared with $1,340,000 for the prior fiscal year. Growth in revenue and gross profit were key factors in the improvement of operating income in fiscal 2022. Operating margin for fiscal 2022 increased to 11% compared with 9% in the prior fiscal year. As a percentage of net sales, operating expenses increased 100 basis points to 39% in fiscal 2022 compared with 38% in fiscal 2021. As Covid-19 conditions improve, many of these costs are expected to increase when sales and marketing related activities reopen for travel and trade shows.

Interest and Dividend Income:

Interest and dividend income decreased $14,000 to $9,000 for fiscal 2022 as compared with $23,000 for the prior fiscal year. The decrease in interest and dividend income is due to the reallocation of our investments into US Treasury securities and certificates of deposit. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities and certificates of deposit. At February 28, 2022, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $362,000 for fiscal 2022 compared with $227,000 for the prior fiscal year. The increase in income tax expense in fiscal 2022 is due to the current period’s increase in operating profit.

Net Income:

Net income increased by $1,422,000 or 127%, to $2,543,000 for fiscal 2022 compared with $1,121,000 for the prior fiscal year. The increase in net income in fiscal 2022 is a result of an increase in operating income combined with the PPP Loan forgiveness offset by an increase in income taxes.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,880,000 to $10,782,000 at February 28, 2022 from $8,902,000 at February 28, 2021. The increase in working capital was primarily the result of the current period’s net income and non-cash charges partially offset by purchases of equipment and repayment of long-term debt.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 28, 2022 and February 28, 2021, our working capital included:

	February 28, 2022	February 28, 2021	Cash Increase
Cash and cash equivalents	$4,841,000	$4,084,000	$757,000
Marketable securities	5,868,000	4,564,000	1,304,000
Total	$10,709,000	$8,648,000	$2,061,000

The following table summarizes the accounts and the major reasons for the $2,061,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$2,177,000	To reconcile increase in cash.
Accounts receivable decrease	665,000	Timing of cash receipts.
Inventories decrease	195,000	Increased sales.
Accounts payable and accrued expenses decrease	(553,000)	Timing of disbursements.
Prepaid and Other Assets increase	(172,000)	Increased prepaid expenses and deposits.
Equipment purchases	(327,000)	Equipment and facilities upgrade.
Other - net	76,000	Timing of disbursements.
Net increase in cash	$2,061,000

Stockholders’ Equity - Stockholders' equity increased $2,790,000 from $10,951,000 at February 28, 2021 to $13,741,000 at February 28, 2022. The increase was a result of the current year’s net income of $2,543,000, proceeds from the exercise of stock options of $68,000 and $179,000 in additional equity related to stock-based compensation awards. The details of stock-based compensation are explained in Note 4 in our financial statements.

Operating Activities – We generated $2,319,000 of cash in our operating activities in fiscal 2022 compared with generating $725,000 in fiscal 2021. The increase in cash generated by operating activities was mostly the result of a decrease accounts receivable and inventories. These sources of cash were partially offset by decreases in accounts payable and accrued expenses and an increase in prepaid and other assets.

Investing Activities – In fiscal 2022, we used $1,631,000 in our investing activities compared with their using $595,000 of cash in fiscal 2021. Capital spending in fiscal 2022 was $327,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and patent costs. This compares with $344,000 for the purchase of equipment and furnishings in fiscal 2021.

In fiscal 2022, we used $1,304,000 of cash compared with using $344,000 for the purchase of marketable securities in fiscal 2021.

In fiscal 2021 we received $100,000 in grant proceeds from the utility which provides our electricity as a result of our completion of certain energy efficiency related improvements.

Financing Activities – In fiscal years 2022 and 2021, we used $0 and $708,000 in cash, respectively, for the principal payments on our mortgage.

In fiscal 2021, we borrowed $1,001,640 from a bank under the Paycheck Protection Program.

In fiscal 2022, we received $69,000 from the exercise of stock options.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 28, 2022, there were no outstanding borrowings under the line of credit.

As of February 28, 2022, $5,000 of the Company’s credit line was being utilized to collateralize a letter of credit issued to a customer that has remitted a cash deposit to the Company on an existing order. The unused portion of the credit line was $1,495,000 as of February 28, 2022. The letter of credit expires in fiscal year 2023.

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

During fiscal 2022, the Company recorded a gain on the forgiveness of the PPP Loan and accrued interest in the amount of $1,005,372. The gain on the forgiveness of the PPP Loan is a non-taxable event.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2022.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2022, management believes that there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2022 and February 28, 2021, there were no uncertain tax provisions.

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

Other than Accounting Standards Update (“ASU”) ASU 2016-13 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Not Required for Smaller Reporting Companies.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are presented on pages 43 to 60 of this Report.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of and for the year ended February 28, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. – Not Applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio, Ph.D.	81	Chief Executive Officer, Chairman and Director
R. Stephen Harshbarger	54	President and Director
Eric Haskell, CPA	75	Director*
Donald F. Mowbray, Ph.D.	84	Director
Carol O’Donnell	65	Director*
Joseph Riemer, Ph.D.	73	Director
Philip A. Strasburg, CPA	83	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray, Mr. Haskell and Ms. O’Donnell run until the annual meeting to be held in 2022. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2023, and in each case until their respective successors are duly elected and qualified.

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

Compensation Committee

The Company’s executive compensation is administered by the Compensation Committee of the Board of Directors, which was established in 2020. The members of the Compensation Committee are Drs. Mowbray and Riemer and Mr. Strasburg, all of whom have been determined by the Board to be independent in accordance with NASDAQ’s requirement for independent director oversight of executive officer compensation.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	59	Chief Financial Officer
Bennett D. Bruntil	41	Vice President – Sales & Marketing
Christopher C. Cichetti	40	Vice President – Application Engineering
Christopher L. Coccio, Ph.D.	81	Chief Executive Officer, Chairman and a Director
Robb W. Engle	51	Executive Vice President
R. Stephen Harshbarger	54	President and Director

The foregoing officers are appointed for terms of one year or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons(s) pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY – College at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley served on the OTCQX US Advisory Council from 2019 to 2020. Mr. Bagley is a past President of the Board of Education for the New Paltz Central School District and a past Chairman of the Audit and Finance Committee for the District.

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

CAROL O’DONNELL has been a Director since November 2018. Ms. O’Donnell joined Protégé Partners, an industry leading firm investing in and seeding smaller and emerging hedge fund managers in 2016 and has served as Chief Executive Officer since 2018. Prior to joining Protégé Partners, Ms. O’Donnell was the Director of Legal and Compliance with DARA Capital US, Inc., a Swiss-owned boutique registered investment advisory and wealth management firm from 2013 to 2016. She also served as General Counsel to Boothbay Fund Management LLC, a registered investment adviser, from December 2019 through May 2021, and was General Counsel and Chief Compliance Officer of each of the Permal Group and Framework Investment Group from 2004 through 2011 and from 2002 to 2004, respectively.  Ms. O’Donnell is admitted to practice law in the States of New York and Connecticut.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock.  Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports.  Based solely on a review of such filings, during the year ended February 28, 2022, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports,

Code of Ethics

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2022 and fiscal 2021 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2022	150,000	42,200	0	54,520	5,766	252,486
CEO, Chairman and Director	2021	150,000	56,100	0	0	4,122	210,222

R. Stephen Harshbarger	2022	227,500	48,700	0	3,667	8,286	288,153
President and Director	2021	220,000	35,900	0	2,585	5,118	263,603

Stephen J. Bagley	2022	165,000	38,900	0	6,383	6,117	216,400
Chief Financial Officer	2021	158,308	28,700	0	1,057	3,740	191,805

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

Officer Compensation Arrangements

During fiscal 2022, Dr. Coccio was compensated at the rate of $150,000 per annum.

During fiscal 2022, Mr. Harshbarger was compensated at the rate of $220,000 per annum, until August 2021, at which time his annual compensation increased to $235,000.

During fiscal 2022, Mr. Bagley was compensated at the rate of $165,000 per annum.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	-	5,815	6.05	11/18/2031
CEO, Chairman and Director	16,340	-	6.26	02/17/2032
	-	16,340	6.26	02/17/2032

R. Stephen Harshbarger	-	5,815	6.05	11/18/2031
President	-	16,340	6.26	02/17/2032

Stephen J. Bagley	2,250	2,750	4.45	01/15/2031
Chief Financial Officer	-	9,804	6.26	02/17/2032

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $389,000, Christopher L. Coccio $412,000 and R. Stephen Harshbarger $522,000.

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

Compensation of Directors

Each non-employee director receives $2,500 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2022, director compensation was as follows:

2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Haskell	9,500	—	9,230[1]	—	—	—	18,730
Donald F. Mowbray	9,500	—	9,230[2]	—	—	—	18,730
Carol O’Donnell	9,500	—	7,153[3]	—	—	—	16,653
Philip Strasburg	9,500	—	4,137[4]	—	—	—	13,637
Joseph Riemer	9,500	—	4,137[5]	—	—	—	13,637

[1]	During fiscal 2022, Mr. Haskell received a grant of 6,050 options exercisable at $3.19 per share. At the end of fiscal 2022, Mr. Haskell held an aggregate of 26,050 stock options.
[2]	During fiscal 2022, Dr. Mowbray received a grant of 6,050 options exercisable at $3.19 per share. At the end of fiscal 2022, Dr. Mowbray held an aggregate of 16,050 stock options.
[3]	During fiscal 2022, Ms. O’Donnell received a grant of 6,050 options exercisable at $3.19 per share. At the end of fiscal 2022, Ms. O’Donnell held an aggregate of 6,050 stock options.
[4]	During fiscal 2022, Mr. Strasburg received a grant of 6,050 options exercisable at $3.19 per share. At the end of fiscal 2022, Mr. Strasburg held an aggregate of 8,050 stock options.
[5]	During fiscal 2022, Dr. Riemer received a grant of 6,050 options exercisable at $3.19 per share. At the end of fiscal 2022, Dr. Riemer held an aggregate of 8,050 stock options.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 23, 2022 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
	Beneficially
Name (and address if more than 5%) of Beneficial owner	Owned	Percent
Directors and Officers
*Stephen J. Bagley	64,293[1]	**
*Christopher L. Coccio	400,755[2]	2.55%
*R. Stephen Harshbarger	281,778	1.79%
*Eric Haskell	14,500[3]	**
*Donald F. Mowbray	63,690[4]	**
*Carol O’Donnell	22,000	**
*Joseph Riemer	45,018	**
*Philip A. Strasburg	50,645[5]	**
All Executive Officers and Directors as a Group	1,033,615[6]	6.56%
Additional 5% owners
Emancipation Management LLC[8] Charles Frumberg[8] Circle N Advisors, LLC[9]	6,652,561[7]	42.29%
V. Adah Nicklin[10]	915,599	5.82%
Richard A. Bayles[11]	840,536	5.34%
Judith Schwartz[12]	965,209	6.14%

The above ownership percentages are based on 15,729,175 shares outstanding as of May 23, 2022.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 2,250 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Includes 2,000 shares held in the name of Dr. Coccio’s wife and 16,340 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Represents 14,500 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Includes 4,500 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 10,000 shares in the name of Mr. Strasburg’s wife.

6 The group total includes 37,590 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 139,776 options that are currently unexercisable. The group total includes 81,167 shares held by Robb Engle, Executive Vice President, 8,631 shares held by Bennett Bruntil, a Vice President and 1,138 shares held by Christopher Cichetti, a Vice President.

7 Emancipation Management LLC, Charles Frumberg and Circle N Advisors share the power to dispose or to direct the disposition of these shares. The Company does not consider these holders to be “affiliates” of the Company.

8 The address of this person is 299 Park Avenue, New York, NY 10171.

9 The address of this person is 1065 Main Street, Suite F, PO Box 336, Fishkill, NY 12524.

10 The address of this person is 3 Rivers Edge, Newburgh, NY 12550.

11 The address of this person is 3697 Se Doubleton Drive, Stuart, FL 34997.

12 The address of this person is 877 Route 9W, Upper Grandview, NY 10960.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	243,710	$4.62	1,226,815
2003 Stock Incentive Plan	10,000	$0.61	—

Total	253,710		1,226,815

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2022, there were 243,710 options outstanding under the 2013 plan.

Under the 2013 Stock Incentive Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three-year period during the term of the option and terminating at a stipulated period of time after an employee's termination of employment.

2003 Stock Incentive Plan

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2022, there were 10,000 options outstanding and vested under the 2003 Plan, under which no additional options may be granted.

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

Audit Fees

For fiscal 2022 and 2021, the Company paid or accrued fees of approximately $129,000 and $81,000, respectively, for services rendered by Friedman LLP, its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For fiscal 2022 and 2021, the Company paid or accrued tax preparation fees of approximately $14,000 and $7,500, respectively, for services rendered by RBSM, LLP.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2022 and fiscal 2021.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a)[1]	Sono-Tek Corporation 2003 Stock Incentive Plan.
10(b) [3]	Equipment Line Credit Agreement between Sono-Tek Corporation and M&T Bank, dated March 24, 2005.
10(c) [3]	General Security Agreement between Sono-Tek Corporation and M&T Bank, dated December 21, 2004.
10(d) [4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(f) [4]	Executive Agreement between Sono-Tek Corporation and Joseph Riemer dated September 1, 2007.
10(g) [5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(i)[6]	Equipment Term Note between Sono-Tek Corporation and M&T Bank dated June 17, 2011.
10(j)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(k)[7]	Form of Amended and Restated Mortgage dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10 (l)[8]	Form of Amended and Restated Term Note dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(m)[8]	Form of Assignment of Rents dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(n)[8]	Form of Environmental Compliance and Indemnification Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(o)[8]	Form of Modification and Extension Agreement dated December 16, 2013, between Sono-Tek Industrial Park LLC and M&T Bank.
10(p)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(q)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(r)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(s)[11]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(t)[11]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(u)[11]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(v)[12]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(w)[12]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(x)[12]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(y)[13]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(z)[13]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.

10(aa)[13]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(bb)[13]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(cc)[13]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(dd)[13]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(ee) [14]	Term Note between Sono-Tek Corporation and M&T Bank dated April 16, 2020
14[15]	Code of Ethics.
21[16]	Subsidiaries of Issuer.
23.1[16]	Consent of Friedman LLP
31.1[16]	Rule 13a-14/15d – 14(a) Certification.
31.2[16]	Rule 13a-14/15d – 14(a) Certification.
32.1[16]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[16]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[16]	XBRL Instance Document.
101.SCH[16]	XBRL Taxonomy Extension Schema Document.
101.CAL[16]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[16]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[16]	XBRL Extension Label Linkbase Document.
101.PRE[16]	XBRL Taxonomy Extension Presentation Linkbase Document.

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended February 28, 2005.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2014.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[12]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[13]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2019.
[14]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 17, 2020 and filed with the Securities and Exchange Commission on April 21, 2020.
[15]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2020 and filed with the Securities and Exchange Commission on September 17, 2020.
[16]	Filed herewith.

ITEM 16	10-K SUMMARY

None.

SONO-TEK CORPORATION

FORM 10-K

ITEM 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

FOR THE YEARS ENDED FEBRUARY 28, 2022 and 2021

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS (PCAOB ID No: 711)

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at February 28, 2022 and 2021

Consolidated Statements of Income

For the Years Ended February 28, 2022 and 2021

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2022 and 2021

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2022 and 2021

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sono-Tek Corporation

Opinion on the Financial Statements update

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation (the “Company”) as of February 28, 2022 and 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition

Critical Audit Matter Description	As discussed in Notes 2 and 3 to the financial statements, the Company recognizes revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration they expect to receive in exchange for those goods or services. The Company’s product and service offerings are customized to meet specific customer needs. There is significant judgment exercised by the Company in determining revenue recognition which includes (i) determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together (ii) the pattern of delivery (i.e. timing of when revenue is recognized) for each distinct performance obligation (iii) identification and treatment of agreed upon customer terms that may impact the timing and amount of revenue recognized.

How We Addressed the Matter in Our Audit	To test the accounting we evaluated management's significant accounting policies related to these customer agreements for reasonableness included in Note 3. We selected a sample of customer agreements and performed the following procedures (i) Obtained and read source documents for each selection (ii) tested management's identification and treatment of agreed upon terms (iii) assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions (iv) we evaluated the reasonableness of management’s determination of the performance obligation (v) we tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey

May 24, 2022

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28, 2022	February 28, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$4,840,558	$4,084,078
Marketable securities	5,867,990	4,563,470
Accounts receivable (less allowance of $56,123)	1,092,505	1,757,802
Inventories, net	2,373,242	2,611,106
Prepaid expenses and other current assets	323,304	151,316
Total current assets	14,497,599	13,167,772

Land	250,000	250,000
Buildings, net	1,621,878	1,575,135
Equipment, furnishings and leasehold improvements, net	939,306	1,075,190
Intangible assets, net	76,015	95,456
Deferred tax asset	240,736	259,838

TOTAL ASSETS	$17,625,534	$16,423,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$684,511	$1,294,483
Accrued expenses	1,804,028	1,750,916
Customer deposits	1,167,968	1,166,541
Income taxes payable	58,874	53,567
Total current liabilities	3,715,381	4,265,507

Deferred tax liability	168,840	205,562
Long term debt, less current maturities	—	1,001,640

Total Liabilities	3,884,221	5,472,709

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,729,175 and 15,452,656 issued and outstanding as February 28, 2022, and 2021, respectively	157,292	154,527
Additional paid-in capital	9,310,287	9,064,994
Accumulated earnings	4,273,734	1,731,161

Total stockholders’ equity	13,741,313	10,950,682

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,625,534	$16,423,391

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 28, 2022	February 28, 2021

Net Sales	$17,132,710	$14,832,877
Cost of Goods Sold	8,520,156	7,835,837
Gross Profit	8,612,554	6,997,040

Operating Expenses
Research and product development	1,729,509	1,644,598
Marketing and selling	3,367,403	2,789,880
General and administrative	1,626,306	1,222,101
Total Operating Expenses	6,723,218	5,656,579

Operating Income	1,889,336	1,340,461

Other Income (Expense):
Interest Expense	—	(39,843)
Interest and Dividend Income	9,496	22,558
Other Income	—	24,691
Paycheck Protection Program Loan Forgiveness	1,005,372	—
Income before Income Taxes	2,904,204	1,347,867

Income Tax Expense	361,631	227,225

Net Income	$2,542,573	$1,120,642

Basic Earnings Per Share	$0.16	$0.07

Diluted Earnings Per Share	$0.16	$0.07

Weighted Average Shares – Basic	15,586,404	15,428,411

Weighted Average Shares – Diluted	15,623,485	15,672,253

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2022 AND 2021

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Total Stockholders’ Equity
Balance - February 29, 2020	15,348,180	$153,482	$9,018,406	$610,519	$9,782,407
Stock based compensation expense			47,633		47,633
Cashless exercise of stock options	104,476	1,045	(1,045)		—
Net Income				1,120,642	1,120,642
Balance - February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682

Stock based compensation expense			179,283		179,283
Cashless exercise of stock options	249,019	2,490	(2,490)		—
Proceeds from exercise of stock options	27,500	275	68,500		68,775
Net Income				2,542,573	2,542,573
Balance - February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,542,573	$1,120,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435,525	463,076
Stock based compensation expense	179,283	47,633
Inventory reserve	43,381	91,000
Paycheck Protection Program Loan Forgiveness	(1,005,372)	—
Deferred tax expense	(17,620)	(129,723)
(Increase) Decrease in:
Accounts receivable	665,297	(828,100)
Inventories	194,483	(305,790)
Prepaid expenses and other assets	(171,988)	2,382
(Decrease) Increase in:
Accounts payable and accrued expenses	(553,129)	763,269
Customer deposits	1,427	(482,149)
Income taxes payable	5,307	(17,054)
Net Cash Provided by Operating Activities	2,319,167	725,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(326,942)	(344,353)
Patent costs paid	—	(6,000)
Capital expenditure grant proceeds	—	100,000
Purchase of marketable securities, net	(1,304,520)	(344,230)
Net Cash Used In Investing Activities	(1,631,462)	(594,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	68,775	—
Proceeds from note payable - bank	—	1,001,640
Repayment of long-term debt	—	(707,716)
Net Cash Provided By Financing Activities	68,775	293,924

NET INCREASE IN CASH AND CASH EQUIVALENTS	756,480	424,527

CASH AND CASH EQUIVALENTS:
Beginning of year	4,084,078	3,659,551
End of year	$4,840,558	$4,084,078

Supplemental Cash Flow Disclosure:
Interest Paid	$—	$39,843
Income Taxes Paid	$373,928	$374,004

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2022 AND FEBRUARY 28, 2021

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for fiscal 2022 and fiscal 2021 was $178,500 and $78,200, respectively.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2022 and February 28, 2021, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – February 28, 2022	$5,716,338	$151,652	$—	$5,867,990

Marketable Securities – February 28, 2021	$4,261,927	$301,543	$—	$4,563,470

Marketable Securities include certificates of deposit and US Treasury securities, totaling $5,867,990 and $4,563,470 that are considered to be highly liquid and easily tradeable as of February 28, 2022 and February 28, 2021, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2022 and February 28, 2021, there were no uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents, which is considered the useful life. The accumulated amortization of patents is $192,490 and $181,922 at February 28, 2022 and February 28, 2021, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded for the years ended February 28, 2022 and February 28, 2021 on the Company’s long-lived assets.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, performance obligations are satisfied

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

ASC 718 requires the recognition of the fair value of stock compensation expense to be recognized over the vesting term of such award. The Company accounts for forfeitures as they occur.

Uncertainties - Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through fiscal 2022, the measures taken by the governments of impacted countries have slightly impacted the Company’s business, financial condition, and results of operations. The pandemic had a slightly adverse impact on sales and the demand for products in fiscal 2021.

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

At February 28, 2022, the Company had received $1,168,000 in cash deposits, and had issued a Letter of Credit in the amount of $5,000 to secure these cash deposits. At February 28, 2022, the Company was utilizing $5,000 of its available credit line to collateralize these letters of credit.

At February 28, 2021, the Company had received $1,167,000 in cash deposits, and had issued Letters of Credit in the amount of $849,000 to secure these cash deposits. At February 28, 2021, the Company was utilizing $849,000 of its available credit line to collateralize these letters of credit.

The Company’s sales revenue, by product line is as follows:

	Twelve Months Ended
	February 28,		February 28,
	2022	% of total	2021	% of total
Fluxing Systems	$691,000	4%	$798,000	5%
Integrated Coating Systems	1,182,000	7%	4,219,000	28%
Multi-Axis Coating Systems	9,912,000	58%	5,614,000	38%
OEM Systems	2,381,000	14%	1,582,000	11%
Other	2,967,000	17%	2,620,000	18%
TOTAL	$17,133,000		$14,833,000

NOTE 4: STOCK-BASED COMPENSATION

Stock Options – Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2022, there were 243,710 options outstanding under the 2013 plan.

Under the 2003 Stock Incentive Plan, as amended (the "2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 of the Company's common shares. As of February 28, 2022, there were 10,000 options outstanding under the 2003 Plan, under which no additional options may be granted.

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

During fiscal 2022, the Company granted options to acquire 138,085 shares to employees exercisable at prices ranging from $3.19 to $6.26 and options to acquire 30,250 shares to the non-employee members of the board of directors with an exercise price of $3.19. The options granted to employees and directors vest over three years and expire in ten years. The options granted by the Company during fiscal 2022 had a combined weighted average grant date fair value of $2.76 per share.

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

A summary of the activity of both plans for fiscal 2022 and fiscal 2021 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Term - Years
Balance - February 29, 2020	591,667	339,250	$1.77	$2.03	7.59
Granted	80,500		4.05
Exercised	(161,208)		(1.05)
Cancelled	(2,500)		(2.55)
Balance - February 28, 2021	508,459	333,500	$2.35	$2.17	6.99

Granted	168,335		$5.10
Exercised	(403,334)		(2.12)
Cancelled	(19,750)		(3.27)
Balance - February 28, 2022	253,710	61,690	$4.46	$3.53	8.94

The aggregate intrinsic value of the Company’s vested and exercisable options at February 28, 2022 was $115,780.

For the years ended February 28, 2022 and 2021, the Company recognized $179,283 and $47,633 in stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of February 28, 2022 was $456,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures. During the year ended February 28, 2022, the Company had net settlement exercises of stock options, whereby, the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended February 28, 2022 resulted in 249,019 shares of common stock issued.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 28, 2022	February 28, 2021
Expected life	5 - 8 years	5 - 8 years
Risk free interest rate	0.78% - 2.0%	0.46 – 0.78%
Expected volatility	50.73% - 57.13%	48.88% - 58.63%
Expected dividend yield	0%	0%

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28, 2022	February 28, 2021
Raw materials and subassemblies	$1,439,465	$1,081,591
Finished goods	918,318	786,785
Work in process	343,120	1,027,010
Total	2,700,903	2,895,386
Less: Allowance	(327,661)	(284,280)
Net inventories	$2,373,242	$2,611,106

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 28,
	2022	2021
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,421,845	1,399,826
Machinery and equipment	1,729,587	1,548,415
Leasehold improvements	715,999	642,671
Tradeshow and demonstration equipment	1,137,346	1,137,346
Furniture and fixtures	1,206,918	1,156,495
Totals	8,461,695	8,134,753
Less: Accumulated depreciation	(5,900,511)	(5,484,428)
	$2,561,184	$2,650,325

Depreciation expense for the years ended February 28, 2022 and February 28, 2021 was $416,083 and $427,650, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2022	February 28, 2021
Accrued compensation	$449,673	$568,213
Estimated warranty costs	622,775	565,700
Accrued commissions	195,540	127,342
Professional fees	104,850	100,559
Other accrued expenses	431,190	389,102
	$1,804,028	$1,750,916

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 3.25% at February 28, 2022 and February 28, 2021. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 28, 2022, $5,000 of the Company’s credit line was being utilized to collateralize a Letter of Credit issued to a customer that has remitted cash deposits to the Company on existing orders. The Letter of Credit expires in 2023. As of February 28, 2022, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,495,000.

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

NOTE 9: LONG-TERM DEBT

In fiscal year 2021, the Company obtained a loan under the Paycheck Protection Program (“PPP”) for $1,001,640. In April 2022, the Company received notice from the SBA that the loan was forgiven in full and recorded a gain on forgiveness of $1,005,372, which is recorded on the consolidated statements of income.

NOTE 10: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	February 28, 2022	February 28, 2021
Expected federal income tax	$609,883	$283,052
State tax, net of federal	37,894	27,102
Research and development tax credits	(101,573)	(105,320)
Permanent differences	(179,320)	12,719
Other	(5,253)	9,672
Income tax expense	$361,631	$227,225

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

Management does not believe that there are significant uncertain tax positions in 2022. There are no interest and penalties related to uncertain tax positions in 2022. As of February 28, 2022, open years related to the federal and state jurisdictions are 2020, 2019 and 2018.

The deferred tax asset and liability are comprised of the following:

	February 28, 2022	February 28, 2021
Deferred tax asset
Allowance for inventory	$69,000	$66,000
Allowance for accounts receivable	12,000	13,000
Accrued expenses and other	160,000	181,000
Deferred tax asset – Long Term	$241,000	$260,000

Deferred tax liability
Building and leasehold depreciation	(169,000)	(206,000)
Deferred tax liability – Long Term	$(169,000)	$(206,000)

NOTE 11: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2022	February 28, 2021

Numerator for basic and diluted earnings per share	$2,542,573	$1,120,642

Denominator for basic earnings per share - weighted average	15,586,404	15,428,411

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	37,081	243,842
Denominator for diluted earnings per share	15,623,485	15,672,253

Basic Earnings Per Share – Weighted Average	$0.16	$0.07

Diluted Earnings Per Share – Weighted Average	$0.16	$0.07

NOTE 12: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	February 28, 2022	February 28, 2021
Asia Pacific (APAC)	5,301,000	4,171,000
Europe, Middle East, Asia (EMEA)	5,255,000	4,287,000
Latin America	1,097,000	1,220,000
	$11,653,000	$9,678,000

During fiscal 2022 and fiscal 2021, sales to foreign customers accounted for approximately $11,653,000 and $9,678,000, or 68% and 65% respectively, of total revenues.

The Company had two customers which accounted for 24% of sales during fiscal 2022. Three customers accounted for 41% of the outstanding accounts receivables at February 28, 2022.

The Company had three customers which accounted for 28% of sales during fiscal 2021. Two customers accounted for 64% of the outstanding accounts receivables at February 28, 2021.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Other than the letter of credit discussed in Notes 3 and 8, the Company did not have any material commitments or contingencies as of February 28, 2022.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2022

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 24, 2022	/s/ Eric Haskell	May 24, 2022
Christopher L. Coccio		Eric Haskell
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 24, 2022	/s/ Dr. Joseph Riemer	May 24, 2022
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 24, 2022	/s/ Philip A. Strasburg	May 24, 2022
Carol O’Donnell		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 24, 2022	/s/ Dr. Donald F. Mowbray	May 24, 2022
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director