Form 10-Q
period 2022-05-31
SONO TEK CORP
filed 2022-07-15
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 14, 2022
Class
Common Stock, par value $.01 per share	15,734,728

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2022	February 28,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$7,675,112	$4,840,558
Marketable securities	3,398,931	5,867,990
Accounts receivable (less allowance of $56,123)	1,486,371	1,092,505
Inventories, net	2,893,196	2,373,242
Prepaid expenses and other current assets	206,885	323,304
Total current assets	15,660,495	14,497,599

Land	250,000	250,000
Buildings, net	1,607,814	1,621,878
Equipment, furnishings and building improvements, net	904,827	939,306
Intangible assets, net	71,249	76,015
Deferred tax asset	255,412	240,736

TOTAL ASSETS	$18,749,797	$17,625,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$983,130	$684,511
Accrued expenses	1,688,372	1,804,028
Customer deposits	1,665,136	1,167,968
Income taxes payable	129,626	58,874
Total current liabilities	4,466,264	3,715,381

Deferred tax liability	167,215	168,840
Total liabilities	4,633,479	3,884,221

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,729,175 and 15,729,175 shares issued and outstanding, respectively	157,292	157,292
Additional paid-in capital	9,379,656	9,310,287
Accumulated earnings	4,579,370	4,273,734
Total stockholders’ equity	14,116,318	13,741,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,749,797	$17,625,534

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2022	2021

Net Sales	$4,051,535	$3,644,468
Cost of Goods Sold	1,944,522	1,820,303
Gross Profit	2,107,013	1,824,165

Operating Expenses
Research and product development costs	516,633	413,816
Marketing and selling expenses	789,862	764,642
General and administrative costs	419,993	302,799
Total Operating Expenses	1,726,488	1,481,257

Operating Income	380,525	342,908

Interest and Dividend Income	7,415	3,360
Net unrealized loss on marketable securities	(11,853)	—
Paycheck Protection Program Loan Forgiveness	—	1,005,372

Income Before Income Taxes	376,087	1,351,640

Income Tax Expense	70,451	84,888

Net Income	$305,636	$1,266,752

Basic Earnings Per Share	$0.02	$0.08

Diluted Earnings Per Share	$0.02	$0.08

Weighted Average Shares - Basic	15,729,175	15,494,421

Weighted Average Shares - Diluted	15,752,424	15,663,772

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2022 AND 2021

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313
Stock based compensation expense			69,369		69,369
Net Income		—		305,636	305,636
Balance, May 31, 2022 (unaudited)	15,729,175	$157,292	$9,379,656	$4,579,370	$14,116,318

Balance, February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682
Stock based compensation expense			21,637		21,637
Cashless exercise of stock options	49,901	499	(499)		—
Net Income				1,266,752	1,266,752
Balance, May 31, 2021 (unaudited)	15,502,557	$155,026	$9,086,132	$2,997,913	$12,239,071

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$305,636	$1,266,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,640	107,553
Stock based compensation expense	69,369	21,637
Inventory reserve	—	31,000
Paycheck Protection Program Loan Forgiveness	—	(1,005,372)
Unrealized loss on marketable securities	11,853	—
Deferred tax expense	(14,676)	1,167
Decrease (Increase) in:
Accounts receivable	(393,866)	589,231
Inventories	(519,955)	(32,114)
Prepaid expenses and other current assets	116,419	42,860
(Decrease) Increase in:
Accounts payable and accrued expenses	182,963	(464,960)
Customer deposits	497,168	80,530
Income taxes payable	69,127	83,721
Net Cash Provided by Operating Activities	431,678	722,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(54,331)	(85,548)
Sale of marketable securities	2,457,207	1,073,112
Net Cash Provided by Investing Activities	2,402,876	987,564

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,834,554	1,709,569

CASH AND CASH EQUIVALENTS
Beginning of period	4,840,558	4,084,078
End of period	$7,675,112	$5,793,647

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Taxes Paid	$16,000	$—

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2022 and 2021

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2022 (“fiscal year 2022”) contained in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on May 24, 2022 . The Company’s current fiscal year ends on February 28, 2023 (“fiscal 2023”).

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2022 and February 28, 2022, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – May 31, 2022	$3,398,931	$—	$—	$3,398,931

Marketable Securities – February 28, 2022	$5,716,338	$151,652	$—	$5,867,990

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $3,398,931 and $5,867,990 as of May 31, 2022 and February 28, 2022, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2022 and February 28, 2022, there were no accruals for uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $195,038 and $192,490 at May 31, 2022 and February 28, 2022, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded in the three months ended May 31, 2022 and May 31, 2021 on the Company’s long-lived assets.

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

New Accounting Pronouncements - In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently in the process of its analysis of the impact of this guidance on its consolidated financial statements and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

Uncertainties  - Since early 2020, when the World Health Organization established the transmissible and pathogenic coronavirus a global pandemic, there have been business slowdowns. The outbreak of such a communicable disease has resulted in a widespread health crisis which has adversely affected general commercial activity and the economies and financial markets of many countries, including the United States. As the outbreak of the disease has continued through fiscal 2022 and into fiscal 2023, the measures taken by the governments of impacted countries have, at times, adversely affected the Company’s business, financial condition, and results of operations. Pandemic related supply shortages and increased energy expenses resulting from the war in Ukraine have recently created worldwide inflationary pressures which may have a material adverse effect on the Company's business, financial condition, and results of operations if such factors continue unabated.

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

At May 31, 2022, the Company had received $1,665,000 in cash deposits, and had issued Letters of Credit in the amount of $21,000 to secure these cash deposits. At May 31, 2022, the Company was utilizing $21,000 of its available credit line to collateralize these letters of credit.

At February 28, 2022, the Company had received $1,168,000 in cash deposits for customer orders. During the three months ended May 31, 2022 the Company recognized $959,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Three Months Ended May 31,
	2022	% of total	2021	% of total
Fluxing Systems	$309,000	8%	$358,000	10%
Integrated Coating Systems	168,000	4%	155,000	4%
Multi-Axis Coating Systems	1,979,000	49%	2,079,000	57%
OEM Systems	554,000	14%	326,000	9%
Spare Parts, Services and Other	1,042,000	25%	726,000	20%
TOTAL	$4,052,000		$3,644,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2022	2022
Raw materials and subassemblies	$1,676,995	$1,439,465
Finished goods	858,885	918,318
Work in process	684,977	343,120
Total	3,220,857	2,700,903
Less: Allowance	(327,661)	(327,661)
Net inventories	$2,893,196	$2,373,242

NOTE 5: STOCK OPTIONS

Stock Options – Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2022, there were 242,659 options outstanding under the 2013 Plan, of which 51,690  are vested.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of May 31, 2022, there were 10,000 options outstanding and vested under the 2003 Plan, under which no additional options may be granted.

NOTE 6: STOCK BASED COMPENSATION

During the three months ended May 31, 2022, the Company granted options to acquire 1,408 shares to employees at an exercise price of $5.80. The options granted to employees vest over three years and expire ten years from the date of issuance. The options granted during the three months ended May 31, 2022 had a grant date fair value of $3.55 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Three Months Ended May 31, 2022
Expected Life	8 years
Risk free interest rate	2.82%
Expected volatility	55.02%
Expected dividend yield	0%

For the three months ended May 31, 2022 and 2021, net income and earnings per share reflect the actual expense for stock-based compensation. The impact of applying ASC 718 approximated $69,000 and $22,000 in compensation expense during the three months ended May 31, 2022 and 2021, respectively.

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2022	2021

Numerator for basic and diluted earnings per share	$305,636	$1,266,752

Denominator for basic earnings per share - weighted average	15,729,175	15,494,421

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	23,249	169,351
Denominator for diluted earnings per share	15,752,424	15,663,772

Basic Earnings Per Share	$0.02	$0.08

Diluted Earnings Per Share	$0.02	$0.08

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 4.00% at May 31, 2022 and 3.25% at February 28, 2022. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of May 31, 2022, $21,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2023. As of May 31, 2022, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,479,000.

NOTE 9: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	May 31, 2022	May 31, 2021
Asia Pacific (APAC)	706,000	1,222,000
Europe, Middle East, Asia (EMEA)	990,000	842,000
Latin America	418,000	352,000
	$2,114,000	$2,416,000

During the three months ended May 31, 2022 and 2021, sales to foreign customers accounted for approximately $2,114,000 and $2,416,000, or 52% and 66% respectively, of total revenues.

The Company had seven customers which accounted for 40% of sales during the first quarter of fiscal 2023. Four customers accounted for 46% of the outstanding accounts receivables at May 31, 2022.

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

We are a global business with approximately 52% of our sales generated from outside the United States and Canada in the first three months of fiscal 2023. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. Over the last few years, we have expanded our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

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

First Quarter Fiscal 2023 Highlights (compared with the first quarter of fiscal 2022 unless otherwise noted) We refer to the three-month periods ended May 31, 2022 and 2021 as the first quarter of fiscal year 2023 and fiscal year 2022, respectively.

•	Net Sales were $4,052,000, an increase of 11%, primarily driven by strength in the medical, alternative energy and emerging R&D markets.
•	Gross Profit increased 16 % to $2,107,000 due to the increase in sales and a favorable product mix.
•	Gross Margin increased 200 basis points to 52.0% primarily due to a favorable product mix.
•	As of May 31, 2022, the Company had $11.1 million in cash, cash equivalents and marketable securities and no outstanding debt.

Results of Operations

Sales:

Product Sales:

	Three Months Ended May 31,				Change
	2022	% of total	2021	% of total	$	%
Fluxing Systems	$309,000	8%	$358,000	10%	(49,000)	(14%	)
Integrated Coating Systems	168,000	4%	155,000	4%	13,000	8%
Multi-Axis Coating Systems	1,979,000	49%	2,079,000	57%	(100,000)	(5%	)
OEM Systems	554,000	14%	326,000	9%	228,000	70%
Spare Parts, Services and Other	1,042,000	25%	726,000	20%	316,000	44%
TOTAL	$4,052,000		$3,644,000		$408,000	11%

Sales growth was driven by increased demand for our OEM systems used in the electronics, medical and alternative energy markets. In addition, a significant customer using Sono-Tek stent coating systems upgraded all of their machines to our latest atomization technology, classified as Other in the table above.

Market Sales:

	Three Months Ended May 31,				Change
	2022	% of total	2021	% of total	$	%
Electronics/Microelectronics	$1,287,000	32%	$2,258,000	62%	(971,000)	(43%	)
Medical	1,675,000	41%	717,000	20%	958,000	133%
Alternative Energy	609,000	15%	432,000	12%	177,000	41%
Emerging R&D and Other	203,000	5%	166,000	4%	37,000	22%
Industrial	278,000	7%	71,000	2%	207,000	292%
TOTAL	$4,052,000		$3,644,000		$408,000	11%

Four  significant customers from the medical device market drove growth of this market by 133% year over year. These medical device coating machine applications ranged from implantable medical textiles, orthodontic devices, glucose monitoring implants, and implantable cardiac devices. The alternative energy market basket recorded 41% year over year growth with continued strong sales to the clean energy sector. The Industrial market basket grew by 292%, positively impacted by the first of seven machines shipped to a customer during the quarter; we plan to ship the remaining six machines in the second half of fiscal year 2023.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2022	2021	$	%
U.S. & Canada	$1,938,000	$1,228,000	$710,000	58%
Asia Pacific (APAC)	706,000	1,222,000	(516,000)	(42%	)
Europe, Middle East, Asia (EMEA)	990,000	842,000	148,000	18%
Latin America	418,000	352,000	66,000	19%
TOTAL	$4,052,000	$3,644,000	$408,000	11%

In the first quarter of fiscal 2023, approximately 52% of sales originated outside of the United States and Canada compared with 66% in the prior year period. The increase in the US and Canada sales was positively impacted by several large US based medical companies, incorporating Sono-Tek equipment in their operations. The future balance of sales by geography will depend upon economic conditions and recovery in each region.

Gross Profit:

	Three Months Ended May 31,		Change
	2022	2021	$	%
Net Sales	$4,052,000	$3,644,000	$408,000	11%
Cost of Goods Sold	1,945,000	1,820,000	125,000	7%
Gross Profit	$2,107,000	$1,824,000	$283,000	16%

Gross Profit %	52.0%	50.0%

Our gross profit increased $283,000, or 16%,  to $2,107,000 for the first quarter of fiscal 2023 compared with $1,824,000 in the prior year period. Our gross profit margin increased 200 basis points to 52.0% in the first quarter of fiscal 2023 compared to 50.0% in the prior year period. The increase in gross profit margin during the quarter is primarily due to a favorable product mix including strong sales of our OEM products which typically generate relatively higher margins. This increase was partially offset by increased Service Department travel and installation costs.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2022	2021	$	%
Research and product development	$516,000	$414,000	$102,000	25%
Marketing and selling	$790,000	$764,000	$26,000	3%
General and administrative	$420,000	$303,000	$117,000	39%
Total Operating Expenses	$1,726,000	$1,481,000	$245,000	16%

Research and Product Development:

As anticipated, research and product development costs increased in the first quarter of fiscal 2023 due to increased salaries and research and development materials and supplies, which are directed at the focused growth initiatives we continue to implement. In the current quarter, some of the increase in research and development costs are a result of our Roll-to-Roll coating initiative.

Marketing and Selling:

Marketing and selling expenses increased in the first quarter of fiscal 2023 due to increased salary, travel and trade show expenses. These increases were partially offset by a decrease in international commission expense.

General and Administrative:

In the first quarter of fiscal 2023, we experienced increases in professional fees, stock-based compensation expense, and corporate expenses. The increase in stock-based compensation expense in the first quarter of fiscal 2023 is due to option awards that were issued in the prior fiscal year. Option awards are expensed over three years based on vesting. The increase in professional fees and corporate expenses are a result of our listing on the Nasdaq Capital Market in August 2021.

Operating Income:

Operating income increased to $381,000  in the first quarter of fiscal 2023 compared with $343,000 for the prior year period, an increase of $38,000 . The increase in operating income is a result of our gross profit increasing by $283,000, offset by an increase in our operating expenses of $245,000.

Interest and Dividend Income:

Interest and dividend income increased $4,000 to $7,000 in the first quarter of fiscal 2023 as compared with $3,000 for the first quarter of fiscal 2022. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2022, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $70,000 for the first quarter of fiscal 2023 compared with $85,000 for the first quarter of fiscal 2022. The decrease in income tax expense is due to the application of available research and development tax credits in the quarter partially offset by an increase in permanent timing differences.

Paycheck Protection Program Loan Forgiveness:

In fiscal year 2021, the Company obtained a loan under the Paycheck Protection Program (“PPP”) in the amount of $1,001,640. In the first quarter of fiscal 2022, the Company received notice from the SBA that the loan was forgiven in full and recorded a gain on forgiveness of $1,005,372, which is recorded on the condensed consolidated statements of income.

The gain on the forgiveness of the PPP Loan is a non-taxable event.

Net Income:

Net income decreased by $961,000 to $306,000 in the first quarter of fiscal 2023 compared to $1,267,000 in the prior year period. The decrease in net income is a result of an increase in operating income offset by the PPP Loan forgiveness recorded in the prior year.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $412,000 to $11,194,000 at May 31, 2022 from $10,782,000 at February 28, 2022. The increase in working capital was primarily the result of the current period's net income and noncash charges partially offset by purchases of equipment.

Our inventories increased $520,000 to $2,893,000 at May 31, 2022 from $2,373,000 at February 28, 2022. The increase in our inventories is due to increased raw material inventory and work in process inventory.  Historically, our purchasing was on an as needed basis. Due to remaining effects of the COVID-19 outbreak, we have increased our raw material inventories for items that may have a longer than usual delivery time to protect ourselves against supply chain issues. Our increased work in process inventory is due to customer orders that are being completed.

Our accounts receivable increased $394,000 to $1,486,000 at May 31, 2022 from $1,092,000 at February 28, 2022. The increase in our accounts receivable is due to a large number of sales occurring in the last month of the quarter. Customers are generally within our receivable benchmarks.

Our customer deposits increased $497,000 to $1,665,000 at May 31, 2022 from $1,168,000 at February 28, 2022. The increase in customer deposits is the result of the receipt of new orders. Customer deposits are primarily used to fund the acquisition of materials for a customer’s order.

We aggregate cash, cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2022 and February 28, 2022, our working capital included:

	May 31, 2022	February 28, 2022	Cash Increase
Cash and cash equivalents	$7,675,000	$4,841,000	$2,834,000
Marketable securities	3,399,000	5,868,000	(2,469,000)
Total	$11,074,000	$10,709,000	$365,000

The following table summarizes the accounts and the major reasons for the $365,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$483,000	To reconcile increase in cash.
Accounts receivable increase	(394,000)	Timing of cash receipts.
Inventories increase	(520,000)	Required to support backlog and supply chain.
Customer deposits increase	497,000	Received for new orders.
Accounts payable and accrued expenses increase	183,000	Timing of disbursements.
Prepaid and Other Assets decrease	116,000	Decreased prepaid expenses.
Net increase in Cash	$365,000

Stockholders’ Equity – Stockholder’s Equity increased $375,000 from $13,741,000 at February 28, 2022 to $14,116,000 at May 31, 2022. The increase is a result of the current period’s net income of $306,000 and $69,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $432,000 of cash in our operating activities in the first quarter of fiscal 2023 compared to $722,000 of cash in the first quarter of fiscal 2022, a decrease of $290,000. The decrease was mostly the result of increases in accounts receivable and inventories partially offset by increases in accounts payable and accrued expenses and customer deposits.

Investing Activities – For the first quarter of fiscal 2023, our investing activities generated $2,403,000 of cash compared with $988,000 for the first quarter of fiscal 2022. For the first quarters of fiscal 2023 and 2022, we used $54,000 and $86,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first quarters of fiscal 2023 and 2022, our marketable securities provided $2,457,000 and $1,073,000, respectively, of cash.

Net Increase in Cash and Cash Equivalents – In the first quarter of fiscal 2023, our cash balance increased by $2,834,000 as compared to an increase of $1,709,000  in the first quarter of 2022. In the first quarter of fiscal 2023, our operating activities generated $432,000 of cash and our marketable securities generated $2,457,000 of cash. In addition, we used $54,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

Backlog – Our backlog decreased $1,100,000 to $4 ,230,000 at May 31, 2022 from $5 ,325,000 at February 28, 2022. In the current quarter, we shipped $2,226,000 of orders that were included in backlog at February 28, 2022.  Orders can be highly variable from quarter to quarter resulting in large fluctuations in backlog, as product shipments are more systematically managed for both customer timing requirements and staffing management.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2022.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2022 and May 31, 2021, there were no uncertain tax provisions.

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

Although the Company's assets included $7,675,000 in cash and $3,399,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2022. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2022

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer