Form 10-Q
period 2022-08-31
SONO TEK CORP
filed 2022-10-17
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 14, 2022
Class
Common Stock, par value $.01 per share	15,737,501

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2022	February 28,
	(Unaudited)	2022
ASSETS

Current Assets:
Cash and cash equivalents	$4,309,057	$4,840,558
Marketable securities	6,347,854	5,867,990
Accounts receivable (less allowance of $56,123)	1,977,510	1,092,505
Inventories, net	2,773,834	2,373,242
Prepaid expenses and other current assets	261,753	323,304
Total current assets	15,670,008	14,497,599

Land	250,000	250,000
Buildings, net	1,593,751	1,621,878
Equipment, furnishings and building improvements, net	986,335	939,306
Intangible assets, net	66,583	76,015
Deferred tax asset	229,679	240,736

TOTAL ASSETS	$18,796,356	$17,625,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$967,963	$684,511
Accrued expenses	1,499,963	1,804,028
Customer deposits	1,778,752	1,167,968
Income taxes payable	62,576	58,874
Total current liabilities	4,309,254	3,715,381

Deferred tax liability	165,629	168,840
Total liabilities	4,474,883	3,884,221

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,734,728 and 15,729,175 shares issued and outstanding, respectively	157,348	157,292
Additional paid-in capital	9,422,632	9,310,287
Accumulated earnings	4,741,493	4,273,734
Total stockholders’ equity	14,321,473	13,741,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,796,356	$17,625,534

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2022	2021	2022	2021

Net Sales	$7,814,864	$7,714,935	$3,763,329	$4,070,467
Cost of Goods Sold	3,812,238	3,816,771	1,867,716	1,996,468
Gross Profit	4,002,626	3,898,164	1,895,613	2,073,999

Operating Expenses
Research and product development costs	1,023,123	826,213	506,490	412,397
Marketing and selling expenses	1,566,720	1,504,245	776,858	739,603
General and administrative costs	854,680	776,222	434,687	473,423
Total Operating Expenses	3,444,523	3,106,680	1,718,035	1,625,423

Operating Income	558,103	791,484	177,578	448,576

Interest and Dividend Income	25,922	11,000	18,507	7,640
Net unrealized loss on marketable securities	(31,025)	—	(19,172)	—
Paycheck Protection Program Loan Forgiveness	—	1,005,372	—	—

Income Before Income Taxes	553,000	1,807,856	176,913	456,216

Income Tax Expense	85,241	197,280	14,790	112,392

Net Income	$467,759	$1,610,576	$162,123	$343,824

Basic Earnings Per Share	$0.03	$0.10	$0.01	$0.02

Diluted Earnings Per Share	$0.03	$0.10	$0.01	$0.02

Weighted Average Shares - Basic	15,730,862	15,500,952	15,732,550	15,507,484

Weighted Average Shares - Diluted	15,770,544	15,613,930	15,775,156	15,602,359

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended August 31, 2022

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313
Stock based compensation expense			69,369		69,369
Net Income		-		305,636	305,636
Balance, May 31, 2022 (Unaudited)	15,729,175	$157,292	$9,379,656	$4,579,370	$14,116,318
Stock based compensation expense			43,032		43,032
Cashless exercise of stock options	5,553	56	(56)		—
Net Income				162,123	162,123
Balance, August 31, 2022 (Unaudited)	15,734,728	$157,348	$9,422,632	$4,741,493	$14,321,473

Three and Six Months Ended August 31, 2021

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682
Stock based compensation expense			21,637		21,637
Cashless exercise of stock options	49,901	499	(499)		—
Net Income				1,266,752	1,266,752
Balance, May 31, 2021 (Unaudited)	15,502,557	$155,026	$9,086,132	$2,997,913	$12,239,071
Stock based compensation expense			19,080		19,080
Cashless exercise of stock options	28,728	287	(287)		—
Net Income				343,824	343,824
Balance, August 31, 2021 (Unaudited)	15,531,285	$155,313	$9,104,925	$3,341,737	$12,601,975

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$467,759	$1,610,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,771	224,233
Stock based compensation expense	112,401	40,717
Inventory reserve	(10,854)	(24,919)
Paycheck Protection Program Loan Forgiveness	—	(1,005,372)
Unrealized loss on marketable securities	31,025	—
Deferred tax expense	7,846	1,167
Decrease (Increase) in:
Accounts receivable	(885,005)	275,468
Inventories	(389,738)	(287,830)
Prepaid expenses and other current assets	61,551	27,101
(Decrease) Increase in:
Accounts payable and accrued expenses	(20,613)	(563,094)
Customer deposits	610,784	750,243
Income taxes payable	3,702	148,622
Net Cash Provided by Operating Activities	223,629	1,196,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(244,237)	(147,230)
(Purchase) Sale of marketable securities - net	(510,893)	1,009,346
Net Cash (Used in) Provided by Investing Activities	(755,130)	862,116

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(531,501)	2,059,028

CASH AND CASH EQUIVALENTS
Beginning of period	4,840,558	4,084,078
End of period	$4,309,057	$6,143,106

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$158,693	$47,488

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2022 and 2021

NOTE 1: BUSINESS DESCRIPTION

Sono-Tek Corporation (the “Company”, “Sono-Tek”, “We” or “Our”) was incorporated in New York on March 21, 1975. We are the world leader in the design and manufacture of ultrasonic coating systems for applying precise, thin film coatings to add functional properties, protect or strengthen surfaces on parts and components for the microelectronics/electronics, alternative energy, medical, industrial and emerging research & development and other markets. We design and manufacture custom-engineered ultrasonic coating systems incorporating our patented technology, in combination with strong applications engineering knowledge, to assist our customers in achieving their desired coating solutions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2022 (“fiscal year 2022”) contained in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on May 24, 2022. The Company’s current fiscal year ends on February 28, 2023 (“fiscal 2023”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable, net - In the normal course of business, the Company extends credit to customers. Accounts receivable, less the allowance for doubtful accounts, reflect the net realizable value of receivables and approximate fair value. The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable balances are reviewed for collectability on an individual basis.

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

Level 1 — Assets with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2022 and February 28, 2022, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – August 31, 2022	$6,196,030	$151,824	$—	$6,347,854

Marketable Securities – February 28, 2022	$5,716,338	$151,652	$—	$5,867,990

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $6,347,854 and $5,867,990 as of August 31, 2022 and February 28, 2022, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2022 and February 28, 2022, there were no accruals for uncertain tax positions.

Intangible Assets - Consists of costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents. The accumulated amortization of patents is $197,585 and $192,490 at August 31, 2022 and February 28, 2022, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded in the three and six months ended August 31, 2022 and August 31, 2021 on the Company’s long-lived assets.

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

Other than Accounting Standards Update ASU 2016-13 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

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

At August 31, 2022, the Company had received $1,779,000 in cash deposits, and had issued Letters of Credit in the amount of $5,000 to secure these cash deposits.

At February 28, 2022, the Company had received $1,168,000 in cash deposits for customer orders. During the six months ended August 31, 2022 the Company recognized $1,103,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended August 31,				Six Months Ended August 31,
	2022	% of total	2021	% of total	2022	% of total	2021	% of total
Fluxing Systems	$399,000	11%	$117,000	3%	$707,000	9%	$476,000	6%
Integrated Coating Systems	425,000	11%	565,000	14%	594,000	8%	720,000	9%
Multi-Axis Coating Systems	1,491,000	40%	1,891,000	46%	3,470,000	44%	3,970,000	52%
OEM Systems	762,000	20%	845,000	21%	1,316,000	17%	1,171,000	15%
Other	686,000	18%	652,000	16%	1,728,000	22%	1,378,000	18%
TOTAL	$3,763,000		$4,070,000		$7,815,000		$7,715,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2022	2022
Raw materials and subassemblies	$1,560,366	$1,439,465
Finished goods	872,011	918,318
Work in process	658,264	343,120
Total	3,090,641	2,700,903
Less: Allowance	(316,807)	(327,661)
Net inventories	$2,773,834	$2,373,242

NOTE 5: STOCK OPTIONS

Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2022, there were 230,215 options outstanding under the 2013 Plan, of which 82,305 are vested.

Under the 2003 Stock Incentive Plan, as amended ("2003 Plan"), until May 2013, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 1,500,000 shares of the Company's common stock. As of August 31, 2022, there were 5,000 options outstanding and vested under the 2003 Plan, under which no additional options may be granted.

During the three and six months ended August 31, 2022, 7,250 options were exercised on a net cashless basis, which resulted in 5,553 shares of common stock being issued.

NOTE 6: STOCK BASED COMPENSATION

The Company accounts for stock based compensation under ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the six months ended August 31, 2022, the Company granted options to acquire 2,972 shares to employees exercisable at prices ranging from $5.50 to $5.80 and options to acquire 16,500 shares to non-employee members of the board of directors with an exercise price of $5.50. The options granted to employees and directors vest over three years and expire in ten years. The options granted during the first six months of fiscal 2023 had a combined weighted average grant date fair value of $3.04 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2022
Expected Life	5 - 8 years
Risk free interest rate	2.82% - 3.02%
Expected volatility	55.02% - 61.42%
Expected dividend yield	0%

Total compensation related to non-vested options not yet recognized as of August 31, 2022 was $322,000 and will be recognized over the next three years based on vesting date.

For the three and six months ended August 31, 2022 and 2021, net income and earnings per share reflect the actual deduction for stock-based compensation expense. For the three months ended August 31, 2022 and 2021, the Company recognized approximately $43,000 and $19,000 of stock based compensation, respectively. For the six months ended August 31, 2022, the Company recognized approximately $112,000 and $41,000 of stock based compensation, respectively. Stock based compensation is included in general and administrative expenses on the unaudited consolidated statements of income.

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended August 31,		Three Months Ended August 31,
	2022	2021	2022	2021

Numerator for basic and diluted earnings per share	$467,759	$1,610,576	$162,123	$343,824

Denominator for basic earnings per share – weighted average	15,730,862	15,500,952	15,732,550	15,507,484

Effects of dilutive securities
Stock options for employees, directors and outside consultants	39,682	112,978	42,606	94,875

Denominator for diluted earnings per share	15,770,544	15,613,930	15,775,156	15,602,359

Basic Earnings Per Share	$0.03	$0.10	$0.01	$0.02
Diluted Earnings Per Share	$0.03	$0.10	$0.01	$0.02

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 5.50% at August 31, 2022 and 3.25% at February 28, 2022. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of August 31, 2022, $5,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2023. As of August 31, 2022, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,495,000.

NOTE 9: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2022	2021	2022	2021

Asia Pacific (APAC)	$1,533,000	$2,853,000	$827,000	$1,631,000
Europe, Middle East, Asia (EMEA)	1,826,000	1,436,000	836,000	593,000
Latin America	865,000	645,000	447,000	293,000
	$4,224,000	$4,934,000	$2,110,000	$2,517,000

During first half of fiscal 2023 and fiscal 2022, sales to foreign customers accounted for approximately $4,224,000 and $4,934,000, or 54% and 64% respectively, of total revenues.

During second quarter of fiscal 2023 and fiscal 2022, sales to foreign customers accounted for approximately $2,110,000 and $2,517,000, or 56% and 62% respectively, of total revenues.

The Company had three customers which accounted for 17% of sales during the first half of fiscal 2023. The Company had four customers which accounted for 24% of sales during the second quarter of fiscal 2023. Five customers accounted for 40% of the outstanding accounts receivables at August 31, 2022.

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary pressures; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; the recovery of the Electronics/ Microelectronics and Medical markets following COVID-19 related slowdowns; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

We are a global business with approximately 54% of our sales generated from outside the United States and Canada in the first six months of fiscal 2022. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs. Providing customers that visit our labs with a high level of application engineering expertise to develop their unique coating processes is an area of focus in our sales efforts, as we continually expand Sono-Tek’s services to best support the needs of our customers.

Over the last decade, we have shifted our business from primarily selling our ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems to original equipment manufacturers (“OEMs”). This strategy has resulted in significant growth of our average unit selling price; with our larger machines often selling for over $300,000 and system prices sometimes reaching over $1,000,000. As a result of this transition, we have broadened our addressable market and we believe that we can grow sales on a larger scale. We expect that we will experience wide variations in both order flow and shipments from quarter to quarter in part due to the increase of larger orders in the Company’s sales mix.

Second Quarter Fiscal 2023 Highlights (compared with the second quarter of fiscal 2022 unless otherwise noted) We refer to the three-month periods ended August 31, 2022 and 2021 as the second quarter of fiscal 2023 and fiscal 2022, respectively.

•	Supply chain demand issues resulted in delayed shipments for a number of orders in the second quarter of fiscal 2023, many of which are now scheduled for shipment in the third quarter of fiscal 2023 including three large system orders totaling $319,000. As a consequence of these delayed shipments, net sales were $3,763,000, a decrease of $307,000 or 8%. We currently anticipate supply chain demand issues will continue to impact revenue through the third quarter of fiscal 2023, resulting in an increase of shipments in the fourth quarter of fiscal 2023.
•	Gross Profit decreased 9% to $1,896,000 due to lower sales and product mix.
•	Gross Margin decreased 60 basis points to 50.4% due to product mix.
•	Operating income decreased by $271,000 to $178,000 due to the decrease in gross profit combined with increases in operating expenses. Operating expenses increased in part due to inflationary salary increases in conjunction with the competitive landscape to attract and retain talent.
•	Income before taxes decreased by $279,000 to $177,000.
•	Backlog on August 31, 2022 was $5,049,000, an increase of 19% compared with backlog of $4,230,000 on May 31, 2022 (the end of the first quarter of fiscal 2023), and decreased 5% compared to backlog of $5,325,000 on February 28, 2022. The quarter over quarter increase in backlog was impacted by growing order activity from the clean energy sector, of which several of these systems were unable to ship in the second quarter of fiscal 2023 due to supply chain challenges.
•	The Industrial Market grew by 77% driven by a $177,000 order from the food packaging industry which incorporated our first roll-to-roll coating system.

First Half Fiscal 2023 Highlights (compared with the first half of fiscal 2022 unless otherwise noted) We refer to the six-month periods ended August 31, 2022 and 2021 as the first half of fiscal 2023 and fiscal 2022, respectively.

•	Net Sales were $7,815,000, an increase of $100,000 or 1%, primarily due to by strong sales of medical coating systems and industrial coating machinery.
•	Gross Profit increased 3% to $4,003,000 and was positively impacted by strong OEM system sales which have the highest profit margins of all Sono-Tek product lines.
•	Gross Margin expanded 70 basis points to 51.2% primarily due to product mix and lower than expected warranty and installation costs.
•	Operating Income decreased by $233,000 to $558,000 due to increases in operating expenses.
•	Income before taxes decreased by $250,000 to $553,000, excluding the benefit from PPP loan forgiveness of $1.0 million in the first half of fiscal year 2022.
•	As of August 31, 2022, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $10.7 million.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2022	2021	$	%	2022	2021	$	%
Fluxing Systems	$399,000	$117,000	282,000	241%	$707,000	$476,000	231,000	49%
Integrated Coating Systems	425,000	565,000	(140,000)	(25%)	594,000	720,000	(126,000)	(18%)
Multi-Axis Coating Systems	1,491,000	1,891,000	(400,000)	(21%)	3,470,000	3,970,000	(500,000)	(13%)
OEM Systems	762,000	845,000	(83,000)	(10%)	1,316,000	1,171,000	145,000	12%
Other	686,000	652,000	34,000	5%	1,728,000	1,378,000	350,000	25%
TOTAL	$3,763,000	$4,070,000	(307,000)	(8%)	$7,815,000	$7,715,000	100,000	1%

Total Sales increased by 1% year over year for the first half of fiscal 2023, while decreasing in the second quarter of fiscal 2023 due to delayed shipments resulting from supply chain demand challenges. Strong growth of Fluxing System sales was positively impacted by the introduction of our newly launched SelectFlux X2 product to several large PCB contract manufacturers, resulting in 241% year over year growth in the second quarter of fiscal 2023, and 49% growth for the first half of fiscal 2023. OEM system sales dipped by 10% in the second quarter of fiscal 2023, but remained strong overall for the first half of fiscal 2023, growing by 12%, led by several significant shipments to our OEM partners in Europe. Multi-axis coating systems sales decreased by 21% and 13% respectively for the second quarter of fiscal 2023 and the first half of fiscal 2023 as a result of delayed shipments due to supply chain demand.

Market Sales

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2022	2021	$	%	2022	2021	$	%
Electronics/Microelectronics	$1,723,000	$1,448,000	275,000	19%	$3,010,000	$3,707,000	(697,000)	(19%)
Medical	798,000	1,097,000	(299,000)	(27%)	2,473,000	1,814,000	659,000	36%
Alternative Energy	697,000	957,000	(260,000)	(27%)	1,306,000	1,389,000	(83,000)	(6%)
Emerging R&D and Other	17,000	269,000	(252,000)	(94%)	220,000	435,000	(215,000)	(49%)
Industrial	528,000	299,000	229,000	77%	806,000	370,000	436,000	118%
TOTAL	$3,763,000	$4,070,000	(307,000)	(8%)	$7,815,000	$7,715,000	100,000	1%

Sales to the industrial market recorded growth of 77% in the second quarter of fiscal 2023, and 118% for the first half of fiscal 2023, which were positively impacted by Sono-Tek’s first roll-to-roll system that shipped into the food packaging industry, and the first of seven coating machines valued at $216,000 each, that shipped to an industrial manufacturing company. The remaining six machines are scheduled to ship in the second half of fiscal 2023.

Revenue in the medical sector decreased by 27% in the second quarter of fiscal 2023 and increased by 36% in the first half of fiscal 2023. The increase in the first half of fiscal 2023 resulted from several large US based medical companies incorporating Sono-Tek coating equipment into their operations. The alternative energy market decreased by 27% and 6% respectively for the second quarter of fiscal 2023 and the first half of fiscal 2023, but based on our existing backlog and forecast, we expect growth in this market segment to rebound for the full fiscal year.

Geographic Sales

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2022	2021	$	%	2022	2021	$	%
U.S. & Canada	$1,653,000	$1,553,000	100,000	6%	$3,591,000	$2,781,000	810,000	29%
Asia Pacific (APAC)	827,000	1,631,000	(804,000)	(49%)	1,533,000	2,853,000	(1,320,000)	(46%)
Europe, Middle East, Asia (EMEA)	836,000	593,000	243,000	41%	1,826,000	1,436,000	390,000	27%
Latin America	447,000	293,000	154,000	53%	865,000	645,000	220,000	34%
TOTAL	$3,763,000	$4,070,000	(307,000)	(8%)	$7,815,000	$7,715,000	100,000	1%

In the first half of fiscal 2023, approximately 54% of sales originated outside of the United States and Canada compared with 64% in the first half of fiscal 2022.

In the second quarter of fiscal 2023, approximately 56% of sales originated outside of the United States and Canada compared with 62% in the second quarter of fiscal 2022.

We had strong sales growth from the US, EMEA and Latin America in both the second quarter of fiscal 2023 and the first half of fiscal 2023.

A significant dip in APAC sales was primarily impacted by decreased shipments to China due to COVID-19 related lockdowns and delays with order placement, resulting in a 49% and 46% decrease in APAC revenue for the second quarter of fiscal 2023 and the first half of fiscal 2023, respectively.

We continue to adapt and refocus our sales efforts to those countries that are operational during COVID-19 peaks and dips. This strategy has been helpful in softening the impact of the pandemic on our operations.

Gross Profit:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2022	2021	$	%	2022	2021	$	%
Net Sales	$3,763,000	$4,070,000	(307,000)	(8%)	$7,815,000	$7,715,000	100,000	1%
Cost of Goods Sold	1,867,000	1,996,000	(129,000)	(6%)	3,812,000	3,817,000	(5,000)	0%
Gross Profit	$1,896,000	$2,074,000	(178,000)	(9%)	$4,003,000	$3,898,000	105,000	3%

Gross Profit %	50.4%	51.0%			51.2%	50.5%

For the second quarter of fiscal 2023, gross profit decreased by $178,000, or 9%, compared with the second quarter of fiscal 2022. The gross profit margin was 50.4% compared with 51.0% for the prior year period. The decrease in the gross profit margin is due to decreased sales of nozzles and medicoat units which traditionally have a higher profit margin compared to our other product lines.

Gross profit increased by $105,000, or 3%, to $4,003,000 for the first half of fiscal 2023 compared with $3,898,000 in the first half of fiscal 2022. The gross profit margin was 51.2% compared with 50.5% for the prior year period. The improvement in the gross profit margin is due to a favorable product mix with increased OEM sales, and strong sales to the medical industry which can typically realize higher prices for our full system coating solutions.

Operating Expenses:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2022	2021	$	%	2022	2021	$	%
Research and product development	$506,000	$412,000	94,000	23%	$1,023,000	$827,000	196,000	24%
Marketing and selling	777,000	740,000	37,000	5%	1,567,000	1,504,000	63,000	4%
General and administrative	435,000	473,000	(38,000)	(8%)	855,000	776,000	79,000	10%
Total Operating Expenses	$1,718,000	$1,625,000	93,000	6%	$3,445,000	$3,107,000	338,000	11%

Research and Product Development:

Research and product development costs increased in the second quarter of fiscal 2023 due to increased salaries and research and development materials and supplies, which are used in the focused growth initiatives we continue to implement. In the second quarter of fiscal 2022, some of our personnel, previously assigned to research and development projects, were assigned to specific customer sales orders and the associated costs were recorded in inventory, as incurred.

Marketing and Selling:

Marketing and selling expenses increased in the second quarter of fiscal 2023 due to increased travel and trade show expenses. The increased travel and trade show expenses are a result of the global lifting of COVID-19 restrictions. We believe that these expenses will level out over time and return to prior COVID-19 amounts. These increased travel and trade show amounts were partially offset by decreased salaries and commission expenses.

Marketing and selling costs increased in the first half of fiscal 2023 due to increased travel and trade show expenses. These increases were partially offset by a decrease in salaries and commission expense ..

General and Administrative:

In the second quarter of fiscal 2022, we expensed $88,000 in non-recurring application and entry fees related to the listing of our stock on the Nasdaq Capital Market. In the second quarter of fiscal 2023, we experienced decreases in professional fees and corporate expenses primarily resulting from the absence of the Nasdaq related expense but partially offset by an increase in salaries and stock based compensation expense. The increase in stock-based compensation expense in the first half of fiscal 2023 is due to option awards that were issued in the prior fiscal year. Option awards are expensed over three years based on vesting.

Operating Income:

In the second quarter of fiscal 2023, operating income decreased by $271,000, to $178,000 compared with $449,000 for the second quarter of fiscal 2022. Operating margin for the quarter decreased to 5% compared with 11% in the prior year period. In the second quarter of fiscal 2023, decreases in revenue and gross profit combined with increases in operating expenses were key factors in the decrease of operating income.

In the first half of fiscal 2023, operating income decreased by $233,000, to $558,000 compared with $791,000 for the first half of fiscal 2022. Operating margin for the first half of fiscal 2023 decreased to 7% compared with 10% in the first half of fiscal 2022. In the first half of fiscal 2023, increases in operating expenses partially offset by increased gross profit were key factors in the decrease of operating income.

Interest and Dividend Income:

Interest and dividend income increased by $11,000 to $19,000 in the second quarter of fiscal 2023 as compared with $8,000 for the second quarter of fiscal 2022. In the first half of fiscal 2023 interest and dividend income increased by $15,000 to $26,000 as compared with $11,000 for the first half of fiscal 2022. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At August 31, 2022, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $15,000 for the second quarter of fiscal 2023 compared with $112,000 for the second quarter of fiscal 2022. For the first half of fiscal 2023, we recorded income tax expense of $85,000 compared with $197,000 for the first half of fiscal 2022.

The decrease in income tax expense in the second quarter and first half of fiscal 2023 is due to the decrease in income before income taxes combined with the application of available research and development tax credits partially offset by an increase in permanent timing differences.

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

Net Income:

Net income decreased by $182,000 to $162,000 for the second quarter of fiscal 2023 compared with $344,000 for the second quarter of fiscal 2022. The decrease in net income during the second quarter is primarily a result of a decrease in operating income combined with a decrease in income tax expense.

Net income decreased by $1,143,000 to $468,000 for the first half of fiscal 2023 compared with $1,611,000 for the first half of fiscal 2022. The decrease in net income in the first half of fiscal 2023 is a result of a decrease in operating income and income tax expense combined with the PPP Loan forgiveness recorded in the prior year.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $579,000 to $11,361,000 at August 31, 2022 from $10,782,000 at February 28, 2022. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2022 and February 28, 2022, our working capital included:

	August 31, 2022	February 28, 2022	Cash Increase (Decrease)
Cash and cash equivalents	$4,309,000	$4,841,000	$(532,000)
Marketable securities	6,348,000	5,868,000	480,000
Total	$10,657,000	$10,709,000	$(52,000)

The following table summarizes the accounts and the major reasons for the $52,000 decrease in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$804,000
Accounts receivable increase	(885,000)	Timing of cash receipts, based upon sales terms.
Inventories increase	(390,000)	Required to support backlog and additional inventory purchases.
Equipment purchases	(244,000)	Equipment and facilities upgrade.
Customer deposits increase	611,000	Received for new orders.
Accounts payable and accrued expenses decrease	(21,000)	Timing of disbursements.
Prepaid and Other Assets decrease	62,000	Decreased prepaid expenses.
Other	11,000	Timing of disbursements.
Net decrease in cash	$(52,000)

Stockholders’ Equity – Stockholders’ Equity increased $580,000 from $13,741,000 at February 28, 2022 to $14,321,000 at August 31, 2022. The increase is a result of the current period’s net income of $468,000 and $112,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $224,000 of cash in our operating activities in the first half of fiscal 2023 compared to $1,197,000 of cash in the first half of fiscal 2022, a decrease of $973,000. The decrease was mostly the result of increases in accounts receivable and inventories offset by an increase in customer deposits.

Investing Activities – We used $755,000 in the first half of fiscal 2023 in our investing activities compared with cash generated of $862,000 in the first half of fiscal 2022. For the first halves of fiscal years 2023 and 2022, we used $244,000 and $147,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first half of 2023, we invested $511,000 in our marketable securities compared with $1,009,000 provided by our marketable securities in the first half of fiscal 2022.

Net Changes in Cash and Cash Equivalents – In the first half of fiscal 2023, our cash balance decreased by $532,000 as compared to an increase of $2,059,000 in the first half of 2022. In the first half of fiscal 2023, our operating activities generated $224,000 of cash. In addition, we invested $511,000 in marketable securities and used $244,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

Backlog – Our backlog decreased $276,000 to $5,049,000 at August 31, 2022 from $5,325,000 at February 28, 2022. The reduction in backlog is due to shipments during the first half of fiscal 2023 that were included in backlog at February 28, 2022 and weaker demand for our products during the three months ended August 31, 2022. Orders can be highly variable from quarter to quarter resulting in large fluctuations in backlog, as product shipments are more systematically managed for both customer timing requirements and staffing management.

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

Although the Company's assets included $4,309,000 in cash and $6,348,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

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

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

None

Item 6.       Exhibits and Reports

31.1 – 31.2– Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 – The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104 – Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 17, 2022

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer