Form 10-Q/A
period 2022-08-31
SONO TEK CORP
filed 2023-01-17
CIK 806172

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

Explanatory Note

Sono-Tek Corporation (the "Registrant") is filing this Amendment No. 1 (the “Amendment”) to its Form 10-Q for the quarter ended August 31, 2022, as originally filed with the U.S. Securities and Exchange Commission on October 17, 2022 (Accession Number 0001171520-22-000498) (the “Original Filing”), for the sole purpose of filing Interactive Data Files for Exhibits 101 and 104 which were inadvertently omitted from the Original Filing.

In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment also includes new certifications by the Registrant’s Principal Executive Officer and Principal Financial Officer dated as of the date of this Amendment.

Except for the correction of the error described above and the inclusion of new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, this Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Registrant’s other filings with the SEC.

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

Dated: January 17, 2023

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer