Form 10-Q
period 2022-11-30
SONO TEK CORP
filed 2023-01-17
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 13, 2023
Class
Common Stock, par value $.01 per share	15,742,074

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 4

Condensed Consolidated Balance Sheets – November 30, 2022 (Unaudited) and February 28, 2022	1

Condensed Consolidated Statements of Income – Nine and Three Months Ended November 30, 2022 and 2021 (Unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity – Nine and Three Months Ended November 30, 2022 and 2021 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2022 and 2021 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	12 –19

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	20

Item 4 – Controls and Procedures	20

Part II - Other Information	21

Signatures and Certifications	22

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,
	2022	February 28,
	(Unaudited)	2022
ASSETS

Current Assets:
Cash and cash equivalents	$3,176,037	$4,840,558
Marketable securities	8,073,293	5,867,990
Accounts receivable (less allowance of $56,123)	1,441,196	1,092,505
Inventories	3,260,411	2,373,242
Prepaid expenses and other current assets	150,631	323,304
Total current assets	16,101,568	14,497,599

Land	250,000	250,000
Buildings, net	1,579,688	1,621,878
Equipment, furnishings and building improvements, net	1,042,927	939,306
Intangible assets, net	61,867	76,015
Deferred tax asset	447,894	240,736

TOTAL ASSETS	$19,483,944	$17,625,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,152,679	$684,511
Accrued expenses	1,693,311	1,804,028
Customer deposits	1,748,648	1,167,968
Income taxes payable	204,361	58,874
Total current liabilities	4,798,999	3,715,381

Deferred tax liability	197,716	168,840
Total liabilities	4,996,715	3,884,221

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,742,073 and 15,729,175 shares issued and outstanding, respectively	157,421	157,292
Additional paid-in capital	9,483,417	9,310,287
Accumulated earnings	4,846,391	4,273,734
Total stockholders’ equity	14,487,229	13,741,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,483,944	$17,625,534

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2022	2021	2022	2021

Net Sales	$11,401,029	$12,134,336	$3,586,165	$4,419,401
Cost of Goods Sold	5,574,035	6,077,645	1,761,797	2,260,874
Gross Profit	5,826,994	6,056,691	1,824,368	2,158,527

Operating Expenses
Research and product development costs	1,543,310	1,243,513	520,187	417,300
Marketing and selling expenses	2,359,430	2,349,607	792,710	845,362
General and administrative costs	1,262,670	1,181,502	407,990	405,280
Total Operating Expenses	5,165,410	4,774,622	1,720,887	1,667,942

Operating Income	661,584	1,282,069	103,481	490,585

Interest and Dividend Income	64,725	13,367	38,803	2,367
Net unrealized loss on marketable securities	(40,256)	—	(9,231)	—
Paycheck Protection Program Loan Forgiveness	—	1,005,372	—	—

Income Before Income Taxes	686,053	2,300,808	133,053	492,952

Income Tax Expense	113,396	314,063	28,155	116,783

Net Income	$572,657	$1,986,745	$104,898	$376,169

Basic Earnings Per Share	$0.04	$0.13	$0.01	$0.02

Diluted Earnings Per Share	$0.04	$0.13	$0.01	$0.02

Weighted Average Shares - Basic	15,733,284	15,541,247	15,738,180	15,622,721

Weighted Average Shares - Diluted	15,764,351	15,572,424	15,773,370	15,654,936

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended November 30, 2022

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313
Stock based compensation expense			69,369		69,369
Net Income				305,636	305,636
Balance, May 31, 2022 (unaudited)	15,729,175	$157,292	$9,379,656	$4,579,370	$14,116,318
Stock based compensation expense			43,032		43,032
Cashless exercise of stock options	5,553	56	(56)		—
Net Income				162,123	162,123
Balance, August 31, 2022 (unaudited)	15,734,728	$157,348	$9,422,632	$4,741,493	$14,321,473
Stock based compensation expense			60,858		60,858
Cashless exercise of stock options	7,345	73	(73)		—
Net income				104,898	104,898
Balance, November 30, 2022 (unaudited)	15,742,073	$157,421	$9,483,417	$4,846,391	$14,487,229

Three and Nine Months Ended November 30, 2021

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 29, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682
Cashless exercise of stock options	49,901	499	(499)		—
Stock based compensation expense			21,637		21,637
Net income				1,266,752	1,266,752
Balance, May 31, 2021 (unaudited)	15,502,557	$155,026	$9,086,132	$2,997,913	$12,239,071
Cashless exercise of stock options	28,728	287	(287)		—
Stock based compensation expense			19,080		19,080
Net income				343,824	343,824
Balance, August 31, 2021 (unaudited)	15,531,285	$155,313	$9,104,925	$3,341,737	$12,601,975
Cashless exercise of stock options	160,934	1,609	(1,609)		—
Stock based compensation expense			51,963		51,963
Proceeds from exercise of stock options	7,500	75	8,700		8,775
Net income				376,169	376,169
Balance, November 30, 2021 (unaudited)	15,699,719	$156,997	$9,163,979	$3,717,906	$13,038,882

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Unaudited
	Nine Months Ended November 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$572,657	$1,986,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,238	333,729
Stock based compensation expense	173,259	92,680
Inventory reserve	(14,854)	(3,919)
Paycheck Protection Program Loan Forgiveness	—	(1,005,372)
Unrealized loss on marketable securities	40,256	—
Deferred tax expense	(178,281)	23,718
Decrease (Increase) in:
Accounts receivable	(348,693)	194,342
Inventories	(872,315)	(184,738)
Prepaid expenses and other current assets	172,673	11,460
(Decrease) Increase in:
Accounts payable and accrued expenses	357,451	(431,934)
Customer deposits	580,680	729,130
Income taxes payable	145,487	66,400
Net Cash Provided by Operating Activities	994,558	1,812,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(413,521)	(284,798)
(Purchase) Sale of marketable securities - net	(2,245,558)	1,213,508
Net Cash (Used in) Provided by Investing Activities	(2,659,079)	928,710

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	8,775
Net Cash Provided by Financing Activities	—	8,775

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,664,521)	2,749,726

CASH AND CASH EQUIVALENTS
Beginning of period	4,840,558	4,084,078
End of period	$3,176,037	$6,833,804

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$159,490	$224,002

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2022 and 2021

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying unaudited condensed consolifdated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Sono-Tek Industrial Park, LLC (“SIP”) in conformity with generally accepted accounting principles in the United States (“GAAP”). SIP operates as a real estate holding company for the Company’s real estate operations. All intercompany accounts and transactions have been eliminated in consolidation.

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2022 and February 28, 2022, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – November 30, 2022	$7,921,225	$152,068	$—	$8,073,293

Marketable Securities – February 28, 2022	$5,716,338	$151,652	$—	$5,867,990

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $8,073,293 and $5,867,990 that are considered to be highly liquid and easily tradeable as of November 30, 2022 and February 28, 2022, respectively. Mutual funds and US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy.

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of November 30, 2022 and February 28, 2022, there were no accruals for uncertain tax positions.

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

We have encountered challenges in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided by a limited number of sources. We have experienced lengthened lead times throughout our supply chain as a result of supply chain constraints and material shortages that have occurred in the recent months, and may continue through fiscal year 2023. This has been exacerbated by the recent resurgence of the COVID-19 pandemic in certain parts of China, which has resulted in the temporary closure of manufacturing facilities, including those that manufacture electronic parts that we include in our products.

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

At November 30, 2022, the Company had received $1,749,000 in cash deposits, and had issued Letters of Credit in the amount of $5,000 to secure these cash deposits.

At February 28, 2022, the Company had received $1,168,000 in cash deposits for customer orders. During the nine months ended November 30, 2022, the Company recognized $1,114,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2022	% of total	2022	% of total	2021	% of total	2021	% of total
Fluxing Systems	$252,000	7%	$104,000	2%	$960,000	8%	$579,000	5%
Integrated Coating Systems	193,000	5%	60,000	1%	787,000	7%	780,000	6%
Multi-Axis Coating Systems	1,493,000	42%	2,721,000	62%	4,962,000	44%	6,692,000	55%
OEM Systems	503,000	14%	637,000	15%	1,819,000	16%	1,808,000	15%
Other	1,145,000	32%	897,000	20%	2,873,000	25%	2,275,000	19%
TOTAL	$3,586,000		$4,419,000		$11,401,000		$12,134,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2022	2022
Raw materials and subassemblies	$1,875,277	$1,250,589
Finished goods	648,725	779,533
Work in process	736,409	343,120
Net inventories	$3,260,411	$2,373,242

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at November 30, 2022 and February 28, 2022, totaled $312,807 and $327,661, respectively.

NOTE 5: STOCK OPTIONS

Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of November 30, 2022, there were 245,745 options outstanding under the 2013 Plan, of which 83,816 are vested.

During the three months ended November 30, 2022, 9,723 options were exercised on a net cashless basis, which resulted in 7,345 shares of common stock being issued.

During the nine months ended November 30, 2022, 16,973 options were exercised on a net cashless basis, which resulted in 12,898 shares of common stock being issued.

NOTE 6: STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the nine months ended November 30, 2022, the Company granted options to acquire 23,225 shares to employees exercisable at prices ranging from $5.50 to $5.96 and options to acquire 16,500 shares to non-employee members of the board of directors with an exercise price of $5.50. The options granted to employees and directors vest over three years and expire in ten years. The options granted during the first nine months of fiscal 2023 had a combined weighted average grant date fair value of $3.34 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Nine Months Ended November 30, 2022
Expected Life	5 - 8 years
Risk free interest rate	2.82% - 3.93%
Expected volatility	55.02% - 62.01%
Expected dividend yield	0%

Total compensation related to non-vested options not yet recognized as of November 30, 2022 was $337,000 and will be recognized over the next three years based on vesting date.

For the three and nine months ended November 30, 2022 and 2021, net income and earnings per share reflect the actual deduction for stock-based compensation expense. For the three months ended November 30, 2022 and 2021, the Company recognized approximately $61,000 and $52,000 of stock based compensation, respectively. For the nine months ended November 30, 2022 and 2021, the Company recognized approximately $173,000 and $93,000 of stock based compensation, respectively. Stock based compensation is included in general and administrative expenses on the unaudited consolidated statements of income.

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2022	2021	2022	2021

Numerator for basic and diluted earnings per share	$572,657	$1,986,745	$104,898	$376,169

Denominator for basic earnings per share – weighted average	15,733,284	15,541,247	15,738,180	15,622,721

Effects of dilutive securities
Stock options for employees and directors	31,067	31,177	35,190	32,215

Denominator for diluted earnings per share	15,764,351	15,572,424	15,773,370	15,654,936

Basic earnings per share	$0.04	$0.13	$0.01	$0.02
Diluted earnings per share	$0.04	$0.13	$0.01	$0.02

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 7.00% at November 30, 2022 and 3.25% at February 28, 2022. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of November 30, 2022, $5,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in 2023. As of November 30, 2022, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,495,000.

NOTE 9: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2022	2021	2022	2021
Asia Pacific (APAC)	$2,367,000	$4,754,000	$834,000	$1,901,000
Europe, Middle East, Asia (EMEA)	2,557,000	2,723,000	731,000	1,287,000
Latin America	1,301,000	888,000	436,000	243,000
	$6,225,000	$8,365,000	$2,001,000	$3,431,000

In the first nine months of fiscal 2023 and fiscal 2022, sales to foreign customers accounted for approximately $6,225,000 and $8,365,000, or 55% and 69%, respectively, of total revenues.

During the third quarter of fiscal 2023 and fiscal 2022, sales to foreign customers accounted for approximately $2,001,000 and $3,431,000, or 56% and 78%, respectively, of total revenues.

The Company had two customers which accounted for 14% of sales during the first nine months of fiscal 2023. The Company had two customers which accounted for 21% of sales during the third quarter of fiscal 2023. Five customers accounted for 41% of the outstanding accounts receivables at November 30, 2022.

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

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the duration and scope of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; the recovery of the Electronics/Microelectronics and Medical markets following COVID-19 related slowdowns; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

We are a global business with approximately 55% of our sales generated from outside the United States and Canada in the first nine months of fiscal 2023. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs. Providing customers that visit our labs with a high level of application engineering expertise to develop their unique coating processes is an area of focus in our sales efforts, as we continually expand Sono-Tek’s services to best support the needs of our customers.

Over the last decade, we have shifted our business from primarily selling our ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems to original equipment manufacturers (“OEMs”). This strategy has resulted in significant growth of our average unit selling price; with our larger machines often selling for over $300,000 and system prices sometimes reaching over $1,000,000. As a result of this transition, we have broadened our addressable market and we believe that we can grow sales on a larger scale. We expect that we will experience wide variations in both order flow and shipments from quarter to quarter in part due to the increase of larger orders in our sales mix.

Third Quarter Fiscal 2023 Highlights (compared with the third quarter of fiscal 2022 unless otherwise noted) We refer to the three-month periods ended November 30, 2022 and 2021 as the third quarter of fiscal 2023 and fiscal 2022, respectively.

•	Net sales were $3,586,000, a decrease of $833,000 or 19%, a result of supply chain challenges which include the delayed shipments of five machines with a total value of $487,000. Net sales declined by 5% sequentially from $3,763,000 reported in the second quarter of fiscal 2023.
•	Gross Profit was $1,824,000, a decrease of $335,000 or 16%, due to the sales decrease, partially offset by a favorable product mix and lower installation costs, which caused the gross margin to increase 200 basis points to 51%.
•	Operating expenses increased 3% to $1,721,000, driven by a 25% increase in Research & Development expenditures to $520,000.
•	Operating Income and Income Before Taxes were $103,000 and $133,000, respectfully, as a result of lower Gross Profit and Increased Operating Expenses.
•	Backlog increased 14% to $6,223,000 on November 30, 2022 compared to backlog of $5,325,000 on February 28, 2022 (the end of fiscal year 2022).

Nine Months Fiscal 2023 Highlights (compared with the first nine months of fiscal 2022 unless otherwise noted) We refer to the nine-month periods ended November 30, 2022 and 2021 as the first nine-months of fiscal 2023 and fiscal 2022, respectively.

•	Net Sales were $11,401,000, a decrease of $733,000 or 6%, due to a number of delayed shipments resulting from supply chain disruptions, and a significant dip in sales to Asia from the impact of the strong US dollar on Sono-Tek’s regional customers.
•	Gross Profit was $5,827,000, a decrease of $230,000 or 4%, due to the decrease in revenue, partially offset by a favorable product mix which caused the gross margin to increase 120 basis points to 51%.
•	Operating expenses increased 8% to $5,165,000, driven by a 24% increase in Research & Development expenditures to $1,543,000.
•	Operating Income and Income Before Taxes were $662,000 and $686,000, respectfully, as a result of lower Gross Profit and Increased Operating Expenses.
•	As of November 30, 2022, Sono-Tek had $11,249,000 in cash, cash equivalents and marketable securities and no outstanding debt.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2022	2021	$	%		2022	2021	$	%
Fluxing Systems	$252,000	$104,000	148,000	142%		$960,000	$579,000	381,000	66%
Integrated Coating Systems	193,000	60,000	133,000	222%		787,000	780,000	7,000	1%
Multi-Axis Coating Systems	1,493,000	2,721,000	(1,228,000)	(45%	)	4,962,000	6,692,000	(1,730,000)	(26%	)
OEM Systems	503,000	637,000	(134,000)	(21%	)	1,819,000	1,808,000	11,000	1%
Other	1,145,000	897,000	248,000	28%		2,873,000	2,275,000	598,000	26%
TOTAL	$3,586,000	$4,419,000	(833,000)	(19%	)	$11,401,000	$12,134,000	(733,000)	(6%	)

Sales decreased by 19% and 6% during the third quarter and first nine months of fiscal 2023, respectively.

Sales of multi-axis coating systems decreased 45% and 26% during the third quarter and first nine months of fiscal 2023, respectively. The significant revenue decline in multi-axis coating systems was greatly impacted by supply chain shortages for electronic components used in this product line. We are anticipating supply chain challenges for this product line to continue through the remainder of fiscal 2023.

Fluxing system sales increased 142% year over year in the third quarter of fiscal 2023 and 66% for the first nine months of fiscal 2023. This strong growth was positively impacted by our newly launched SelectaFlux X2 product being implemented at several large printed circuit board contract manufacturers, and a transition by several of our customers that are moving manufacturing operations from China to other countries where they are setting up new manufacturing lines requiring new spray fluxers.

Market Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2022	2021	$	%		2022	2021	$	%
Electronics/Microelectronics	$1,307,000	$898,000	409,000	46%		$4,316,000	$4,605,000	(289,000)	(6%	)
Medical	877,000	1,604,000	(727,000)	(45%	)	3,350,000	3,418,000	(68,000)	(2%	)
Alternative Energy	720,000	1,459,000	(739,000)	(51%	)	2,027,000	2,848,000	(821,000)	(29%	)
Emerging R&D and Other	102,000	256,000	(154,000)	(60%	)	322,000	691,000	(369,000)	(53%	)
Industrial	580,000	202,000	378,000	187%		1,386,000	572,000	814,000	142%
TOTAL	$3,586,000	$4,419,000	(833,000)	(19%	)	$11,401,000	$12,134,000	(733,000)	(6%	)

Sales to the industrial market recorded growth of 187% in the third quarter of fiscal 2023, and 142% for the first nine months of fiscal 2023. Sales to the industrial market were positively impacted by three machines valued at $216,000 each that shipped to an industrial manufacturing company, two in the third quarter of fiscal 2023 and one in the first quarter. Three additional machines of the same value are presently in our backlog and are projected to ship to the same company in the fourth quarter of fiscal 2023.

The medical market sales decline reflects the shipment of a large medical system to China in the comparable period of the prior fiscal year.

Sales to the Alternative Energy market and R&D market decreased by 29% and 53%, respectively, for the first nine months of fiscal 2023. The decline was primarily due to, supply chain challenges that have resulted in delayed shipments, caused by the delayed receipt of critical electronic components for our multi-axis coating systems which are commonly purchased by both of these market sectors.

Geographic Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2022	2021	$	%		2022	2021	$	%
U.S. & Canada	$1,585,000	$988,000	597,000	60%		$5,176,000	$3,769,000	1,407,000	37%
Asia Pacific (APAC)	834,000	1,901,000	(1,067,000)	(56%	)	2,367,000	4,754,000	(2,387,000)	(50%	)
Europe, Middle East, Asia (EMEA)	731,000	1,287,000	(556,000)	(43%	)	2,557,000	2,723,000	(166,000)	(6%	)
Latin America	436,000	243,000	193,000	79%		1,301,000	888,000	413,000	47%
TOTAL	$3,586,000	$4,419,000	(833,000)	(19%	)	$11,401,000	$12,134,000	(733,000)	(6%	)

In the third quarter of fiscal 2023, approximately 56% of sales originated outside of the United States and Canada compared with 78% in the prior year period.

In the first nine months of fiscal 2023, approximately 55% of sales originated outside of the United States and Canada compared with 69% in the prior year period.

Strong growth in sales from the US and Latin America was recorded in both the third quarter of fiscal 2023 and the first nine months of fiscal 2023. Sales to Latin America were positively influenced by increased sales of our spray fluxing systems being sold to our Mexico-based customers, a result of several electronic manufacturers shifting operations away from China and sending these manufacturing lines to Mexico. US sales were positively influenced by a continued trend of US companies to onshore a greater percentage of manufacturing operations to combat supply chain challenges and reduce risk associated with political instabilities in several countries.

The large decrease in APAC sales was the result of a strong US dollar that impacted the pricing and ordering pattern for Sono-Tek customers in APAC, as well as the impact of COVID-19 lockdowns in China.

Gross Profit:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2022	2021	$	%		2022	2021	$	%
Net Sales	$3,586,000	$4,419,000	(833,000)	(19%	)	$11,401,000	$12,134,000	(733,000)	(6%	)
Cost of Goods Sold	1,762,000	2,260,000	(498,000)	(22%	)	5,574,000	6,077,000	(503,000)	(8%	)
Gross Profit	$1,824,000	$2,159,000	(335,000)	(16%	)	$5,827,000	$6,057,000	(230,000)	(4%	)

Gross Profit %	51%	49%				51%	50%

For the third quarter of fiscal 2023, gross profit decreased $335,000, or 16%, compared with the third quarter of fiscal 2022. The gross profit margin was 51% compared with 49% for the prior year period. The increase in the gross profit margin for the third quarter of fiscal 2023 is due to increased sales of products with higher sales margins.

Gross profit decreased $230,000, or 4%, to $5,827,000 for the first nine months of fiscal 2023 compared with $6,057,000 in the first nine months of fiscal 2022. The gross profit margin was 51% compared with 50% for the prior year period. The improvement in the gross profit margin is due to a sales mix with higher margin sales combined with lower shipment related accruals and favorable installation costs.

Operating Expenses:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2022	2021	$	%		2022	2021	$	%
Research and product development	$520,000	$417,000	103,000	25%		$1,543,000	$1,244,000	299,000	24%
Marketing and selling	793,000	845,000	(52,000)	(6%	)	2,359,000	2,350,000	9,000	0%
General and administrative	408,000	405,000	3,000	1%		1,263,000	1,181,000	82,000	7%
Total Operating Expenses	$1,721,000	$1,667,000	$54,000	3%		$5,165,000	$4,775,000	$390,000	8%

Research and Product Development:

Research and product development costs increased in the third quarter and the first nine months of fiscal 2023 due to increased salaries and research and development materials and supplies, which are used in the focused growth initiatives we continue to implement. In addition, in the third quarter of fiscal 2022, some of our personnel, previously assigned to research and development projects, were assigned to specific customer sales orders and the associated costs were recorded in inventory, as incurred.

Marketing and Selling:

In the third quarter of fiscal 2023 we experienced decreases in commissions, salaries and related costs. These decreases were partially offset by increased travel and trade show expenses.

Marketing and selling costs increased slightly in the first nine months of fiscal 2023. During this period, commissions decreased due to the decrease in sales. This decrease was partially offset by an increase in travel and trade show expenses. The increased travel and trade show expenses are a result of the global lifting of COVID-19 restrictions. We believe that these expenses will level out over time and return to prior COVID-19 amounts.

General and Administrative:

In the third quarter of fiscal 2023 we experienced a decrease in professional fees which was partially offset by an increase in stock-based compensation expense.

For the first nine months of fiscal 2023, we experienced decreases in professional fees and corporate expenses. These decreases were partially offset by an increase in stock-based compensation expense. The increase in stock-based compensation expense in the first nine months of fiscal 2023 is due to option awards that were issued in the prior fiscal year. Option awards are expensed over three years based on vesting.

Operating Income:

Operating income decreased $388,000 or 79%, to $103,000 in the third quarter of fiscal 2023 compared with $491,000 for the third quarter of fiscal 2022 due to the decrease in gross profit. Operating margin for the third quarter of fiscal 2023 was 2.8% compared with 11.1% in the prior year period.

For the first nine months of fiscal 2023, operating income decreased $620,000 or 48%, to $662,000 compared with $1,282,000 for the first nine months of fiscal 2022, due to the decrease in gross profit. Operating margin for the first nine months of fiscal 2023 was 5.8% compared with 10.6% in the first nine months of fiscal 2022.

Interest and Dividend Income:

For the third quarter of fiscal 2023 we recorded interest and dividend income of $39,000 compared to $2,000 for the prior year period. In the first nine months of fiscal 2023 interest and dividend income increased $52,000 to $65,000 compared with $13,000 for the first nine months of fiscal 2022. The increase in the first nine months of fiscal 2023 is due to the increase in market rates. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At November 30, 2022, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $28,000 for the third quarter of fiscal 2023 compared with $117,000 for the third quarter of fiscal 2022. For the first nine months of fiscal 2023 we recorded income tax expense of $113,000 compared with $314,000 for the first nine months of fiscal 2022.

The decrease in income tax expense in the third quarter and first nine months of fiscal 2023 is due to the decrease in income before income taxes combined with the application of available research and development tax credits partially offset by an increase in permanent timing differences.

Paycheck Protection Program Loan Forgiveness:

In fiscal year 2021, the Company obtained a loan under the Paycheck Protection Program (“PPP”) in the amount of $1,001,640. In the first quarter of fiscal 2022, the Company received notice from the SBA that the loan had been forgiven in full and recorded a gain on forgiveness of $1,005,372, which is recorded on the condensed consolidated statements of income.

The gain on the forgiveness of the PPP Loan is a non-taxable event.

Net Income:

Net income decreased by $271,000 or 72% to $105,000 for the third quarter of fiscal 2023 compared with $376,000 for the third quarter of fiscal 2022. The decrease in net income during the third quarter is a result of a decrease in operating income combined with a decrease in income tax expense for the period.

Net income decreased by $1,414,000 or 71% to $573,000 for the first nine months of fiscal 2023 compared with $1,987,000 for the first nine months of fiscal 2022. The decrease in net income in the first nine months of fiscal 2023 is a result of a decrease in operating income and income tax expense combined with the PPP Loan forgiveness recorded in the prior year.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $521,000 to $11,303,000 at November 30, 2022 from $10,782,000 at February 28, 2022. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2022 and February 28, 2022, our working capital included:

	November 30, 2022	February 28, 2022	Cash Increase (Decrease)
Cash and cash equivalents	$3,176,000	$4,841,000	$(1,665,000)
Marketable securities	8,073,000	5,868,000	2,205,000
Total	$11,249,000	$10,709,000	$540,000

The following table summarizes the accounts and the major reasons for the $540,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,097,000
Accounts receivable increase	(349,000)	Timing of cash receipts, based upon sales terms.
Inventories increase	(872,000)	Required to support backlog and additional inventory purchases.
Equipment purchases	(414,000)	Equipment and facilities upgrade.
Customer deposits increase	581,000	Received for new orders.
Accounts payable and accrued expenses increase	357,000	Timing of disbursements.
Other	(33,000)	Timing of disbursements.
Prepaid and Other Assets decrease	173,000	Decreased prepaid expenses.
Net increase in cash	$540,000

Stockholders’ Equity – Stockholders’ Equity increased $746,000 from $13,741,000 at February 28, 2022 to $14,487,000 at November 30, 2022. The increase is a result of the current period’s net income of $573,000 and $173,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $995,000 of cash in our operating activities in the first nine months of fiscal 2023 compared with $1,812,000 of cash in the first nine months of fiscal 2022, a decrease of $817,000. The decrease was mostly the result of increases in accounts receivable and inventories offset by an increase in customer deposits.

Investing Activities – We used $2,659,000 in the first nine months of fiscal 2023 in our investing activities compared with cash generated of $929,000 in the first nine months of fiscal 2022. For the first nine months of fiscal years 2023 and 2022, we used $414,000 and $285,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first nine months of 2023, we invested $2,246,000 in marketable securities compared with $1,214,000 being provided by marketable securities in the first nine months of fiscal 2022.

Net Changes in Cash and Cash Equivalents – In the first nine months of fiscal 2023, our cash balance decreased by $1,665,000 as compared to an increase of $2,750,000 in the first nine months of fiscal 2022. In the first nine months of fiscal 2023, our operating activities generated $995,000 of cash. In addition, we invested $2,246,000 in marketable securities and used $414,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

Backlog – Our backlog increased $898,000 or 14% to $6,223,000 at November 30, 2022 from $5,325,000 at February 28, 2022 and increased 23% from the $5,049,000 backlog at August 31, 2022, the end of the second quarter of fiscal 2023. The increase in backlog is due to the receipt of additional orders as well as the delay in shipments due to supply chain issues. Orders can be highly variable from quarter to quarter resulting in large fluctuations in backlog, as product shipments are systematically managed for both customer timing requirements and staffing management.

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

Although the Company's assets included $3,176,000 in cash and $8,073,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

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

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 – The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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