Form 10-K
period 2023-02-28
SONO TEK CORP
filed 2023-05-25
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2023

Commission File Number: 000-16035

(Name of registrant as specified in its charter)

new york	14-1568099
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2012 Route 9W, Milton, New York	12547
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (845) 795-2020

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.01 par value	SOTK	The Nasdaq Stock Market LLC (Capital Market)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 31, 2022 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $81,462,747 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $5.52.

The Registrant had 15,742,073 shares of Common Stock outstanding as of May 23, 2023.

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

Our fiscal year ends on February 28. We refer to the fiscal year ended February 28, 2023 as “fiscal 2023” and use similar protocol for previous fiscal years.

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

We are a global business and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2023, 55% of our sales were from outside the U.S. and Canada.

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

Availability of Raw Materials

Historically, we have not been adversely impacted by the availability of raw materials or components used in the manufacture of our products. However, since the onset of the COVID-19 pandemic, we have encountered challenges in procuring supplies of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided by a limited number of sources. We have experienced lengthened lead times throughout our supply chain as a result of supply chain constraints and material shortages that have occurred through fiscal year 2023.

Generally, except in instances of pandemic related supply chain issues, all raw materials used in our products are available from many different domestic suppliers. We purchase circuit board assemblies and sheet metal components from a wide range of suppliers throughout the world.

When materials are plentiful, we carefully manage our inventory using lean manufacturing processes. We provide a limited warranty on all of our products that covers parts and labor for a period of one year from the date of sale.

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2023 and fiscal 2022, we spent $2,149,000 and $1,730,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 14.3% and 10.1% in fiscal 2023 and 2022, respectively.

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

Information Regarding Sales Outside the United States and Canada and Significant Customers

During fiscal 2023 and fiscal 2022, net sales to customers outside the U.S. and Canada accounted for approximately $8,254,000, or 55% of total net sales, and $11,653,000, or 68% of total net sales, respectively.

Our two largest customers accounted for 14% of net sales in fiscal 2023.

Employees

As of February 28, 2023, we employed 73 full-time and 11 part-time employees. We believe that relations with our employees are generally good.

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

We maintain a website at http://www.sono-tek.com. On our site, we provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report as soon as reasonably practicable after filing electronically such material with the SEC. Copies are also available, without charge, from Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

ITEM 1A	RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Ongoing impacts from COVID-19 or another pandemic, epidemic or outbreak of an infectious disease may materially and adversely impact our business, prospects, financial condition and operating results.

The COVID-19 pandemic has adversely impacted our business, and it, as well as other possible health pandemics, epidemics or outbreaks, may materially and adversely impact our business, prospects, financial condition and operating results in the future. Our engineering and product development operations, among others, cannot all be conducted in a remote working structure and often require on-site access to materials and equipment. We have customers with international operations in varying industries. We also depend on suppliers and manufacturers worldwide. We are currently experiencing disruptions and delays in our supply chain. Depending upon the duration of the ongoing effects of the COVID-19 pandemic, which may linger for some time even if significant health risks abate, our customers, suppliers, manufacturers and partners may suspend or delay their engagement with us or take other actions or experience their own negative impacts, any of which could result in a material adverse effect on our financial condition and ability to meet current timelines. The COVID-19 pandemic has adversely affected and may continue to adversely affect our ability to recruit skilled employees to join our team and to meet our product development timelines. Our response to the ongoing COVID-19 pandemic and its ongoing impacts on our supply chain and business activities may prove to be inadequate, and we may be unable to operate in the manner necessary to avoid interruptions, reputational harm and delays in our product development and shipments, any of which could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, pre-COVID-19 supply chain, economic and business conditions may not ever return.

To the extent COVID-19 continues to impact our business, financial position and results of operations, it may also have the effect of heightening certain of the other risks described in this Annual Report on Form 10-K, such as those relating to our international operations and global strategies and our dependence on third-party suppliers.

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

For the year ended February 28, 2023, our two largest customers accounted for approximately 14% of our net sales. For the year ended February 28, 2022, our two largest customers accounted for approximately 24% of our net sales. If we are unable to diversify our customer base, our future results could be heavily dependent on these customers and distributors. Our dependence on a limited number of customers and distributors means that the loss of a major customer or distributor or any reduction in orders by a major customer or distributor would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers, may not use our products at current levels in the future, if at all. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with loss of deposit as the only penalty. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

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

Recently, we have encountered challenges in our supply of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided by a limited number of sources. We have experienced lengthened lead times throughout our supply chain as a result of supply chain constraints and material shortages that have occurred in the recent months, and may continue through fiscal year 2024.

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

In addition to our net sales to customers within the U.S. and Canada, we may become increasingly dependent on net sales to customers outside the U.S. and Canada as we pursue expanding our business with customers worldwide. In the fiscal years ended February 28, 2023 and 2022, our net sales outside of the U.S. and Canada accounted for approximately 55% and 68%, respectively, of our total net sales. We continue to expect that a significant portion of our future revenues will be from international sales. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Inflationary Pressures and Rising Prices for Goods and Services.

Inflation rose sharply beginning in late 2021 and continued rising through 2022 at levels not seen for over 40 years. Although the Federal Reserve has significantly increased interest rates in response to rising inflation, inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

RISKS RELATED TO OUR COMMON STOCK

Future equity financings and issuances of shares under equity compensation plans would dilute your ownership and could adversely affect your common stock ownership rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common without stockholder approval. Additional shares are subject to issuance through various equity compensation plans or through the exercise of currently outstanding equity awards. Our stockholders do not have preemptive rights to any common stock issued by us in the future; therefore, stockholders may experience additional dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock.

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

Our operating results have fluctuated significantly from quarter-to-quarter, period-to-period and year-to-year during our operating history and are likely to continue to fluctuate in the future due to a variety of factors, many of which are outside of our control. Certain factors that may affect our operating results include, without limitation, those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in this Annual Report on Form 10-K.

Because we have little or no control over many of these factors, our operating results are difficult to predict. Any adverse change in any of these factors could negatively affect our business and results of operations.

Our revenues, net income and other operating results are heavily dependent upon the size and timing of customer orders and projects, and the timing of the completion of those projects. The timing of our receipt of large individual orders, and of project completion, is difficult for us to predict. Because our operating expenses are based on anticipated revenues over the mid and long-term and because a high percentage of our operating expenses are relatively fixed, a shortfall or delay in recognizing revenues can cause our operating results to vary significantly from quarter-to-quarter and can result in significant operating losses or declines in profit margins in any particular quarter. If our revenues fall below our expectations in any particular quarter, we may not be able, or it may not be prudent for us, to reduce our expenses rapidly in response to the revenue shortfall, which can result in us suffering significant operating losses or declines in profit margins in that quarter.

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

As a “smaller reporting company,” we are subject to reduced disclosure requirements that are less comprehensive than applicable to issuers that are not “smaller reporting companies,” which could make our stock less attractive to potential investors and could make it more difficult for shareholders to sell their shares.

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

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 1 and 2, “Business Description and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

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

Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:

•	We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to settle our payments or to make money transfers. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to settle our payments or to make money transfers could adversely impact our business, financial condition and results of operations.

•	In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling our payments and to the recovery of a significant portion of our investment portfolio. A substantial portion of our cash, cash equivalents and interest-bearing deposits are either held at financial institutions that are not subject to insurance protection against loss or exceed the deposit insurance limit.

•	We may be unable to borrow from financial institutions or institutional investors on favorable terms, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.

If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

As of May 18, 2023, there were 97 record holders of our common stock and approximately 1,519 beneficial shareholders of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the continued abatement of the COVID-19 pandemic; the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for some of our products and impair the ability of those with whom we do business to satisfy their obligations to us; our ability to sell and provide our services and products, including as a result of continued pandemic related travel restrictions, mandatory business closures, and stay-at home or similar orders; any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations resulting from the pandemic; the ability of our customers and suppliers to continue their operations as result of the pandemic, which could result in terminations of contracts, losses of revenue; the recovery of the Electronics/Microelectronics and Medical markets following COVID-19 related slowdowns; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

We undertake no obligation to update any forward-looking statement.

Highlights

Highlights for fiscal 2023 include:

•	Net sales for fiscal 2023 decreased 12% from $17.1 million to $15.1 million, due to supply chain challenges which delayed the receipt of necessary parts to complete several customer shipments. Our customized complex coating systems, which typically require longer than average delivery lead times, were especially impacted by these remaining supply chain issues.
•	Gross profit margin for fiscal 2023 increased to 50.8% compared to 50.3% in fiscal 2022.
•	Operating income for fiscal 2023 decreased 64% to $683,000 compared to $1.9 million in fiscal 2022, due to the current period’s decrease in net sales combined with an increase in operating expenses.
•	Backlog at February 28, 2023 reached a historical high of $8.5 million compared to the backlog at February 28, 2022 of $5.3 million, an increase of 60%. The large increase in backlog resulted from the receipt of several large, complex system orders with longer than typical build delivery time frames and higher than average selling prices from the clean energy sector during the year and from ongoing supply chain issues which slowed the rate at which we completed our backlog of orders.
•	Cash, cash equivalents and marketable securities increased to $11.4 million on February 28, 2023 from $10.7 million on February 28, 2022.

Market and Geographic Diversity

We have invested significant resources to enhance our market diversity. By leveraging our core ultrasonic coating technology, we’ve expanded our portfolio of products, the industries we serve, and the countries in which we sell our products.

Today, we serve five industries: microelectronics/electronics, medical, alternative energy, industrial markets, and emerging research and development and other.

We are a geographically diverse company with a presence either directly or through distributors and trade representatives in the United States and Canada, EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2023, approximately 55% of sales originated outside of the United States and Canada.

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

Results of Operations

Sales and Gross Profit:

	Fiscal Year Ended
	February 28,	February 28,	Change
	2023	2022	$	%
Net Sales	$15,058,000	$17,133,000	$(2,075,000)	(12%	)
Cost of Goods Sold	7,406,000	8,520,000	(1,114,000)	(13%	)
Gross Profit	$7,652,000	$8,613,000	$(961,000)	(11%	)

Gross Profit %	50.8%	50.3%

Gross profit decreased $961,000, or 11% to $7,652,000 for fiscal 2023 compared with $8,613,000 in fiscal 2022. Gross profit margin increased to 50.8% for fiscal 2023, compared to 50.3% for fiscal 2022. The improvement in the gross profit margin is due to a sales product mix with higher sales margins combined with lower than expected warranty and installation costs.

In fiscal 2023, our sales included approximately $2,120,000 for orders that were delivered to two customers.

Product Sales:

	Twelve Months Ended
	February 28,	% of	February 28,	% of	Change
	2023	Total	2022	total	$	%
Fluxing Systems	$1,179,000	8%	$691,000	4%	$488,000	71%
Integrated Coating Systems	1,114,000	7%	1,182,000	7%	(68,000)	(6%	)
Multi-Axis Coating Systems	6,785,000	45%	9,912,000	58%	(3,127,000)	(32%	)
OEM Systems	2,144,000	14%	2,381,000	14%	(237,000)	(10%	)
Other	3,836,000	26%	2,967,000	17%	869,000	29%
TOTAL	$15,058,000		$17,133,000		$(2,075,000)	(12%	)

Sales of Multi-Axis coating systems recorded a 32% decrease due to lingering supply chain challenges, resulting in several large system orders being pushed from planned fiscal 2023 shipments into planned fiscal 2024 shipments, and are included in our year end fiscal 2023 backlog. Fluxing Systems sales showed an increase of 71%, due to the continued adoption of a newly released spray fluxing platform, SonoFlux X2, which continues to be implemented with several large printed circuit board contract manufacturers. Sales of the “Other” product basket increased by 29%, or $869,000, in large part due to increased sales of high value spare parts packages to support our high ASP multi-axis machines already in the field.

Market Sales:

	Twelve Months Ended
	February 28,	% of	February 28,	% of	Change
	2023	Total	2022	total	$	%
Electronics/Microelectronics	$5,509,000	37%	$7,134,000	42%	$(1,625,000)	(23%	)
Medical	3,702,000	25%	4,338,000	25%	(636,000)	(15%	)
Alternative Energy	3,060,000	20%	3,688,000	22%	(628,000)	(17%	)
Emerging R&D and Other	347,000	2%	918,000	5%	(571,000)	(62%	)
Industrial	2,440,000	16%	1,055,000	6%	1,385,000	131%
TOTAL	$15,058,000		$17,133,000		$(2,075,000)	(12%	)

Sales to the Alternative Energy, Electronics, and Medical markets decreased by 17%, 23% and 15% respectively. Large portions of all these markets use our multi-axis systems which experienced delayed deliveries due to supply chain challenges, and moving several planned fiscal 2023 orders into fiscal 2024. The industrial market grew by 131% due to a large multi-system order valued at $1,540,000, $1,080,000 of this order was shipped in fiscal 2023 and the remaining $460,000 of the order shipped after the completion of fiscal 2023.

Geographic Sales:

	Twelve Months Ended
	February 28,	February 28,	Change
	2023	2022	$	%
U.S. & Canada	$6,804,000	$5,480,000	$1,324,000	24%
Asia Pacific (APAC)	3,260,000	5,301,000	(2,041,000)	(39%	)
Europe, Middle East, Asia (EMEA)	3,448,000	5,255,000	(1,807,000)	(34%	)
Latin America	1,546,000	1,097,000	449,000	41%
TOTAL	$15,058,000	$17,133,000	$(2,075,000)	(12%	)

In fiscal 2023, approximately 45% of our sales were to US and Canadian customers. This is compared to 32% in fiscal 2022. The increased sales to the US and Canada were positively impacted by several US Government initiatives to invest in the green energy sector and advanced research markets. APAC revenue decreased by 39% in fiscal 2023, impacted by reduced sales in China due to several China-based manufacturing sites moving operations back to the US and Mexico. Also, the currently strong US Dollar has made Sono-Tek products more expensive in Japan and South Korea, resulting in several delayed purchases.

Operating Expenses:

	Twelve Months Ended
	February 28,	February 28,	Change
	2023	2022	$	%
Research and product development	$2,149,000	$1,730,000	$419,000	24%
Marketing and selling	3,170,000	3,367,000	(197,000)	(6%	)
General and administrative	1,650,000	1,626,000	24,000	2%
Total Operating Expenses	$6,969,000	$6,723,000	$246,000	4%

Research and Product Development:

Research and product development costs increased $419,000 to $2,149,000 for fiscal 2023 due to increased salaries and related costs and an increase in research and development materials and supplies as we continue the development of new products for new and existing markets.

Marketing and Selling:

Marketing and selling costs decreased $197,000 to $3,170,000 for fiscal 2023 primarily due to a decrease in commission expense. This decrease was partially offset by increased travel and trade show expenses.

During fiscal 2023, we expended approximately $623,000 for commissions as compared with $974,000 for the prior fiscal year, a decrease of $351,000. The decrease in commission expense is due to a decrease in international sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

During fiscal 2023, we expended approximately $398,000 for travel and trade show expenses compared with $205,000 for the prior fiscal year, an increase of $193,000. The increased travel and trade show expenses are a result of the global lifting of COVID-19 restrictions.

General and Administrative:

General and Administrative costs increased $24,000 to $1,650,000 for fiscal 2023 due to an increase in stock-based compensation expense. This increase was partially offset by decreases in corporate expenses and bad debt expense.

In fiscal 2023 stock-based compensation expense increased $78,000 to $257,000 compared with $179,000 in fiscal 2022. The increase in stock-based compensation expense in fiscal 2023 is due to option awards that were issued in the prior fiscal year. Option awards are expensed over three years based on vesting terms.

Operating Income:

Our operating income decreased $1,206,000 or 64%, to $683,000 in fiscal 2023 compared with $1,889,000 for the prior fiscal year due to the current period’s decrease in gross profit. Operating margin for fiscal 2023 decreased to 5% compared with 11% in the prior fiscal year. As a percentage of net sales, operating expenses increased 700 basis points to 46% in fiscal 2023 compared with 39% in fiscal 2022.

Interest and Dividend Income:

Interest and dividend income increased $131,000 to $140,000 for fiscal 2023 as compared with $9,000 for the prior fiscal year. The increase in interest and dividend income is due to the reallocation of our investments into US Treasury securities and certificates of deposit combined with the increase in current interest rates. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities and certificates of deposit. At February 28, 2023, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $154,000 for fiscal 2023 compared with $362,000 for the prior fiscal year. The decrease in income tax expense in fiscal 2023 is due to the current period’s decrease in operating profit.

Net Income:

Net income decreased by $1,907,000 or 75%, to $636,000 for fiscal 2023 compared with $2,543,000 for the prior fiscal year. The decrease in net income in fiscal 2023 is a result of a decrease in operating income and income tax expense combined with the PPP Loan forgiveness recorded in the prior year.

Impact of COVID-19

In response to the COVID-19 pandemic and related government actions, we began implementing changes in our business in March 2020 to protect our employees and customers. These changes include adjusting our policies on social distancing, flexing our workforce hours, enhanced cleaning and sanitary procedures, limiting travel when appropriate, and restricting access of non-employees to our facility when necessary. These policies continue to be modified and adjusted dependent upon government regulations and CDC guidelines.

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

Liquidity and Capital Resources

Working Capital – Our working capital increased $335,000 to $11,117,000 at February 28, 2023 from $10,782,000 at February 28, 2022. The increase in working capital was primarily the result of the current period’s net income and non-cash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 28, 2023 and February 28, 2022, our working capital included:

	February 28, 2023	February 28, 2022	Cash Increase
Cash and cash equivalents	$3,355,000	$4,841,000	$(1,486,000)
Marketable securities	8,090,000	5,868,000	2,222,000
Total	$11,445,000	$10,709,000	$736,000

The following table summarizes the accounts and the major reasons for the $736,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$853,000	To reconcile increase in cash.
Accounts receivable increase	(497,000)	Increase primarily due to shipments in the last month of the fiscal year.
Inventories increase	(875,000)	Additional inventory purchases and increase in work in process due to supply chain delays in receipt of required components.
Customer deposits increase	1,670,000	Received for new orders.
Accounts payable	126,000	Timing of disbursements.
Accrued expenses	(376,000)	Timing of disbursements.
Prepaid and Other Assets decrease	69,000	Decreased prepaid expenses.
Income taxes payable increase	322,000	Timing of disbursements.
Equipment purchases	(556,000)	Equipment and facilities upgrade.
Net increase in cash	$736,000

Stockholders’ Equity – Stockholders’ equity increased $893,000 from $13,741,000 at February 28, 2022 to $14,634,000 at February 28, 2023. The increase was a result of the current year’s net income of $636,000 and $257,000 in additional equity related to stock-based compensation awards. The details of stock-based compensation are explained in Note 4 in our financial statements.

Operating Activities – We generated $1,325,000 of cash in our operating activities in fiscal 2023 compared with generating $2,319,000 in fiscal 2022. The decrease in cash generated by operating activities was the result of increases in accounts receivable and inventories, a decrease in accrued expenses combined with the current period’s decrease in net income. These uses of cash were partially offset by increases in customer deposits, income taxes payable, an increase in accounts payable and a decrease in prepaid expenses.

Investing Activities – In fiscal 2023, we used $2,811,000 in our investing activities compared with using $1,631,000 of cash in fiscal 2022. Capital spending in fiscal 2023 was $556,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and patent costs. This compares with $327,000 for the purchase of equipment and furnishings in fiscal 2022.

In fiscal 2023, we used $2,255,000 of cash compared with using $1,304,000 for the purchase of marketable securities in fiscal 2022.

Financing Activities – In fiscal years 2023 and 2022, we received $0 and $69,000 from the exercise of stock options.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 28, 2023, there were no outstanding borrowings under the line of credit.

As of February 28, 2023, $145,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The unused portion of the credit line was $1,355,000 as of February 28, 2023. The letters of credit expire in fiscal year 2024.

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

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2023.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2023, management believes that there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2023 and February 28, 2022, there were no uncertain tax provisions.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chairman & CEO (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of and for the year ended February 28, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. – Not Applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio, Ph.D.	82	Chief Executive Officer, Chairman and Director
R. Stephen Harshbarger	55	President and Director
Eric Haskell, CPA	76	Director*
Donald F. Mowbray, Ph.D.	85	Director
Carol O’Donnell	66	Director*
Joseph Riemer, Ph.D.	74	Director
Philip A. Strasburg, CPA	84	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2023. The terms of Dr. Mowbray, Mr. Haskell and Ms. O’Donnell run until the annual meeting to be held in 2024, and in each case until their respective successors are duly elected and qualified.

Audit Committee

The Company has a separate designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Philip A. Strasburg, CPA (who serves as Chairman of the Audit Committee), Carol O’Donnell and Eric Haskell, CPA. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements. The Board of Directors has determined that Mr. Strasburg qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Compensation Committee

The Company’s executive compensation is administered by the Compensation Committee of the Board of Directors. The members of the Compensation Committee are Drs. Mowbray and Riemer and Mr. Strasburg, all of whom have been determined by the Board to be independent in accordance with NASDAQ’s requirement for independent director oversight of executive officer compensation.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	60	Chief Financial Officer
Christopher C. Cichetti	41	Vice President – Sales and Application Engineering
Christopher L. Coccio, Ph.D.	82	Chief Executive Officer, Chairman and a Director
Robb W. Engle	52	Executive Vice President
R. Stephen Harshbarger	55	President and Director
Maria T. Kuha	46	Vice President – Manufacturing Operations

The foregoing officers are appointed for terms of one year or until their successors are duly elected and qualified or until terminated by action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley served on the OTCQX US Advisory Council from 2019 to 2020. Mr. Bagley is a past President of the Board of Education for the New Paltz Central School District and a past Chairman of the Audit and Finance Committee for the District.

CHRISTOPHER C. CICHETTI was appointed Vice President – Sales and Application Engineering in August 2022. Mr. Cichetti joined Sono-Tek in 2005 as an Electrical Engineer and has served as Application Engineer, Senior Application Engineer, Application Engineering Manager, and Vice President of Application Engineering. Mr. Cichetti has experience in lab testing, process development, project management, and has successfully implemented several successful OEM relationships with outside vendors. He is a graduate of Worcester Polytechnic Institute with a major in Computer and Electrical Engineering and a minor in International Studies.

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

ROBB W. ENGLE joined Sono-Tek in 2000 as a Field Service Technician, became Vice President of Engineering in January 2013 and was appointed Executive Vice President in September 2019. Mr. Engle created the Sono-Tek Service Department and led the development of key products in his leadership role of our engineering resources. As Vice President of Engineering, he directs the engineering department, service department, IT and coordinates the Company’s intellectual property. Mr. Engle was formally trained and certified by the U.S. Navy as a Nuclear Operator where he was recognized with an induction into the Navy League Memorial for meritorious service and the advancement of training techniques. He also served with honors on board a submarine and earned the prestigious Sub-Surface Warfare (E) Insignia.

R. STEPHEN HARSHBARGER joined Sono-Tek in 1993. He was appointed President of the Company in 2012 and became a Director in August 2013. As President, he directs the Company’s Sales, Marketing, Engineering, Service, and Manufacturing Operations. Prior to assuming his present position, Mr. Harshbarger served as Sales Engineer, World-Wide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE) and Executive Vice President. In his years managing the sales organization, he established a worldwide distribution and representative network in more than 40 countries consisting of more than 300 persons, with revenue growth of greater than 300%. He has over 30 years of experience in ultrasonic coating equipment for the electronics, medical device and advanced energy industries. Prior to joining Sono-Tek, Mr. Harshbarger was the Sales and Marketing Manager for Plasmaco Inc., a world leader in the development of flat panel displays. In that position, he established their distribution network, participated in venture capital funding, and introduced the first flat panel technology to Wall Street trading floors.  He is a graduate of Bentley University, with a major in Finance and a minor in Marketing.

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

MARIA T. KUHA joined Sono-Tek in 2007. Mrs. Kuha was appointed VP, Manufacturing Operations, Procurement & Logistics in September 2022. Prior to assuming her present position, Mrs. Kuha served as Operations Director, Purchasing Manager, and several other positions within the procurement aspects of Sono-Tek; providing extensive expertise in several vital areas of Sono-Tek operations.

Prior to joining Sono-Tek, Mrs. Kuha held various positions in high tech manufacturing companies revolving around purchasing and operations. She holds an AAS in business from Dutchess County Community College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports. Based solely on a review of such filings, during the year ended February 28, 2023, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports, with the exception of four late filings by Philip Strasburg.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2023 and fiscal 2022 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio	2023	192,200	20,200	0	15,000	6,373	233,773
CEO, Chairman and Director	2022	150,000	42,200	0	54,520	5,766	252,486

R. Stephen Harshbarger	2023	249,200	23,000	0	15,000	8,167	295,367
President and Director	2022	227,500	48,700	0	3,667	8,286	288,153

Stephen J. Bagley	2023	174,800	18,500	0	7,500	5,799	206,599
Chief Financial Officer	2022	165,000	38,900	0	6,383	6,117	216,400

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.

Officer Compensation Arrangements

During fiscal 2023, Dr. Coccio was compensated at the rate of $150,000 per annum, until May 2022, at which time his annual base compensation increased to $200,000.

During fiscal 2023, Mr. Harshbarger was compensated at the rate of $235,000 per annum, until November 2022, at which time his annual base compensation increased to $250,000.

During fiscal 2023, Mr. Bagley was compensated at the rate of $165,000 per annum, until November 2022, at which time his annual base compensation increased to $175,000.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio	2,617	3,198	6.05	11/18/2031
CEO, Chairman and Director	16,340	-	6.26	02/17/2032
	16,340	-	6.26	02/17/2032
	-	4,505	5.96	11/17/2032

R. Stephen Harshbarger	2,617	3,198	6.05	11/18/2031
President	7,353	8,987	6.26	02/17/2032
	-	3,937	5.96	11/17/2032

Stephen J. Bagley	1,750	1,000	4.45	01/15/2031
Chief Financial Officer	4,412	5,392	6.26	02/17/2032
	-	1,969	5.96	11/17/2032

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

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $411,000, Christopher L. Coccio $442,000 and R. Stephen Harshbarger $572,000.

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

Compensation of Directors

Each non-employee director receives $2,500 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2023, director compensation was as follows:

2023 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Haskell	10,000	—	9,900[1]	—	—	—	19,900
Donald F. Mowbray	10,000	—	9,900[2]	—	—	—	19,900
Carol O’Donnell	10,000	—	9,900[3]	—	—	—	19,900
Philip Strasburg	10,000	—	9,900[4]	—	—	—	19,900
Joseph Riemer	10,000	—	9,900[5]	—	—	—	19,900

[1]	During fiscal 2023, Mr. Haskell received a grant of 3,300 options exercisable at $5.50 per share. At the end of fiscal 2023, Mr. Haskell held an aggregate of 19,350 stock options.
[2]	During fiscal 2023, Dr. Mowbray received a grant of 3,300 options exercisable at $5.50 per share. At the end of fiscal 2023, Dr. Mowbray held an aggregate of 19,350 stock options.
[3]	During fiscal 2023, Ms. O’Donnell received a grant of 3,300 options exercisable at $5.50 per share. At the end of fiscal 2023, Ms. O’Donnell held an aggregate of 9,350 stock options.
[4]	During fiscal 2023, Mr. Strasburg received a grant of 3,300 options exercisable at $5.50 per share. At the end of fiscal 2023, Mr. Strasburg held an aggregate of 6,627 stock options.
[5]	During fiscal 2023, Dr. Riemer received a grant of 3,300 options exercisable at $5.50 per share. At the end of fiscal 2023, Dr. Riemer held an aggregate of 11,350 stock options.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 23, 2023 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

	Amount
	Beneficially
Name (and address if more than 5%) of Beneficial owner	Owned		Percent
Directors and Officers
*Stephen J. Bagley	60,844	[1]	**
*Christopher L. Coccio	387,296	[2]	2.45%
*R. Stephen Harshbarger	291,748	[3]	1.85%
*Eric Haskell	15,310	[4]	**
*Donald F. Mowbray	69,913	[5]	**
*Carol O’Donnell	24,723	[6]	**
*Joseph Riemer	47,029	[7]	**
*Philip A. Strasburg	42,118	[8]	**
All Executive Officers and Directors as a Group	1,034,122	[9]	6.53%

Additional 5% owners
Emancipation Management LLC[11] Charles Frumberg[11] Circle N Advisors, LLC[12]	6,628,393	[10]	42.11%
V. Adah Nicklin[13]	915,599		5.82%
Richard A. Bayles[14]	840,536		5.34%

The above ownership percentages are based on 15,742,073 shares outstanding as of May 23, 2023.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 6,162 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Includes 4,000 shares held in the name of Dr. Coccio’s wife and 35,297 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Includes 9,970 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Includes 10,723 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 10,723 options currently exercisable issued under the Company’s Stock Incentive Plans.

6 Includes 2,723 options currently exercisable issued under the Company’s Stock Incentive Plans.

7 Includes 4,723 options currently exercisable issued under the Company’s Stock Incentive Plans.

8 Includes 10,000 shares in the name of Mr. Strasburg’s wife.

9 The group total includes 93,695 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 88,612 options that are currently unexercisable. The group total includes 81,167 shares and 6,162 currently exercisable options held by Robb Engle, Executive Vice President, 600 shares and 1,050 currently exercisable options held by Maria Kuha, a Vice President and 6,162 currently exercisable options held by Christopher Cichetti, a Vice President.

10 Emancipation Management LLC, Charles Frumberg and Circle N Advisors share the power to dispose or to direct the disposition of these shares. The Company does not consider these holders to be “affiliates” of the Company.

11 The address of this person is 299 Park Avenue, New York, NY 10171.

12 The address of this person is 1065 Main Street, Suite F, PO Box 336, Fishkill, NY 12524.

13 The address of this person is 3 Rivers Edge, Newburgh, NY 12550.

14 The address of this person is 3697 Se Doubleton Drive, Stuart, FL 34997.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	250,759	$4.84	1,212,793

Total	250,759		1,212,793

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan (the "2013 Plan"), up to 2,500,000 options and shares can be granted to officers, directors, consultants and employees of the Company and its subsidiaries .. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2023, there were 250,759 options outstanding under the 2013 plan.

2023 Stock Incentive Plan

In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The 2023 Plan is intended to supplement and replace the 2013 Plan under which no additional options or shares may be granted after June 2023. Under the 2023 Plan, options expire ten years after the date of grant. Adoption of the 2023 Plan remains subject to shareholder approval which shall be sought at the Company’s annual meeting in August 2023. No options or shares have been granted under the 2023 Plan.

Under the 2013 Plan and the 2023 Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three-year period during the term of the option and terminating at a stipulated period of time after an employee's termination of employment.

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

Audit Fees

For fiscal 2023 the Company paid or accrued fees of approximately $100,000 for services rendered by Marcum LLP, its independent auditors. These fees included audit and review services.

For fiscal 2023 and 2022, the Company paid or accrued fees of approximately $46,000 and $129,000, respectively, for services rendered by Friedman LLP, its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees

For fiscal 2023 and 2022, the Company paid or accrued tax preparation fees of approximately $18,000 and $14,000, respectively, for services rendered by RBSM, LLP.

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2023 and fiscal 2022.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(d) [3]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(e) [3]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(g) [4]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(h)[5]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(j)[6]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(p)[7]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(q)[7]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(r)[8]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(s)[10]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(t)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(u)[9]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(v)[10]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(w)[10]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(x)[10]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(y)[11]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(z)[11]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(aa)[11]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(bb)[11]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(cc)[11]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(dd)[11]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
14[12]	Code of Ethics.
21[13]	Subsidiaries of Issuer.
23.1[13]	Consent of Marcum LLP
23.2[13]	Consent of Friedman LLP
31.1[13]	Rule 13a-14/15d – 14(a) Certification.
31.2[13]	Rule 13a-14/15d – 14(a) Certification.
32.1[13]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[13]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[13]	XBRL Instance Document — This instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH[13]	XBRL Taxonomy Extension Schema Document.
101.CAL[13]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[13]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[13]	XBRL Extension Label Linkbase Document.
101.PRE[13]	XBRL Taxonomy Extension Presentation Linkbase Document.
104[13]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[5]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[6]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[7]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2019.
[12]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2020 and filed with the Securities and Exchange Commission on September 17, 2020.
[13]	Filed herewith.

ITEM 16	10-K SUMMARY

None.

SONO-TEK CORPORATION

FORM 10-K

ITEM 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

FOR THE YEARS ENDED FEBRUARY 28, 2023 and 2022

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
Marcum LLP (PCAOB ID No: 688)

Friedman LLP (PCAOB ID No: 711)

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of February 28, 2023 and 2022

Consolidated Statements of Income

For the Years Ended February 28, 2023 and 2022

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2023 and 2022

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2023 and 2022

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation (the “Company”) as of February 28, 2023, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended February 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023, and the results of its operations and its cash flows for the year ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

East Hanover, New Jersey
May 25, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation (the “Company”) as of February 28, 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended February 28, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022, and the results of its operations and its cash flows for the year ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We served as the Company’s auditor from 2020 through 2022.

East Hanover, New Jersey

May 24, 2022

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28, 2023	February 28, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$3,354,601	$4,840,558
Marketable securities	8,090,000	5,867,990
Accounts receivable (less allowance of $12,225 and 56,123, respectively)	1,633,866	1,092,505
Inventories	3,242,909	2,373,242
Prepaid expenses and other current assets	254,046	323,304
Total current assets	16,575,422	14,497,599

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,624,996	2,561,184
Intangible assets, net	57,202	76,015
Deferred tax asset	667,098	240,736

TOTAL ASSETS	$20,174,718	$17,625,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$810,863	$684,511
Accrued expenses	1,427,446	1,804,028
Customer deposits	2,838,165	1,167,968
Income taxes payable	381,421	58,874
Total current liabilities	5,457,895	3,715,381

Deferred tax liability	82,865	168,840

Total Liabilities	5,540,760	3,884,221

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,742,073 and 15,729,175 issued and outstanding as February 28, 2023, and 2022, respectively	157,421	157,292
Additional paid-in capital	9,566,898	9,310,287
Accumulated earnings	4,909,639	4,273,734

Total stockholders’ equity	14,633,958	13,741,313

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,174,718	$17,625,534

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 28, 2023	February 28, 2022

Net Sales	$15,058,203	$17,132,710
Cost of Goods Sold	7,406,196	8,520,156
Gross Profit	7,652,007	8,612,554

Operating Expenses
Research and product development	2,149,525	1,729,509
Marketing and selling	3,169,730	3,367,403
General and administrative	1,649,761	1,626,306
Total Operating Expenses	6,969,016	6,723,218

Operating Income	682,991	1,889,336

Other Income (Expense):
Interest and Dividend Income	140,042	9,496
Net unrealized loss on marketable securities	(33,119)	—
Paycheck Protection Program Loan Forgiveness	—	1,005,372
Income before Income Taxes	789,914	2,904,204

Income Tax Expense	154,009	361,631

Net Income	$635,905	$2,542,573

Basic Earnings Per Share	$0.04	$0.16

Diluted Earnings Per Share	$0.04	$0.16

Weighted Average Shares – Basic	15,735,451	15,586,404

Weighted Average Shares – Diluted	15,769,499	15,623,485

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 28, 2023 AND 2022

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Total Stockholders’ Equity
Balance - February 28, 2021	15,452,656	$154,527	$9,064,994	$1,731,161	$10,950,682

Stock based compensation expense			179,283		179,283
Cashless exercise of stock options	249,019	2,490	(2,490)		—
Proceeds from exercise of stock options	27,500	275	68,500		68,775
Net Income				2,542,573	2,542,573
Balance - February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313

Stock based compensation expense			256,740		256,740
Cashless exercise of stock options	12,898	129	(129)		—
Net Income				635,905	635,905
Balance - February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$635,905	$2,542,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,868	435,525
Stock based compensation expense	256,740	179,283
Accounts receivable reserve	(43,898)	—
Inventory reserve	4,864	43,381
Paycheck Protection Program Loan Forgiveness	—	(1,005,372)
Unrealized loss on marketable securities	33,119	_
Deferred tax asset, net	(512,337)	(17,620)
(Increase) Decrease in:
Accounts receivable	(497,463)	665,297
Inventories	(874,531)	194,483
Prepaid expenses and other assets	69,258	(171,988)
(Decrease) Increase in:
Accounts payable	126,352	(606,241)
Accrued expenses	(376,582)	53,112
Customer deposits	1,670,197	1,427
Income taxes payable	322,547	5,307
Net Cash Provided by Operating Activities	1,325,039	2,319,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(555,867)	(326,942)
Purchase of marketable securities, net	(2,255,129)	(1,304,520)
Net Cash Used In Investing Activities	(2,810,996)	(1,631,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	68,775
Net Cash Provided By Financing Activities	—	68,775

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,485,957)	756,480

CASH AND CASH EQUIVALENTS:
Beginning of year	4,840,558	4,084,078
End of year	$3,354,601	$4,840,558

Supplemental Cash Flow Disclosure:
Interest Paid	$—	$—
Income Taxes Paid	$363,590	$373,928

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2023 AND FEBRUARY 28, 2022

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for fiscal 2023 and fiscal 2022 was $297,500 and $178,500, respectively.

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

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At February 28, 2023, the Company had 2,892,000 of cash in excess of the FDIC insured limit.

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

Equipment, Furnishings and Leasehold Improvements - Equipment, furnishings and leasehold improvements are stated at cost. Depreciation of equipment and furnishings is computed by use of the straight-line method based on the estimated useful lives of the assets, which range from three to five years .

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2023 and February 28, 2022, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – February 28, 2023	$7,361,000	$729,000	$—	$8,090,000

Marketable Securities – February 28, 2022	$5,716,338	$151,652	$—	$5,867,990

Marketable Securities include certificates of deposit and US Treasury securities, totaling $8,090,000 and $5,867,990 that are considered to be highly liquid and easily tradeable as of February 28, 2023 and February 28, 2022, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2023 and February 28, 2022, there were no uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen years for domestic patents and twelve years for foreign patents, which is considered the useful life. The accumulated amortization of patents is $202,681 and $192,490 at February 28, 2023 and February 28, 2022, respectively. Annual amortization expense of such intangible assets is expected to be approximately $11,000 per year for the next five years.

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

At February 28, 2023 and 2022, the Company had Land, stated at cost of $250,000.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded for the years ended February 28, 2023 and February 28, 2022 on the Company’s long-lived assets.

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

New Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted ASU 2016-13 as updated and does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Other than Accounting Standards Update (“ASU”) ASU 2016-13 discussed above, all new accounting pronouncements issued but not yet effective have been deemed to be not applicable to the Company. Hence, the adoption of these new accounting pronouncements, once effective, is not expected to have an impact on the Company.

Product Warranty - Expected future product warranty expense is recorded when revenue is recognized for product sales.

Reclassifications - Building, equipment, leasehold improvements reclassifications have been made to the fiscal 2022 consolidated financial statements to conform to the fiscal 2023 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Research and Product Development Expenses - Research and product development expenses represent engineering and other expenditures incurred for developing new products, for refining the Company's existing products and for developing systems to meet unique customer specifications for potential orders or for new industry applications and are expensed as incurred.

During fiscal 2023 and fiscal 2022, the Company spent approximately $2,149,000 and $1,730,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services.

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

The Company has encountered challenges in procuring supplies of various materials and components, and electronic components in particular, due to well-documented shortages and constraints in the global supply chain. Lead times for ordered components may vary significantly, and some components used to manufacture our products are provided by a limited number of sources. The Company experienced lengthened lead times throughout its supply chain as a result of supply chain constraints and material shortages that have occurred through fiscal year 2023. This has been exacerbated by the recent resurgence of the COVID-19 pandemic in certain parts of China, which has resulted in the temporary closure of manufacturing facilities, including those that manufacture electronic parts that the Company includes in its products.

NOTE 3: REVENUE RECOGNITION

The Company’s sales revenue is derived primarily from short term contracts with customers, which, on average, are in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

Sales revenue is recognized when control of the Company’s manufactured equipment is transferred to its customers in an amount that reflects the consideration the Company expects to receive based upon the agreed transaction price. The Company’s performance obligations are satisfied when its customers take control of the purchased equipment, in accordance with the contract terms. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a transaction is negotiated. The Company does not grant its customers or independent representatives the ability to return equipment nor does it grant price adjustments after a sale is complete.

The Company does not capitalize any sales commission costs related to the acquisition of a contract. All commissions related to a performance obligation that are satisfied at a point in time are expensed when the customer takes control of the purchased equipment and revenue is recognized.

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one-year or less.

At February 28, 2023, the Company had received $2,838,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $145,000 to secure these cash deposits. At February 28, 2023, the Company was utilizing $145,000 of its available credit line to collateralize these letters of credit.

At February 28, 2022, the Company had received $1,168,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $5,000 to secure these cash deposits. At February 28, 2022, the Company was utilizing $5,000 of its available credit line to collateralize these letters of credit.

The Company’s sales revenue, by product line is as follows:

	Twelve Months Ended
	February 28,		February 28,
	2023	% of total	2022	% of total
Fluxing Systems	$1,179,000	8%	$691,000	4%
Integrated Coating Systems	1,114,000	7%	1,182,000	7%
Multi-Axis Coating Systems	6,785,000	45%	9,912,000	58%
OEM Systems	2,144,000	14%	2,381,000	14%
Other	3,836,000	26%	2,967,000	17%
TOTAL	$15,058,000		$17,133,000

NOTE 4: STOCK-BASED COMPENSATION

Stock Options – Under the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2023, there were 250,759 options outstanding under the 2013 plan.

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

During fiscal 2023, the Company granted options to acquire 28,239 shares to employees exercisable at prices ranging from $5.45 to $5.96 and options to acquire 16,500 shares to the non-employee members of the board of directors with an exercise price of $5.50. The options granted to employees and directors vest over three years and expire in ten years . The options granted by the Company during fiscal 2023 had a combined weighted average grant date fair value of $3.44 per share.

During fiscal 2022, the Company granted options to acquire 138,085 shares to employees exercisable at prices ranging from $3.19 to $6.26 and options to acquire 30,250 shares to the non-employee members of the board of directors with an exercise price of $3.19. The options granted to employees and directors vest over three years and expire in ten years . The options granted by the Company during fiscal 2022 had a combined weighted average grant date fair value of $2.76 per share.

A summary of the activity for fiscal 2023 and fiscal 2022 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Term - Years
Balance - February 28, 2021	508,459	333,500	$2.35	$2.17	6.99
Granted	168,335		5.10
Exercised	(403,334)		(2.12)
Cancelled	(19,750)		(3.27)
Balance - February 28, 2022	253,710	61,690	$4.46	$3.53	8.94

Granted	44,739		$5.71
Exercised	(16,973)		(1.77)
Cancelled	(30,717)		(4.66)
Balance - February 28, 2023	250,759	133,609	$4.84	$4.62	8.52

The aggregate intrinsic value of the Company’s vested and exercisable options at February 28, 2023 was $155,077.

For the years ended February 28, 2023 and 2022 the Company recognized $256,740 and $179,283 in stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of February 28, 2023 was $288,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures. During the year ended February 28, 2023, the Company had net settlement exercises of stock options, whereby, the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended February 28, 2023 resulted in 12,898 shares of common stock issued.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 28, 2023	February 28, 2022
Expected life	5 - 8 years	5 - 8 years
Risk free interest rate	2.82% - 4.02%	0.78% – 2.0%
Expected volatility	55.02% - 62.01%	50.73% - 57.13%
Expected dividend yield	0%	0%

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28, 2023	February 28, 2022
Raw materials and subassemblies	$1,868,689	$1,250,589
Finished goods	613,915	779,533
Work in process	760,305	343,120
Total	$3,242,909	$2,373,242

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at February 28, 2023 and 2022, totaled $332,525 and $327,661, respectively.

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Buildings, equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 28,
	2023	2022
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,647,951	1,421,845
Machinery and equipment	1,807,817	1,729,587
Leasehold improvements	789,044	715,999
Tradeshow and demonstration equipment	1,137,346	1,137,346
Furniture and fixtures	1,302,545	1,206,918
Totals	8,934,703	8,461,695
Less: Accumulated depreciation	(6,309,707)	(5,900,511)
	$2,624,996	$2,561,184

Depreciation expense for the years ended February 28, 2023 and February 28, 2022 was $492,055 and $416,083, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2023	February 28, 2022
Accrued compensation	$352,619	$449,673
Estimated warranty costs	500,650	622,775
Accrued commissions	157,927	195,540
Professional fees	100,921	104,850
Other accrued expenses	315,329	431,190
Total accrued expenses	$1,427,446	$1,804,028

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 7.75% at February 28, 2023 and 3.25% at February 28, 2022. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 28, 2023, $145,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued to customers that have remitted cash deposits to the Company on existing orders. The Letters of Credit expire in May and July 2023. As of February 28, 2023, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,355,000.

As of February 28, 2022, $5,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expire in May 2023. As of February 28, 2022, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,495,000.

NOTE 9: LONG-TERM DEBT

In fiscal year 2021, the Company obtained a loan under the Paycheck Protection Program for $1,001,640. In April 2021, the Company received notice from the SBA that the loan was forgiven in full and recorded a gain on forgiveness of $1,005,372, which is recorded on the consolidated statements of income in fiscal 2022.

NOTE 10: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	February 28, 2023	February 28, 2022
Expected federal income tax	$165,882	$609,883
State tax, net of federal	37,204	37,894
Research and development tax credits	(127,329)	(101,573)
Permanent differences	78,252	(179,320)
Other	—	(5,253)
Income tax expense	$154,009	$361,631

Components of the current and deferred tax expense are as follows:

	February 28,
	2023	2022
Current:
Federal	$438,263	$341,882
State	83,525	38,536
Total current income tax	521,788	380,418

Deferred:
Federal	(321,458)	(18,787)
State	(46,321)	—
Total deferred income tax	(367,779)	(18,787)

Income tax expense	$154,009	$361,631

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

The incorporation of the new tax laws for 2023, requires the Company to capitalize for income tax purposes research and development expenses incurred during the year and for such expenses to be amortized over a five year period. As a result, a deferred tax asset “Capitalized R&D expenses – IRC Section 174” has been recorded.

The Company does not have any uncertain tax positions in 2023. There are no interest and penalties related to uncertain tax positions in 2023. As of February 28, 2023, open years related to the federal and state jurisdictions are 2022, 2021 and 2020.

The deferred tax asset and liability are comprised of the following:

	February 28, 2023	February 28, 2022
Deferred tax asset
Allowance for inventory	$76,000	$69,000
Allowance for accounts receivable	3,000	12,000
Capitalized R&D expenses – IRC Section 174	441,000	—
Accrued expenses and other	147,000	160,000
Deferred tax asset – Long Term	$667,000	$241,000

Deferred tax liability
Building and leasehold depreciation	(83,000)	(169,000)
Deferred tax liability – Long Term	$(83,000)	$(169,000)

NOTE 11: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2023	February 28, 2022

Numerator for basic and diluted earnings per share	$635,905	$2,542,573

Denominator for basic earnings per share - weighted average	15,735,451	15,586,404

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	34,048	37,081
Denominator for diluted earnings per share	15,769,499	15,623,485

Basic Earnings Per Share – Weighted Average	$0.04	$0.16

Diluted Earnings Per Share – Weighted Average	$0.04	$0.16

NOTE 12: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	February 28, 2023	February 28, 2022
Asia Pacific (APAC)	3,260,000	5,301,000
Europe, Middle East, Asia (EMEA)	3,448,000	5,255,000
Latin America	1,546,000	1,097,000
	$8,254,000	$11,653,000

During fiscal 2023 and fiscal 2022, sales to foreign customers accounted for approximately $8,254,000 and $11,653,000, or 55% and 68% respectively, of total revenues.

The Company had two customers which accounted for 14% of sales during fiscal 2023. Four customers accounted for 44% of the outstanding accounts receivables at February 28, 2023.

The Company had two customers which accounted for 24% of sales during fiscal 2022. Three customers accounted for 41% of the outstanding accounts receivables at February 28, 2022.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit discussed in Notes 3 and 8, the Company did not have any material commitments or contingencies as of February 28, 2023.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of February 28, 2023, the Company did not have any pending legal actions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2023

Sono-Tek Corporation

(Registrant)

By: /s/ Dr. Christopher L. Coccio

Dr. Christopher L. Coccio,

Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 25, 2023	/s/ Eric Haskell	May 25, 2023
Christopher L. Coccio		Eric Haskell
Chief Executive Officer, Chairman and Director		Director

/s/ Stephen J. Bagley	May 25, 2023	/s/ Dr. Joseph Riemer	May 25, 2023
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 25, 2023	/s/ Philip A. Strasburg	May 25, 2023
Carol O’Donnell		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 25, 2023	/s/ Dr. Donald F. Mowbray	May 25, 2023
R. Stephen Harshbarger		Donald F. Mowbray
President and Director		Director