Form 10-Q
period 2023-05-31
SONO TEK CORP
filed 2023-07-13
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 12, 2023
Class
Common Stock, par value $.01 per share	15,743,484

SONO-TEK CORPORATION

Item 1 – Condensed Consolidated Financial Statements:

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2023	February 28,
	(Unaudited)	2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,294,339	$3,354,601
Marketable securities	7,847,008	8,090,000
Accounts receivable (less allowance of $12,225)	1,141,476	1,633,866
Inventories	3,755,057	3,242,909
Prepaid expenses and other current assets	189,300	254,046
Total current assets	17,227,180	16,575,422

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,642,801	2,624,996
Intangible assets, net	53,193	57,202
Deferred tax asset	726,777	667,098

TOTAL ASSETS	$20,899,951	$20,174,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$933,630	$810,863
Accrued expenses	1,339,289	1,427,446
Customer deposits	3,610,575	2,838,165
Income taxes payable	262,571	381,421
Total current liabilities	6,146,065	5,457,895

Deferred tax liability	18,227	82,865
Total liabilities	6,164,292	5,540,760

Commitments and Contingencies (Note 9)	-	-

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,742,073 and 15,742,073 shares issued and outstanding, respectively	157,421	157,421
Additional paid-in capital	9,615,193	9,566,898
Accumulated earnings	4,963,045	4,909,639
Total stockholders’ equity	14,735,659	14,633,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,899,951	$20,174,718

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2023	2022

Net Sales	$3,603,018	$4,051,535
Cost of Goods Sold	1,825,786	1,944,522
Gross Profit	1,777,232	2,107,013

Operating Expenses
Research and product development costs	656,438	516,633
Marketing and selling expenses	800,784	789,862
General and administrative costs	411,626	419,993
Total Operating Expenses	1,868,848	1,726,488

Operating (Loss)/Income	(91,616)	380,525

Interest and Dividend Income	105,990	7,415
Net unrealized gain/(loss) on marketable securities	17,658	(11,853)

Income Before Income Taxes	32,032	376,087

Income Tax (Benefit) Expense	(21,374)	70,451

Net Income	$53,406	$305,636

Basic Earnings Per Share	$0.00	$0.02

Diluted Earnings Per Share	$0.00	$0.02

Weighted Average Shares - Basic	15,742,073	15,729,175

Weighted Average Shares - Diluted	15,769,442	15,752,424

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2023 AND 2022

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958
Stock based compensation expense		—	48,295		48,295
Net Income		—		53,406	53,406
Balance, May 31, 2023 (unaudited)	15,742,073	$157,421	$9,615,193	$4,963,045	$14,735,659

Balance, February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313
Stock based compensation expense		—	69,369		69,369
Net Income		—		305,636	305,636
Balance, May 31, 2022 (unaudited)	15,729,175	$157,292	$9,379,656	$4,579,370	$14,116,318

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$53,406	$305,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,208	107,640
Stock based compensation expense	48,295	69,369
Inventory reserve	(10,582)	—
Unrealized (gain)/loss on marketable securities	(17,658)	11,853
Deferred tax expense	(124,317)	(14,676)
Decrease (Increase) in:
Accounts receivable	492,390	(393,866)
Inventories	(501,566)	(519,955)
Prepaid expenses and other current assets	64,746	116,419
(Decrease) Increase in:
Accounts payable	122,767	298,619
Accrued expenses	(88,157)	(115,656)
Customer deposits	772,410	497,168
Income taxes payable	(118,850)	69,127
Net Cash Provided by Operating Activities	828,092	431,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(149,004)	(54,331)
Sale of marketable securities	260,650	2,457,207
Net Cash Provided by Investing Activities	111,646	2,402,876

NET INCREASE IN CASH AND CASH EQUIVALENTS	939,738	2,834,554

CASH AND CASH EQUIVALENTS
Beginning of period	3,354,601	4,840,558
End of period	$4,294,339	$7,675,112

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Taxes Paid	$221,942	$16,000

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2023 and 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2023 (“fiscal year 2023”) contained in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on May 25, 2023. The Company’s current fiscal year ends on February 29, 2024 (“fiscal 2024”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At May 31, 2023, $3,286,828 of the Company's bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2023 and February 28, 2023, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – May 31, 2023	$6,468,008	$1,379,000	$—	$7,847,008

Marketable Securities – February 28, 2023	$7,361,000	$729,000	$—	$8,090,000

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $7,847,008 and $8,090,000 as of May 31, 2023 and February 28, 2023, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2023 and February 28, 2023, there were no accruals for uncertain tax positions.

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

At May 31, 2023 and February 28, 2023, the Company had land, stated at cost of $250,000.

At May 31, 2023 and February 28, 2023, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,642,801 and $2,624,996, respectively, net of accumulated depreciation.

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

Uncertainties - Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency the Company continues to actively monitor the COVID-19 developments and potential impact on the Company's employees, business and operations. The effects of COVID-19 did not have a significant impact on the Company's result of operations or financial condition for the three months ended May 31, 2023. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on future results of operations or financial condition.

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

At May 31, 2023, the Company had received approximately $3,611,000 in cash deposits, representing contract liabilities, and had issued a Letter of Credit in the amount of $140,000 to secure a cash deposit submitted by a customer. At May 31, 2023, the Company was utilizing $140,000 of its available credit line to collateralize this letter of credit.

At February 28, 2023, the Company had received approximately $2,838,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $145,000 to secure these cash deposits. During the three months ended May 31, 2023, the Company recognized $997,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Three Months Ended May 31,
	2023	% of total	2022	% of total
Fluxing Systems	$236,000	6%	$309,000	8%
Integrated Coating Systems	309,000	9%	168,000	4%
Multi-Axis Coating Systems	1,763,000	49%	1,979,000	49%
OEM Systems	274,000	8%	554,000	14%
Spare Parts, Services and Other	1,021,000	28%	1,042,000	25%
TOTAL	$3,603,000		$4,052,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2023	2023
Raw materials and subassemblies	$2,066,079	$1,868,689
Finished goods	832,006	613,915
Work in process	856,972	760,305
Total	$3,755,057	$3,242,909

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at May 31, 2023 and February 28, 2023 totaled $321,943 and $332,525, respectively.

NOTE 5: STOCK BASED COMPENSATION

Stock Options - Under the 2013 Stock Incentive Plan ("2013 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2023, there were 254,983 options outstanding under the 2013 Plan, of which 133,926 are vested.

The Company accounts for stock-based compensation under ASC 718, “Share Based Payments”, which requires companies to expense the value of employee stock options and similar awards. The Company accounts for forfeitures as they occur.

During the three months ended May 31, 2023, the Company granted options to acquire 4,224 shares to employees at an exercise price of $5.60. The options granted to employees vest over three years and expire ten years from the date of issuance. The options granted during the three months ended May 31, 2023 had a grant date fair value of $3.55 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Three Months Ended May 31, 2023
Expected Life	8 years
Risk free interest rate	3.73%
Expected volatility	55.96%
Expected dividend yield	0%

For the three months ended May 31, 2023 and 2022 the Company recognized $48,295 and $69,369 in stock based compensation expense, respectively. Such amounts are included in general and administration expenses on the unaudited condensed consolidated statements of income.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2023	2022

Numerator for basic and diluted earnings per share	$53,406	$305,636

Denominator for basic earnings per share - weighted average	15,742,073	15,729,175

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	27,369	23,249
Denominator for diluted earnings per share	15,769,442	15,752,424

Basic Earnings Per Share	$0.00	$0.02

Diluted Earnings Per Share	$0.00	$0.02

At May 31, 2023, the Company had 137,393 outstanding options which were not included in the computation of diluted earnings per share. The exercise price of these options was in excess of the market price and the inclusion of these options would have an anti-dilutive effect.

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 8.25% at May 31, 2023 and 7.75% at February 28, 2023. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of May 31, 2023, $140,000 of the Company’s credit line was being utilized to collateralize a letter of credit issued to a customer that remitted a cash deposit to the Company on an existing order. The letter of credit expires in July 2023. As of May 31, 2023, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,360,000.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	May 31, 2023	May 31, 2022
Asia Pacific (APAC)	572,000	706,000
Europe, Middle East, Asia (EMEA)	426,000	990,000
Latin America	237,000	418,000
	$1,235,000	$2,114,000

During the three months ended May 31, 2023 and 2022, sales to foreign customers accounted for approximately $1,235,000 and $2,114,000, or 34% and 52% respectively, of total revenues.

The Company had one customer which accounted for 14% of sales during the first quarter of fiscal 2024. One customer accounted for 22% of the outstanding accounts receivables at May 31, 2023.

Three customers accounted for 40% of the outstanding accounts receivables at May 31, 2022.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Other than the Letter of Credit discussed in Notes 3 and 7, the Company did not have any material commitments or contingencies as of May 31, 2023.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of May 31, 2023, the Company did not have any pending legal actions.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the continued abatement of the COVID-19 pandemic and any residual effects; the recovery of the Electronics/Microelectronics and Medical markets following COVID-19 related slowdowns; and further adverse effects to our supply chain; maintenance of increased order backlog, including effects of any COVID-19 related cancellations; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; maintenance of increased order backlog; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

We are a global business with approximately 34% of our sales generated from outside the United States and Canada in the first three months of fiscal 2024. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs.

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

First Quarter Fiscal 2024 Highlights (compared with the first quarter of fiscal 2023 unless otherwise noted) We refer to the three-month periods ended May 31, 2023 and 2022 as the first quarter of fiscal year 2024 and fiscal year 2023, respectively.

•	Backlog at May 31, 2023 was $9.96 million, a record high and a 17% increase compared to backlog at February 28, 2023, (“fiscal 2023”). The large increase in backlog resulted from the growing momentum of new high value machine orders received from the clean energy sector and a longer than typical manufacturing cycle for our multi-axis platforms due to supply chain disruptions.

•	Cash reserves were used to maintain inventory levels to provide a level of protection against further supply chain problems. Most of our larger orders require significant cash deposits and these deposits enable us to invest in needed inventory and make prudent investments in equipment.

•	Net Sales were $3,603,000, a decrease of 11%, significantly impacted by delayed shipments of multi-axis systems to the medical market.

•	Gross Profit decreased 16 % to $1,777,000 due to the decrease in net sales, and Gross Margin decreased 270 basis points to 49.3%.

•	Operating income decreased $473,000 to an operating loss of $92,000 when compared to the prior year period. The decrease is due to the current period’s decrease in gross profit and an increase in our research and development activities.

•	Interest, dividend income and unrealized gain on marketable securities increased $128,000 to $124,000 due to the current high interest rate environment.

•	As of May 31, 2023, the Company had $12.1 million in cash, cash equivalents and marketable securities and no outstanding debt.

Results of Operations

Sales:

Product Sales:

	Three Months Ended May 31,				Change
	2023	% of total	2022	% of total	$	%
Fluxing Systems	$236,000	6%	$309,000	8%	(73,000)	(24%)
Integrated Coating Systems	309,000	9%	168,000	4%	141,000	84%
Multi-Axis Coating Systems	1,763,000	49%	1,979,000	49%	(216,000)	(11%)
OEM Systems	274,000	8%	554,000	14%	(280,000)	(51%)
Spare Parts, Services and Other	1,021,000	28%	1,042,000	25%	(21,000)	(2%)
TOTAL	$3,603,000		$4,052,000		$(449,000)	(11%)

Integrated Coating System sales increased by 84%, largely due to the final delivery of a multi-system order to an industrial market customer. Sales of Multi-Axis coating systems recorded an 11% decrease due to lingering supply chain challenges, resulting in the shipping delay of several large system orders into planned Q2 and Q3 fiscal 2024 shipments. OEM System sales decreased by 51% resulting from several OEM customers purchasing higher than typical quantities of systems in FY2023 to build excess inventory in advance of potential future supply chain issues.

Market Sales:

	Three Months Ended May 31,				Change
	2023	% of total	2022	% of total	$	%
Electronics/Microelectronics	$1,375,000	38%	$1,287,000	32%	88,000	7%
Medical	383,000	11%	1,675,000	41%	(1,292,000)	(77%)
Alternative Energy	833,000	23%	609,000	15%	224,000	37%
Emerging R&D and Other	126,000	3%	203,000	5%	(77,000)	(38%)
Industrial	886,000	25%	278,000	7%	608,000	219%
TOTAL	$3,603,000		$4,052,000		$(449,000)	(11%)

Sales to the Alternative Energy and Industrial markets increased by 37% and 219% respectively. The Alternative Energy market was influenced by the continued adoption of Sono-Tek platforms used in the manufacturing of critical membranes for carbon capture, green hydrogen generation and fuel cells applications, and the Industrial market was positively impacted by the final shipment of a multi-system order. Sales to the Medical market decreased by 77%, impacted by the delayed delivery of several multi-axis coating machines due to supply chain challenges. These systems are presently scheduled for shipment in fiscal 2024.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2023	2022	$	%
U.S. & Canada	$2,368,000	$1,938,000	$430,000	22%
Asia Pacific (APAC)	572,000	706,000	(134,000)	(19%	)
Europe, Middle East, Asia (EMEA)	426,000	990,000	(564,000)	(57%	)
Latin America	237,000	418,000	(181,000)	(43%	)
TOTAL	$3,603,000	$4,052,000	$(449,000)	(11%	)

In the first quarter of fiscal 2024, approximately 66% of our sales were to customers in the US and Canada compared to 48% in the comparable period of fiscal 2023. The increased sales to the US and Canada were positively impacted by several US government initiatives to invest in the green energy sector and advanced research markets. EMEA sales decreased by 57% in Q1 fiscal year 2024, influenced by supply chain related shipment delays of multi-axis systems.

Gross Profit:

	Three Months Ended May 31,		Change
	2023	2022	$	%
Net Sales	$3,603,000	$4,052,000	$(449,000)	(11%	)
Cost of Goods Sold	1,826,000	1,945,000	(119,000)	(6%	)
Gross Profit	$1,777,000	$2,107,000	$(330,000)	(16%	)

Gross Profit %	49.3%	52.0%

Our gross profit decreased $330,000, or 16%, to $1,777,000 for the first quarter of fiscal 2024 compared with $2,107,000 in fiscal 2023. Our gross profit margin decreased 270 basis points to 49.3% in the first quarter of fiscal 2024 compared to 52.0% in fiscal 2023. The decrease in gross profit margin during the quarter is primarily due to a decrease in sales of our OEM and Multi-Axis Coating products.

Our OEM products typically generate relatively higher margins when compared to our other product lines. Sales of our Multi-Axis Coating products decreased due to continuing supply chain delays. During the current period, the gross profit percentage on our Multi-Axis Coating products decreased slightly when compared to the prior year. These decreases were partially offset by increased sales of our Integrated Coating products.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2023	2022	$	%
Research and product development	$656,000	$516,000	$140,000	27%
Marketing and selling	$801,000	$790,000	$11,000	1%
General and administrative	$412,000	$420,000	$(8,000)	(2%	)
Total Operating Expenses	$1,869,000	$1,726,000	$143,000	8%

Research and Product Development:

Research and product development costs increased in the first quarter of fiscal 2024 due to increased salaries resulting from an increase in personnel and research and development materials and supplies, which are directed at the focused growth initiatives we continue to implement.

Marketing and Selling:

Marketing and selling expenses increased in the first quarter of fiscal 2024 due to increased salaries, travel and trade show expenses. These increases were partially offset by a decrease in commission expense.

General and Administrative:

General and administrative expenses decreased in the first quarter of fiscal 2024 due to decreases in stock based compensation expense, professional fees and corporate expenses. These decreases were partially offset by an increase in salaries.

Operating (Loss) Income:

In the first quarter of fiscal 2024, our operating income decreased $473,000 when compared to fiscal 2023, to an operating loss of $92,000. The current period’s operating loss is a result of a decrease in gross profit combined with an increase in operating expenses in the first quarter of fiscal 2024.

Interest and Dividend Income:

Interest and dividend income increased $99,000 to $106,000 in the first quarter of fiscal 2024 as compared with $7,000 for the first quarter of fiscal 2023. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2023, the majority of our holdings are rated at or above investment grade.

Income Tax (Benefit) Expense:

We recorded an income tax benefit of $21,000 for the first quarter of fiscal 2024 compared with income tax expense of $70,000 for the first quarter of fiscal 2023. The decrease in income tax expense is due to the application of available research and development tax credits in the quarter partially offset by an increase in permanent timing differences.

Net Income:

Net income decreased by $253,000 to $53,000 in the first quarter of fiscal 2024 compared with $306,000 in the prior year period. The decrease in net income is primarily a result of a decrease in operating income partially offset by an increase in interest & dividend income.

Impact of Covid 19

Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency the Company continues to actively monitor the COVID-19 developments and potential impact on the Company's employees, business and operations. With the exception of lingering supply chain challenges, the effects of COVID-19 did not have a significant impact on the Company's results of operations or financial condition for the three months ended May 31, 2023. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on future results of operations or financial condition.

Liquidity and Capital Resources

Working Capital – Our working capital decreased $36,000 to $11,081,000 at May 31, 2023 from $11,117,000 at February 28, 2023. The decrease in working capital was primarily the result of the current period's net income, noncash charges and purchases of equipment.

We aggregate cash, cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2023 and February 28, 2023, our working capital included:

	May 31, 2023	February 28, 2023	Cash Increase
Cash and cash equivalents	$4,294,000	$3,355,000	$939,000
Marketable securities	7,847,000	8,090,000	(243,000)
Total	$12,141,000	$11,445,000	$696,000

The following table summarizes the accounts and the major reasons for the $696,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$102,000	To reconcile increase in cash.
Accounts receivable decrease	492,000	Timing of cash receipts.
Inventories increase	(502,000)	Additional raw material purchases due to supply chain delays and an increase in finished goods for customer orders.
Customer deposits increase	772,000	Received for new orders.
Accounts payable increase	123,000	Timing of disbursements.
Accrued expenses decrease	(88,000)	Timing of disbursements.
Prepaid and Other Assets decrease	65,000	Decreased prepaid expenses.
Income taxes payable decrease	(119,000)	Timing of disbursements.
Equipment purchases	(149,000)	Equipment and facilities upgrade.
Net increase in Cash	$696,000

Stockholders’ Equity – Stockholder’s Equity increased $102,000 from $14,634,000 at February 28, 2023 to $14,736,000 at May 31, 2023. The increase is a result of the current period’s net income of $53,000 and $48,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $828,000 of cash in our operating activities in the first quarter of fiscal 2024 compared to $432,000 of cash in the first quarter of fiscal 2023, an increase of $396,000. The increase was mostly the result of a decrease in accounts receivable and an increase in customer deposits partially offset by increases in inventories and a decrease in income taxes payable.

Investing Activities – For the first quarter of fiscal 2024, our investing activities generated $112,000 of cash compared with $2,403,000 for the first quarter of fiscal 2023. For the first quarters of fiscal 2024 and 2023, we used $149,000 and $54,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first quarters of fiscal 2024 and 2023, our marketable securities provided $261,000 and $2,457,000, respectively, of cash.

Net Increase in Cash and Cash Equivalents – In the first quarter of fiscal 2024, our cash balance increased by $940,000 as compared to an increase of $2,834,000 in the first quarter of 2023. In the first quarter of fiscal 2024, our operating activities generated $828,000 of cash and our marketable securities generated $261,000 of cash. In addition, we used $149,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2023.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2023 and May 31, 2022, there were no uncertain tax provisions.

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

Although the Company's assets included $4,294,000 in cash and $7,847,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2023. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023.

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

Dated: July 13, 2023

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer