Form 10-Q
period 2023-08-31
SONO TEK CORP
filed 2023-10-12
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 11, 2023
Class
Common Stock, par value $.01 per share	15,743,483

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2023	February 28,
	(Unaudited)	2023
ASSETS

Current Assets:
Cash and cash equivalents	$3,454,257	$3,354,601
Marketable securities	8,862,146	8,090,000
Accounts receivable (less allowance of $12,225)	1,433,677	1,633,866
Inventories	4,008,271	3,242,909
Prepaid expenses and other current assets	132,094	254,046
Total current assets	17,890,445	16,575,422

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,593,229	2,624,996
Intangible assets, net	55,983	57,202
Deferred tax asset	855,396	667,098

TOTAL ASSETS	$21,645,053	$20,174,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,070,551	$810,863
Accrued expenses	1,392,191	1,427,446
Customer deposits	3,394,492	2,838,165
Income taxes payable	464,493	381,421
Total current liabilities	6,321,727	5,457,895

Deferred tax liability	—	82,865
Total liabilities	6,321,727	5,540,760

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,743,483 and 15,742,073 shares issued and outstanding as of August 31, 2023 and February 28 2023, respectively	157,435	157,421
Additional paid-in capital	9,661,573	9,566,898
Accumulated earnings	5,504,318	4,909,639
Total stockholders’ equity	15,323,326	14,633,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,645,053	$20,174,718

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2023	2022	2023	2022

Net Sales	$9,242,135	$7,814,864	$5,639,117	$3,763,329
Cost of Goods Sold	4,664,335	3,812,238	2,838,549	1,867,716
Gross Profit	4,577,800	4,002,626	2,800,568	1,895,613

Operating Expenses
Research and product development costs	1,445,699	1,023,123	789,261	506,490
Marketing and selling expenses	1,745,310	1,566,720	944,526	776,858
General and administrative costs	912,549	854,680	500,923	434,687
Total Operating Expenses	4,103,558	3,444,523	2,234,710	1,718,035

Operating Income	474,242	558,103	565,858	177,578

Interest and Dividend Income	230,283	25,922	124,293	18,507
Net unrealized gain/(loss) on marketable securities	10,855	(31,025)	(6,803)	(19,172)

Income Before Income Taxes	715,380	553,000	683,348	176,913

Income Tax Expense	120,701	85,241	142,075	14,790

Net Income	$594,679	$467,759	$541,273	$162,123

Basic Earnings Per Share	$0.04	$0.03	$0.03	$0.01

Diluted Earnings Per Share	$0.04	$0.03	$0.03	$0.01

Weighted Average Shares - Basic	15,742,571	15,730,862	15,743,069	15,732,550
Weighted Average Shares - Diluted	15,775,032	15,770,544	15,773,665	15,775,156

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended August 31, 2023

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958
Stock based compensation expense	—	—	48,295	—	48,295
Net Income	—	—	—	53,406	53,406
Balance, May 31, 2023 (Unaudited)	15,742,073	$157,421	$9,615,193	$4,963,045	$14,735,659
Stock based compensation expense	—	—	46,394	—	46,394
Cashless exercise of stock options	1,410	14	(14)	—	—
Net Income	—	—	—	541,273	541,273
Balance, August 31, 2023 (Unaudited)	15,743,483	$157,435	$9,661,573	$5,504,318	$15,323,326

Three and Six Months Ended August 31, 2022

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313
Stock based compensation expense	—	—	69,369	—	69,369
Net Income	—	—	—	305,636	305,636
Balance, May 31, 2022 (Unaudited)	15,729,175	$157,292	$9,379,656	$4,579,370	$14,116,318
Stock based compensation expense	—	—	43,032	—	43,032
Cashless exercise of stock options	5,553	56	(56)	—	—
Net Income	—	—	—	162,123	162,123
Balance, August 31, 2022 (Unaudited)	15,734,728	$157,348	$9,422,632	$4,741,493	$14,321,473

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$594,679	$467,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,823	234,771
Stock based compensation expense	94,689	112,401
Inventory reserve	21,618	(10,854)
Unrealized (gain) loss on marketable securities	(10,855)	31,025
Deferred tax expense	(271,163)	7,846
Decrease (Increase) in:
Accounts receivable	200,189	(885,005)
Inventories	(786,980)	(389,738)
Prepaid expenses and other current assets	121,952	61,551
(Decrease) Increase in:
Accounts payable	259,687	283,453
Accrued expenses	(35,254)	(304,066)
Customer deposits	556,327	610,784
Income taxes payable	83,072	3,702
Net Cash Provided by Operating Activities	1,106,784	223,629

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(245,837)	(244,237)
Sale of marketable securities	8,772,633	5,561,776
Purchase of marketable securities	(9,533,924)	(6,072,669)
Net Cash (Used in) Investing Activities	(1,007,128)	(755,130)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,656	(531,501)

CASH AND CASH EQUIVALENTS
Beginning of period	3,354,601	4,840,558
End of period	$3,454,257	$4,309,057

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$308,942	$158,693

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2023 and 2022

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At August 31, 2023, $3,031,739 of the Company’s bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2023 and February 28, 2023, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – August 31, 2023	$7,798,000	$1,064,000	$—	$8,862,000
Marketable Securities – February 28, 2023	$7,361,000	$729,000	$—	$8,090,000

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $8,862,000 and $8,090,000 as of August 31, 2023 and February 28, 2023, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2023 and February 28, 2023, there were no accruals for uncertain tax positions.

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

At August 31, 2023 and February 28, 2023, the Company had land stated at cost of $250,000.

At August 31, 2023 and February 28, 2023, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,593,229 and $2,624,996, respectively, net of accumulated depreciation.

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

Product Warranty - Estimated future product warranty expense is recorded when the product is sold.

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

Uncertainties - Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency the Company continues to actively monitor the COVID-19 developments and potential impact on the Company's employees, business and operations. The effects of COVID-19 did not have a significant impact on the Company's result of operations or financial condition for the three months ended August 31, 2023. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on future results of operations or financial condition.

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

At August 31, 2023, the Company had received approximately $3,394,000 in cash deposits, representing contract liabilities.

At February 28, 2023, the Company had received approximately $2,838,000 in cash deposits, representing contract liabilities. During the six months ended August 31, 2023 the Company recognized $2,368,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended August 31,				Six Months Ended August 31,
	2023	% of total	2022	% of total	2023	% of total	2022	% of total
Fluxing Systems	$204,000	4%	$399,000	11%	$440,000	5%	$707,000	9%
Integrated Coating Systems	853,000	15%	425,000	11%	1,162,000	12%	594,000	8%
Multi-Axis Coating Systems	2,923,000	52%	1,491,000	40%	4,686,000	51%	3,470,000	44%
OEM Systems	535,000	9%	762,000	20%	810,000	9%	1,316,000	17%
Spare Parts, Services and Other	1,124,000	20%	686,000	18%	2,144,000	23%	1,728,000	22%
TOTAL	$5,639,000		$3,763,000		$9,242,000		$7,815,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2023	2023
Raw materials and subassemblies	$1,879,394	$1,868,689
Finished goods	1,088,848	613,915
Work in process	1,040,029	760,305
Total	$4,008,271	$3,242,909

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at August 31, 2023 and February 28, 2023, totaled $354,143 and $332,525, respectively.

NOTE 5: STOCK BASED COMPENSATION

Stock Options - Until May 2023, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock, under the Company’s 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2023, there were 247,483 options outstanding under the 2013 Plan, of which 158,520 are vested. No additional options may be granted under the 2013 Plan.

In August 2023, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) under which 2,500,000 options may be granted to officers, directors, consultants and employees of the Company and its subsidiaries. As of August 31, 2023, there were 23,250 options outstanding under the 2023 Plan.

The Company accounts for stock based compensation under ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the six months ended August 31, 2023, the Company granted options to acquire 9,094 shares to employees exercisable at prices ranging from $4.79 to $5.60 and options to acquire 18,380 shares to non-employee members of the board of directors with an exercise price of $4.79. The options granted to employees and directors vest over three years and expire in ten years. The options granted during the first six months of fiscal 2024 had a combined weighted average grant date fair value of $2.91 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2023
Expected Life	5 - 8 years
Risk free interest rate	2.82% - 4.39%
Expected volatility	55.02% - 62.48%
Expected dividend yield	0%

For the three and six months ended August 31, 2023 and 2022, net income and earnings per share reflect the actual deduction for stock-based compensation expense. For the three months ended August 31, 2023 and 2022, the Company recognized approximately $46,000 and $43,000 of stock based compensation expense, respectively. For the six months ended August 31, 2023 and 2022, the Company recognized approximately $95,000 and $112,000 of stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the unaudited consolidated statements of income.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended August 31,		Three Months Ended August 31,
	2023	2022	2023	2022

Numerator for basic and diluted earnings per share	$594,679	$467,759	$541,273	$162,123

Denominator for basic earnings per share – weighted average	15,742,571	15,730,862	15,743,069	15,732,550

Effects of dilutive securities
Stock options for employees, directors and outside consultants	32,461	39,682	30,596	42,606

Denominator for diluted earnings per share	15,775,032	15,770,544	15,773,665	15,775,156

Basic Earnings Per Share	$0.04	$0.03	$0.03	$0.01
Diluted Earnings Per Share	$0.04	$0.03	$0.03	$0.01

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 8.50% at August 31, 2023 and 7.75% at February 28, 2023. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of August 31, 2023, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,500,000.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2023	2022	2023	2022

Asia Pacific (APAC)	$1,109,000	$1,533,000	$538,000	$827,000
Europe, Middle East, Asia (EMEA)	1,581,000	1,826,000	1,155,000	836,000
Latin America	985,000	865,000	747,000	447,000
	$3,675,000	$4,224,000	$2,440,000	$2,110,000

During the first half of fiscal 2024 and fiscal 2023, sales to foreign customers accounted for approximately $3,675,000 and $4,224,000, or 40% and 54% respectively, of total revenues.

During the second quarter of fiscal 2024 and fiscal 2023, sales to foreign customers accounted for approximately $2,440,000 and $2,110,000, or 43% and 56% respectively, of total revenues.

The Company had one customer which accounted for 14% of total sales during the first half of fiscal 2024. The Company had one customer which accounted for 20% of total sales during the second quarter of fiscal 2024. Three customers accounted for 39% of the outstanding accounts receivable at August 31, 2023.

The Company had three customers which accounted for 17% of total sales during the first half of fiscal 2023. The Company had four customers which accounted for 24% of total sales during the second quarter of fiscal 2023. Four customers accounted for 44% of the outstanding accounts receivable at February 28, 2023.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of August 31, 2023.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of August 31, 2023, the Company did not have any pending legal actions.

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

We are a global business with approximately 40% of our sales generated from outside the United States and Canada in the first six months of fiscal 2024. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs. Providing customers that visit our labs with a high level of application engineering expertise to develop their unique coating processes is an area of focus in our sales efforts, as we continually expand Sono-Tek’s services to best support the needs of our customers.

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

Second Quarter Fiscal 2024 Highlights (compared with the second quarter of fiscal 2023 unless otherwise noted) We refer to the three-month periods ended August 31, 2023 and 2022 as the second quarter of fiscal 2024 and fiscal 2023, respectively.

•	Net Sales for the quarter increased by 50% or $1,876,000 to $5,639,000. The increase in sales is due to strong shipments to the alternative/clean energy, medical and industrial markets, resulting from the easing of previous supply-constrained bottlenecks. Net Sales increased 57% or over $2.0 million from the $3,603,000 Net Sales reported in the first quarter of fiscal 2024 (ended May 31, 2023).
•	Gross Profit increased 48% or $905,000 to $2,801,000 and Gross Margin decreased by 70 basis points to 49.7% due to product mix.
•	Operating income increased 219% or $388,000,to $566,000 due to the increase in gross profit offset by increases in operating expenses.
•	Income before taxes nearly tripled to $683,000, an increase of $506,000, reflecting positive operating leverage from the rebound in quarterly sales.
•	Interest income, dividend income and unrealized gain on marketable securities increased to $117,000 due to the current high interest rate environment.
•	Despite near record sales, backlog on August 31, 2023 reached a record high of $10,707,000, an increase of 26% compared with backlog of $8.5 million on February 28, 2023. The increase in backlog resulted from the growing orders from the clean energy sector.
•	The Alternative/Clean Energy Market grew by 161%, an increase of $1.12 million, primarily due to the shipment of a $1.1 million system.
•	The Medical Market and Industrial Market grew by 117% and 104%, respectively. The medical market was positively impacted by several large multi-national companies taking delivery of specialty implantable medical device coating systems, while the industrial market was positively impacted by a large float glass coating machine shipment to Latin America.

First Half Fiscal 2024 Highlights (compared with the first half of fiscal 2023 unless otherwise noted) We refer to the six-month periods ended August 31, 2023 and 2022 as the first half of fiscal 2024 and fiscal 2023, respectively.

•	Net Sales for the first half of fiscal 2024 increased by 18% or $1,427,000 to $9,242,000, strongly impacted by increased sales of multi-axis coating systems to the Alternative Energy market and Industrial market.

•	Gross Profit increased 14% to $4,578,000 as a result of increased net sales, and Gross Margin decreased 170 basis points to 49.5% primarily due to product mix.
•	Operating Income decreased $84,000 to $474,000 due to increases in operating expenses.
•	Interest income, dividend income and unrealized gain on marketable securities increased to $241,000 due to the current high interest rate environment.
•	Income before taxes increased $162,000 or 29% to $715,000.
•	As of August 31, 2023, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $12.3 million.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2023	2022	$	%		2023	2022	$	%
Fluxing Systems	$204,000	$399,000	(195,000)	(49%	)	$440,000	$707,000	(267,000)	(38%	)
Integrated Coating Systems	853,000	425,000	428,000	101%		1,162,000	594,000	568,000	96%
Multi-Axis Coating Systems	2,923,000	1,491,000	1,432,000	96%		4,686,000	3,470,000	1,216,000	35%
OEM Systems	535,000	762,000	(227,000)	(30%	)	810,000	1,316,000	(506,000)	(38%	)
Spare Parts, Services and Other	1,124,000	686,000	438,000	64%		2,144,000	1,728,000	416,000	24%
TOTAL	$5,639,000	$3,763,000	1,876,000	50%		$9,242,000	$7,815,000	1,427,000	18%

Total sales for the second quarter and first half of fiscal 2024 grew by 50% and 18%, respectively, driven by increased demand for our Multi-Axis Coating systems which are commonly used in the clean energy sector and medical device markets. In addition, Integrated Coating System sales accelerated from sales of our newly developed float glass coating platform which is continuing to gain acceptance in the market. Fluxing system sales dipped, although the outlook for this product line remains positive as indicated by quoting activity. A dip in OEM sales occurred as many of our OEM partners had previously built up excess inventory to combat supply chain concerns. This, was largely offset by an increase in spare parts and service related revenue, which is a growing revenue stream that falls in the Other product category.

Market Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2023	2022	$	%		2023	2022	$	%
Electronics/Microelectronics	$976,000	$1,723,000	(747,000)	(43%	)	$2,351,000	$3,010,000	(659,000)	(22%	)
Medical	1,728,000	798,000	930,000	117%		2,111,000	2,473,000	(362,000)	(15%	)
Alternative/Clean Energy	1,819,000	697,000	1,122,000	161%		2,652,000	1,306,000	1,346,000	103%
Emerging R&D and Other	37,000	17,000	20,000	117%		163,000	220,000	(57,000)	(26%	)
Industrial	1,079,000	528,000	551,000	104%		1,965,000	806,000	1,159,000	144%
TOTAL	$5,639,000	$3,763,000	1,876,000	50%		$9,242,000	$7,815,000	1,427,000	18%

Sales to the Alternative/Clean Energy market recorded growth of 161% in the second quarter of fiscal 2024, and 103% for the first half of fiscal 2024, which were positively impacted by a growing number of our customers transitioning from our R&D systems to production scale systems that carry much higher average selling prices. Electronics market revenue decreased for the first half of fiscal year 2024, influenced by softening sales of our PCB spray fluxers in Latin America. Medical sales rebounded strongly with 117% growth in the second quarter of fiscal 2024, however, sales for the first half of fiscal year 2024 were down 15% year over year. Industrial Sales remain very strong, showing growth of 104% and 144%, respectively, in the second quarter and first half of fiscal 2024, influenced by several new generation systems introduced to the market.

Geographic Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2023	2022	$	%		2023	2022	$	%
U.S. & Canada	$3,199,000	$1,653,000	1,546,000	94%		$5,567,000	$3,591,000	1,976,000	55%
Asia Pacific (APAC)	538,000	827,000	(289,000)	(35%	)	1,109,000	1,533,000	(424,000)	(28%	)
Europe, Middle East, Asia (EMEA)	1,155,000	836,000	319,000	38%		1,581,000	1,826,000	(245,000)	(13%	)
Latin America	747,000	447,000	300,000	67%		985,000	865,000	120,000	14%
TOTAL	$5,639,000	$3,763,000	1,876,000	50%		$9,242,000	$7,815,000	1,427,000	18%

In the first half of fiscal 2024, approximately 40% of sales originated outside of the United States and Canada compared with 54% in the first half of fiscal 2023.

In the second quarter of fiscal 2024, approximately 43% of sales originated outside of the United States and Canada compared with 56% in the second quarter of fiscal 2023.

We continue to record strong sales from the U.S., growing 94% and 55%, respectively in the second quarter of fiscal 2024 and the first half of fiscal 2024. U.S. government initiatives such as the CHIPS ACT and the Inflation Reduction Act have influenced these strong sales, as well as the continuing trend of onshoring for high technology products. Asia sales dropped 35% and 28% respectively, for the second quarter of fiscal 2024 and first half of fiscal 2024. This dip was due to decreased sales to China, while other areas of Asia remain more resilient.

Gross Profit:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2023	2022	$	%	2023	2022	$	%
Net Sales	$5,639,000	$3,763,000	1,876,000	50%	$9,242,000	$7,815,000	1,427,000	18%
Cost of Goods Sold	2,838,000	1,867,000	971,000	52%	4,664,000	3,812,000	852,000	22%
Gross Profit	$2,801,000	$1,896,000	905,000	48%	$4,578,000	$4,003,000	575,000	14%

Gross Profit %	49.7%	50.4%			49.5%	51.2%

For the second quarter of fiscal 2024, gross profit increased by $905,000, or 48%, compared with the prior year period. The gross profit margin was 49.7% compared with 50.4% for the prior year period. The decrease in the gross profit margin was influenced by product mix, inclusive of a decrease in OEM systems sales which typically have high profit margins.

For the first half of fiscal 2024, gross profit increased by $575,000, or 14%, to $4,578,000 compared with $4,003,000 in the first half of fiscal 2023. The gross profit margin was 49.5% compared with 51.2% for the prior year period. The decrease in the gross profit margin is due to changes in product mix, particularly decreased OEM sales.

Operating Expenses:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2023	2022	$	%	2023	2022	$	%
Research and product development	$789,000	$506,000	283,000	56%	$1,446,000	$1,023,000	423,000	41%
Marketing and selling	945,000	777,000	168,000	22%	1,745,000	1,567,000	178,000	11%
General and administrative	501,000	435,000	66,000	15%	913,000	855,000	58,000	7%
Total Operating Expenses	$2,235,000	$1,718,000	517,000	30%	$4,104,000	$3,445,000	659,000	19%

Research and Product Development:

Research and product development costs increased in the second quarter of fiscal 2024 due to increased salaries and research and development materials and supplies, which are used in the focused growth initiatives that we continue to implement.

Over the past twelve months the number of full-time employees engaged primarily in our research and product development efforts increased by approximately 40%. We added headcount in this area to facilitate completion of complex engineered systems that comprise much of our backlog and to accelerate the development of future custom machine solutions and higher value subsystems that we expect to be the cornerstone of our future business.

Marketing and Selling:

Marketing and selling expenses increased in the second quarter of fiscal 2024 due to increased salaries, commissions, travel and trade show expenses. These increases were partially offset by a decrease in insurance expenses.

Marketing and selling costs increased in the first half of fiscal 2024 due to increased salaries, travel and trade show expenses. These increases were partially offset by decreases in commission and insurance expenses.

Over the past twelve months the number of full-time employees engaged in our sales and marketing efforts increased by approximately 21%. We have primarily added more technical personnel to support the growing diversity and complexity of our customers’ requirements for thin film coating applications.

General and Administrative:

General and administrative expenses increased in the second quarter of fiscal 2024 due to increased salaries and professional fees. These increases were partially offset by a decrease in stock based compensation expense.

General and administrative expenses increased in the first half of fiscal 2024 due to increased salaries and professional fees. These increases were partially offset by decreases in stock based compensation, insurance and corporate expenses.

Operating Income:

In the second quarter of fiscal 2024, operating income increased $388,000, or 218%, to $566,000 compared with $178,000 for the second quarter of fiscal 2023. Operating margin for the quarter increased to 10% compared with 5% in the prior year period. In the second quarter of fiscal 2024, increases in revenue and gross profit offset by an increase in operating expenses were key factors in the increase of operating income.

In the first half of fiscal 2024, operating income decreased by $84,000, to $474,000, compared with $558,000 for the first half of fiscal 2023. Operating margin for the first half of fiscal 2024 decreased to 5% compared with 7% in the first half of fiscal 2023. In the first half of fiscal 2024, an increase in operating expenses partially offset by an increase gross profit were key factors in the decrease of operating income.

Interest and Dividend Income:

Interest and dividend income increased by $105,000 to $124,000 in the second quarter of fiscal 2024 as compared with $19,000 for the second quarter of fiscal 2023. In the first half of fiscal 2024 interest and dividend income increased by $204,000 to $230,000 as compared with $26,000 for the first half of fiscal 2023. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At August 31, 2023, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $142,000 for the second quarter of fiscal 2024 compared with $15,000 for the second quarter of fiscal 2023. For the first half of fiscal 2024, we recorded income tax expense of $121,000 compared with $85,000 for the first half of fiscal 2023.

The increase in income tax expense in the second quarter and first half of fiscal 2024 is due to the increase in income before income taxes partially offset by an increase in permanent timing differences and the application of available research and development tax credits.

Net Income:

Net income increased by $379,000 to $541,000 for the second quarter of fiscal 2024 compared with $162,000 for the second quarter of fiscal 2023. The increase in net income during the second quarter is primarily a result of an increase in gross profit and interest and dividend income partially offset by an increase in operating expenses and an increase in income tax expense.

Net income increased by $127,000 to $595,000 for the first half of fiscal 2024 compared with $468,000 for the first half of fiscal 2023. The increase in net income during the first half of fiscal 2024 is primarily a result of an increase in gross profit and interest and dividend income partially offset by an increase in operating expenses and an increase in income tax expense.

Impact of COVID-19

With the exception of some lingering supply chain challenges, the residual effects of the COVID-19 pandemic did not have a significant impact on the Company's results of operations or financial condition for the three months ended August 31, 2023.

Liquidity and Capital Resources

Working Capital – Our working capital increased $452,000 to $11,569,000 at August 31, 2023 from $11,117,000 at February 28, 2023. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

The Company aggregates cash and cash equivalents and marketable securities in managing its balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2023 and February 28, 2023, our working capital included:

	August 31, 2023	February 28, 2023	Cash Increase
Cash and cash equivalents	$3,454,000	$3,355,000	$99,000
Marketable securities	8,862,000	8,090,000	772,000
Total	$12,316,000	$11,445,000	$871,000

The following table summarizes the accounts and the major reasons for the $871,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$719,000	To reconcile increase in cash
Accounts receivable decrease	200,000	Timing of cash receipts.
Inventories increase	(787,000)	Increase in work in process and finished goods for customer orders.
Customer deposits increase	556,000	Received for new orders.
Accounts payable increase	260,000	Timing of disbursements.
Accrued expenses decrease	(36,000)	Timing of disbursements.
Prepaid and Other Assets decrease	122,000	Decreased prepaid expenses
Income tax payable increase	83,000	Timing of disbursements.
Equipment purchases (Patent)	(246,000)	Equipment and facilities upgrade.
Net increase in cash	$871,000

Stockholders’ Equity – Stockholders’ Equity increased $689,000 from $14,634,000 at February 28, 2023 to $15,323,000 at August 31, 2023. The increase is a result of the current period’s net income of $594,000 and $95,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $1,107,000 of cash in our operating activities in the first half of fiscal 2024 compared to $224,000 of cash in the first half of fiscal 2023, an increase of $883,000. The increase was mostly the result of decreases in accounts receivable and prepaid expenses combined with increases in accounts payable and customer deposits. These sources of cash were partially offset by an increase in inventories.

Investing Activities – We used $1,007,000 in the first half of fiscal 2024 in our investing activities compared with using $755,000 in the first half of fiscal 2023. For the first halves of fiscal years 2024 and 2023, we used $246,000 and $244,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first half of fiscal 2024 and 2023, we invested $761,000 and $511,000, respectively, in our marketable securities.

Net Changes in Cash and Cash Equivalents – In the first half of fiscal 2024, our cash balance increased by $100,000 as compared to a decrease of $532,000 in the first half of 2023. In the first half of fiscal 2024, our operating activities generated $1,107,000 of cash. In addition, we invested $761,000 in marketable securities and used $246,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Although the Company's assets included $3,454,000 in cash and $8,862,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Christopher L. Coccio, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2023. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 – The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104 – Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 12, 2023

SONO-TEK CORPORATION
(Registrant)

By:	/s/ Christopher L. Coccio
Christopher L. Coccio
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer