Form 10-Q
period 2023-11-30
SONO TEK CORP
filed 2024-01-16
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 12, 2024
Class
Common Stock, par value $.01 per share	15,745,206

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2023 (Unaudited)	February 28, 2023
ASSETS

Current Assets:
Cash and cash equivalents	$2,981,931	$3,354,601
Marketable securities	9,609,444	8,090,000
Accounts receivable (less allowance of $12,225)	1,762,309	1,633,866
Inventories	4,252,550	3,242,909
Prepaid expenses and other current assets	81,785	254,046
Total current assets	18,688,019	16,575,422

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,850,100	2,624,996
Intangible assets, net	51,674	57,202
Deferred tax asset	842,010	667,098

TOTAL ASSETS	$22,681,803	$20,174,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,504,382	$810,863
Accrued expenses	1,720,020	1,427,446
Customer deposits	3,143,009	2,838,165
Income taxes payable	248,152	381,421
Total current liabilities	6,615,563	5,457,895

Deferred tax liability	—	82,865
Total liabilities	6,615,563	5,540,760

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,745,206 and 15,742,073 shares issued and outstanding, respectively	157,452	157,421
Additional paid-in capital	9,714,301	9,566,898
Accumulated earnings	6,194,487	4,909,639
Total stockholders’ equity	16,066,240	14,633,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,681,803	$20,174,718

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2023	2022	2023	2022

Net Sales	$14,932,157	$11,401,029	$5,690,022	$3,586,165
Cost of Goods Sold	7,428,348	5,574,035	2,764,013	1,761,797
Gross Profit	7,503,809	5,826,994	2,926,009	1,824,368

Operating Expenses
Research and product development costs	2,221,712	1,543,310	776,013	520,187
Marketing and selling expenses	2,700,327	2,359,430	955,017	792,710
General and administrative costs	1,387,006	1,262,670	474,457	407,990
Total Operating Expenses	6,309,045	5,165,410	2,205,487	1,720,887

Operating Income	1,194,764	661,584	720,522	103,481

Interest and Dividend Income	379,949	64,725	149,666	38,803
Net unrealized gain/(loss) on marketable securities	31,031	(40,256)	20,176	(9,231)

Income Before Income Taxes	1,605,744	686,053	890,364	133,053

Income Tax Expense	320,896	113,396	200,195	28,155

Net Income	$1,284,848	$572,657	$690,169	$104,898

Basic Earnings Per Share	$0.08	$0.04	$0.04	$0.01

Diluted Earnings Per Share	$0.08	$0.04	$0.04	$0.01

Weighted Average Shares - Basic	15,743,224	15,733,284	15,744,543	15,738,180

Weighted Average Shares - Diluted	15,775,675	15,764,351	15,776,972	15,773,370

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended November 30, 2023

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958
Stock based compensation expense			48,295		48,295
Net Income		-		53,406	53,406
Balance, May 31, 2023 (unaudited)	15,742,073	$157,421	$9,615,193	$4,963,045	$14,735,659
Stock based compensation expense			46,394		46,394
Cashless exercise of stock options	1,410	14	(14)		—
Net Income				541,273	541,273
Balance, August 31, 2023 (unaudited)	15,743,483	$157,435	$9,661,573	$5,504,318	$15,323,326
Stock based compensation expense			52,745		52,745
Cashless exercise of stock options	1,723	17	(17)		—
Net income				690,169	690,169
Balance, November 30, 2023 (unaudited)	15,745,206	$157,452	$9,714,301	$6,194,487	$16,066,240

Three and Nine Months Ended November 30, 2022

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313
Stock based compensation expense			69,369		69,369
Net income		-		305,636	305,636
Balance, May 31, 2022 (unaudited)	15,729,175	$157,292	$9,379,656	$4,579,370	$14,116,318
Stock based compensation expense			43,032		43,032
Cashless exercise of stock options	5,553	56	(56)		—
Net income				162,123	162,123
Balance, August 31, 2022 (unaudited)	15,734,728	$157,348	$9,422,632	$4,741,493	$14,321,473
Stock based compensation expense			60,858		60,858
Cashless exercise of stock options	7,345	73	(73)		—
Net income				104,898	104,898
Balance, November 30, 2022 (unaudited)	15,742,073	$157,421	$9,483,417	$4,846,391	$14,487,229

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,284,848	$572,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	428,345	366,238
Stock based compensation expense	147,434	173,259
Inventory reserve	41,475	(14,854)
Unrealized (gain) loss on marketable securities	(31,031)	40,256
Deferred tax benefit - net	(257,777)	(178,281)
Decrease (Increase) in:
Accounts receivable	(128,443)	(348,693)
Inventories	(1,051,116)	(872,315)
Prepaid expenses and other current assets	172,261	172,673
(Decrease) Increase in:
Accounts payable	372,175	468,168
Accrued expenses	292,574	(110,717)
Customer deposits	304,844	580,680
Income taxes payable	(133,269)	145,487
Net Cash Provided by Operating Activities	1,442,320	994,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(326,577)	(413,521)
Sale of marketable securities	14,118,735	8,591,777
Purchase of marketable securities	(15,607,148)	(10,837,335)
Net Cash Used in Investing Activities	(1,814,990)	(2,659,079)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(372,670)	(1,664,521)

CASH AND CASH EQUIVALENTS
Beginning of period	3,354,601	4,840,558
End of period	$2,981,931	$3,176,037

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$712,092	$159,490

Non-cash investing transactions:
Purchases of equipment included in Accounts payable on the balance sheet	$321,345	—

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2023 and 2022

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At November 30, 2023, $2,666,264 of the Company’s bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2023 and February 28, 2023, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – November 30, 2023	$9,259,000	$350,000	$—	$9,609,000

Marketable Securities – February 28, 2023	$7,361,000	$729,000	$—	$8,090,000

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities, totaling $9,609,000 and $8,090,000 that are considered to be highly liquid and easily tradeable as of November 30, 2023 and February 28, 2023, respectively. Mutual funds and US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy.

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of November 30, 2023 and February 28, 2023, there were no accruals for uncertain tax positions.

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

At November 30, 2023 and February 28, 2023, the Company had land stated at cost of $250,000.

At November 30, 2023 and February 28, 2023, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,850,100 and $2,624,996, respectively, net of accumulated depreciation.

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

New Accounting Pronouncements - In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has evaluated the impact of this guidance on its consolidated financial statements and the impact is not material to the Company’s consolidated financial statements.

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

Uncertainties - Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency the Company continues to actively monitor the COVID-19 developments and potential impact on the Company's employees, business and operations. The effects of COVID-19 did not have a significant impact on the Company's result of operations or financial condition for the three months ended November 30, 2023. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, the Company is not able to estimate the effects COVID-19 may have on future results of operations or financial condition.

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

At November 30, 2023, the Company had received approximately $3,143,000 in cash deposits, representing contract liabilities, and had issued a Letter of Credit in the amount of $60,294 to secure a cash deposit submitted by a customer. At November 30, 2023, the Company was utilizing $60,294 of its available credit line to collateralize this letter of credit.

At February 28, 2023, the Company had received $2,838,000 in cash deposits for customer orders. During the nine months ended November 30, 2023, the Company recognized $2,633,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2023	% of total	2022	% of total	2023	% of total	2022	% of total
Fluxing Systems	$62,000	1%	$252,000	7%	$503,000	4%	$960,000	8%
Integrated Coating Systems	1,418,000	25%	193,000	5%	2,579,000	17%	787,000	7%
Multi-Axis Coating Systems	2,962,000	52%	1,493,000	42%	7,648,000	51%	4,962,000	44%
OEM Systems	268,000	5%	503,000	14%	1,078,000	7%	1,819,000	16%
Other	980,000	17%	1,145,000	32%	3,124,000	21%	2,873,000	25%
TOTAL	$5,690,000		$3,586,000		$14,932,000		$11,401,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2023	2023
Raw materials and subassemblies	$2,030,752	$1,868,689
Finished goods	975,447	613,915
Work in process	1,246,351	760,305
Net inventories	$4,252,550	$3,242,909

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at November 30, 2023 and February 28, 2023, totaled $374,000 and $332,525, respectively.

NOTE 5: STOCK-BASED COMPENSATION

Stock Options - Until May 2023, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock, under the Company’s 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan options expire ten years after the date of grant. As of November 30, 2023, there were 247,483 options outstanding under the 2013 Plan, of which 171,704 are vested. No additional options may be granted under the 2013 Plan.

In August 2023, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) under which 2,500,000 options may be granted to officers, directors, consultants and employees of the Company and its subsidiaries. As of November 30, 2023, there were 58,810 options outstanding under the 2023 Plan.

The Company accounts for stock based compensation under ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the nine months ended November 30, 2023, the Company granted options to acquire 47,830 shares to employees exercisable at prices ranging from $4.79 to $5.60 and options to acquire 18,380 shares to non-employee members of the board of directors with an exercise price of $4.79. The options granted to employees and directors vest over three years and expire in ten years. The options granted during the first nine months of fiscal 2024 had a combined weighted average grant date fair value of $3.06 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Nine Months Ended November 30, 2023
Expected Life	5 - 8 years
Risk free interest rate	2.82% - 4.39%
Expected volatility	55.02% - 62.48%
Expected dividend yield	0%

For the three and nine months ended November 30, 2023 and 2022, net income and earnings per share reflect the actual deduction for stock-based compensation expense. For the three months ended November 30, 2023 and 2022, the Company recognized approximately $53,000 and $61,000 of stock based compensation expense, respectively. For the nine months ended November 30, 2023 and 2022, the Company recognized approximately $147,000 and $173,000 of stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the unaudited condensed consolidated statements of income.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2023	2022	2023	2022

Numerator for basic and diluted earnings per share	$1,284,848	$572,657	$690,169	$104,898

Denominator for basic earnings per share – weighted average	15,743,224	15,733,284	15,744,543	15,738,180

Effects of dilutive securities
Stock options for employees and directors	32,451	31,067	32,429	35,190

Denominator for diluted earnings per share	15,775,675	15,764,351	15,776,972	15,773,370

Basic earnings per share	$0.08	$0.04	$0.04	$0.01
Diluted earnings per share	$0.08	$0.04	$0.04	$0.01

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 8.50% at November 30, 2023 and 7.75% at February 28, 2023. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of November 30, 2023, $60,294 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The letters of credit expired in 2023. As of November 30, 2023, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,439,706.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2023	2022	2023	2022
Asia Pacific (APAC)	$1,790,000	$2,367,000	$681,000	$834,000
Europe, Middle East, Asia (EMEA)	3,057,000	2,557,000	1,476,000	731,000
Latin America	1,097,000	1,301,000	112,000	436,000
	$5,944,000	$6,225,000	$2,269,000	$2,001,000

In the first nine months of fiscal 2024 and fiscal 2023, sales to foreign customers accounted for approximately $5,944,000 and $6,225,000, or 40% and 55%, respectively, of total revenues.

During the third quarter of fiscal 2024 and fiscal 2023, sales to foreign customers accounted for approximately $2,269,000 and $2,001,000, or 40% and 56%, respectively, of total revenues.

The Company had no customers that accounted for more than 10% of sales during the first nine months of fiscal 2024. The Company had one customer which accounted for 13% of sales during the third quarter of fiscal 2024. One customer accounted for 25% of the outstanding accounts receivables at November 30, 2023.

The Company had two customers which accounted for 14% of sales during the first nine months of fiscal 2023. The Company had two customers which accounted for 21% of sales during the third quarter of fiscal 2023. Four customers accounted for 44% of the outstanding accounts receivable at February 28, 2023.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of November 30, 2023.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of November 30, 2023, the Company did not have any pending legal actions.

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

We are a global business with approximately 40% of our sales generated from outside the United States and Canada in the first nine months of fiscal 2024. Our direct sales team and our distributor and sales representative network are located in North America, Latin America, Europe and Asia. We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea and Japan, while also expanding our first testing lab that is co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating to prospective customers the capabilities of our equipment and enabling us to develop custom solutions to meet their needs. Providing customers that visit our labs with a high level of application engineering expertise to develop their unique coating processes is an area of focus in our sales efforts, as we continually expand Sono-Tek’s services to best support the needs of our customers.

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

Third Quarter Fiscal 2024 Highlights (compared with the third quarter of fiscal 2023 unless otherwise noted) We refer to the three-month periods ended November 30, 2023 and 2022 as the third quarter of fiscal 2024 and fiscal 2023, respectively.

•	Net sales increased by 59% or $2,104,000 to $5,690,000. The increase in sales was driven by strong shipments to the Alternative/Clean Energy and Medical markets.
•	Gross Profit increased 60% or $1,102,000 to $2,926,000 and gross margin was 51% for both periods.
•	Operating Income increased 600% or $618,000, to $721,000, due to the increase in gross profit offset by increases in operating expenses.
•	Income before taxes increased over 5-fold or $757,000, from $133,000 to $890,000, reflecting positive operating leverage from the strong quarterly sales.
•	Interest income, dividend income and unrealized gain on marketable securities increased to $170,000 reflecting the current high interest rate environment.
•	Operating expenses increased 28% or $484,000 to $2,205,000, primarily driven by a 49% increase in Research & Development expenditures to $776,000 and a 20% increase in Marketing and Selling expenditures to $955,000.
•	The Alternative / Clean Energy Market grew by 189%, an increase of $1.36 million, in part due to a $766,000 shipment of a production scale system to the solar market; there are three additional systems for the same customer remaining in the backlog.
•	The Medical Market grew by 53%, an increase of $463,000, which was positively impacted by the shipment of two custom implantable device coating machines totaling $292,000 to a repeat customer, with further orders projected from the same customer in fiscal 2025.
•	Despite record sales, Backlog on November 30, 2023 was $10,439,000, a 96% increase, and nearly matching the record high of the previous quarter.

Nine Months Fiscal 2024 Highlights (compared with the first nine months of fiscal 2023 unless otherwise noted) We refer to the nine-month periods ended November 30, 2023 and 2022 as the first nine-months of fiscal 2024 and fiscal 2023, respectively.

•	Net Sales for the first nine months of fiscal 2024 increased by 31% or $3,531,000 to $14,932,000, driven by increased sales of multi-axis sales coating systems and integrated coating systems, to both the clean energy and industrial markets.
•	Gross Profit increased 29% to $7,504,000 as a result of increased net sales, and Gross Margin decreased 100 basis points to 50%, influenced by lower sales of OEM products which have higher profit margins.
•	Operating Income increased $533,000 to $1,195,000, an increase of 81%.
•	Income before taxes increased $920,000 or 134% to $1,606,000.
•	Operating expenses increased 22% to $6,309,000, driven by a 44% increase in Research & Development expenditures to $2,222,000.
•	Interest income, dividend income and unrealized gain on marketable securities increased to $411,000 reflecting the current high interest rate environment.
•	As of November 30, 2023, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $12,591,000.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2023	2022	$	%		2023	2022	$	%
Fluxing Systems	$62,000	$252,000	(190,000)	(75%	)	$503,000	$960,000	(457,000)	(48%	)
Integrated Coating Systems	1,418,000	193,000	1,225,000	635%		2,579,000	787,000	1,792,000	228%
Multi-Axis Coating Systems	2,962,000	1,493,000	1,469,000	98%		7,648,000	4,962,000	2,686,000	54%
OEM Systems	268,000	503,000	(235,000)	(47%	)	1,078,000	1,819,000	(741,000)	(41%	)
Other	980,000	1,145,000	(165,000)	(14%	)	3,124,000	2,873,000	251,000	9%
TOTAL	$5,690,000	$3,586,000	2,104,000	59%		$14,932,000	$11,401,000	3,531,000	31%

Total sales for the third quarter and first nine months of fiscal 2024 grew by 59% and 31%, respectively, driven by increased demand for our Multi-Axis Coating systems which are commonly used in the clean energy sector. Sales of our Multi-Axis Coating systems grew by 98%, or $1.47M, to $2.96M in the third quarter of fiscal 2024. In addition, Integrated Coating System sales accelerated by 635%, or $1.2M, to $1.4M due to continued success with our newly developed float glass coating platform and a newly completed custom built system for an important strategic customer in the solar market.

Following uncharacteristically high revenue for Printed Circuit Board “PCB” Fluxing systems for our fiscal year ended February 28, 2023, PCB Fluxing sales dipped by 75% and 48%, respectively, for the third quarter and first nine months of fiscal 2024. Also, sales to our OEM Printed Circuit Board customers that integrate our ultrasonic nozzles into their own spray fluxers declined, causing OEM sales to decrease by 47% and 41%, respectively, for the third quarter and first nine months of fiscal 2024. We believe the PCB spray fluxer market has slowed and returned to what was closer to our historical revenue norms. The dip in OEM sales was largely offset by an increase in spare parts and service related revenue, which is a growing revenue stream that falls in the Other product category.

Market Sales

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2023	2022	$	%	2023	2022	$	%
Electronics/Microelectronics	$1,374,000	$1,307,000	67,000	5%	$3,724,000	$4,316,000	(592,000)	(14%	)
Medical	1,340,000	877,000	463,000	53%	3,452,000	3,350,000	102,000	3%
Alternative Energy	2,083,000	720,000	1,363,000	189%	4,735,000	2,027,000	2,708,000	134%
Emerging R&D and Other	152,000	102,000	50,000	49%	315,000	322,000	(7,000)	(2%	)
Industrial	741,000	580,000	161,000	28%	2,706,000	1,386,000	1,320,000	95%
TOTAL	$5,690,000	$3,586,000	2,104,000	59%	$14,932,000	$11,401,000	3,531,000	31%

Sales to the Alternative/Clean Energy market recorded growth of 189% in the third quarter of fiscal 2024, and 134% for the first nine months of fiscal 2024, which were positively impacted by a growing number of our customers transitioning from our R&D systems to production scale systems that carry much higher average selling prices.

Electronics market revenue decreased for the first nine months of fiscal year 2024, influenced by softening sales of our PCB spray fluxers.

Medical sales rebounded strongly with 53% growth in the third quarter of fiscal 2024, and 3% growth for the first nine months of FY 2024.

Industrial sales remain very strong, showing growth of 95% for the first nine months of fiscal 2024, influenced by shipment of two next gen float glass coating systems totaling approximately $700,000, and the last two machines of a multi-system order to a US based customer for $432,000.

Geographic Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2023	2022	$	%		2023	2022	$	%
U.S. & Canada	$3,421,000	$1,585,000	1,836,000	116%		$8,988,000	$5,176,000	3,812,000	74%
Asia Pacific (APAC)	681,000	834,000	(153,000)	(18%	)	1,790,000	2,367,000	(577,000)	(24%	)
Europe, Middle East, Asia (EMEA)	1,476,000	731,000	745,000	102%		3,057,000	2,557,000	500,000	20%
Latin America	112,000	436,000	(324,000)	(74%	)	1,097,000	1,301,000	(204,000)	(16%	)
TOTAL	$5,690,000	$3,586,000	2,104,000	59%		$14,932,000	$11,401,000	3,531,000	31%

In the first nine months of fiscal 2024, approximately 40% of sales originated outside of the United States and Canada compared with 55% in the first nine months of fiscal 2023.

In the third quarter of fiscal 2024, approximately 40% of sales originated outside of the United States and Canada compared with 56% in the third quarter of fiscal 2023.

We continue to record strong sales from the U.S. and Canada, growing 116% and 74%, respectively, in the third quarter of fiscal 2024 and the first nine months of fiscal 2024. U.S. government initiatives such as the CHIPS ACT and the Inflation Reduction Act have influenced these strong sales, as well as the continuing trend of onshoring for high technology products.

Asia sales dropped 18% and 24% respectively, for the third quarter of fiscal 2024 and first nine months of fiscal 2024. This dip was due to decreased sales to China, while other areas of Asia remain more resilient showing moderate growth.

Gross Profit:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2023	2022	$	%	2023	2022	$	%
Net Sales	$5,690,000	$3,586,000	2,104,000	59%	$14,932,000	$11,401,000	3,531,000	31%
Cost of Goods Sold	2,764,000	1,762,000	1,002,000	57%	7,428,000	5,574,000	1,854,000	33%
Gross Profit	$2,926,000	$1,824,000	1,102,000	60%	$7,504,000	$5,827,000	1,677,000	29%

Gross Profit %	51%	51%			50%	51%

For the third quarter of fiscal 2024, gross profit increased $1,102,000, or 60%, compared with the third quarter of fiscal 2023. The gross profit margin was 51% for both periods. Continued strong gross profit margins are maintaining despite a reduction in high margin OEM product sales, that are offset with increased sales from the US and Canada which most commonly do not have distributor discounts involved.

Gross profit increased $1,677,000, or 29%, to $7,504,000 for the first nine months of fiscal 2024 compared with $5,827,000 in the first nine months of fiscal 2023. The gross profit margin was 50% compared with 51% for the prior year period. Continued strong gross profit margins are maintaining despite a reduction in high margin OEM product sales, that are mostly offset with increased sales from the US and Canada which most commonly do not have distributor discounts involved.

Operating Expenses:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2023	2022	$	%	2023	2022	$	%
Research and product development	$776,000	$520,000	256,000	49%	$2,222,000	$1,543,000	679,000	44%
Marketing and selling	955,000	793,000	162,000	20%	2,700,000	2,359,000	341,000	14%
General and administrative	474,000	408,000	66,000	16%	1,387,000	1,263,000	124,000	10%
Total Operating Expenses	$2,205,000	$1,721,000	$484,000	28%	$6,309,000	$5,165,000	$1,144,000	22%

Research and Product Development:

Research and product development costs increased in the third quarter and the first nine months of fiscal 2024 due to increased salaries and research and development materials and supplies, which are used in the focused growth initiatives we continue to implement.

Over the past twelve months the number of full-time employees engaged primarily in our research and product development efforts increased by approximately 14%. We added headcount in this area to accelerate the development of future custom machine solutions and higher value subsystems that we expect to be the cornerstone of our future business.

Marketing and Selling:

Marketing and selling expenses increased in the third quarter of fiscal 2024 due to increased salaries and increased travel and trade show expenses.

Marketing and selling costs increased in the first nine months of fiscal 2024 due to increased salaries and increased travel and trade show expenses. These increases were partially offset by a decrease in commission expense. In the first nine months of fiscal 2024, the decrease in commission expense is due to a decrease in international sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

Over the past twelve months the number of full-time employees engaged in our sales and marketing efforts increased by approximately 13%. We have primarily added more technical personnel to support the growing diversity and complexity of our customers’ requirements for thin film coating applications.

General and Administrative:

General and administrative expenses increased in the third quarter of fiscal 2024 due to increased salaries and fees for attendance at corporate investor conferences. These increases were partially offset by a decrease in stock based compensation expense.

General and administrative expenses increased in the first nine months of fiscal 2024 due to increased salaries, professional fees and corporate expenses. These increases were partially offset by a decrease in stock based compensation.

Operating Income:

In the third quarter of fiscal 2024, operating income increased $618,000, or 600%, to $721,000 compared with $103,000 for the third quarter of fiscal 2023. Operating margin for the third quarter of fiscal 2024 was 13% compared with 3% in the prior year period. The current period’s increase in operating income is a result of an increase in revenue and gross profit offset by an increase in operating expenses.

In the first nine months of fiscal 2024, operating income increased $533,000, or 81%, to $1,195,000 compared with $662,000 for the first nine months of fiscal 2023. Operating margin for the first nine months of fiscal 2024 was 8% compared with 6% in the prior year period. In the first nine months of fiscal 2024, the increase in operating income is a result of an increase in revenue and gross profit offset by an increase in operating expenses.

Interest and Dividend Income:

Interest and dividend income increased by $111,000 to $150,000 in the third quarter of fiscal 2024 as compared with $39,000 for the third quarter of fiscal 2023. In the first nine months of fiscal 2024 interest and dividend income increased by $315,000 to $380,000 as compared with $65,000 for the first nine months of fiscal 2023. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities. At November 30, 2023, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $200,000 for the third quarter of fiscal 2024 compared with $28,000 for the third quarter of fiscal 2023. For the first nine months of fiscal 2024 we recorded income tax expense of $321,000 compared with $113,000 for the first nine months of fiscal 2023.

The increase in income tax expense in the third quarter and first nine months of fiscal 2024 is due to the increase in income before income taxes offset by the application of available research and development tax credits.

Net Income:

Net income increased by $585,000 or 557% to $690,000 for the third quarter of fiscal 2024 compared with $105,000 for the third quarter of fiscal 2023. The increase in net income during the third quarter is primarily a result of an increase in gross profit and interest and dividend income partially offset by an increase in operating expenses and an increase in income tax expense.

Net income increased by $712,000 or 124% to $1,285,000 for the first nine months of fiscal 2024 compared with $573,000 for the first nine months of fiscal 2023. The increase in net income in the first nine months of fiscal 2024 is primarily a result of an increase in gross profit and interest and dividend income partially offset by an increase in operating expenses and an increase in income tax expense.

Impact of COVID-19

With the exception of some lingering supply chain challenges, the residual effects of the COVID-19 pandemic did not have a significant impact on the Company's results of operations or financial condition for the three months ended November 30, 2023.

Liquidity and Capital Resources

Working Capital – Our working capital increased $955,000 to $12,072,000 at November 30, 2023 from $11,117,000 at February 28, 2023. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2023 and February 28, 2023, our working capital included:

	November 30, 2023	February 28, 2023	Cash Increase (Decrease)
Cash and cash equivalents	$2,982,000	$3,355,000	$(373,000)
Marketable securities	9,609,000	8,090,000	1,519,000
Total	$12,591,000	$11,445,000	$1,146,000

The following table summarizes the accounts and the major reasons for the $1,146,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,644,000	To reconcile increase in cash.
Accounts receivable increase	(128,000)	Timing of cash receipts.
Inventories increase	(1,051,000)	Increase in work in progress and finished goods for customer orders.
Customer deposits increase	305,000	Received for new orders.
Accounts payable increase	372,000	Timing of disbursements.
Accrued expenses increase	292,000	Timing of disbursements.
Prepaid and Other Assets decrease	172,000	Decreased prepaid expenses.
Income taxes payable decrease	(133,000)	Timing of disbursements.
Equipment purchases	(327,000)	Equipment and facilities upgrade.
Net increase in cash	$1,146,000

Stockholders’ Equity – Stockholders’ Equity increased $1,432,000 from $14,634,000 at February 28, 2023 to $16,066,000 at November 30, 2023. The increase is a result of the current period’s net income of $1,285,000 and $147,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $1,442,000 of cash in our operating activities in the first nine months of fiscal 2024 compared with $995,000 of cash in the first nine months of fiscal 2023, an increase of $447,000. The increase was mostly the result of increases in accounts payable, accrued expenses and customer deposits offset by increases in inventories and accounts receivable.

Investing Activities – We used $1,815,000 in the first nine months of fiscal 2024 in our investing activities compared with using $2,659,000 in the first nine months of fiscal 2023. For the first nine months of fiscal years 2024 and 2023, we used $327,000 and $414,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first nine months of 2024 and 2023, we invested $1,488,000 and $2,245,000 in our marketable securities.

Net Changes in Cash and Cash Equivalents – In the first nine months of fiscal 2024, our cash balance decreased by $373,000 as compared to a decrease of $1,665,000 in the first nine months of fiscal 2023. In the first nine months of fiscal 2024, our operating activities generated $1,442,000 of cash, we invested $1,488,000 in marketable securities and used $327,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Although the Company's assets included $2,982,000 in cash and $9,609,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2023. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1– 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101 – The financial information from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2023 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104 – Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16, 2024

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer