Form 10-K
period 2024-02-29
SONO TEK CORP
filed 2024-05-23
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 29, 2024

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

As of August 31, 2023 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $72,065,185 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $4.84.

The Registrant had 15,750,880 shares of Common Stock outstanding as of May 17, 2024.

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

Our fiscal year ends on February 28, except in leap years when it ends on February 29. We refer to the fiscal year ended February 29, 2024 as “fiscal 2024” and use similar protocol for previous fiscal years.

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

Our Multi-Axis Coating Systems, Integrated Coating Systems and Fluxing Systems provide complete fully integrated solutions for our customers, while we created the Universal Align to offer our customers subsystems that integrate our nozzles and generators for incorporation into their original equipment.

We have built our brand and reputation on providing high quality, highly reliable products that provide consistent performance for critical applications in demanding operating environments. Our surface coating solutions are used in 24/7 work schedules, under harsh and challenging manufacturing environments, where they provide value in a continuous and dependable fashion.

We target the following markets where our product quality and consistency and application knowledge are valued by our customers:

•	Micro-Electronics/Electronics:

o	Printed circuit boards: Ultrasonic flux application that removes oxidation and is more efficient than standard, historic processes

o	Semiconductors: Applications of micron-thin photo-resist layers onto complex wafers

o	Sensors: Application of chemical, biological or other detection coatings as well as physical photoelectric elements for conversion of input and output signals

o	Display/panel glass on personal electronic devices: for sensitivity to temperature, imprint, pressure and for physical protection

•	Medical: Our systems are used in this industry to apply micron layers of polymers and drugs, biomedical materials and anti-coagulants.

o	Implanted medical devices such as:

▪	Stents and balloons

▪	Artificial joints

o	Blood collection tubes

o	Diagnostic devices

o	Bandages/protective wraps

o	Lenses

•	Industrial

o	Flat (“float”) glass used for windows in buildings and vehicles

o	Textiles: high performance value adding coatings such as anti-microbial, anti-stain, flame retardant and moisture barriers

o	Food packaging and food safety: anti-microbial coatings

o	Food: coatings of flavors, ingredients and other additives

•	Alternative Energy: Our systems provide coatings of chemicals and other materials that act as catalysts, barriers, facilitators of symbiosis or other interactions between surfaces.

o	Fuel cells

o o o	Solar cells Carbon Capture Green Hydrogen

•	Emerging Research and Development / Other Markets

o	Research and development efforts at universities, research institutions and government agencies that are not part of our already established markets

o	A variety of other small industries using our coating technology, that have not yet matured into a developed marketplace for our ultrasonic coating machines

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

We are a global business and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2024, 45% of our sales were from outside the U.S. and Canada.

Our Strengths

From our core strengths and capabilities, we:

•	Have built a strong reputation in the industry based on our ability to solve our customers’ complex problems and provide custom engineered, value-added solutions.

•	Are renowned for our product quality, customer service and responsiveness and critical thinking that enables a strong problem-solving culture throughout our organization.

•	Have expanded our ability to provide coating services for low to mid-volume demand to support our customers’ product development and testing.

•	Are continually developing new technologies and solutions to address an ever-changing marketplace.

•	Have built a strong balance sheet with no debt, which we believe provides us with the financial flexibility to pursue our strategic plans for growth, including aggressive pursuit of organic and other development opportunities.

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

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2024 and fiscal 2023, we spent $2,886,000 and $2,149,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 14.6% and 14.3% in fiscal 2024 and 2023, respectively.

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

Information Regarding Sales Outside the United States and Canada and Significant Customers

During fiscal 2024 and fiscal 2023, net sales to customers outside the U.S. and Canada accounted for approximately $8,822,000, or 45% of total net sales, and $8,254,000, or 55% of total net sales, respectively.

Employees

As of February 29, 2024, we employed 82 full-time and 12 part-time employees. We believe that relations with our employees are generally good.

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

For the year ended February 29, 2024, our two largest customers accounted for approximately 12% of our net sales. For the year ended February 28, 2023, our two largest customers accounted for approximately 14% of our net sales. If we are unable to diversify our customer base, our future results could be heavily dependent on these customers and distributors. Our dependence on a limited number of customers and distributors means that the loss of a major customer or distributor or any reduction in orders by a major customer or distributor would materially reduce our net sales and adversely affect our results of operations. We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers, may not use our products at current levels in the future, if at all. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with loss of deposit as the only penalty. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

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

We may need to raise additional funds to develop our business, which may adversely affect our future growth.

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

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. In addition, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions such as regional instability from the conflict between Israel and Hamas.

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

Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

If we are unable to manage our expected growth, our business may be materially and adversely affected.

We expect to expand our operations, including by expanding our internal resources, making possible acquisitions and entering into new markets, and we intend to continue to focus on rapid growth, including organic growth and possibly acquisitions. The growth of our business could place significant strain on our management, operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment.

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

The markets in which we and our customers operate are characterized by rapid technological change. Significant technological changes could render our existing and potential new products, systems, and technology obsolete. Our future success will depend, in large part, upon our ability to:

•	effectively identify and develop leading technologies;
•	continue to develop our technical expertise;
•	enhance our current products and systems with new, improved and competitive technology; and
•	respond to technological changes in a cost-effective and timely manner.

If we are unable to successfully respond to technological change or if we do not respond to it in a cost-effective and timely manner, then our business will be materially and adversely affected. We cannot assure you that we will be successful in responding to changing technology. In addition, technologies developed by others may render our products, systems, and technology uncompetitive or obsolete. Even if we do successfully respond to technological advances, the integration of new technology may require substantial time and expense, and we cannot assure you that we will succeed in adapting our products, systems and technology in a timely and cost-effective manner.

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

Our future success will depend on our ability to continue to develop new and enhanced ultrasonic nozzles and coating systems and related products that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and systems, depends on a number of factors, including:

•	the changing requirements and preferences of the potential customers in our markets;
•	the accurate prediction of market requirements, including any regulatory issues;
•	the timely completion and introduction of new products and systems to avoid obsolescence;
•	the quality, price and performance of new products and systems;
•	the availability, quality, price and performance of competing products and systems;
•	our customer service and support capabilities and responsiveness;
•	the successful development of our relationships with existing and potential customers; and
•	changes in industry standards.

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

We manufacture and assemble our products and systems at our production facility located in Milton, New York. Any prolonged disruption in the operations of our manufacturing and assembly facility, whether equipment or information technology infrastructure failure, labor difficulties, prolonged health emergencies, destruction of or damage to this facility as a result of a hurricane, earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facility, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

In addition to our net sales to customers within the U.S. and Canada, we may become increasingly dependent on net sales to customers outside the U.S. and Canada as we pursue expanding our business with customers worldwide. In the fiscal years ended February 29, 2024 and February 28, 2023, our net sales outside of the U.S. and Canada accounted for approximately 45% and 55%, respectively, of our total net sales. We continue to expect that a significant portion of our future revenues will be from international sales. As a result, the occurrence of any international, political, economic, or geographic event could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Inflationary Pressures and Rising Prices for Goods and Services.

Inflation rose sharply beginning in late 2021 and continued rising through 2022, leveling off in 2023 at rates not seen for over 40 years. Although the Federal Reserve has significantly increased interest rates in response to rising inflation, inflationary pressures are currently expected to remain elevated throughout 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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

Our board of directors has the power to issue additional shares of common stock without stockholder approval. Additional shares are subject to issuance through various equity compensation plans or through the exercise of currently outstanding equity awards. Our stockholders do not have preemptive rights to any common stock issued by us in the future; therefore, stockholders may experience additional dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock.

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

The market price of our common stock has been volatile and fluctuates widely in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	the underlying price of the commodities, materials, equipment that affect our key markets;
•	announcements of capital budget changes by major customers;
•	the introduction of new products by our competitors;
•	announcements of technology advances by us or our competitors;
•	current events affecting the political and economic environment in the United States, Europe or Asia;
•	conditions or industry trends, including demand for our products, services and technological advances;
•	changes to financial estimates by us or by any securities analysts who might cover our stock;
•	additions or departures of our key personnel;
•	seasonal, economic, or financial conditions;
•	our quarterly operating and financial results; or
•	litigation or public concern about the safety of our systems or products;
•	the impact of inflation;
•	wars in Ukraine or Gaza; or

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

ITEM 1B	UNRESOLVED STAFF COMMENTS - None.

ITEM 1C	CYBERSECURITY Sample Disclosure

Risk Management and Strategy

Securing our business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our business, meeting applicable regulatory requirements and maintaining the trust of our stockholders. Cybersecurity is an important and integrated part of our enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks.

To help protect us from a major cybersecurity incident that could have a material impact on operations or our financial results, the Company is in the process of implementing policies, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. The steps we expect to take to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include, but are not limited to: penetration testing by a third party vendor, agent based security scanning that runs continuously, establishing information security policies and standards, implementing information protection processes and technologies, monitoring our information technology systems for cybersecurity threats and implementing cybersecurity training. In addition, we annually purchase a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Governance

Our Board of Directors is actively engaged in overseeing and reviewing our strategic direction and objectives, taking into account, among other considerations, our risk profile and related exposures, including oversight of risks from cybersecurity threats. As part of this oversight, the Company will update the Board periodically, and at least annually, on our cybersecurity program, including with respect to particular cybersecurity threats, cybersecurity incidents, new developments in our risk profile, the status of projects to strengthen our cybersecurity systems, assessments of our cybersecurity program, and the emerging threat landscape.

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

As of May 17, 2024, there were 96 record holders of our common stock and approximately 1,586 beneficial shareholders of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. We intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the recovery of the Electronics/Microelectronics and Medical markets; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

We undertake no obligation to update any forward-looking statement.

Highlights

Highlights for fiscal 2024 include:

•	Net sales for fiscal 2024 increased 31% to $19.7 million from $15.1 million, driven by strong shipments to the Alternative/Clean Energy, Industrial and Medical Markets.
•	The Alternative/Clean Energy Market grew by 96%, an increase of $2.94 million, in part due to a $766,000 shipment of a production scale system to a customer in the solar market; with three additional systems valued at $730,000 each to be manufactured for the same customer remaining in backlog and all scheduled to ship in FY2025.
•	Gross profit margin for fiscal 2024 decreased to 50% compared to 50.8% in fiscal 2023. Decreased profit margin was a result of product mix and a Q4 FY2024 realignment of our organizational framework as an outcome of completion of several successful R&D endeavors, which shifted some costs from R&D to cost of goods sold (COGS).
•	Operating income for fiscal 2024 increased 73% to $1.2 million compared to $683,000 in fiscal 2023, due to the current period’s increase in gross profit offset by an increase in operating expenses.
•	Despite record sales, equipment related backlog at February 29, 2024 reached a historical fiscal year end high of $9.1 million compared to the backlog at February 28, 2023 of $8.5 million, an increase of 7%. The increase is due to continued strong orders in the second, third and fourth quarters of fiscal 2024 from the clean energy sector.
•	Net income was $1.4 million compared to $636k in the prior fiscal year. The increase in net income in fiscal year 2024 is a result of an increase in operating income and interest and dividend income partially offset by an increase in operating expenses, an increase in income tax expense and the creation of a $138k reserve related to certain sales tax expenses.
•	As of February 29, 2024, we had no outstanding debt. Cash, cash equivalents and marketable securities increased $400,000 to $11.8 million at February 29, 2024 compared to $11.4 million on February 28, 2023.
•	Interest income, dividend income and unrealized gain on marketable securities increased to $562,000 reflecting the high interest rate environment during fiscal 2024.

Market and Geographic Diversity

We have invested significant resources to enhance our market diversity. By leveraging our core ultrasonic coating technology, we have expanded our portfolio of products, the industries we serve, and the countries in which we sell our products.

Today, we serve five industries: microelectronics/electronics, medical, alternative/clean energy, industrial markets, and emerging research and development and other.

We are a geographically diverse company with a presence either directly or through distributors and trade representatives in the United States and Canada, EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2024, approximately 45% of sales originated outside of the United States and Canada.

We have an established infrastructure of application process development laboratories located at our distributor sites in Japan, China, Germany, Taiwan, Korea and our home office in New York. These laboratories are equipped with Sono-Tek systems and technical personnel to conduct customer demonstrations and process development for new coating applications that our customers bring to us. Our engineering, service and sales teams all continue to grow as we expand our addressable markets and enhance our product line to include larger more sophisticated machinery and systems with increased capabilities.

We believe that the new products we have introduced, the new markets we have penetrated, and the expanded regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Results of Operations

Sales and Gross Profit:

	Fiscal Year Ended
	February 29,	February 28,	Change
	2024	2023	$	%
Net Sales	$19,700,000	$15,058,000	$4,642,000	31%
Cost of Goods Sold	9,855,000	7,406,000	2,449,000	33%
Gross Profit	$9,845,000	$7,652,000	$2,193,000	29%

Gross Profit %	50.0%	50.8%

Gross profit increased $2,193,000, or 29% to $9,845,000 for fiscal 2024 compared with $7,652,000 in fiscal 2023. Gross profit margin decreased to 50.0% for fiscal 2024, compared to 50.8% for fiscal 2023. Overall, the gross profit margin on our products remained relatively consistent when compared to fiscal 2023.

In fiscal 2024 the decrease in gross profit margin is due to increased indirect salaries, an increase in transportation expenses, increased installation costs and increased warranty costs. In fiscal 2023, our warranty costs were lower than expected. Warranty costs fluctuate year to year and are a function of product mix. In addition, our gross profit margin decreased due to the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold.

In light of the successful culmination of several innovative R&D endeavors, we have strategically realigned our operational structure. Historically, certain salary expenditures associated with these initiatives were classified under the R&D category during the developmental phase. However, following the recent successful completion of several of these development projects, we have transitioned some of these expenses to the manufacturing labor category. This transition necessitated a change in our organizational framework, where a select group of individuals now fall under the purview of the manufacturing organization rather than the engineering team. Effective December 1, 2023, coinciding with the commencement of the fourth quarter of fiscal 2024, we shifted the cost allocation associated with these individuals to Cost of Goods Sold.  This realignment of labor allocation carries no discernible impact on our overarching financial performance; however, it does yield noteworthy adjustments to our cost structure. Notably, while our R&D expenses experienced a modest reduction, our direct labor costs underwent a commensurate increase, resulting in an approximate 2% decline in gross margin for the fourth quarter of fiscal 2024.  This trend is anticipated to continue, with a similar annual impact anticipated for fiscal 2025.

Product Sales:

	Twelve Months Ended
	February 29,	% of	February 28,	% of	Change
	2024	Total	2023	total	$	%
Fluxing Systems	$724,000	4%	$1,179,000	8%	$(455,000)	(39%	)
Integrated Coating Systems	2,889,000	14%	1,114,000	7%	1,775,000	159%
Multi-Axis Coating Systems	10,075,000	51%	6,785,000	45%	3,290,000	48%
OEM Systems	1,533,000	8%	2,144,000	14%	(611,000)	(28%	)
Other	4,479,000	23%	3,836,000	26%	643,000	17%
TOTAL	$19,700,000		$15,058,000		$4,642,000	31%

Total sales for the fiscal 2024 grew by 31%, propelled by heightened demand for our Multi-Axis Coating systems which are commonly used in the clean energy sector. Integrated Coating System sales accelerated by 159%, or $1.8M, to $2.9M due to continued success with our newly developed float glass coating platform and a newly completed custom-built system tailored for a key strategic partner within the solar energy market.

Following uncharacteristically high revenue for Printed Circuit Board “PCB” Fluxing systems for our fiscal year ended February 28, 2023, PCB Fluxing sales dipped by 39% for fiscal 2024. Also, sales to our OEM Printed Circuit Board customers that integrate our ultrasonic nozzles into their own spray fluxers declined, causing OEM sales to decrease by 28%. We believe the slowdown in sales to the PCB spray fluxer market has returned us to what is closer to our historical revenue norms. The dip in OEM sales was largely mitigated by an increase in spare parts and service-related revenue, which is a growing revenue stream, categorized in the ”Other” product category.

Market Sales:

	Twelve Months Ended
	February 29,	% of	February 28,	% of	Change
	2024	Total	2023	total	$	%
Electronics/Microelectronics	$5,602,000	29%	$5,509,000	37%	$93,000	2%
Medical	4,180,000	21%	3,702,000	25%	478,000	13%
Alternative Energy	5,997,000	30%	3,060,000	20%	2,937,000	96%
Emerging R&D and Other	315,000	2%	347,000	2%	(32,000)	(9%	)
Industrial	3,606,000	18%	2,440,000	16%	1,166,000	48%
TOTAL	$19,700,000		$15,058,000		$4,642,000	31%

Sales to the Alternative/Clean Energy market recorded growth of 96% in fiscal 2024, which were positively impacted by a growing number of our customers transitioning from our R&D systems to production scale systems that carry much higher average selling prices.

Electronics market revenue experienced a modest uptick in fiscal year 2024. This growth was strongly influenced by three significant orders totaling $497,000, from the semiconductor market. However, this positive momentum was partially tempered by a $455,000 decrease in sales from our PCB spray fluxers.

Medical sales rebounded strongly in the second half of Fiscal 2024 and ended with 13% growth for fiscal 2024.

Industrial sales remain very strong, showing growth of 48% for fiscal 2024, influenced by shipment of two next-gen float glass coating systems totaling approximately $700,000, and the last two machines of a multi-system order to a US based customer for $432,000.

Geographic Sales:

	Twelve Months Ended
	February 29,	February 28,	Change
	2024	2023	$	%
U.S. & Canada	$10,878,000	$6,804,000	$4,074,000	60%
Asia Pacific (APAC)	3,268,000	3,260,000	8,000	0%
Europe, Middle East, Asia (EMEA)	4,333,000	3,448,000	885,000	26%
Latin America	1,221,000	1,546,000	(325,000)	(21%	)
TOTAL	$19,700,000	$15,058,000	$4,642,000	31%

In fiscal 2024, approximately 55% of our sales were to US and Canadian customers. This is compared to 45% in fiscal 2023.

We continue to record strong sales from the U.S. and Canada, growing 60% for fiscal 2024. This achievement can be attributed to various factors, including proactive governmental initiatives such as the CHIPS ACT and the Inflation Reduction Act. Additionally, the ongoing trend of onshoring for high-technology products has significantly bolstered our sales performance in these regions.

Asia sales remained flat for fiscal 2024. While robust sales from the clean energy sector were shown from India, South Korea and Singapore, China sales continue a downward trajectory amidst the uncertain economic landscape prevailing in the region.

In Latin America, we encountered a discernible decline of 21%, representing a reduction of $325,000. This decrease can be largely attributed to the sluggish performance in the spray fluxer segment, a market segment commonly associated with our customer base in this region.

In fiscal 2024, EMEA sales experienced a notable surge, marking a 26% increase equivalent to $885,000. This upward trajectory was driven by robust sales in Ireland, where we secured orders and shipments for two unique machines catering to separate customers within the medical sector. These systems are designed for the specialized coating of unique implantable devices, reflecting our commitment to innovation in thin film coatings on next gen healthcare devices. Furthermore, Germany had continued sales growth of our electrolysis membrane coating systems, impacted by government initiatives aimed at fostering expansion of the clean energy sector.

Operating Expenses:

	Twelve Months Ended
	February 29,	February 28,	Change
	2024	2023	$	%
Research and product development	$2,886,000	$2,149,000	$737,000	34%
Marketing and selling	3,696,000	3,170,000	526,000	17%
General and administrative	2,080,000	1,650,000	430,000	26%
Total Operating Expenses	$8,662,000	$6,969,000	$1,693,000	24%

Research and Product Development:

Research and product development costs increased $737,000 to $2,886,000 for fiscal 2024 due to increased salaries and related costs and an increase in research and development materials and supplies, which are used in the focused growth initiatives we continue to implement.

Marketing and Selling:

Marketing and selling costs increased $526,000 to $3,696,000 for fiscal 2024 due to increased salaries and increased travel and trade show expenses.

During fiscal 2024, we expended approximately $505,000 for travel and trade show expenses compared with $398,000 for the prior fiscal year, an increase of $107,000. The increased travel and trade show expenses are a result of the global lifting of COVID-19 restrictions aligning closely with pre-pandemic levels.

General and Administrative:

General and Administrative (G&A) costs increased $430,000 to $2,080,000 for fiscal 2024 due to an increase in salaries, professional fees and corporate expenses. These increases were partially offset by a decrease in stock-based compensation expense.

Effective January 1, 2024, Steve Harshbarger became our Chief Executive Officer and President, having previously served as Chief Operating Officer and President prior to such date. We have implemented adjustments to the allocation of certain expenses in fiscal 2024 associated with this transition. Specifically, we reclassified the expenses related to Mr. Harshbarger's compensation in connection with this positional change. Prior to January 1, 2024, we categorized Mr. Harshbarger’s salary under sales expenses due to his instrumental involvement in nurturing strategic accounts. In connection with Mr. Harshbarger's assumption of the principal executive officer role, the costs associated with his compensation have been reallocated to the G&A category ensuring a more precise representation of resource allocation in our financial statements.

In the fourth quarter of fiscal 2024, we were notified by the State of California that we were required to collect sales tax on our shipments to customers in California. According to California, we have both physical and economic nexus in the state and are required to collect sales tax. We have taken the position that we do not have physical nexus, but that we are subject to the economic nexus filing requirements. The California economic nexus requirements have a look back period that began on April 1, 2019.

We are in the process of reviewing our sales to California for the period beginning April 1, 2019. For taxable sales, we are in the process of trying to collect any sales tax due from our customers. As of February 29, 2024, on the basis of a preliminary analysis of our sales to our California customers since April 1, 2019, we have recorded an accrual in the amount of $138,000 for the estimated sales tax, penalties and interest that we may be required to remit to the State of California.

Operating Income:

Our operating income increased $499,000 or 73%, to $1,182,000 in fiscal 2024 compared with $683,000 for the prior fiscal year. In fiscal 2024, the increase in operating margin is a result of an increase in revenue and gross profit offset by an increase in operating expenses. Operating margin for fiscal 2024 increased to 6% compared with 5% in the prior fiscal year. As a percentage of net sales, operating expenses decreased 200 basis points to 44% in fiscal 2024 compared with 46% in fiscal 2023.

Interest and Dividend Income:

Interest and dividend income increased $390,000 to $530,000 for fiscal 2024 as compared with $140,000 for the prior fiscal year. The increase in interest and dividend income is due to the reallocation of our investments into US Treasury securities and certificates of deposit combined with the increase in current interest rates. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities and certificates of deposit. At February 29, 2024, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $303,000 for fiscal 2024 compared with $154,000 for the prior fiscal year. The increase in income tax expense in fiscal 2024 is due to the increase in income before income taxes offset by the application of available research and development tax credits.

Net Income:

Net income increased $805,000 or 127%, to $1,441,000 for fiscal 2024 compared with $636,000 for the prior fiscal year. The increase in net income in fiscal 2024 is a result of an increase in operating income and interest and dividend income partially offset by an increase in operating expenses and an increase income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,006,000 to $12,123,000 at February 29, 2024 from $11,117,000 at February 28, 2023. The increase in working capital was primarily the result of the current year’s net income and non-cash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 29, 2024 and February 28, 2023, our working capital included:

	February 29, 2024	February 28, 2023	Cash Increase
Cash and cash equivalents	$2,135,000	$3,355,000	$(1,220,000)
Marketable securities	9,712,000	8,090,000	1,622,000
Total	$11,847,000	$11,445,000	$402,000

The following table summarizes the accounts and the major reasons for the $402,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,915,000	To reconcile increase in cash.
Accounts receivable decrease	163,000	Decrease due to timing of receipts.
Inventories increase	(2,027,000)	Additional inventory purchases and increase in work in process due to customer requirements and supply chain delays in receipt of required components.
Customer deposits increase	582,000	Received for new orders.
Accounts payable	239,000	Timing of disbursements.
Accrued expenses	312,000	Timing of disbursements.
Prepaid and Other Assets decrease	46,000	Decreased prepaid expenses.
Income taxes payable decrease	(33,000)	Timing of disbursements.
Equipment purchases	(795,000)	Equipment and facilities upgrade.
Net increase in cash	$402,000

Stockholders’ Equity – Stockholders’ equity increased $1,645,000 from $14,634,000 at February 28, 2023 to $16,279,000 at February 29, 2024. The increase was a result of the current year’s net income of $1,441,000 and $204,000 in additional equity related to stock-based compensation awards. The details of stock-based compensation are explained in Note 4 in our financial statements.

Operating Activities – We generated $1,164,000 of cash in our operating activities in fiscal 2024 compared with generating $1,325,000 in fiscal 2023. The decrease in cash generated by operating activities was the result of an increase in inventories. This use of cash was partially offset by increases in customer deposits, increases in accounts payable and accrued expenses and decreases in accounts receivable and prepaid expenses.

In fiscal 2024, we used $2,027,000 of cash compared with using $875,000 in fiscal 2023 for the purchase of inventories, a 132% increase. Approximately half of this increase aligns with Sono-Tek's 31% revenue growth, necessitating additional inventory to fulfill order demand efficiently. Of the remaining half of the inventory increase, approximately $730,000, stems from finished goods and work-in-progress items associated with three substantial orders associated with high-volume production systems. These systems boast high average selling prices and lengthy lead times, with all three scheduled for shipment in fiscal year 2025.

In addition, approximately $220,000 of finished goods comprise buy-ahead modules designed to mitigate supply chain challenges. It's anticipated that this figure will decrease to $110,000 by Q3 FY2025, reflecting improved supply chain conditions.

Investing Activities – In fiscal 2024, we used $2,384,000 in our investing activities compared with using $2,811,000 of cash in fiscal 2023. Capital spending in fiscal 2024 was $795,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and patent costs. This compares with $556,000 for the purchase of equipment and furnishings in fiscal 2023.

In fiscal 2024, we used $1,589,000 of cash compared with using $2,255,000 for the purchase of marketable securities in fiscal 2023.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 29, 2024, there were no outstanding borrowings under the line of credit.

As of February 29, 2024, $72,000 of the Company’s credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to the Company on existing orders. The unused portion of the credit line was $1,428,000 as of February 29, 2024. The letters of credit expire in fiscal year 2024.

Backlog

We typically disclose our equipment-related backlog at the close of each fiscal quarter.  However, we have not previously included our services-related backlog, encompassing repair parts, contract coating, paid applications development time in our laboratories, and purchase orders for planned paid installation commitments, in our reported backlog figures.  While historically the services-related backlog has represented an insignificant portion of our total backlog in dollar terms, our strategic focus is aimed at growing this aspect of our business to become significant in the future.

Accordingly, beginning with our fiscal 2024 year-end figures included in this discussion, we will incorporate service-related backlog into our reported total backlog number and present it separately.  Despite its current size, we believe that service-related backlog holds potential for considerable growth.  At the end of fiscal year 2024, our total backlog amounted to $9,277,168, comprised of $9,079,422 in equipment backlog and $197,746 in services-related backlog.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 29, 2024.

Critical Accounting Estimates

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

Management’s estimates and judgements are continually evaluated and are based on historial experience and expectations regarding future events that are believed to be reasonable under the specific circumstances.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. As of February 29, 2024, management believes that there are no critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based on management’s estimate, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Management evaluates the valuation allowance based on current estimates and historical experience. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 29, 2024 and February 28, 2023, there were no uncertain tax provisions.

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

Judgement is required when determining at what point in time control of the Company’s manufactured equipment is transferred to its customers. Management’s judgement is based on each customer contract and the transfer of control of the equipment to the customer. The sales revenue to be recorded is based on each contract.

Impact of New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Other than ASU 2023-09 discussed above, accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements is not expected to have a material impact on the financial statements of the Company.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of and for the year ended February 29, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. – Not Applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio, Ph.D.	83	Executive Chairman and Director
R. Stephen Harshbarger	56	Chief Executive Officer, President and Director
Eric Haskell, CPA	77	Director*
Adeniyi Lawal, Ph.D.	67	Director
Donald F. Mowbray, Ph.D.	86	Director
Carol O’Donnell	67	Director*
Joseph Riemer, Ph.D.	75	Director
Philip A. Strasburg, CPA	85	Director*

* Member of the Audit Committee.

The Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of the Company. The terms of Dr. Mowbray, Mr. Haskell, Dr. Lawal and Ms. O’Donnell run until the annual meeting to be held in 2024, and in each case until their respective successors are duly elected and qualified.

The terms of Drs. Coccio and Riemer and Messrs. Strasburg and Harshbarger run until the annual meeting to be held in 2025.

Audit Committee

The Company has a separate designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Eric Haskell, CPA (who serves as Chairman of the Audit Committee), Carol O’Donnell and Philip A. Strasburg, CPA. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements. The Board of Directors has determined that Mr. Haskell qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

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

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	61	Chief Financial Officer
Christopher C. Cichetti	42	Vice President – Sales and Application Engineering
Christopher L. Coccio, Ph.D.	83	Executive Chairman and Director
R. Stephen Harshbarger	56	Chief Executive Officer, President and Director
Maria T. Kuha	47	Vice President – Manufacturing Operations

The foregoing officers are appointed for terms of one year or until their successors are duly elected and qualified or until terminated by action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer of the Company in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY at Oneonta and an MBA from Marist College. He was licensed as a CPA in 1990. Mr. Bagley served on the OTCQX US Advisory Council from 2019 to 2020. Mr. Bagley is a past President of the Board of Education for the New Paltz Central School District and a past Chairman of the Audit and Finance Committee for the District.

CHRISTOPHER C. CICHETTI was appointed Vice President – Sales and Application Engineering of the Company in August 2022. Mr. Cichetti joined Sono-Tek in 2005 as an Electrical Engineer and has served as Application Engineer, Senior Application Engineer, Application Engineering Manager, and Vice President of Application Engineering. Mr. Cichetti has experience in lab testing, process development, project management, and has successfully implemented several successful OEM relationships with outside vendors. He is a graduate of Worcester Polytechnic Institute with a major in Computer and Electrical Engineering and a minor in International Studies.

DR. CHRISTOPHER L. COCCIO has served as Executive Chairman of the Company since January 2024. Prior thereto, Dr. Coccio served as Sono-Tek’s Chief Executive Officer from April 2001 until January 2024. Dr. Coccio has been a Director of the Company since June 1998 and became Chairman of the Board of Directors in August 2007. From 1964 to 1996, he held various engineering, sales, marketing and management positions at General Electric Company, with P&L responsibilities for up to $100 million in sales and 500 people throughout the United States. He also won an ASME Congressional Fellowship and served with the Senate Energy Committee in 1976. His business experience includes both domestic and international markets and customers. He founded a management consulting business in 1996 and was appointed a legislative Fellow on the New York State Assembly’s Legislative Commission on Science and Technology from 1996 to 1998. From 1998 to 2001, he worked with Accumetrics Associates, Inc., a manufacturer of digital wireless telemetry systems, as Vice President of Business Development and member of the Board of Advisors. Dr. Coccio received a B.S.M.E. from Stevens Institute of Technology, an M.S.M.E. from the University of Colorado, and a Ph.D. from Rensselaer Polytechnic Institute in Chemical Engineering.

Key attributes, Experience and Skills: Dr. Coccio brings his strategic vision for our Company to the Board together with his leadership, business experience and investor relations skills. Dr. Coccio has an immense knowledge of our Company and its related applications which is beneficial to the Board. Dr. Coccio’s service as Executive Chairman bridges a critical gap between the Company’s management and the Board, enabling the Board to benefit from management’s perspective on the Company’s business while the Board performs its oversight function.

R. STEPHEN HARSHBARGER has been Chief Executive Officer and President of the Company since January 2024 and a Director since 2013. Mr. Harshbarger originally joined Sono-Tek in 1993 and became President in 2012.

Before becoming Chief Executive Officer and President, Mr. Harshbarger honed his expertise through various pivotal roles within Sono-Tek, including Sales Engineer, Worldwide Sales and Marketing Manager, Vice President & Director of Electronics and Advanced Energy (E&AE), and Executive Vice President. Under his stewardship, the sales organization flourished, with a global distribution network spanning over 40 countries and boasting a revenue surge of over 300%.

Mr. Harshbarger is a recognized authority in ultrasonic coating equipment, particularly within the electronics, medical device, and advanced energy sectors. Prior to his tenure at Sono-Tek, he played a pivotal role as the Sales and Marketing Manager for Plasmaco Inc., a pioneer in the development of Flat Panel Displays, where he spearheaded the establishment of their distribution network, participated in venture capital funding, and introduced the first flat panels to the Wall Street trading floors.

Mr. Harshbarger graduated from Bentley University, with a major in Finance and a minor in Marketing.

Key attributes Experience and Skills: Mr. Harshbarger is a pivotal asset to Sono-Tek and its Board. Renowned as one of the foremost ultrasonic coating experts globally, he has a proven successful track record of identifying, developing, and implementing innovative technologies for diverse markets and applications. His adeptness in cultivating robust distribution networks and his deep understanding of ultrasonic coating for new product developments are invaluable assets that drive the Company’s growth and innovation. Moreover, Mr. Harshbarger’s leadership and oversight prowess further enrich the strategic vision of the Board, ensuring that Sono-Tek remains at the forefront of technological advancement and market leadership.

ERIC HASKELL, CPA has been a Director since August 2009. He has over 40 years of experience in senior financial positions at several public and private companies.  He has significant expertise in the areas of acquisitions and divestitures, strategic planning and investor relations.  From December 2005 through March 2008, Mr. Haskell served as the Executive Vice President and Chief Financial Officer of SunCom Wireless Holdings, Inc., a company providing digital wireless communications services which was publicly traded until its merger with a wholly-owned subsidiary of T-Mobile USA, Inc. in February 2008.  He also served as a member of SunCom’s Board of Directors from November 2003 through May 2007.  From 1989 until April 2004, Mr. Haskell served as the Chief Financial Officer of Systems & Computer Technology Corp., a NASDAQ listed software and services corporation.  He has served as Audit Committee Chairman since 2023. Mr. Haskell received a Bachelors Degree in Business Administration from Adelphi University in 1969.

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

DR. ADENIYI LAWAL became a Director in April 2024. He has considerable experience in both industries and academia, having worked with Shell Petroleum Development Company, Texaco Overseas Oil Company, and three different universities. Currently he’s a Professor of Chemical Engineering at the Department of Chemical Engineering & Materials Science, Stevens Institute of Technology where he has been a member of the faculty for over twenty-five years. At Stevens, he has held several administrative positions, including Program Director, Associate Department Chair, and now, Department Chair. Dr. Lawal has directed research groups in academia, and has been a highly successful researcher, having executed several multi-million dollar, and multi-year projects funded by the Department of Energy and the Department of Defense. ACS-Petroleum Research Fund, GAF Materials Corporation, Phillips Netherlands, and International Flavors & Fragrances have also funded his research. He has published extensively in highly esteemed, archival journals and is the recipient of five U.S. and international patents. Dr. Lawal has also been active in scientific societies, organized and chaired national and international conferences. He received a B.Sc (Honors) Degree in Engineering from the University of Ibadan, Nigeria, an S.M. Degree from the Massachusetts Institute of Technology and a Ph.D. from McGill University, Canada, both in Chemical Engineering.

Key Attributes, Experience, and Skills: Dr. Lawal’s core expertise is in catalysis, reaction engineering and process intensification with specific application to renewable energy. His extensive research experience and knowledge of the renewable energy landscape bring valuable insights to the Board on emerging local and global business opportunities in green energy. His administrative and leadership experience that has spanned decades is also of value to the Board.

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

PHILIP STRASBURG, CPA, has been a Director since August 2004. He is a retired partner from the firm of Anchin Block and Anchin, LLP and has 40 years of experience in auditing. He served as Audit Committee Chairman from 2005 through 2023. He was the lead partner on the Sono-Tek account from fiscal 1994 to fiscal 1996. Mr. Strasburg is a certified public accountant in New York State. He has a Master of Science in economics from The London School of Economics and Political Science and a Bachelor of Science degree from Lehigh University, where he majored in business administration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than ten percent of the Company's common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports. Based solely on a review of such filings, during the year ended February 29, 2024, all of the Company's Directors and executive officers and holders of more than ten percent of the Company’s stock have made timely filings of such reports.

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

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2024 and fiscal 2023 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	All Other Compensation ($)	Total ($)

Christopher L. Coccio[1]
CEO, Executive Chairman	2024	193,800	48,000	0	15,000	7,300	264,100
and Director	2023	192,200	20,200	0	15,000	6,373	233,773

R. Stephen Harshbarger[2]	2024	252,300	55,000	0	15,000	9,200	331,500
CEO, President and Director	2023	249,200	23,000	0	15,000	8,167	295,367

Stephen J. Bagley	2024	176,500	44,000	0	7,500	6,600	234,600
Chief Financial Officer	2023	174,800	18,500	0	7,500	5,799	206,599

Christopher C. Cichetti	2024	179,800	37,000	0	27,500	6,500	250,800
Vice President – Sales Applications	2023	168,200	14,200	0	7,500	5,500	195,400

All Other Compensation represents Company contributions to the Company’s 401K plan.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.

1 Dr. Coccio stepped down as CEO on January 1, 2024 and became Executive Chairman.

2 Mr. Harshbarger became CEO on January 1, 2024.

Officer Compensation Arrangements

During fiscal 2024, Dr. Coccio was compensated at the rate of $200,000 per annum, until January 2024, at which time his annual base compensation decreased to $160,000.

During fiscal 2024, Mr. Harshbarger was compensated at the rate of $250,000 per annum, until January 2024, at which time his annual base compensation increased to $265,000.

During fiscal 2024, Mr. Bagley was compensated at the rate of $175,000 per annum, until January 2024, at which time his annual base compensation increased to $185,000.

During fiscal 2024, Mr. Cichetti was compensated at the rate of $170,000 per annum, until August 2023, at which time his annual base compensation increased to $185,000 per annum and increased to $200,000 per annum in January 2024.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Christopher L. Coccio[1]	4,652	1,163	6.05	11/18/2031
CEO, Executive Chairman and Director	32,680	—	6.26	02/17/2032
	2,027	2,477	5.96	11/17/2032
	—	5,282	5.00	11/16/2033

R. Stephen Harshbarger[2]	4,652	1,163	6.05	11/18/2031
CEO, President and Director	13,072	3,268	6.26	02/17/2032
	1,772	2,165	5.96	11/17/2032
	—	4,658	5.00	11/16/2033

Stephen J. Bagley	2,750	—	4.45	01/15/2031
Chief Financial Officer	7,843	1,961	6.26	02/17/2032
	886	1,082	5.96	11/17/2032
	—	2,329	5.00	11/16/2033

Christopher C. Cichetti	2,750	—	4.45	01/15/2031
Vice President – Sales Applications	7,843	1,961	6.26	02/17/2032
	886	1,082	5.96	11/17/2032
	—	8,540	5.00	11/16/2033

1 Dr. Coccio stepped down as CEO on January 1, 2024 and became Executive Chairman.

2 Mr. Harshbarger became CEO on January 1, 2024.

Estimated Payments and Benefits Upon Termination or Change in Control

On September 1, 2007, the Company entered into identical Executive Agreements with Stephen J. Bagley, the Company’s Chief Financial Officer and Christopher L. Coccio, the Company’s Executive Chairman. The Company also entered into an Executive Agreement with R. Stephen Harshbarger, the Company’s Chief Executive Officer and President, on March 5, 2008. The agreements, as subsequently amended, provide that in the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the officers shall receive severance payments equal to two years of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $394,000, Christopher L. Coccio $440,000 and R. Stephen Harshbarger $546,000.

Severance Agreements

On October 20, 2017, the Company entered into identical Executive Agreements with Stephen J. Bagley, Chief Financial Officer, Christopher L. Coccio, Executive Chairman and R. Stephen Harshbarger Chief Executive Officer and President. The agreements provide that in the event of termination of the executive’s employment, other than for the cause, the officers shall receive severance payments equal to two weeks of compensation for each full year employed by the Company.

Clawback Policy

On November 16, 2023, our Board adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Compensation of Directors

Each non-employee director receives $2,500 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 29, 2024, director compensation was as follows:

2024 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Haskell	10,000	—	10,000[1]	—	—	—	20,000
Donald F. Mowbray	10,000	—	10,000[2]	—	—	—	20,000
Carol O’Donnell	10,000	—	10,000[3]	—	—	—	20,000
Philip Strasburg	10,000	—	10,000[4]	—	—	—	20,000
Joseph Riemer	10,000	—	10,000[5]	—	—	—	20,000

[1]	During fiscal 2024, Mr. Haskell received a grant of 3,676 options exercisable at $4.79 per share. At the end of fiscal 2024, Mr. Haskell held an aggregate of 23,026 stock options.
[2]	During fiscal 2024, Dr. Mowbray received a grant of 3,676 options exercisable at $4.79 per share. At the end of fiscal 2024, Dr. Mowbray held an aggregate of 6,700 stock options.
[3]	During fiscal 2024, Ms. O’Donnell received a grant of 3,676 options exercisable at $4.79 per share. At the end of fiscal 2023, Ms. O’Donnell held an aggregate of 13,026 stock options.
[4]	During fiscal 2024, Mr. Strasburg received a grant of 3,676 options exercisable at $4.79 per share. At the end of fiscal 2023, Mr. Strasburg held an aggregate of 10,303 stock options.
[5]	During fiscal 2024, Dr. Riemer received a grant of 3,676 options exercisable at $4.79 per share. At the end of fiscal 2023, Dr. Riemer held an aggregate of 15,026 stock options.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 17, 2024 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if more than 5%) of Beneficial owner	Amount Beneficially Owned		Percent
Directors and Officers
*Stephen J. Bagley	63,511	[1]	**
*Christopher Cichetti	11,479	[2]	**
*Christopher L. Coccio	366,658	[3]	2.32%
*R. Stephen Harshbarger	301,574	[4]	1.91%
*Eric Haskell	25,485	[5]	**
*Donald F. Mowbray	64,864		**
*Carol O’Donnell	28,326	[6]	**
*Joseph Riemer	26,988	[7]	**
*Philip A. Strasburg	41,721	[8]	**
*Adeniyi Lawal	—		**
All Executive Officers and Directors as a Group	933,742	[9]	5.88%

Additional 5% owners
Emancipation Management LLC[11] Charles Frumberg[11] Circle N Advisors, LLC[12]	6,466,261	[10]	41.05%
V. Adah Nicklin[13]	915,599		5.81%
Richard A. Bayles[14]	840,536		5.34%

The above ownership percentages are based on 15,750,880 shares outstanding as of May 17, 2024.

*c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.

** Less than 1%

1 Includes 11,479 options currently exercisable issued under the Company’s Stock Incentive Plans.

2 Includes 11,479 options currently exercisable issued under the Company’s Stock Incentive Plans.

3 Includes 4,000 shares held in the name of Dr. Coccio’s wife and 39,359 options currently exercisable issued under the Company’s Stock Incentive Plans.

4 Includes 19,496 options currently exercisable issued under the Company’s Stock Incentive Plans.

5 Includes 16,326 options currently exercisable issued under the Company’s Stock Incentive Plans.

6 Includes 6,326 options currently exercisable issued under the Company’s Stock Incentive Plans.

7 Includes 8,326 options currently exercisable issued under the Company’s Stock Incentive Plans.

8 Includes 10,000 shares in the name of Mr. Strasburg’s wife and 3,603 options currently exercisable issued under the Company’s Stock Incentive Plans.

9 The group total includes 118,930 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 72,526 options that are currently unexercisable. The group total includes 600 shares and 2,536 currently exercisable options held by Maria Kuha, a Vice President.

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

11 The address of this person is 299 Park Avenue, New York, NY 10171.

12 The address of this person is 1065 Main Street, Suite F, PO Box 336, Fishkill, NY 12524.

13 The address of this person is 3 Rivers Edge, Newburgh, NY 12550.

14 The address of this person is 3697 Se Doubleton Drive, Stuart, FL 34997.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	229,749	$4.99	—
2023 Stock Incentive Plan	65,793	$4.99	2,434,207

Total	295,542		2,434,207

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan (the "2013 Plan"), up to 2,500,000 options and shares had been available for grant to officers, directors, consultants and employees of the Company and its subsidiaries. No additional options or shares could be granted under the 2013 Plan after June 2023. Under the 2013 Plan options expire ten years after the date of grant. As of February 29, 2024, there were 229,749 options outstanding under the 2013 Plan.

2023 Stock Incentive Plan

In May 2023, to replace the expiring 2013 Plan, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. There are currently 65,793 options outstanding under the 2023 Plan.

Under the 2023 Plan, option prices must be at least 100% of the fair market value of the common stock at time of grant. For qualified employees, except under certain circumstances specified in the plan or unless otherwise specified at the discretion of the Board of Directors, no option may be exercised prior to one year after date of grant, with the balance becoming exercisable in cumulative installments over a three-year period during the term of the option and terminating at a stipulated period of time after an employee's termination of employment.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of six “independent directors”, as that term is defined under NASDAQ rules, and two directors who are not “independent directors”. The Company’s “independent directors” are Donald Mowbray, Eric Haskell, Carol O’Donnell, Philip Strasburg, Joseph Riemer and Adeniyi Lawal. Christopher L. Coccio and R. Stephen Harshbarger are current employees of the Company and therefore are not considered independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For fiscal 2024 and 2023 the Company paid or accrued fees of approximately $171,000 and $146,000, respectively, for services rendered by Marcum LLP, its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees - None

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2024 and fiscal 2023.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
10(a) [3]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(b) [3]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(c) [4]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(d)[5]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(e)[6]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(f)[7]	Sono-Tek Corporation 2023 Stock Incentive Plan.
10(g)[8]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(h)[8]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(i)[9]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(j)[11]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(k)[10]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(l)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(m)[11]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(n)[11]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(o)[11]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(p)[12]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(q)[13]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(r)[12]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(s)[12]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(t)[12]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(u)[12]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
14[13]	Code of Ethics.
21[14]	Subsidiaries of Issuer.
23.1[14]	Consent of Marcum LLP

31.1[14]	Rule 13a-14/15d – 14(a) Certification.
31.2[14]	Rule 13a-14/15d – 14(a) Certification.
32.1[14]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[14]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS[14]	XBRL Instance Document — This instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH[14]	XBRL Taxonomy Extension Schema Document.
101.CAL[14]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[14]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[14]	XBRL Extension Label Linkbase Document.
101.PRE[14]	XBRL Taxonomy Extension Presentation Linkbase Document.
104[14]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007
[4]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[5]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[6]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 20, 2023.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[12]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2019.
[13]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2020 and filed with the Securities and Exchange Commission on September 17, 2020.
[14]	Filed herewith.

ITEM 16	10-K SUMMARY

None.

SONO-TEK CORPORATION

FORM 10-K

ITEM 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

FOR THE YEARS ENDED FEBRUARY 29, 2024 and February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Marcum LLP (PCAOB ID No: 688)

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of February 29, 2024 and February 28, 2023

Consolidated Statements of Income

For the Years Ended February 29, 2024 and February 28, 2023

Consolidated Statements of Stockholders' Equity

For the Years Ended February 29, 2024 and February 28, 2023

Consolidated Statements of Cash Flows

For the Years Ended February 29, 2024 and February 28, 2023

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation (the “Company”) as of February 29, 2024 and February 28, 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended February 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

East Hanover, NJ
May 23, 2024

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 29, 2024	February 28, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,134,786	$3,354,601
Marketable securities	9,711,351	8,090,000
Accounts receivable (less allowance of $12,225)	1,470,711	1,633,866
Inventories	5,221,980	3,242,909
Prepaid expenses and other current assets	207,738	254,046
Total current assets	18,746,566	16,575,422

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,832,156	2,624,996
Intangible assets, net	47,566	57,202
Deferred tax asset	1,255,977	667,098

TOTAL ASSETS	$23,132,265	$20,174,718

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,049,742	$810,863
Accrued expenses	1,739,478	1,427,446
Customer deposits	3,419,706	2,838,165
Income taxes payable	414,807	381,421
Total current liabilities	6,623,733	5,457,895

Deferred tax liability	229,534	82,865

Total Liabilities	6,853,267	5,540,760

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,750,880 and 15,742,073 issued and outstanding as of February 29, 2024, and February 28, 2023, respectively	157,509	157,421
Additional paid-in capital	9,770,387	9,566,898
Accumulated earnings	6,351,102	4,909,639

Total stockholders’ equity	16,278,998	14,633,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,132,265	$20,174,718

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 29, 2024	February 28, 2023

Net Sales	$19,699,886	$15,058,203
Cost of Goods Sold	9,855,311	7,406,196
Gross Profit	9,844,575	7,652,007

Operating Expenses
Research and product development	2,885,773	2,149,525
Marketing and selling	3,695,870	3,169,730
General and administrative	2,080,447	1,649,761
Total Operating Expenses	8,662,090	6,969,016

Operating Income	1,182,485	682,991

Other Income (Expense):
Interest and Dividend Income	529,735	140,042
Net unrealized gain/(loss) on marketable securities	32,360	(33,119)
Income before Income Taxes	1,744,580	789,914

Income Tax Expense	303,117	154,009

Net Income	$1,441,463	$635,905

Basic Earnings Per Share	$0.09	$0.04

Diluted Earnings Per Share	$0.09	$0.04

Weighted Average Shares – Basic	15,743,763	15,735,451

Weighted Average Shares – Diluted	15,774,007	15,769,499

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Total Stockholders’ Equity
Balance - February 28, 2022	15,729,175	$157,292	$9,310,287	$4,273,734	$13,741,313

Stock based compensation expense			256,740		256,740
Cashless exercise of stock options	12,898	129	(129)		—
Net Income				635,905	635,905
Balance - February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958

Stock based compensation expense			203,577		203,577
Cashless exercise of stock options	8,807	88	(88)		—
Net Income				1,441,463	1,441,463
Balance - February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	$16,278,998

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,441,463	$635,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597,166	510,868
Stock based compensation expense	203,577	256,740
Accounts receivable reserve	—	(43,898)
Inventory reserve	47,875	4,864
Unrealized (gain) loss on marketable securities	(32,360)	33,119
Deferred tax asset, net	(442,210)	(512,337)
(Increase) Decrease in:
Accounts receivable	163,155	(497,463)
Inventories	(2,026,946)	(874,531)
Prepaid expenses and other assets	46,308	69,258
(Decrease) Increase in:
Accounts payable	238,879	126,352
Accrued expenses	312,032	(376,582)
Customer deposits	581,541	1,670,197
Income taxes payable	33,386	322,547
Net Cash Provided by Operating Activities	1,163,866	1,325,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(794,690)	(555,867)
Sale of marketable securities	20,237,051	14,329,159
Purchase of marketable securities	(21,826,042)	(16,584,288)
Net Cash Used In Investing Activities	(2,383,681)	(2,810,996)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,219,815)	(1,485,957)

CASH AND CASH EQUIVALENTS:
Beginning of year	3,354,601	4,840,558
End of year	$2,134,786	$3,354,601

Supplemental Cash Flow Disclosure:
Interest Paid	$—	$—
Income Taxes Paid	$712,092	$363,590

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expense for fiscal 2024 and fiscal 2023 was $371,000 and $297,500, respectively.

Accounts Receivable, net - In the normal course of business, the Company extends credit to customers. Accounts receivable, less an allowance for credit losses, reflect the net realizable value of receivables and approximate fair value. The Company records a bad debt expense/allowance based on management’s estimate of uncollectible accounts. All outstanding accounts receivable accounts are reviewed for collectability on an individual basis.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At February 29, 2024, the Company had $1,819,000 of cash in excess of the FDIC insured limit.

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

The fair values of financial assets of the Company were determined using the following categories at February 29, 2024 and February 28, 2023, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – February 29, 2024	$9,711,351	$—	$—	$9,711,351

Marketable Securities – February 28, 2023	$7,361,000	$729,000	$—	$8,090,000

Marketable Securities include certificates of deposit and US Treasury securities, totaling $9,711,351 and $8,090,000 that are considered to be highly liquid and easily tradeable as of February 29, 2024 and February 28, 2023, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 29, 2024 and February 28, 2023, there were no uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen 17 years for domestic patents and twelve 12 years for foreign patents, which is considered the useful life. Amortization expense for the years ended February 29, 2024 and February 28, 2023 was $16,434 and $18,814, respectively. The accumulated amortization of patents is $212,861 and $202,681 at February 29, 2024 and February 28, 2023, respectively. Annual amortization expense of such intangible assets is expected to be approximately $16,000 per year for the next five years.

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

At February 29, 2024 and February 28, 2023, the Company had Land, stated at cost of $250,000.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded for the years ended February 29, 2024 and February 28, 2023 on the Company’s long-lived assets.

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

New Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments. Codification Improvements to Topic 326, Financial Instruments – Credit Losses, have been released in November 2018 (2018-19), November 2019 (2019-10 and 2019-11) and a January 2020 Update (2020-02) that provided additional guidance on this Topic. This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For SEC filers meeting certain criteria, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For SEC filers that meet the criteria of a smaller reporting company (including this Company) and for non-SEC registrant public companies and other organizations, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted ASU 2016-13 as updated and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted - In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures, and does not expect the standard will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

During fiscal 2024 and fiscal 2023, the Company spent approximately $2,886,000 and $2,149,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services.

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

At February 29, 2024, the Company had received $3,420,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $72,000 to secure these cash deposits. At February 29, 2024, the Company was utilizing $72,000 of its available credit line to collateralize these letters of credit.

At February 28, 2023, the Company had received $2,838,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $145,000 to secure these cash deposits. At February 28, 2023, the Company was utilizing $145,000 of its available credit line to collateralize these letters of credit.

The Company’s sales revenue, by product line is as follows:

	Twelve Months Ended
	February 29,		February 28,
	2024	% of total	2023	% of total
Fluxing Systems	$724,000	4%	$1,179,000	8%
Integrated Coating Systems	2,889,000	14%	1,114,000	7%
Multi-Axis Coating Systems	10,075,000	51%	6,785,000	45%
OEM Systems	1,533,000	8%	2,144,000	14%
Other	4,479,000	23%	3,836,000	26%
TOTAL	$19,700,000		$15,058,000

NOTE 4: STOCK-BASED COMPENSATION

Stock Options – In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. There are currently 65,793 and 229,749 options outstanding, respectively, under the 2023 Plan and the 2013 Plan.

Under the 2023 Stock Incentive Plan, as amended (the "2023 Plan"), options can be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock. Under the 2023 Plan options expire ten years after the date of grant.

During fiscal 2024, the Company granted options to acquire 54,813 shares to employees exercisable at prices ranging from $4.79 to $5.60 and options to acquire 18,380 shares to the non-employee members of the board of directors with an exercise price of $4.79. The options granted to employees and directors vest over three years and expire in ten years. The options granted by the Company during fiscal 2024 had a combined weighted average grant date fair value of $3.11 per share.

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

A summary of the activity for both plans, for fiscal 2024 and fiscal 2023 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Term - Years
Balance - February 28, 2022	253,710	61,690	$4.46	$3.53	8.94
Granted	44,739		5.71
Exercised	(16,973)		(1.77)
Cancelled	(30,717)		(4.66)
Balance - February 28, 2023	250,759	133,609	$4.84	$4.62	8.52

Granted	73,193		$5.02
Exercised	(19,701)		(3.62)
Cancelled	(8,709)		(4.20)
Balance - February 29, 2024	295,542	181,376	$4.99	$4.89	8.04

The aggregate intrinsic value of the Company’s vested and exercisable options at February 29, 2024 was $167,709.

For the years ended February 29, 2024 and February 28, 2023 the Company recognized $203,577 and $256,740 in stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of February 29, 2024 was $298,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures. During the year ended February 29, 2024, the Company had net settlement exercises of stock options, whereby, the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended February 29, 2024 resulted in 8,807 shares of common stock issued.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 29, 2024	February 28, 2023
Expected life	5 - 8 years	5 - 8 years
Risk free interest rate	2.82% - 4.39%	2.82% – 4.02%
Expected volatility	55.02% - 62.48%	55.02% - 62.01%
Expected dividend yield	0%	0%

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 29, 2024	February 28, 2023
Raw materials and subassemblies	$2,270,567	$1,868,689
Finished goods	1,785,952	613,915
Work in process	1,165,461	760,305
Total	$5,221,980	$3,242,909

The Company maintains an allowance for slow-moving inventory for raw materials and finished goods. The recorded allowances at February 29, 2024 and February 28, 2023, totaled $380,400 and $332,525, respectively.

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Buildings, equipment, furnishings and leasehold improvements consist of the following:

	February 29,	February 28,
	2024	2023
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,733,911	1,647,951
Machinery and equipment	1,891,345	1,807,817
Leasehold improvements	924,356	789,044
Tradeshow and demonstration equipment	1,151,899	1,137,346
Furniture and fixtures	1,771,084	1,302,545
Totals	9,722,595	8,934,703
Less: Accumulated depreciation	(6,890,439)	(6,309,707)
	$2,832,156	$2,624,996

Depreciation expense for the years ended February 29, 2024 and February 28, 2023 was $580,732 and $492,055, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 29, 2024	February 28, 2023
Accrued compensation	$579,757	$352,619
Estimated warranty costs	524,875	500,650
Accrued sales tax	152,547	—
Accrued commissions	133,771	157,927
Professional fees	74,826	100,921
Other accrued expenses	273,702	315,329
Total accrued expenses	$1,739,478	$1,427,446

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 8.50% at February 29, 2024 and 7.75% at February 28, 2023. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 29, 2024, $72,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued to customers that have remitted cash deposits to the Company on existing orders. The Letters of Credit expire in April 2024. As of February 29, 2024, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,428,000.

As of February 28, 2023, $145,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued to customers that have remitted cash deposits to the Company on existing orders. The Letters of Credit expired in May and July 2023. As of February 28, 2023, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,355,000.

NOTE 9: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	February 29, 2024	February 28, 2023
Expected federal income tax	$366,362	$165,882
State tax, net of federal	52,510	37,204
Research and development tax credits	(161,525)	(127,329)
Permanent differences	45,770	78,252
Income tax expense	$303,117	$154,009

Components of the current and deferred tax expense are as follows:

	February 29, 2024	February 28, 2023
Current:
Federal	$716,003	$438,263
State	123,743	83,525
Total current income tax	839,746	521,788

Deferred:
Federal	(471,396)	(321,458)
State	(65,233)	(46,321)
Total deferred income tax	(536,629)	(367,779)

Income tax expense	$303,117	$154,009

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

The Company does not have any uncertain tax positions in 2024. There are no interest and penalties related to uncertain tax positions in 2024. As of February 29, 2024, open years related to the federal and state jurisdictions are 2023, 2022 and 2021.

The deferred tax asset and liability are comprised of the following:

	February 29, 2024	February 28, 2023
Deferred tax asset
Allowance for inventory	$91,000	$76,000
Allowance for accounts receivable	3,000	3,000
Capitalized R&D expenses – IRC Section 174	985,000	441,000
Accrued expenses and other	177,000	147,000
Deferred tax asset – Long Term	$1,256,000	$667,000

Deferred tax liability
Building and leasehold depreciation	(230,000)	(83,000)
Deferred tax liability – Long Term	$(230,000)	$(83,000)

NOTE 10: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 29, 2024	February 28, 2023

Numerator for basic and diluted earnings per share	$1,441,463	$635,905

Denominator for basic earnings per share - weighted average	15,743,763	15,735,451

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	30,244	34,048
Denominator for diluted earnings per share	15,774,007	15,769,499

Basic Earnings Per Share – Weighted Average	$0.09	$0.04

Diluted Earnings Per Share – Weighted Average	$0.09	$0.04

NOTE 11: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	February 29, 2024	February 28, 2023
Asia Pacific (APAC)	3,268,000	3,260,000
Europe, Middle East, Asia (EMEA)	4,333,000	3,448,000
Latin America	1,221,000	1,546,000
	$8,822,000	$8,254,000

During fiscal 2024 and fiscal 2023, sales to foreign customers accounted for approximately $8,822,000 and $8,254,000, or 45% and 55% respectively, of total revenues.

For the fiscal years ended February 29, 2024 and February 28, 2023, no single customer accounted for more than 10% of the Company’s revenues.

Two customers accounted for 26% of the outstanding accounts receivables February 29, 2024.

Two customers accounted for 28% of the outstanding accounts receivables at February 28, 2023.

The Company had two customers which accounted for 14% of sales during fiscal 2023. Four customers accounted for 44% of the outstanding accounts receivables at February 28, 2023.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit discussed in Notes 3 and 8, the Company did not have any material commitments or contingencies as of February 29, 2024.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of February 29, 2024, the Company did not have any pending legal actions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2024

Sono-Tek Corporation

(Registrant)

By: /s/ R. Stephen Harshbarger

R. Stephen Harshbarger,

Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 23, 2024	/s/ Eric Haskell	May 23, 2024
Christopher L. Coccio		Eric Haskell
Executive Chairman and Chairman of the Board of Directors		Director

/s/ Stephen J. Bagley	May 23, 2024	/s/ Dr. Joseph Riemer	May 23, 2024
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 23, 2024	/s/ Philip A. Strasburg	May 23, 2024
Carol O’Donnell		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 23, 2024	/s/ Dr. Donald F. Mowbray	May 23, 2024
R. Stephen Harshbarger		Donald F. Mowbray
Chief Executive Officer and President		Director

/s/ Adeniyi Lawal	May 23, 2024
Adeniyi Lawal
Director