Form 10-Q
period 2024-05-31
SONO TEK CORP
filed 2024-07-11
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 10, 2024
Class
Common Stock, par value $.01 per share	15,750,880

SONO-TEK CORPORATION

Item 1 – Condensed Consolidated Financial Statements:

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2024	February 29,
	(Unaudited)	2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,402,007	$2,134,786
Marketable securities	9,749,483	9,711,351
Accounts receivable (less allowance of $12,225)	1,401,582	1,470,711
Inventories	5,479,368	5,221,980
Prepaid expenses and other current assets	148,603	207,738
Total current assets	19,181,043	18,746,566

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,709,183	2,832,156
Intangible assets, net	45,020	47,566
Deferred tax asset	1,369,210	1,255,977

TOTAL ASSETS	$23,554,456	$23,132,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,020,777	$1,049,742
Accrued expenses	1,711,800	1,739,478
Customer deposits	3,339,816	3,419,706
Income taxes payable	618,010	414,807
Total current liabilities	6,690,403	6,623,733

Deferred tax liability	199,987	229,534
Total liabilities	6,890,390	6,853,267

Commitments and Contingencies (Note 9)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,750,880 shares issued and outstanding as of May 31, 2024 and February 29, 2024	157,509	157,509
Additional paid-in capital	9,824,618	9,770,387
Accumulated earnings	6,681,939	6,351,102
Total stockholders’ equity	16,664,066	16,278,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,554,456	$23,132,265

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2024	2023

Net Sales	$5,031,038	$3,603,018
Cost of Goods Sold	2,576,551	1,825,786
Gross Profit	2,454,487	1,777,232

Operating Expenses
Research and product development costs	731,430	656,438
Marketing and selling expenses	897,190	800,784
General and administrative costs	587,571	411,626
Total Operating Expenses	2,216,191	1,868,848

Operating Income/(Loss)	238,296	(91,616)

Interest and Dividend Income	142,654	105,990
Net unrealized gain on marketable securities	10,361	17,658

Income Before Income Taxes	391,311	32,032

Income Tax Expense/ (Benefit)	60,474	(21,374)

Net Income	$330,837	$53,406

Basic Earnings Per Share	$0.02	$0.00

Diluted Earnings Per Share	$0.02	$0.00

Weighted Average Shares - Basic	15,750,880	15,742,073

Weighted Average Shares - Diluted	15,774,376	15,769,442

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MAY 31, 2024 AND 2023

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	$16,278,998
Stock based compensation expense		—	54,231		54,231
Net Income		—		330,837	330,837
Balance, May 31, 2024 (unaudited)	15,750,880	$157,509	$9,824,618	$6,681,939	$16,664,066

Balance, February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958
Stock based compensation expense		—	48,295		48,295
Net Income		—		53,406	53,406
Balance, May 31, 2023 (unaudited)	15,742,073	$157,421	$9,615,193	$4,963,045	$14,735,659

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$330,837	$53,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,491	135,208
Stock based compensation expense	54,231	48,295
Inventory reserve	11,839	(10,582)
Unrealized (gain) on marketable securities	(10,361)	(17,658)
Deferred tax expense	(142,780)	(124,317)
Decrease (Increase) in:
Accounts receivable	69,129	492,390
Inventories	(269,227)	(501,566)
Prepaid expenses and other current assets	59,135	64,746
(Decrease) Increase in:
Accounts payable	(28,965)	122,767
Accrued expenses	(27,678)	(88,157)
Customer deposits	(79,890)	772,410
Income taxes payable	203,203	(118,850)
Net Cash Provided by Operating Activities	327,964	828,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(32,972)	(149,004)
Sale of marketable securities	5,211,058	3,707,074
Purchase of marketable securities	(5,238,829)	(3,446,424)
Net Cash (Used)/Provided by Investing Activities	(60,743)	111,646

NET INCREASE IN CASH AND CASH EQUIVALENTS	267,221	939,738

CASH AND CASH EQUIVALENTS
Beginning of period	2,134,786	3,354,601
End of period	$2,402,007	$4,294,339

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Taxes Paid	$—	$221,942

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2024 and 2023

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 29, 2024 (“fiscal year 2024”) contained in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on May 23, 2024. The Company’s current fiscal year ends on February 28, 2025 (“fiscal 2025”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At May 31, 2024, $2,011,282 of the Company's bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2024 and February 29, 2024, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – May 31, 2024	$9,469,664	$279,819	$—	$9,749,483

Marketable Securities – February 29, 2024	$9,711,351	$-	$—	$9,711,351

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $9,749,483 and $9,711,351 as of May 31, 2024 and February 29, 2024, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2024 and February 29, 2024, there were no uncertain tax positions.

Inventories - Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method for raw materials, subassemblies and work-in-progress and the specific identification method for finished goods. Management compares the cost of inventory with the net realizable value and, if applicable, inventory is written down to its net realizable value, if lower than cost. On an ongoing basis, inventory is reviewed for potential write-down for estimated obsolescence or unmarketable inventory based upon forecasts for future demand and market conditions.

Land and Buildings - Land and buildings are stated at cost. Buildings are being depreciated by use of the straight-line method based on an estimated useful life of forty years.

At May 31, 2024 and February 29, 2024, the Company had land, stated at cost of $250,000.

At May 31, 2024 and February 29, 2024, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,709,183 and $2,832,156 respectively, net of accumulated depreciation.

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

At May 31, 2024, the Company had received approximately $3,340,000 in cash deposits, representing contract liabilities. As of May 31, 2024, $0 of the Company’s credit line was being utilized to collateralize Letters of Credit issued by the Company.

At February 29, 2024, the Company had received approximately $3,420,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $72,000 to secure these cash deposits. During the three months ended May 31, 2024, the Company recognized $2,103,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Three Months Ended May 31,
	2024	% of total	2023	% of total
Fluxing Systems	$134,000	2%	$236,000	6%
Integrated Coating Systems	747,000	15%	309,000	9%
Multi-Axis Coating Systems	2,664,000	53%	1,763,000	49%
OEM Systems	332,000	7%	274,000	8%
Spare Parts, Services and Other	1,154,000	23%	1,021,000	28%
TOTAL	$5,031,000		$3,603,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 29,
	2024	2024
Raw materials and subassemblies	$2,169,206	$2,270,567
Finished goods	1,655,099	1,785,952
Work in process	1,655,063	1,165,461
Total	$5,479,368	$5,221,980

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at May 31, 2024 and February 29, 2024 totaled $328,615 and $380,400, respectively.

NOTE 5: STOCK BASED COMPENSATION

Stock Options - Until June 2023, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock, under the Company’s 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan options expire ten years after the date of grant. As of May 31, 2024, there were 229,749 options outstanding under the 2013 Plan, of which 182,890 are vested. No additional options may be granted under the 2013 Plan.

In August 2023, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) under which 2,500,000 options may be granted to officers, directors, consultants and employees of the Company and its subsidiaries. As of May 31, 2024, there were 68,189 options outstanding under the 2023 Plan, none of which are vested.

The Company accounts for stock-based compensation under ASC 718, “Share Based Payments”, which requires companies to expense the value of employee stock options and similar awards. The Company accounts for forfeitures as they occur.

During the three months ended May 31, 2024, the Company granted options to acquire 2,396 shares to employees at an exercise price of $4.87. Options granted to employees vest over three years and expire ten years from the date of issuance. The options granted during the three months ended May 31, 2024 had a grant date fair value of $3.13 per share.

The weighted-average fair value of options is estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Three Months Ended May 31, 2024
Expected Life	8 years
Risk free interest rate	4.39%
Expected volatility	55.62%
Expected dividend yield	0%

For the three months ended May 31, 2024 and 2023 the Company recognized $54,231 and $48,295 in stock based compensation expense, respectively. Such amounts are included in general and administration expenses on the unaudited condensed consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of May 31, 2024 was $246,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at May 31, 2024 was approximately $100,000.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2024	2023

Numerator for basic and diluted earnings per share	$330,837	$53,406

Denominator for basic earnings per share - weighted average	15,750,880	15,742,073

Effects of dilutive securities:
Stock options for employees and directors	23,496	27,369
Denominator for diluted earnings per share	15,774,376	15,769,442

Basic Earnings Per Share	$0.02	$0.00

Diluted Earnings Per Share	$0.02	$0.00

In the first quarter of fiscal year 2025, 207,703 stock options were excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive.

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 8.50% at May 31, 2024 and February 29, 2024. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of May 31, 2024, $0 of the Company’s credit line was being utilized to collateralize Letters of Credit issued by the Company. As of May 31, 2024, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,500,000.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 9% at May 31, 2024. At May 31, 2024, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	May 31, 2024	May 31, 2023
Asia Pacific (APAC)	513,000	572,000
Europe, Middle East, Asia (EMEA)	1,245,000	426,000
Latin America	182,000	237,000
	$1,940,000	$1,235,000

During the three months ended May 31, 2024 and 2023, sales to foreign customers accounted for approximately $1,940,000 and $1,235,000, or 39% and 34% respectively, of total revenues.

The Company had one customer which accounted for 15% of sales during the first quarter of fiscal 2025. One customer accounted for 13% of the outstanding accounts receivables at May 31, 2024.

The Company had one customer which accounted for 14% of sales during the first quarter of fiscal 2024. Two customers accounted for 26% of the outstanding accounts receivables at February 29, 2024.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of May 31, 2024.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of May 31, 2024, the Company did not have any pending legal actions.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the recovery of the Electronics/Microelectronics and Medical markets; rebound of sales to the industrial market in the second quarter of fiscal year 2025; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

We undertake no obligation to update any forward-looking statement.

Overview

Founded in 1975, Sono-Tek Corporation is a global leader in designing and manufacturing ultrasonic coating systems that are shaping industries and driving innovation worldwide. Our ultrasonic coating systems are used to apply thin films onto parts used in diverse industries, including microelectronics, alternative energy, medical devices, advanced industrial manufacturing, and research and development sectors worldwide. Sono-Tek’s move into the clean energy sector is showing transformative results in next-gen solar cells, fuel cells, green hydrogen generation, and carbon capture applications as we shape a sustainable future.

Our product line is rapidly evolving, transitioning from R&D to high-volume production machines with significantly higher average selling prices, showcasing our market leadership and adaptability. Over the last decade, we have shifted our business from primarily selling ultrasonic nozzles and components to providing complete machine solutions and higher-value subsystems to original equipment manufacturers (OEMs). This strategy has resulted in significant growth of our average unit selling price, with our larger machines often selling for over $300,000 and system prices sometimes reaching over $1,000,000. Consequently, we have broadened our addressable market and believe we can grow sales on a larger scale. We expect that we will experience wide variations in both order flow and shipments from quarter to quarter.

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensures unparalleled results for our clients and helps some of the world’s most promising companies achieve technological breakthroughs and bring them the market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating.  The company strategically delivers its products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia, ensuring efficient market reach across diverse sectors around the globe. Approximately 39% of our sales were generated outside the United States and Canada in the first three months of fiscal year 2025.

We continue to expand our sales capabilities by increasing the size of our direct sales force and adding new distributors and sales representatives. In addition, we have established testing labs at our distribution partner sites in China, Taiwan, Germany, Turkey, Korea, and Japan, while also expanding our first testing lab co-located with our manufacturing facilities in New York. These labs provide significant value for demonstrating the capabilities of our equipment to prospective customers and enable us to develop custom solutions to meet their needs.

Our growth strategy is focused on leveraging our innovative technologies, proprietary know-how, unique talent and experience, and global reach to develop thin-film coating technologies that enable better outcomes for our customers’ products and processes.

First Quarter Fiscal 2025 Highlights (compared with the first quarter of fiscal 2024 unless otherwise noted) We refer to the three-month periods ended May 31, 2024 and 2023 as the first quarter of fiscal year 2025 and fiscal year 2024, respectively.

•	Net Sales for the quarter increased 40% to $5,031,000 compared to $3,603,000 in the prior year period, driven by strong shipments to the Medical and Alternative/Clean Energy markets.
•	Equipment related backlog at May 31, 2024 was $7.69 million, compared to backlog of $9.08 million at February 29, 2024, a decrease of $1.39 million or 15.4%. Combined equipment and service related backlog at May 31, 2024 was $7.83 million, compared to equipment and service related backlog of $9.28 million at February 29, 2024, a decrease of $1.5 million or 16%. Due to the increased frequency of high Average Selling Price “ASP” large platform machine orders, our revenue can be highly variable from quarter to quarter resulting in large fluctuations in backlog.

•	Gross Profit increased 38% to $2,454,000 compared to $1,777,000 in the prior the year period due to increased sales. Gross profit margin decreased 50 basis points to 48.8% in the first quarter of fiscal year 2025 compared to 49.3% in fiscal year 2024 due to a realignment of organizational framework that started in Q4 FY2024 as an outcome of completion of several successful R&D endeavors, which shifted some costs from R&D to cost of goods sold (COGS).

•	Operating income increased $330,000 to $238,000, from an operating loss of $92,000 at May 31, 2023. The increase is due to the current period’s increase in gross profit partially offset by an increase in operating expenses.

•	Interest, dividend income and unrealized gain on marketable securities increased $29,000 to $153,000 due to the current high interest rate environment.

•	As of May 31, 2024, we had $12.2 million in cash, cash equivalents and marketable securities and no outstanding debt. This compares to $11.8 million as of February 29, 2024.

Results of Operations

Sales:

Product Sales:

	Three Months Ended May 31,				Change
	2024	% of total	2023	% of total	$	%
Fluxing Systems	$134,000	2%	$236,000	6%	(102,000)	(43%)
Integrated Coating Systems	747,000	15%	309,000	9%	438,000	142%
Multi-Axis Coating Systems	2,664,000	53%	1,763,000	49%	901,000	51%
OEM Systems	332,000	7%	274,000	8%	58,000	21%
Spare Parts, Services and Other	1,154,000	23%	1,021,000	28%	133,000	13%
TOTAL	$5,031,000		$3,603,000		$1,428,000	40%

Integrated Coating System sales increased by 142%, largely due to a $730,000 system delivered to the clean energy sector for an advanced solar application. Sales of Multi-Axis coating systems recorded a 51% increase, influenced by a shipment into the semiconductor market of a newly developed wafer coating system with integrated multi-wafer handling capabilities that sold for $370,000, and the delivery of a new 6-axis robot that sold for $182,000 to the medical device market. OEM System sales increased by 21%. Fluxing systems sales decreased 43%, or $102,000, continuing a downward trend following weak fluxing systems sales in fiscal year 2024. Although we can provide no assurance, we are hopeful that fluxing system sales will rebound in the second half of fiscal year 2025, resulting from significant changes made to our distribution channels for this product line at the beginning of fiscal 2025.

Market Sales:

	Three Months Ended May 31,				Change
	2024	% of total	2023	% of total	$	%
Electronics/Microelectronics	$1,568,000	31%	$1,375,000	38%	193,000	14%
Medical	857,000	17%	383,000	11%	474,000	124%
Alternative Energy/Clean	2,282,000	46%	833,000	23%	1,449,000	174%
Emerging R&D and Other	11,000	0%	126,000	3%	(115,000)	(91%)
Industrial	313,000	6%	886,000	25%	(573,000)	(65%)
TOTAL	$5,031,000		$3,603,000		$1,428,000	40%

Sales to the Alternative Energy market increased by 174%. The Alternative Energy market was influenced by the continued adoption of Sono-Tek platforms used in the manufacturing of critical membranes for carbon capture, green hydrogen generation fuel cells and advanced solar cell applications. Sales to the Medical market increased by 124%, partially due to the shipment of a newly developed six-axis robot system used for a unique implantable medical device application valued at $182,000. The Emerging R&D and Other market decreased by 91% or $115,000, as several emerging applications have shifted into new market baskets as they have become fully developed. The Industrial market decreased by 65% due to the final shipment of a multi-system order delivered in the first quarter of fiscal year 2024 that did not repeat in the first quarter of fiscal year 2025; however, based on existing backlog we anticipate that the industrial market sales will rebound in the second quarter of fiscal year 2025.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2024	2023	$	%
U.S. & Canada	$3,091,000	$2,368,000	$723,000	31%
Asia Pacific (APAC)	513,000	572,000	(59,000)	(10%	)
Europe, Middle East, Asia (EMEA)	1,245,000	426,000	819,000	192%
Latin America	182,000	237,000	(55,000)	(23%	)
TOTAL	$5,031,000	$3,603,000	$1,428,000	40%

In the first quarter of fiscal year 2025, approximately 61% of our sales were to customers in the US and Canada compared to 66% in the prior year period of fiscal year 2024. EMEA sales increased 192% due to several large systems shipped to multiple customers in the green energy sector and $86,000 of service-related activities and upgrades on a large system sold to the semiconductor industry several years ago. The increased sales to the US and Canada were positively impacted by several US government initiatives to invest in the green energy sector and advanced research markets. Latin America sales decreased due to a dip in PCB fluxing system sales in Mexico.

Gross Profit:

	Three Months Ended May 31,		Change
	2024	2023	$	%
Net Sales	$5,031,000	$3,603,000	$1,428,000	40%
Cost of Goods Sold	2,577,000	1,826,000	751,000	41%
Gross Profit	$2,454,000	$1,777,000	$677,000	38%

Gross Profit %	48.8%	49.3%

Our gross profit increased $677,000, or 38%, to $2,454,000 for the first quarter of fiscal year 2025 compared with $1,777,000 in fiscal year 2024. Our gross profit margin decreased 50 basis points to 48.8% in the first quarter of fiscal year 2025 compared to 49.3% in fiscal year 2024. The decrease in gross profit margin during the quarter is primarily due to a realignment of our organizational framework that started in the fourth quarter of fiscal year 2024 as an outcome of completion of several successful R&D endeavors, which shifted some costs from R&D to cost of goods sold.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2024	2023	$	%
Research and product development	$731,000	$656,000	$75,000	11%
Marketing and selling	$897,000	$801,000	$96,000	12%
General and administrative	$588,000	$412,000	$176,000	43%
Total Operating Expenses	$2,216,000	$1,869,000	$347,000	19%

Research and Product Development:

Research and product development costs increased in the first quarter of fiscal year 2025 due to increased salaries resulting from an increase in personnel and related insurance costs, which are directed at the focused growth initiatives we continue to implement. The increase in salaries was partially offset by the reallocation of certain research and development costs to cost of goods sold. This reallocation began in the fourth quarter of fiscal year 2024.

Marketing and Selling:

Marketing and selling expenses increased in the first quarter of fiscal year 2025 due to increased travel and trade show expenses and commission expense. In the first quarter of fiscal year 2025, our commission expense increased $74,000 to $196,000, compared with $122,000 for the prior year period. The increase in commission expense is a result of the increase in sales in the first quarter of fiscal year 2025.

These increases were partially offset by a decrease in salary expense due to the reallocation of our new CEO’s salary to the General and Administrative category. Prior to January 1, 2024, Mr. Harshbarger’s salary was classified under marketing and sales expenses. For the first quarter of fiscal year 2025, the total reallocated amount of Mr. Harshbarger’s salary was approximately $77,000.

General and Administrative:

General and administrative expenses increased in the first quarter of fiscal year 2025 due to increases in salaries, legal and audit fees, corporate investor coverage and other corporate expenses.

Effective January 1, 2024, Steve Harshbarger became our Chief Executive Officer and President, having previously served as Chief Operating Officer and President prior to such date. We reclassified the expenses related to Mr. Harshbarger's compensation in connection with this positional change. Prior to January 1, 2024, we classified Mr. Harshbarger’s salary under sales expenses due to his instrumental involvement in nurturing strategic accounts. In connection with Mr. Harshbarger's assumption of the principal executive officer role, the costs associated with his compensation have been reallocated to the G&A category ensuring a more precise representation of resource allocation in our financial statements. For the first quarter of fiscal year 2025, the total reallocated amount of Mr. Harshbarger’s salary was approximately $77,000.

Operating Income/(Loss):

In the first quarter of fiscal year 2025, our operating income increased $330,000 to $238,000 compared to an operating loss of $92,000 in the first quarter of fiscal year 2024. The increase is due to the current period’s increase in gross profit partially offset by an increase in operating expenses.

Interest and Dividend Income:

Interest and dividend income increased $29,000 to $153,000 in the first quarter of fiscal year 2025 as compared with $124,000 for the first quarter of fiscal year 2024. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2024, the majority of our holdings are rated at or above investment grade.

Income Tax Expense/(Benefit):

We recorded an income tax expense of $60,000 for the first quarter of fiscal year 2025 compared with an income tax benefit of $21,000 for the first quarter of fiscal 2024. The increase in income tax expense in fiscal 2025 is due to the increase in income before income taxes offset by the application of available research and development tax credits.

Net Income:

Net income increased by $278,000 to $331,000 in the first quarter of fiscal 2025 compared with $53,000 in the prior year period. The increase in net income is primarily a result of an increase in operating income and interest and dividend income partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Working Capital – Our working capital increased $368,000 to $12,491,000 at May 31, 2024 from $12,123,000 at February 29, 2024. The increase in working capital was primarily the result of the current period's net income and noncash charges partially offset by purchases of equipment.

We aggregate cash, cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2024 and February 29, 2024, our working capital included:

	May 31, 2024	February 29, 2024	Cash Increase
Cash and cash equivalents	$2,402,000	$2,135,000	$267,000
Marketable securities	9,749,000	9,712,000	37,000
Total	$12,151,000	$11,847,000	$304,000

The following table summarizes the accounts and the major reasons for the $304,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$412,000	To reconcile increase in cash.
Accounts receivable decrease	69,000	Timing of cash receipts.
Inventories increase	(269,000)	Additional inventory purchases and increase in work in process due to customer requirements.
Customer deposits decrease	(80,000)	Decrease due to completed sales.
Accounts payable decrease	(29,000)	Timing of disbursements.
Accrued expenses decrease	(28,000)	Timing of disbursements.
Prepaid and Other Assets decrease	59,000	Decreased prepaid expenses.
Income taxes payable increase	203,000	Timing of disbursements.
Equipment purchases	(33,000)	Equipment and facilities upgrade.
Net increase in Cash	$304,000

Stockholders’ Equity – Stockholder’s Equity increased $385,000 from $16,279,000 at February 29, 2024 to $16,664,000 at May 31, 2024. The increase is a result of the current period’s net income of $331,000 and $54,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $328,000 of cash in our operating activities in the first quarter of fiscal year 2025 compared to $828,000 of cash in the first quarter of fiscal year 2024, a decrease of $500,000. The decrease was mostly the result of decreases in cash received for accounts receivable and customer deposits when compared to the prior year partially offset by an increase in inventories.

Investing Activities – For the first quarter of fiscal year 2025, our investing activities used $61,000 of cash compared with providing $112,000 for the first quarter of fiscal year 2024. For the first quarters of fiscal years 2025 and 2024, we used $33,000 and $149,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements. For the first quarters of fiscal years 2025 and 2024, our marketable securities used $28,000 and provided $261,000, respectively, of cash.

Net Increase in Cash and Cash Equivalents – In the first quarter of fiscal year 2025, our cash balance increased by $267,000 as compared to an increase of $940,000 in the first quarter of fiscal year 2024. In the first quarter of fiscal year 2025, our operating activities generated $328,000 of cash and our marketable securities used $28,000 of cash. In addition, we used $33,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Management’s estimates and judgements are continually evaluated and are based on historical experience and expectations regarding future events that are believed to be reasonable under the specific circumstances.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 29, 2024.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2024 and May 31, 2023, there were no uncertain tax provisions.

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

Other than ASU 2023-07 and ASU 2023-09 discussed above, accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements is not expected to have a material impact on the financial statements of the Company.

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

Although the Company's assets included $2,402,000 in cash and $9,749,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2024. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024.

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

Dated: July 11, 2024

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer