Form 10-Q
period 2024-08-31
SONO TEK CORP
filed 2024-10-15
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 14, 2024
Class
Common Stock, par value $.01 per share	15,751,153

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2024	February 29, 2024
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$5,852,801	$2,134,786
Marketable securities	5,766,176	9,711,351
Accounts receivable (less allowance of $12,225)	1,879,464	1,470,711
Inventories	4,829,901	5,221,980
Prepaid expenses and other current assets	174,225	207,738
Total current assets	18,502,567	18,746,566

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,691,523	2,832,156
Intangible assets, net	42,476	47,566
Deferred tax asset	1,429,271	1,255,977

TOTAL ASSETS	$22,915,837	$23,132,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$691,000	$1,049,742
Accrued expenses	1,543,869	1,739,478
Customer deposits	3,225,273	3,419,706
Income taxes payable	96,395	414,807
Total current liabilities	5,556,537	6,623,733

Deferred tax liability	311,750	229,534
Total liabilities	5,868,287	6,853,267

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,751,153 and 15,750,880 shares issued and outstanding as of August 31, 2024 and February 29, 2024, respectively	157,512	157,509
Additional paid-in capital	9,867,414	9,770,387
Accumulated earnings	7,022,624	6,351,102
Total stockholders’ equity	17,047,550	16,278,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,915,837	$23,132,265

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2024	2023	2024	2023

Net Sales	$10,192,820	$9,242,135	$5,161,782	$5,639,117
Cost of Goods Sold	5,222,236	4,664,335	2,645,685	2,838,549
Gross Profit	4,970,584	4,577,800	2,516,097	2,800,568

Operating Expenses
Research and product development costs	1,427,303	1,445,699	695,873	789,261
Marketing and selling expenses	1,885,608	1,745,310	988,418	944,526
General and administrative costs	1,133,387	912,549	545,816	500,923
Total Operating Expenses	4,446,298	4,103,558	2,230,107	2,234,710

Operating Income	524,286	474,242	285,990	565,858

Interest and Dividend Income	227,730	230,283	85,076	124,293
Net unrealized gain/(loss) on marketable securities	53,941	10,855	43,580	(6,803)

Income Before Income Taxes	805,957	715,380	414,646	683,348

Income Tax Expense	134,435	120,701	73,961	142,075

Net Income	$671,522	$594,679	$340,685	$541,273

Basic Earnings Per Share	$0.04	$0.04	$0.02	$0.03

Diluted Earnings Per Share	$0.04	$0.04	$0.02	$0.03

Weighted Average Shares - Basic	15,750,895	15,742,571	15,750,910	15,743,069
Weighted Average Shares - Diluted	15,771,472	15,775,032	15,768,251	15,773,665

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended August 31, 2024

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	$16,278,998
Stock based compensation expense	—	—	54,231	—	54,231
Net Income	—	—	—	330,837	330,837
Balance, May 31, 2024 (Unaudited)	15,750,880	$157,509	$9,824,618	$6,681,939	$16,664,066
Stock based compensation expense	—	—	42,799	—	42,799
Cashless exercise of stock options	273	3	(3)	—	—
Net Income	—	—	—	340,685	340,685
Balance, August 31, 2024 (Unaudited)	15,751,153	$157,512	$9,867,414	$7,022,624	$17,047,550

Three and Six Months Ended August 31, 2023

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958
Stock based compensation expense	—	—	48,295	—	48,295
Net Income	—	—	—	53,406	53,406
Balance, May 31, 2023 (Unaudited)	15,742,073	$157,421	$9,615,193	$4,963,045	$14,735,659
Stock based compensation expense	—	—	46,394	—	46,394
Cashless exercise of stock options	1,410	14	(14)	—	—
Net Income	—	—	—	541,273	541,273
Balance, August 31, 2023 (Unaudited)	15,743,483	$157,435	$9,661,573	$5,504,318	$15,323,326

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$671,522	$594,679
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	336,377	278,823
Stock based compensation expense	97,030	94,689
Inventory reserve	22,474	21,618
Unrealized gain on marketable securities	(53,941)	(10,855)
Deferred tax expense	(91,078)	(271,163)
Decrease (Increase) in:
Accounts receivable	(408,753)	200,189
Inventories	369,604	(786,980)
Prepaid expenses and other current assets	33,513	121,952
(Decrease) Increase in:
Accounts payable	(358,742)	259,687
Accrued expenses	(195,608)	(35,254)
Customer deposits	(194,433)	556,327
Income taxes payable	(318,412)	83,072
Net Cash (Used in) Provided by Operating Activities	(90,447)	1,106,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(190,654)	(245,837)
Sale of marketable securities	9,438,113	8,772,633
Purchase of marketable securities	(5,438,997)	(9,533,924)
Net Cash Provided by (Used in) Investing Activities	3,808,462	(1,007,128)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,718,015	99,656

CASH AND CASH EQUIVALENTS
Beginning of period	2,134,786	3,354,601
End of period	$5,852,801	$3,454,257

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$543,814	$308,942

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2024 and 2023

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At August 31, 2024, $1,263,000 of the Company’s bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2024 and February 29, 2024, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – August 31, 2024	$5,392,980	$373,196	$—	$5,766,176
Marketable Securities – February 29, 2024	$9,711,351	$—	$—	$9,711,351

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $5,766,176 and $9,711,351 as of August 31, 2024 and February 29, 2024, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2024 and February 29, 2024, there were no accruals for uncertain tax positions.

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

At August 31, 2024 and February 29, 2024, the Company had land stated at cost of $250,000.

At August 31, 2024 and February 29, 2024, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,691,523 and $2,832,156, respectively, net of accumulated depreciation.

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

At August 31, 2024, the Company had received approximately $3,225,000 in cash deposits, representing contract liabilities.

At February 29, 2024, the Company had received approximately $3,420,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $72,000 to secure these cash deposits. During the six months ended August 31, 2024, the Company recognized $2,641,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended August 31,				Six Months Ended August 31,
	2024	% of total	2023	% of total	2024	% of total	2023	% of total
Fluxing Systems	$119,000	2%	$204,000	4%	$253,000	3%	$440,000	5%
Integrated Coating Systems	2,023,000	39%	853,000	15%	2,770,000	27%	1,162,000	12%
Multi-Axis Coating Systems	1,931,000	38%	2,923,000	52%	4,595,000	45%	4,686,000	51%
OEM Systems	205,000	4%	535,000	9%	537,000	5%	810,000	9%
Spare Parts, Services and Other	884,000	17%	1,124,000	20%	2,038,000	20%	2,144,000	23%
TOTAL	$5,162,000		$5,639,000		$10,193,000		$9,242,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 29,
	2024	2024
Raw materials and subassemblies	$2,218,204	$2,270,567
Finished goods	1,725,525	1,785,952
Work in process	886,172	1,165,461
Total	$4,829,901	$5,221,980

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at August 31, 2024 and February 29, 2024 totaled $339,250 and $380,400, respectively.

NOTE 5: STOCK BASED COMPENSATION

Stock Options - Until June 2023, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock, under the Company’s 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan options expire ten years after the date of grant. As of August 31, 2024, there were 212,202 options outstanding under the 2013 Plan, of which 185,300 are vested. No additional options may be granted under the 2013 Plan.

In August 2023, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) under which 2,500,000 options may be granted to officers, directors, consultants and employees of the Company and its subsidiaries. As of August 31, 2024, there were 219,558 options outstanding under the 2023 Plan, of which 8,808 are vested.

The Company accounts for stock based compensation under ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the six months ended August 31, 2024, the Company granted options to acquire 134,657 shares to employees exercisable at prices ranging from $4.12 to $4.87 and options to acquire 26,667 shares to non-employee members of the board of directors with an exercise price of $4.12. The options granted to employees and directors vest over three years and expire ten years from the date of issuance. The options granted during the first six months of fiscal 2025 had a combined weighted average grant date fair value of $2.54 per share.

The weighted-average fair value of options is estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2024
Expected Life	5 - 8 years
Risk free interest rate	3.64% - 4.39%
Expected volatility	55.19% - 60.34%
Expected dividend yield	0%

For the three and six months ended August 31, 2024, the Company recognized $43,000 and $97,000 in stock-based compensation expense, respectively. Such amounts are included in general and administration expenses on the unaudited condensed consolidated statements of income. For the three and six months ended August 31, 2023, the Company recognized approximately $46,000 and $95,000 of stock-based compensation expense, respectively. Total compensation expense related to non-vested options not yet recognized as of August 31, 2024 was $585,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at August 31, 2024 was approximately $85,000.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended August 31,		Three Months Ended August 31,
	2024	2023	2024	2023

Numerator for basic and diluted earnings per share	$671,522	$594,679	$340,685	$541,273

Denominator for basic earnings per share – weighted average	15,750,895	15,742,571	15,750,910	15,743,069

Effects of dilutive securities
Stock options for employees, directors and outside consultants	20,577	32,461	17,341	30,596

Denominator for diluted earnings per share	15,771,472	15,775,032	15,768,251	15,773,665

Basic Earnings Per Share	$0.04	$0.04	$0.02	$0.03
Diluted Earnings Per Share	$0.04	$0.04	$0.02	$0.03

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 8.50% at August 31, 2024 and February 29, 2024. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of August 31, 2024, $0 of the Company’s credit line was being utilized to collateralize Letters of Credit issued by the Company. As of August 31, 2024, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,500,000.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 9% at August 31, 2024. At August 31, 2024, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2024	2023	2024	2023

Asia Pacific (APAC)	$880,000	$1,109,000	$368,000	$538,000
Europe, Middle East, Asia (EMEA)	2,381,000	1,581,000	1,136,000	1,155,000
Latin America	345,000	985,000	163,000	747,000
	$3,606,000	$3,675,000	$1,667,000	$2,440,000

During the first half of fiscal 2025 and fiscal 2024, sales to foreign customers accounted for approximately $3,606,000 and $3,675,000, or 35% and 40%, respectively, of total revenues.

During the second quarter of fiscal 2025 and fiscal 2024, sales to foreign customers accounted for approximately $1,667,000 and $2,440,000, or 32% and 43%, respectively, of total revenues.

The Company had one customer which accounted for 21% of total sales during the first half of fiscal 2025. The Company had two customers which accounted for 38% of total sales during the second quarter of fiscal 2025. Three customers accounted for 65% of the outstanding accounts receivable at August 31, 2024.

The Company had one customer which accounted for 14% of total sales during the first half of fiscal 2024. The Company had one customer which accounted for 20% of total sales during the second quarter of fiscal 2024. Two customers accounted for 26% of the outstanding accounts receivable at February 29, 2024.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of August 31, 2024.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of August 31, 2024, the Company did not have any pending legal actions.

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

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensures unparalleled results for our clients and helps some of the world’s most promising companies achieve technological breakthroughs and bring them to market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating.  The company strategically delivers its products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia, ensuring efficient market reach across diverse sectors around the globe. Approximately 35% of our sales were generated outside the United States and Canada in the first six months of fiscal year 2025.

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

Second Quarter Fiscal 2025 Highlights (compared with the second quarter of fiscal 2024 unless otherwise noted) We refer to the three-month periods ended August 31, 2024 and 2023 as the second quarter of fiscal 2025 and fiscal 2024, respectively.

•	Net Sales for the quarter decreased by 8% or $477,000 to $5,162,000 compared to the second quarter of fiscal 2024, which saw elevated sales due to the resolution of supply chain challenges, which had previously impacted our operations. Second quarter revenue increased 3% sequentially to $5.2 million, meeting guidance of 2%-5% growth, driven by strong shipments to the clean energy and electronics markets.
•	Gross Profit decreased 10% or $285,000 to $2,516,000 and the Gross Profit % decreased by 100 basis points to 48.7% due to product mix and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024 as an outcome of the completion of several successful R&D endeavors.
•	Operating income decreased 49% or $280,000, to $286,000 primarily due to the decrease in gross profit.
•	Interest income, dividend income and unrealized gain on marketable securities increased to $129,000 due to the current high interest rate environment.
•	Equipment related backlog on August 31, 2024 reached a record high of $11,472,000, an increase of 7% compared with backlog of $10,707,000 in the prior year period. Combined equipment and service-related backlog on August 31, 2024 was $11,659,628, an increase of 7% compared to equipment and service-related backlog of $10,927,590 in the prior year period. The increase in backlog resulted from the growing orders we have received from the clean energy sector, inclusive of two orders previously announced totaling $5.9 million which are scheduled for delivery in the first half of FY 2026. Due to the increased number and frequency of high Average Selling Price “ASP” large platform machine orders, our revenue can be highly variable from quarter to quarter resulting in large fluctuations in backlog.
•	The Alternative / Clean Energy and Electronics Market grew by 37% and 51% respectively. The Clean Energy market was positively impacted by the shipment of two high ASP production systems shipped to a large solar company, while the Electronics Market was positively impacted by the second shipment of a newly developed coating system with wafer shuttling capabilities directed at the semiconductor market.
•	Medical sales decreased primarily as a result of lower demand for our stent and balloon coating systems. However, based on our current backlog and order activity, we project balloon coating system sales to recover in the second half of the year.

First Half Fiscal 2025 Highlights (compared with the first half of fiscal 2024 unless otherwise noted) We refer to the six-month periods ended August 31, 2024 and 2023 as the first half of fiscal 2025 and fiscal 2024, respectively.

•	Net Sales for the first half of fiscal 2025 increased by 10% or $951,000 to $10,193,000, strongly impacted by increased sales from the Alternative Energy Market due to the shipment of three high ASP systems to a large solar company totaling $2,190,000.

•	Gross Profit increased 9% to $4,971,000 as a result of increased net sales, and the Gross Profit % decreased 70 basis points to 48.8% primarily due to product mix and a realignment of our organizational framework that started in the fourth quarter of fiscal 2024 as an outcome of completion of several successful R&D endeavors, which shifted some costs from R&D to COGS.
•	Operating Income increased $50,000 to $524,000 due to the increase in gross profit.
•	Interest income, dividend income and unrealized gain on marketable securities increased to $282,000 due to the current high interest rate environment.
•	As of August 31, 2024, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $11.6 million.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2024	2023	$	%		2024	2023	$	%
Fluxing Systems	$119,000	$204,000	(85,000)	(42%	)	$253,000	$440,000	(187,000)	(43%	)
Integrated Coating Systems	2,023,000	853,000	1,170,000	137%		2,770,000	1,162,000	1,608,000	138%
Multi-Axis Coating Systems	1,931,000	2,923,000	(992,000)	(34%	)	4,595,000	4,686,000	(91,000)	(2%	)
OEM Systems	205,000	535,000	(330,000)	(62%	)	537,000	810,000	(273,000)	(34%	)
Spare Parts, Services and Other	884,000	1,124,000	(240,000)	(21%	)	2,038,000	2,144,000	(106,000)	(5%	)
TOTAL	$5,162,000	$5,639,000	(477,000)	(8%	)	$10,193,000	$9,242,000	951,000	10%

Total sales for the first half of fiscal year 2025 grew by 10%, and total sales for the second quarter of fiscal year 2025 decreased by 8%. The increase in revenue for the first half of fiscal year 2025 was strongly influenced by shipments to a substantial customer from the Alternative Energy Market that received shipment of three Integrated Coating Systems totaling $2,190,000. Fluxing Systems and OEM Systems dipped for both the second quarter and first half of fiscal 2025, influenced by a softening of activity from the Printed Circuit Board Manufacturing sector and a continued decline of activity from our OEM partners located in China due to the struggling China Economy. Sales of our Multi-Axis Coating Systems decreased in the second quarter of fiscal 2025 primarily due to the timing of orders.

Market Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2024	2023	$	%		2024	2023	$	%
Electronics/Microelectronics	$1,477,000	$976,000	501,000	51%		$3,045,000	$2,351,000	694,000	30%
Medical	402,000	1,728,000	(1,326,000)	(77%	)	1,259,000	2,111,000	(852,000)	(40%	)
Alternative/Clean Energy	2,498,000	1,819,000	679,000	37%		4,780,000	2,652,000	2,128,000	80%
Emerging R&D and Other	30,000	37,000	(7,000)	(19%	)	41,000	163,000	(122,000)	(75%	)
Industrial	755,000	1,079,000	(324,000)	(30%	)	1,068,000	1,965,000	(897,000)	(46%	)
TOTAL	$5,162,000	$5,639,000	(477,000)	(8%	)	$10,193,000	$9,242,000	951,000	10%

Sales to the Alternative / Clean Energy market recorded growth of 37% in the second quarter of fiscal 2025 and 80% for the first half of fiscal 2025, and continue to be influenced by a growing number of customers transitioning from our R&D systems to production scale systems that carry much higher ASPs. Electronics market revenue increased by 51% and 30%, respectively, for the second quarter of fiscal 2025 and the first half of fiscal 2025. Growth in the Electronics Market was strongly influenced by two different shipments of a newly developed coating system with wafer shuttling capability for the semiconductor market, with a total value of $808,000. Medical systems sales declined by 77% and 40%, respectively, in the second quarter of fiscal year 2025 and the first half of fiscal 2025. Medical sales decreased primarily as a result of lower demand for our stent and balloon coating systems. However, based on our current backlog and order activity, we project balloon coating system sales to recover in the second half of the year. In contrast, stent coating system sales are likely to remain subdued as several customers in this market have reported slower business activity. Industrial sales declined by 30% and 46%, respectively, for the second quarter of fiscal 2025 and the first half of fiscal 2025. The reduction in industrial sales was strongly impacted by $780,000 of sales to the float glass industry in the first half of fiscal year 2024 that did not repeat in fiscal year 2025. The businesses of our primary American based customers in this market have contracted due to China-based competition entering the market with inexpensive glass.

Geographic Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2024	2023	$	%		2024	2023	$	%
U.S. & Canada	$3,495,000	$3,199,000	296,000	9%		$6,587,000	$5,567,000	1,020,000	18%
Asia Pacific (APAC)	368,000	538,000	(170,000)	(32%	)	880,000	1,109,000	(229,000)	(21%	)
Europe, Middle East, Asia (EMEA)	1,136,000	1,155,000	(19,000)	(2%	)	2,381,000	1,581,000	800,000	51%
Latin America	163,000	747,000	(584,000)	(78%	)	345,000	985,000	(640,000)	(65%	)
TOTAL	$5,162,000	$5,639,000	(477,000)	(8%	)	$10,193,000	$9,242,000	951,000	10%

In the first half of fiscal 2025, approximately 35% of sales originated outside of the United States and Canada compared with 40% in the first half of fiscal 2024.

In the second quarter of fiscal 2025, approximately 32% of sales originated outside of the United States and Canada compared with 43% in the second quarter of fiscal 2024.

We continue to record strong sales from the U.S., growing 9% and 18%, respectively, in the second quarter of fiscal 2025 and the first half of fiscal 2025. U.S. government initiatives such as the CHIPS ACT and the Inflation Reduction Act have influenced these strong sales, as well as the continuing trend of onshoring for high technology products. Asia sales dropped 32% and 21%, respectively, for the second quarter of fiscal 2025 and the first half of fiscal 2025. This dip was influenced by continued decreased sales to China, while other areas of Asia remain more resilient. Latin America experienced decreased sales of 78% and 65%, respectively, for the second quarter of fiscal 2025 and the first half of fiscal 2025. The dip in Latin America sales was primarily attributable to a $465,000 system sold for float glass coating into Mexico in the first half of Fiscal Year 2024 that did not repeat in the current period.

Gross Profit:

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2024	2023	$	%		2024	2023	$	%
Net Sales	$5,162,000	$5,639,000	(477,000)	(8%	)	$10,193,000	$9,242,000	951,000	10%
Cost of Goods Sold	2,646,000	2,838,000	(192,000)	(7%	)	5,222,000	4,664,000	558,000	12%
Gross Profit	$2,516,000	$2,801,000	(285,000)	(10%	)	$4,971,000	$4,578,000	393,000	9%

Gross Profit %	48.7%	49.7%				48.8%	49.5%

For the second quarter of fiscal 2025, gross profit decreased by $285,000, or 10%, compared with the prior year period. The gross profit margin was 48.7% compared with 49.7% for the prior year period. The decrease in the gross profit margin was influenced by product mix, inclusive of a decrease in OEM systems sales which typically have high profit margins, a decrease in Multi-Axis Coating Systems and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024 as an outcome of completion of several successful R&D endeavors During the quarter, the decrease in gross profit was partially offset by favorable warranty expense reserves.

For the first half of fiscal 2025, gross profit increased by $393,000, or 9%, to $4,971,000 compared with $4,578,000 in the first half of fiscal 2024. The gross profit margin was 48.8% compared with 49.5% for the prior year period. The decrease in the gross profit margin was influenced by product mix, inclusive of a decrease in OEM systems sales and spare parts sales which typically have high profit margins, and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024 as an outcome of completion of several successful R&D endeavors. During the first six months of fiscal 2025, the decrease in gross profit was partially offset by favorable warranty expense reserves and a decrease in outside installation costs.

Operating Expenses:

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2024	2023	$	%		2024	2023	$	%
Research and product development	$696,000	$789,000	(93,000)	(12%	)	$1,427,000	$1,446,000	(19,000)	(1%	)
Marketing and selling	988,000	945,000	43,000	5%		1,886,000	1,745,000	141,000	8%
General and administrative	546,000	501,000	45,000	9%		1,133,000	913,000	220,000	24%
Total Operating Expenses	$2,230,000	$2,235,000	(5,000)	0%		$4,446,000	$4,104,000	342,000	8%

Research and Product Development:

Research and product development costs decreased in the second quarter of fiscal 2025 due to a decrease in salary associated with the departure of a senior engineer, a decrease in research & development materials and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024 as an outcome of the completion of several successful R&D endeavors.

Marketing and Selling:

Marketing and selling expenses increased in both the second quarter and the first six months of fiscal 2025 due to increased commissions and travel and trade show expenses.

In the second quarter of fiscal 2025, we expended approximately $211,000 for commissions as compared with $164,000 for the prior year period, an increase of $47,000. In the first six months of fiscal 2025, we expended approximately $407,000 for commissions as compared with $286,000 for the prior year period, an increase of $121,000. The increase in commission expense is primarily the result of an increase in sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

These increases were partially offset by a decrease in salary expense due to the reallocation of our Chief Executive Officer, Steve Harshbarger’s salary to the General and Administrative category as described more fully below under the heading “General and Administrative”.

General and Administrative:

General and administrative expenses increased in both the second quarter and first six months of fiscal 2025 due to increased salaries, legal and audit fees and other corporate expenses.

Effective January 1, 2024, Steve Harshbarger became our Chief Executive Officer, having previously served as President prior to such date. We reclassified the expenses related to Mr. Harshbarger's compensation in connection with this positional change. Prior to January 1, 2024, we classified Mr. Harshbarger’s salary under sales expenses because of Mr. Harshbarger’s instrumental role in that area. Upon becoming Chief Executive Officer, we reallocated the costs associated with Mr. Harshbarger’s compensation to the G&A category ensuring a more precise representation of resource allocation in our financial statements. For the first six months of fiscal year 2025, the total reallocated amount of Mr. Harshbarger’s salary was approximately $145,000.

In the fourth quarter of fiscal 2024, we were notified by the State of California that we were required to collect sales tax on our shipments to customers in California. For taxable sales, we collected approximately $86,000 of delinquent sales tax from our customers in the first six months of fiscal 2025. As of February 29, 2024, on the basis of a preliminary analysis of our sales to our California customers since April 1, 2019, we recorded an accrual in the amount of $138,000 for the estimated sales tax, penalties and interest that we may have been required to remit to the State of California.

In the second quarter of fiscal 2025, we filed all necessary sales tax returns with the State of California. Our net expense for sales tax and interest amounted to $72,000. In the second quarter of fiscal 2025, we reversed the remaining accrual of $66,000, this reversal is recorded in general and administrative expenses.

Operating Income:

In the second quarter of fiscal 2025, operating income decreased $280,000, or 49%, to $286,000 compared with $566,000 for the second quarter of fiscal 2024. Operating margin for the quarter decreased to 6% compared with 10% in the prior year period. In the second quarter of fiscal 2025, decreases in revenue and gross profit, partially offset by the reversal of the sales tax accrual were key factors in the decrease of operating income.

In the first half of fiscal 2025, operating income increased by $50,000, to $524,000, compared with $474,000 for the first half of fiscal 2024. Operating margin for the first half of fiscal 2025 and fiscal 2024 was 5%. In the first half of fiscal 2025, an increase in gross profit, partially offset by an increase in operating expenses were key factors in the increase of operating income.

Interest, Dividend Income and Unrealized Gain:

Interest and dividend income decreased by $39,000 to $85,000 in the second quarter of fiscal 2025 as compared with $124,000 for the second quarter of fiscal 2024 resulting from decreased cash balances. In the first half of fiscal 2025 interest and dividend income decreased by $2,000 to $228,000 as compared with $230,000 for the first half of fiscal 2024. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At August 31, 2024, the majority of our holdings are rated at or above investment grade.

Net unrealized gain increased $51,000 to $44,000 in the second quarter of fiscal 2025 as compared to a loss of $7,000 in the second quarter of fiscal 2024. In the first half of fiscal 2025, unrealized gain increased $43,000 to $54,000 as compared with $11,000 in the first half of fiscal 2025.

Income Tax Expense:

We recorded income tax expense of $74,000 for the second quarter of fiscal 2025 compared with $142,000 for the second quarter of fiscal 2024. For the first half of fiscal 2025, we recorded income tax expense of $134,000 compared with $121,000 for the first half of fiscal 2024.

The decrease in income tax expense in the second quarter fiscal 2025 is due to the decrease in income before income taxes partially offset by an increase in permanent timing differences and then the further reduction of taxes due to the application of available research and development tax credits from this quarter’s increase in research and development expenditures. The deferred tax asset increased approximately $173,000, to $1,429,000 at August 31, 2024 from $1,256,000 at February 29, 2024. Additionally, the deferred tax liability increased approximately $82,000, to $312,000 at August 31, 2024 from $230,000 at February 29, 2024. The net increase in the deferred tax asset and liability was approximately $91,000 for the first half of fiscal 2025. This increase is primarily due to an increase in capitalized research and development expenses for tax purposes, partially offset by a decrease in other deferred tax assets and an increase in deferred tax liabilities related to timing differences for depreciation.

Net Income:

Net income decreased by $200,000 to $341,000 for the second quarter of fiscal 2025 compared with $541,000 for the second quarter of fiscal 2024. The decrease in net income during the second quarter is primarily a result of a decrease in gross profit.

Net income increased by $77,000 to $672,000 for the first half of fiscal 2025 compared with $595,000 for the first half of fiscal 2024. The increase in net income during the first half of fiscal 2025 is primarily a result of an increase in gross profit partially offset by an increase in operating expenses.

Liquidity and Capital Resources

Working Capital – Our working capital increased $823,000 to $12,946,000 at August 31, 2024 from $12,123,000 at February 29, 2024. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2024 and February 29, 2024, our working capital included:

	August 31, 2024	February 29, 2024	Cash Increased (Decrease)
Cash and cash equivalents	$5,853,000	$2,135,000	$3,718,000
Marketable securities	5,766,000	9,712,000	(3,946,000)
Total	$11,619,000	$11,847,000	$(228,000)

The following table summarizes the accounts and the major reasons for the $228,000 decrease in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,036,000	To reconcile increase in cash.
Accounts receivable increase	(409,000)	Timing of cash receipts.
Inventories decrease	370,000	Decrease in inventory due to sales.
Customer deposits decrease	(195,000)	Deposits released due to shipments.
Accounts payable decrease	(359,000)	Timing of disbursements.
Accrued expenses decrease	(196,000)	Timing of disbursements.
Prepaid and Other Assets decrease	34,000	Decreased prepaid expenses.
Income tax payable decrease	(318,000)	Timing of disbursements.
Equipment purchases	(191,000)	Equipment and facilities upgrade.
Net decrease in cash	$(228,000)

Stockholders’ Equity – Stockholders’ Equity increased $769,000 from $16,279,000 at February 29, 2024 to $17,048,000 at August 31, 2024. The increase is a result of the current period’s net income of $672,000 and $97,000 in additional equity related to stock-based compensation awards.

Operating Activities – We used $90,000 of cash in our operating activities in the first half of fiscal 2025 compared to our operating activities providing $1,107,000 of cash in the first half of fiscal 2024, a decrease of $1,197,000. The decrease was mostly the result of decreases in accounts payable, accrued expenses, customer deposits, income taxes payable and an increase accounts receivable. These uses of cash were partially offset by a decrease in inventories.

Investing Activities– Our investing activities provided $3,808,000 of cash in the first half of fiscal 2025 compared with using $1,007,000 in the first half of fiscal 2024. For the first halves of fiscal years 2025 and 2024, we used $191,000 and $246,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements.

In the first half of fiscal 2025, we liquidated approximately $4,200,000 of our treasury bill investments. At August 31, 2024, the balance of $4,200,000 is recorded as cash on our balance sheet with approximately $1,800,000 invested in cash equivalents.

Net Changes in Cash and Cash Equivalents – In the first half of fiscal 2025, our cash balance increased by $3,718,000 as compared to an increase of $100,000 in the first half of 2024. In the first half of fiscal 2025, our operating activities used $90,000 of cash, our marketable securities provided $3,999,000 of cash and we used $191,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2024 and August 31, 2023, there were no uncertain tax provisions.

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

Although the Company's assets included $5,853,000 in cash and $5,766,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2024. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended August 31, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits and Reports

31.1 – 31.2	Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2024

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer