Form 10-Q
period 2024-11-30
SONO TEK CORP
filed 2025-01-13
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 10, 2025
Class
Common Stock, par value $.01 per share	15,751,153

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2024 (Unaudited)	February 29, 2024
ASSETS

Current Assets:
Cash and cash equivalents	$8,098,750	$2,134,786
Marketable securities	4,582,428	9,711,351
Accounts receivable (less allowance of $12,225)	2,279,304	1,470,711
Inventories	4,737,510	5,221,980
Prepaid expenses and other current assets	123,298	207,738
Total current assets	19,821,290	18,746,566

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,713,682	2,832,156
Intangible assets, net	39,931	47,566
Deferred tax asset	1,511,459	1,255,977

TOTAL ASSETS	$24,336,362	$23,132,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,116,831	$1,049,742
Accrued expenses	1,925,036	1,739,478
Customer deposits	3,363,301	3,419,706
Income taxes payable	213,350	414,807
Total current liabilities	6,618,518	6,623,733

Deferred tax liability	317,070	229,534
Total liabilities	6,935,588	6,853,267

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,751,153 and 15,750,880 shares issued and outstanding as of November 30, 2024 and February 29, 2024, respectively	157,512	157,509
Additional paid-in capital	9,946,460	9,770,387
Accumulated earnings	7,296,802	6,351,102
Total stockholders’ equity	17,400,774	16,278,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,336,362	$23,132,265

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2024	2023	2024	2023

Net Sales	$15,383,416	$14,932,157	$5,190,596	$5,690,022
Cost of Goods Sold	8,069,633	7,428,348	2,847,397	2,764,013
Gross Profit	7,313,783	7,503,809	2,343,199	2,926,009

Operating Expenses
Research and product development costs	2,054,846	2,221,712	627,543	776,013
Marketing and selling expenses	2,814,804	2,700,327	929,196	955,017
General and administrative costs	1,722,210	1,387,006	588,823	474,457
Total Operating Expenses	6,591,860	6,309,045	2,145,562	2,205,487

Operating Income	721,923	1,194,764	197,637	720,522

Interest and Dividend Income	359,248	379,949	131,518	149,666
Net unrealized gain/(loss) on marketable securities	38,776	31,031	(15,165)	20,176

Income Before Income Taxes	1,119,947	1,605,744	313,990	890,364

Income Tax Expense	174,247	320,896	39,812	200,195

Net Income	$945,700	$1,284,848	$274,178	$690,169

Basic Earnings Per Share	$0.06	$0.08	$0.02	$0.04

Diluted Earnings Per Share	$0.06	$0.08	$0.02	$0.04

Weighted Average Shares - Basic	15,750,980	15,743,224	15,751,153	15,744,543

Weighted Average Shares - Diluted	15,771,039	15,775,675	15,771,511	15,776,972

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Nine Months Ended November 30, 2024

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	$16,278,998
Stock based compensation expense		-	54,231		54,231
Net Income		-		330,837	330,837
Balance, May 31, 2024 (unaudited)	15,750,880	$157,509	$9,824,618	$6,681,939	$16,664,066
Stock based compensation expense		-	42,799		42,799
Cashless exercise of stock options	273	3	(3)		—
Net Income		-		340,685	340,685
Balance, August 31, 2024 (unaudited)	15,751,153	$157,512	$9,867,414	$7,022,624	$17,047,550
Stock based compensation expense		-	79,046		79,046
Net income		-		274,178	274,178
Balance, November 30, 2024 (unaudited)	15,751,153	$157,512	$9,946,460	$7,296,802	$17,400,774

Three and Nine Months Ended November 30, 2023

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	$14,633,958
Stock based compensation expense		-	48,295		48,295
Net income		-		53,406	53,406
Balance, May 31, 2023 (unaudited)	15,742,073	$157,421	$9,615,193	$4,963,045	$14,735,659
Stock based compensation expense		-	46,394		46,394
Cashless exercise of stock options	1,410	14	(14)		—
Net income		-		541,273	541,273
Balance, August 31, 2023 (unaudited)	15,743,483	$157,435	$9,661,573	$5,504,318	$15,323,326
Stock based compensation expense		-	52,745		52,745
Cashless exercise of stock options	1,723	17	(17)		—
Net income		-		690,169	690,169
Balance, November 30, 2023 (unaudited)	15,745,206	$157,452	$9,714,301	$6,194,487	$16,066,240

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$945,700	$1,284,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529,163	428,345
Stock based compensation expense	176,076	147,434
Inventory reserve	32,524	41,475
Unrealized (gain) on marketable securities	(38,776)	(31,031)
Deferred tax expense	(167,946)	(257,777)
Decrease (Increase) in:
Accounts receivable	(808,594)	(128,443)
Inventories	451,946	(1,051,116)
Prepaid expenses and other current assets	84,440	172,261
(Decrease) Increase in:
Accounts payable	67,089	372,175
Accrued expenses	185,558	292,574
Customer deposits	(56,405)	304,844
Income taxes payable	(201,457)	(133,269)
Net Cash Provided by Operating Activities	1,199,318	1,442,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(403,053)	(326,577)
Sale of marketable securities	13,740,454	14,118,735
Purchase of marketable securities	(8,572,755)	(15,607,148)
Net Cash Provided by (Used in) Investing Activities	4,764,646	(1,814,990)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,963,964	(372,670)

CASH AND CASH EQUIVALENTS
Beginning of period	2,134,786	3,354,601
End of period	$8,098,750	$2,981,931

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$543,814	$712,092

NON-CASH INVESTING TRANSACTIONS:
Purchases of equipment included in Accounts payable on the balance sheet	$—	$321,345

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2024 and 2023

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At November 30, 2024, $4,055,000 of the Company’s bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2024 and February 29, 2024, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – November 30, 2024	$3,990,051	$592,377	$—	$4,582,428

Marketable Securities – February 29, 2024	$9,711,351	$—	$—	$9,711,351

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities totaling $4,582,428 and $9,711,351 as of November 30, 2024 and February 29, 2024 that are considered to be highly liquid and easily tradeable, respectively. Mutual funds and US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy.

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of November 30, 2024 and February 29, 2024, there were no accruals for uncertain tax positions.

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

At November 30, 2024 and February 29, 2024, the Company had land stated at cost of $250,000.

At November 30, 2024 and February 29, 2024, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,713,682 and $2,832,156, respectively, net of accumulated depreciation.

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

At November 30, 2024, the Company had received approximately $3,363,000 in cash deposits, representing contract liabilities, and had issued a Letter of Credit in the amount of $38,640 to secure a cash deposit submitted by a customer. At November 30, 2024, the Company was utilizing $38,640 of its available credit line to collateralize this letter of credit.

At February 29, 2024, the Company had received approximately $3,420,000 in cash deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $72,000 to secure these cash deposits. During the nine months ended November 30, 2024, the Company recognized $3,320,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2024	% of total	2023	% of total	2024	% of total	2023	% of total
Fluxing Systems	$71,000	1%	$62,000	1%	$324,000	2%	$503,000	4%
Integrated Coating Systems	81,000	2%	1,418,000	25%	2,850,000	19%	2,579,000	17%
Multi-Axis Coating Systems	3,563,000	69%	2,962,000	52%	8,158,000	53%	7,648,000	51%
OEM Systems	259,000	5%	268,000	5%	796,000	5%	1,078,000	7%
Other	1,217,000	23%	980,000	17%	3,255,000	21%	3,124,000	21%
TOTAL	$5,191,000		$5,690,000		$15,383,000		$14,932,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 30,	February 29,
	2024	2024
Raw materials and subassemblies	$2,459,979	$2,270,567
Finished goods	1,228,517	1,785,952
Work in process	1,049,014	1,165,461
Net inventories	$4,737,510	$5,221,980

The Company maintains an allowance for slow moving inventory for raw materials and finished goods. The recorded allowances at November 30, 2024 and February 29, 2024, totaled $349,300 and $380,400, respectively.

NOTE 5: STOCK-BASED COMPENSATION

Stock Options - Until June 2023, options were available to be granted to officers, directors, consultants and employees of the Company and its subsidiaries to purchase up to 2,500,000 shares of the Company's common stock, under the Company’s 2013 Stock Incentive Plan (the "2013 Plan"). Under the 2013 Plan options expire ten years after the date of grant. As of November 30, 2024, there were 212,202 options outstanding under the 2013 Plan, of which 193,139 are vested. No additional options may be granted under the 2013 Plan.

In August 2023, the Company’s shareholders approved the Company’s 2023 Stock Incentive Plan (the “2023 Plan”) under which 2,500,000 options may be granted to officers, directors, consultants and employees of the Company and its subsidiaries. As of November 30, 2024, there were 217,229 options outstanding under the 2023 Plan, of which 22,016 are vested.

The Company accounts for stock based compensation under ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the nine months ended November 30, 2024, the Company granted options to acquire 134,657 shares to employees exercisable at prices ranging from $4.12 to $4.87 and options to acquire 26,667 shares to non-employee members of the board of directors with an exercise price of $4.12. The options granted to employees and directors vest over three years and expire ten years from the date of grant. The options granted during the first nine months of fiscal 2025 had a combined weighted average grant date fair value of $2.54 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Nine Months Ended November 30, 2024
Expected Life	5 - 8 years
Risk free interest rate	3.64% - 4.39%
Expected volatility	55.19% - 60.34%
Expected dividend yield	0%

For the three and nine months ended November 30, 2024 and 2023, net income and earnings per share reflect the actual deduction for stock-based compensation expense. For the three months ended November 30, 2024 and 2023, the Company recognized approximately $79,000 and $53,000 of stock based compensation expense, respectively. For the nine months ended November 30, 2024 and 2023, the Company recognized approximately $176,000 and $147,000 of stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the unaudited condensed consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of November 30, 2024 was $484,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at November 30, 2024 was approximately $126,000.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2024	2023	2024	2023

Numerator for basic and diluted earnings per share	$945,700	$1,284,848	$274,178	$690,169

Denominator for basic earnings per share – weighted average	15,750,980	15,743,224	15,751,153	15,744,543

Effects of dilutive securities
Stock options for employees and directors	20,059	32,451	20,358	32,429

Denominator for diluted earnings per share	15,771,039	15,775,675	15,771,511	15,776,972

Basic earnings per share	$0.06	$0.08	$0.02	$0.04
Diluted earnings per share	$0.06	$0.08	$0.02	$0.04

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 7.75% at November 30, 2024 and 8.50% at February 29, 2024. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of November 30, 2024, $38,640 of the Company’s credit line was being utilized to collateralize Letters of Credit issued by the Company. As of November 30, 2024, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,461,360.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 7.75% at November 30, 2024. At November 30, 2024, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2024	2023	2024	2023
Asia Pacific (APAC)	$1,994,000	$1,790,000	$1,114,000	$681,000
Europe, Middle East, Asia (EMEA)	3,338,000	3,057,000	957,000	1,476,000
Latin America	642,000	1,097,000	297,000	112,000
	$5,974,000	$5,944,000	$2,368,000	$2,269,000

In the first nine months of fiscal 2025 and fiscal 2024, sales to foreign customers accounted for approximately $5,974,000 and $5,944,000, or 39% and 40%, respectively, of total revenues.

During the third quarter of fiscal 2025 and fiscal 2024, sales to foreign customers accounted for approximately $2,368,000 and $2,269,000, or 46% and 40%, respectively, of total revenues.

The Company had one customer which accounted for 14% of sales during the first nine months of fiscal 2025. The Company had one customer which accounted for 23% of sales during the third quarter of fiscal 2025. Three customers accounted for 50% of the outstanding accounts receivables at November 30, 2024.

The Company had no customers which accounted for 10% of sales during the first nine months of fiscal 2024. The Company had one customer which accounted for 13% of sales during the third quarter of fiscal 2024. Two customers accounted for 26% of the outstanding accounts receivable at February 29, 2024.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of November 30, 2024.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of November 30, 2024, the Company did not have any pending legal actions.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the recovery of the Electronics/Microelectronics and Medical markets; rebound of sales to the industrial market in the fourth quarter of fiscal year 2025; continued depletion of excess inventory created by our OEM Partners; continued positive impact of recent distributor changes on the Printed Circuit Board revenues; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems which are sold at higher average selling prices; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensures unparalleled results for our clients and helps some of the world’s most promising companies achieve technological breakthroughs and bring them to market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating. The company strategically delivers its products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia, ensuring efficient market reach across diverse sectors around the globe. Approximately 39% of our sales were generated outside the United States and Canada in the first nine months of fiscal year 2025.

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

Third Quarter Fiscal 2025 Highlights (compared with the third quarter of fiscal 2024 unless otherwise noted) We refer to the three-month periods ended November 30, 2024 and 2023 as the third quarter of fiscal 2025 and fiscal 2024, respectively.

•	Net sales decreased by 9% or $499,000 to $5,191,000 when compared to last year’s record quarterly results of $5,690,000 and up sequentially from $5,162,000 in the second quarter of fiscal 2025. The decrease in sales in the current period is due to lower sales in the Industrial and Medical markets and reduced revenue from the US and EMEA regions when compared to the prior year period.
•	Sales to the Alternative/Clean Energy market grew 42% to $3,000,000 and included a $1,120,000 production line system for Electrolyzer Coating. The increase was offset by decreases in all other markets.
•	Asia Pacific (APAC) sales increased by 64%, influenced by strong sales to South Korea, which included three separate systems with a combined value of $248,000 and a $300,000 system shipped to India for the clean energy sector.
•	Gross Profit decreased 20% or $583,000 to $2,343,000. The gross profit percentage decreased by 600 basis points to 45% compared to an all-time high of 51% in the third quarter of fiscal 2024. The decrease in gross profit is primarily due to product mix, an increased percentage of international sales that carry distributor discounted pricing and the reclass of specific labor expenses from the engineering department to cost of goods sold.
•	Operating Income decreased 73% or $523,000, to $198,000 and income before taxes decreased $576,000, from $890,000 to $314,000 primarily due to the current periods decrease in gross profit.
•	Operating expenses decreased 3% or $60,000 to $2,146,000, primarily driven by a 19% decrease in Research & Development expenditures.
•	Combined equipment and service-related backlog on November 30, 2024 remained strong at $10,564,000, which is a slight decrease of $107,000 when compared to the combined backlog of $10,671,000 at November 30, 2023.

Nine Month Fiscal 2025 Highlights (compared with the first nine months of fiscal 2024 unless otherwise noted) We refer to the nine-month periods ended November 30, 2024 and 2023 as the first nine-months of fiscal 2025 and fiscal 2024, respectively.

•	Net Sales for the first nine months of fiscal 2025 increased by 3% or $451,000 to $15,383,000, driven by increased sales of multi-axis sales coating systems and integrated coating systems, primarily to the clean energy market.
•	Sales to the Alternative Energy market increased by 63%, or $3,000,000 to $7,700,000 compared with $4,735,000 in the prior year period. The increase in revenue is due to several high volume, high ASP “Average Selling Price” systems being delivered for advanced solar and electrolysis related applications.
•	Gross Profit decreased 3% or $190,000 to $7,314,000. The Gross profit percentage decreased by 200 basis points to 48% compared with 50% in the prior year period. The decrease in gross profit is due to product mix and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold.
•	Operating Income decreased 40%, or $473,000 to $722,000 and income before taxes decreased $486,000 or 30% to $1,120,000 due to the decrease in gross profit combined with an increase in operating expenses.
•	Geographically, revenue increased in the US/Canada, Asia and EMEA by 5%, 11% and 9%, respectively.
•	As of November 30, 2024, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $12,681,000.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2024	2023	$	%		2024	2023	$	%
Fluxing Systems	$71,000	$62,000	9,000	15%		$324,000	$503,000	(179,000)	(36%	)
Integrated Coating Systems	81,000	1,418,000	(1,337,000)	(94%	)	2,850,000	2,579,000	271,000	11%
Multi-Axis Coating Systems	3,563,000	2,962,000	601,000	20%		8,158,000	7,648,000	510,000	7%
OEM Systems	259,000	268,000	(9,000)	(3%	)	796,000	1,078,000	(282,000)	(26%	)
Other	1,217,000	980,000	237,000	24%		3,255,000	3,124,000	131,000	4%
TOTAL	$5,191,000	$5,690,000	(499,000)	(9%	)	$15,383,000	$14,932,000	451,000	3%

Total sales for the first nine months of fiscal year 2025 grew by 3%, and total sales for the third quarter of fiscal 2025 decreased by 9%. The increase in revenue for the first nine months of fiscal 2025 is the result of an 11% increase in Integrated Coating Systems revenue and a 7% increase in Multi Axis Coating Systems revenue. For the third quarter of fiscal 2025, sales of our Integrated Coating Systems decreased by 94%, but this decrease was partially offset by a 20% increase in Multi Axis Coating Systems revenue.

OEM Systems revenue for the third quarter and first nine months of fiscal year 2025 decreased by 3% and 26%, respectively. The decrease is primarily due to OEM partners previously building up excess inventory to combat supply chain concerns. There are indications that this excess inventory created by OEM Partners has been cleared during the third quarter of fiscal 2025.

Fluxing Systems revenue for the third quarter of fiscal 2025 increased 15% and decreased 36% for the first nine months of fiscal 2025. The first nine-month dip was influenced by softening activity from the Printed Circuit Board Sector, however due to significant positive momentum resulting from recent distributor changes, we anticipate that this revenue stream will have continued growth for the remainder of the fiscal year.

The Other revenue category increased by 24% in the third quarter of fiscal 2025 and 4% for the first nine months of fiscal 2025. This category comprises spare parts sales and service-related activities, with the latter experiencing particularly strong performance in the third quarter of fiscal 2025, highlighting service-related revenue as an important contributor to growth.

Market Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2024	2023	$	%		2024	2023	$	%
Electronics/Microelectronics	$1,016,000	$1,374,000	(358,000)	(26%	)	$4,060,000	$3,724,000	336,000	9%
Medical	897,000	1,340,000	(443,000)	(33%	)	2,156,000	3,452,000	(1,296,000)	(38%	)
Alternative Energy	2,959,000	2,083,000	876,000	42%		7,740,000	4,735,000	3,005,000	63%
Emerging R&D and Other	17,000	152,000	(135,000)	(89%	)	57,000	315,000	(258,000)	(82%	)
Industrial	302,000	741,000	(439,000)	(59%	)	1,370,000	2,706,000	(1,336,000)	(49%	)
TOTAL	$5,191,000	$5,690,000	(499,000)	(9%	)	$15,383,000	$14,932,000	451,000	3%

Sales to the Alternative/Clean Energy market recorded growth of 42% in the third quarter of fiscal 2025, and 63% for the first nine months of fiscal 2025, which were positively impacted by a growing number of our customers transitioning from our R&D systems to production scale systems that carry much higher average selling prices.

Electronics market revenue increased for the first nine months of fiscal 2025, influenced by the introduction of newly developed products in the semiconductor market.

Medical sales revenue decreased in the third quarter of fiscal 2025 and the first nine months of fiscal 2025 due to decreased medical sales in China, resulting from a weak Chinese economy, increased competition in mainland China, and a strong push for China based companies to buy “Made in China” products. Sales to China have declined to a level where they no longer represent a significant portion of our overall revenue. As such, any further decreases in sales to this region are not expected to have a material impact on our financial performance.

Industrial sales declined by 59% and 49%, respectively, for the third quarter of fiscal 2025 and the first nine months of fiscal 2025. The reduction in industrial sales was strongly impacted by approximately $930,000 of sales to the float glass industry in the first nine months of fiscal 2024 that did not repeat in fiscal 2025. The businesses of our primary American based customers in this market have contracted due to China-based competition entering the market with inexpensive glass.

Geographic Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2024	2023	$	%		2024	2023	$	%
U.S. & Canada	$2,823,000	$3,421,000	(598,000)	(17%	)	$9,409,000	$8,988,000	421,000	5%
Asia Pacific (APAC)	1,114,000	681,000	433,000	64%		1,994,000	1,790,000	204,000	11%
Europe, Middle East, Asia (EMEA)	957,000	1,476,000	(519,000)	(35%	)	3,338,000	3,057,000	281,000	9%
Latin America	297,000	112,000	185,000	165%		642,000	1,097,000	(455,000)	(41%	)
TOTAL	$5,191,000	$5,690,000	(499,000)	(9%	)	$15,383,000	$14,932,000	451,000	3%

In the first nine months of fiscal 2025, approximately 39% of sales originated outside of the United States and Canada compared with 40% in the first nine months of fiscal 2024.

In the third quarter of fiscal 2025, approximately 46% of sales originated outside of the United States and Canada compared with 40% in the third quarter of fiscal 2024.

We continue to record strong sales from the U.S. and Canada compared to past years, with the first nine-month revenue up 5% or $421,000. U.S. government initiatives such as the CHIPS ACT and the Inflation Reduction Act have influenced these strong sales, as well as the continuing trend of onshoring for high technology products

Asia sales increased 64% and 11% respectively, for the third quarter of fiscal 2025 and first nine months of fiscal 2025. While China sales continue to decline, growth for the first nine months of fiscal 2025 continues from South Korea, India, Taiwan and Japan.

Latin America sales in the third quarter of fiscal 2025 increased by $185,000, or 165% primarily due to an orthopedic medical device coating system that shipped for $133,000. Sales for the first nine months of fiscal 2025 decreased by $455,000, or 41% due to a $465,000 float glass line that was shipped in fiscal 2024 that did not repeat in fiscal 2025.

Gross Profit:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2024	2023	$	%		2024	2023	$	%
Net Sales	$5,191,000	$5,690,000	(499,000)	(9%	)	$15,383,000	$14,932,000	451,000	3%
Cost of Goods Sold	2,848,000	2,764,000	(84,000)	(3%	)	8,069,000	7,428,000	(641,000)	(9%	)
Gross Profit	$2,343,000	$2,926,000	(583,000)	(20%	)	$7,314,000	$7,504,000	(190,000)	(3%	)

Gross Profit %	45%	51%				48%	50%

For the third quarter of fiscal 2025, gross profit decreased $583,000, or 20%, compared with the third quarter of fiscal 2024. For the third quarter of fiscal 2025, the gross profit margin was 45% compared with 51% for the prior year period. The decrease in the gross profit margin was influenced by product mix, increased International Sales that most commonly have distributor discounts, and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024 as an outcome of the completion of several successful R&D endeavors.

Gross profit decreased $190,000, or 3%, to $7,314,000 for the first nine months of fiscal 2025 compared with $7,504,000 in the first nine months of fiscal 2024. The gross profit margin was 48% compared with 50% for the prior year period. The decrease in the gross profit margin was influenced by product mix and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024 as an outcome of completion of several successful R&D endeavors.

Operating Expenses:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2024	2023	$	%		2024	2023	$	%
Research and product development	$628,000	$776,000	(148,000)	(19%	)	$2,055,000	$2,222,000	(167,000)	(8%	)
Marketing and selling	929,000	955,000	(26,000)	(3%	)	2,815,000	2,700,000	115,000	4%
General and administrative	589,000	474,000	115,000	24%		1,722,000	1,387,000	335,000	24%
Total Operating Expenses	$2,146,000	$2,205,000	$(59,000)	(3%	)	$6,592,000	$6,309,000	$283,000	4%

Research and Product Development:

Research and product development costs decreased in the third quarter and the first nine months of fiscal 2025 due to a decrease in salary associated with the departure of a senior engineer, a decrease in research and development materials and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024. The reallocation of the labor expenses is an outcome of the completion of several successful R&D endeavors.

Marketing and Selling:

Marketing and selling expenses decreased slightly in the third quarter of fiscal 2025 due to a decrease in salary expense which was partially offset by an increase in commissions.

Marketing and selling expenses increased in the first nine months of fiscal 2025 due to increased commissions and increased travel and trade show expenses. In the third quarter of fiscal 2025, we expended approximately $222,000 for commissions as compared with $178,000 for the prior year period, an increase of $44,000. In the first nine months of fiscal 2025, we expended approximately $628,000 for commissions as compared with $464,000 for the prior year period, an increase of $164,000. The increase in commission expense is primarily the result of an increase in sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

The decrease in salary expense is due to the reallocation of our Chief Executive Officer, Steve Harshbarger’s salary to the General and Administrative category as described more fully below under the heading “General and Administrative”.

General and Administrative:

General and administrative expenses increased in both the third quarter and first nine months of fiscal 2025 due to increased salaries, legal and audit fees, corporate expenses and stock based compensation. These increases were partially offset by the reversal of the sales tax accrual described more fully below.

The increase in stock based compensation expense in the third quarter of fiscal 2025 is due to option awards that were issued in the second quarter of fiscal 2025. Option awards are expensed over three years based on vesting.

Effective January 1, 2024, Steve Harshbarger became our Chief Executive Officer, having previously served as President prior to such date. On becoming Chief Executive Officer, we reclassified the expenses related to Mr. Harshbarger's compensation in connection with this positional change. Prior to January 1, 2024, we classified Mr. Harshbarger’s salary under sales expenses because of Mr. Harshbarger’s instrumental role in that area. For the first nine months of fiscal year 2025, the total reallocated amount of Mr. Harshbarger’s salary was approximately $194,000.

In the fourth quarter of fiscal 2024, we were notified by the State of California that we were required to collect sales tax on our shipments to customers in California. For taxable sales, we collected approximately $86,000 of delinquent sales tax from our customers in the first nine months of fiscal 2025. As of February 29, 2024, on the basis of a preliminary analysis of our sales to our California customers since April 1, 2019, we recorded an accrual in the amount of $138,000 for the estimated sales tax, penalties and interest that we may have been required to remit to the State of California.

In the second quarter of fiscal 2025, we filed all necessary sales tax returns with the State of California. Our net expense for sales tax and interest amounted to $72,000. In the second quarter of fiscal 2025, we reversed the remaining accrual of $66,000. This reversal is recorded in general and administrative expenses.

Operating Income:

In the third quarter of fiscal 2025, operating income decreased $523,000, or 73%, to $198,000 compared with $721,000 for the third quarter of fiscal 2024. Operating margin for the third quarter of fiscal 2025 was 4% compared with 13% in the prior year period. The current period’s decrease in operating income is a result of a decrease in revenue and gross profit partially offset by a decrease in operating expenses.

In the first nine months of fiscal 2025, operating income decreased $473,000, or 40%, to $722,000 compared with $1,195,000 for the first nine months of fiscal 2024. Operating margin for the first nine months of fiscal 2025 was 5% compared with 8% in the prior year period. In the first nine months of fiscal 2025, the decrease in operating income is a result of a decrease in gross profit combined with an increase in operating expenses.

Interest, Dividend Income and Unrealized Gain/(Loss):

Interest and dividend income decreased by $18,000 to $132,000 in the third quarter of fiscal 2025 as compared with $150,000 for the third quarter of fiscal 2024, reflecting a minor reduction in interest rates earned on our cash balances in the third quarter of fiscal 2025. In the first nine months of fiscal 2025, interest and dividend income decreased by $21,000 to $359,000 as compared with $380,000 for the first nine months of fiscal 2024. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities. At November 30, 2024, the majority of our holdings are rated at or above investment grade.

Net unrealized gain decreased to a $15,000 net unrealized loss in the third quarter of fiscal 2025 compared to a gain of $20,000 in the prior year period. In the first nine months of fiscal 2025, net unrealized gain increased $8,000 to $39,000 compared with $31,000 in the prior year period.

Income Tax Expense:

We recorded income tax expense of $40,000 for the third quarter of fiscal 2025 compared with $200,000 for the third quarter of fiscal 2024. For the first nine months of fiscal 2025 we recorded income tax expense of $174,000 compared with $321,000 for the first nine months of fiscal 2024.

The decrease in income tax expense in the third quarter fiscal 2025 is due to the decrease in income before income taxes partially offset by an increase in permanent timing differences and then the further reduction of taxes due to the application of available research and development tax credits from the current quarter’s increase in research and development expenditures. The deferred tax asset increased approximately $255,000, to $1,511,000 at November 30, 2024 from $1,256,000 at February 29, 2024. Additionally, the deferred tax liability increased approximately $87,000, to $317,000 at November 30, 2024 from $230,000 at February 29, 2024. The net increase in the deferred tax asset and liability was approximately $168,000 for the first nine months of fiscal 2025. This increase is primarily due to an increase in capitalized research and development expenses for tax purposes, partially offset by a decrease in other deferred tax assets and an increase in deferred tax liabilities related to timing differences for depreciation.

Net Income:

Net income decreased by $416,000 or 60% to $274,000 for the third quarter of fiscal 2025 compared with $690,000 for the third quarter of fiscal 2024. The decrease in net income during the third quarter is primarily the result of a decrease in revenue and gross profit combined with decreases in operating expenses and income tax expense.

Net income decreased by $339,000 or 26% to $946,000 for the first nine months of fiscal 2025 compared with $1,285,000 for the first nine months of fiscal 2024. The decrease in net income in the first nine months of fiscal 2025 is primarily the result of a decrease in gross profit combined with decreases in operating expenses and income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,079,000 to $13,202,000 at November 30, 2024 from $12,123,000 at February 29, 2024. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2024 and February 29, 2024, our working capital included:

	November 30, 2024	February 29, 2024	Cash Increase (Decrease)
Cash and cash equivalents	$8,099,000	$2,135,000	$5,964,000
Marketable securities	4,582,000	9,712,000	(5,130,000)
Total	$12,681,000	$11,847,000	$834,000

The following table summarizes the accounts and the major reasons for the $834,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,515,000	To reconcile increase in cash.
Accounts receivable increase	(809,000)	Timing of cash receipts.
Inventories decrease	452,000	Decrease in work in progress and finished goods for customer orders.
Customer deposits decrease	(56,000)	Completion of customer orders.
Accounts payable increase	67,000	Timing of disbursements.
Accrued expenses increase	186,000	Timing of disbursements.
Prepaid and Other Assets decrease	84,000	Decreased prepaid expenses.
Income taxes payable decrease	(202,000)	Timing of disbursements.
Equipment purchases	(403,000)	Equipment and facilities upgrade.
Net increase in cash	$834,000

Stockholders’ Equity – Stockholders’ Equity increased $1,122,000 from $16,279,000 at February 29, 2024 to $17,401,000 at November 30, 2024. The increase is a result of the current period’s net income of $946,000 and $176,000 in additional equity related to stock-based compensation awards.

Operating Activities – We generated $1,199,000 of cash in our operating activities in the first nine months of fiscal 2025 compared with $1,442,000 of cash in the first nine months of fiscal 2024, a decrease of $243,000. The decrease was mostly the result of increases in accounts receivable, a decrease in income taxes payable offset by decreases in inventories and customer deposits. The increase in accounts receivable is due to a number of large sales occurring in the last month of the quarter.

Investing Activities– Our investing activities provided $4,765,000 of cash in the first nine months of fiscal 2025 compared with using $1,815,000 in the first nine months of 2024. For the first nine months of fiscal years 2025 and 2024, we used $403,000 and $327,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements.

In the first nine months of fiscal 2025, we liquidated approximately $5,318,000 of our treasury bill investments. At November 30, 2024, approximately $3,583,000 of the liquidated balance is recorded as cash on our balance sheet and is invested in cash equivalents.

Net Changes in Cash and Cash Equivalents – In the first nine months of fiscal 2025, our cash balance increased by $5,964,000 as compared to a decrease of $373,000 in the first nine months of 2024. In the first nine months of fiscal 2025, our operating activities generated $1,199,000 of cash, our marketable securities provided $5,168,000 of cash and we used $403,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of November 30, 2024 and November 30, 2023, there were no uncertain tax provisions.

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

Although the Company's assets included $8,099,000 in cash and $4,582,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2024. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5. Other Information

(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended November 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

Item 6 – Exhibits and Reports

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

Dated: January 13, 2025

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer