Form 10-K
period 2025-02-28
SONO TEK CORP
filed 2025-05-28
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2025

Commission File Number: 001-40763

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

As of August 31, 2024 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $61,552,400 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $4.10.

The Registrant had 15,727,702 shares of Common Stock outstanding as of May 23, 2025.

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

Our fiscal year ends on February 28, except in leap years when it ends on February 29. We refer to the fiscal year ended February 28, 2025 as “fiscal 2025” and use similar protocol for previous fiscal years.

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

We target the following markets where our product quality and consistency and application knowledge are valued by our customers:

•	Micro-Electronics/Electronics:

o	Printed circuit boards: Ultrasonic flux application that removes oxidation and is more efficient than standard, historic processes

o	Semiconductors: Applications of micron-thin photo-resist layers onto complex wafers

o	Sensors: Application of chemical, biological or other detection coatings as well as physical photoelectric elements for conversion of input and output signals

o	Display/panel glass on personal electronic devices: for sensitivity to temperature, imprint, pressure and for physical protection

•	Medical: Our systems are used in this industry to apply micron layers of polymers and drugs, biomedical materials and anti-coagulants.

o	Implanted medical devices such as:

▪	Stents and balloons

▪	Artificial joints

o	Blood collection tubes

o	Diagnostic devices

o	Bandages/protective wraps

o	Lenses

•	Industrial

o	Flat (“float”) glass used for windows in buildings and vehicles

o	Textiles: high performance value adding coatings such as anti-microbial, anti-stain, flame retardant and moisture barriers

o	Food packaging and food safety: anti-microbial coatings

o	Food: coatings of flavors, ingredients and other additives

•	Alternative Energy: Our systems provide coatings of chemicals and other materials that act as catalysts, barriers, facilitators of symbiosis or other interactions between surfaces.

o	Fuel cells

o	Solar cells

o	Carbon Capture

o	Green Hydrogen

•	Emerging Research and Development / Other Markets

o	Research and development efforts at universities, research institutions and government agencies that are not part of our already established markets

o	A variety of other small industries using our coating technology, that have not yet matured into a developed marketplace for our ultrasonic coating machines

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

We are a global business and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2025, 39% of our sales were from outside the U.S. and Canada.

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

Generally, except in instances of pandemic related supply chain issues, all raw materials used in our products are available from many different domestic suppliers, who may themselves be subject to international raw material availability. We purchase circuit board assemblies and sheet metal components from a wide range of suppliers throughout the world.

We carefully manage our inventory using lean manufacturing processes.

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2025 and fiscal 2024, we spent $2,724,000 and $2,886,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 13.3% and 14.6% in fiscal 2025 and 2024, respectively.

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

Information Regarding Sales Outside the United States and Canada and Significant Customers

During fiscal 2025 and fiscal 2024, net sales to customers outside the U.S. and Canada accounted for approximately $7,998,000, or 39% of total net sales, and $8,822,000, or 45% of total net sales, respectively. Our international sales could be impacted by changes in trade policies, including the imposition of new tariffs or other trade restrictions.

Employees

As of February 28, 2025, we employed 79 full-time and 10 part-time employees. We believe that relations with our employees are generally good.

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

For the year ended February 28, 2025, one customer accounted for approximately 11% of our net sales. For the year ended February 29, 2024, our two largest customers accounted for approximately 12% of our net sales. If we are unable to diversify our customer base, our future results could be heavily dependent on these customers and distributors. Our dependence on a limited number of customers and distributors means that the loss of a major customer or distributor or any reduction in orders by a major customer or distributor would materially reduce our net sales and adversely affect our results of operations. As we continue our transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete equipment solutions and higher value subsystems, we expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers, may not use our products at current levels in the future, if at all. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with loss of deposit as the only penalty. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

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

Changes in United States trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business and results of operations.

The US government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods, including electronic components and devices, metal alloys, and potentially other parts used in our systems and machinery. Changes in United States trade policy could result in one or more of US trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition and results of operations.

We may be adversely affected by global and regional economic conditions and military, legislative, regulatory and political developments.

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. In addition, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by geopolitical instability due to ongoing military conflicts in various regions. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or broader geopolitical tensions.

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

Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to complete our projects according to the required schedule or otherwise efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Our continued commercial success will also depend in part upon not infringing the patents or violating the intellectual property rights of third parties. We are aware of patents and patent applications generally relating to aspects of our technologies filed by, and issued to, third parties. Nevertheless, we cannot determine with certainty whether such patents or patent applications of other parties may materially affect our ability to conduct our business. There may be existing patents of which we are unaware that we may inadvertently infringe, resulting in claims against us or our customers. If the manufacture, use and/or sale of our products or processes is challenged, or if our product forms or processes conflict with the patent rights of others, third parties could bring legal actions against us or our customers in the United States, Asia, Europe or other countries, claiming damages and seeking to enjoin the manufacturing and/or marketing of our products. Additionally, it is not possible to predict with certainty what patent claims may issue from any relevant third-party pending patent applications. Third parties may be able to obtain patents with claims relating to our product forms, applications and/or manufacturing processes which they could attempt to assert against us or our customers.

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

Our future success will depend on our ability to continue to develop new and enhanced ultrasonic nozzles and coating systems and related products that achieve market acceptance in a timely and cost-effective manner. The markets in which we and our customers operate are characterized by frequent introductions of new and enhanced products and services, evolving industry standards and regulatory requirements, government incentives and changes in customer needs. The successful development and market acceptance of our products and systems, depends on several factors, including:

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

We manufacture and assemble our products and systems at our production facility located in Milton, New York. Any prolonged disruption in the operations of our manufacturing and assembly facility, whether equipment or information technology infrastructure failure, cyber-attacks, labor difficulties, prolonged health emergencies, destruction of or damage to this facility because of a hurricane, earthquake, fire, flood, other catastrophes, and other operational problems would result in a decline in our sales and profitability. In the event of a business interruption at our facility, we may be unable to shift manufacturing and assembly capabilities to alternate locations, accept materials from suppliers or meet customer shipment needs, among other severe consequences. Such an event could have a material and adverse impact on our financial condition and results of our operations.

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

We may rely on sub-contractors to meet current demand for our products, and we may need to obtain additional manufacturing capacity to increase production of our existing products or to produce our proposed new products, the failure of which could have a material adverse effect on our operations.

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

In addition to our net sales to customers within the U.S. and Canada, we may become increasingly dependent on net sales to customers outside the U.S. and Canada as we pursue expanding our business with customers worldwide. In the fiscal years ended February 28, 2025 and February 29, 2024, our net sales outside of the U.S. and Canada accounted for approximately 39% and 45%, respectively, of our total net sales. We continue to expect that a significant portion of our future revenues will be from international sales. As a result, the occurrence of any international, political, economic, or geographic event, including the imposition of tariffs and the onset of trade wars, could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Inflationary Pressures and Rising Prices for Goods and Services.

Inflation rose sharply beginning in late 2021 and continued rising through 2022, leveling off in 2023 at rates not seen for over 40 years. Although the Federal Reserve has significantly increased interest rates in response to rising inflation, inflationary pressures, driven in part by evolving and uncertain US tariff policies, are currently expected to remain elevated throughout 2025. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Reduction or elimination of United States government clean energy initiatives could materially adversely affect our business and results of operations

Since 2022, legislation such as the CLEAN Energy Act, Inflation Reduction Act and the American Renewable Energy Act intended to stimulate growth of the clean energy sector and have contributed to an increase in sales of our systems and products to the clean energy and solar markets. Any reduction or elimination of these government initiatives could have a material adverse effect on sales to these markets and on our total revenues and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to assess the effectiveness of our internal control over financial reporting and to disclose in our filings if such controls were unable to provide assurance that a material error would be prevented or detected in a timely manner. We have an ongoing program to review the design of our internal controls framework in keeping with changes in business needs, implement necessary changes to our controls design and test the system and process controls necessary to comply with these requirements. If in the future, our internal controls over financial reporting are determined to be not effective resulting in a material weakness or significant deficiency, investor perceptions regarding the reliability of our financial statements may be adversely affected which could cause a decline in the market price of our stock and otherwise negatively affect our liquidity and financial condition.

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

The market price of our common stock has been volatile and fluctuates widely in response to various factors that are beyond our control. The price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

•	the underlying price of the commodities, materials, equipment that affect our key markets;
•	announcements of capital budget changes by major customers;
•	the introduction of new products by our competitors;
•	announcements of technology advances by us or our competitors;
•	current events affecting the political and economic environment in the United States, Europe or Asia;
•	conditions or industry trends, including demand for our products, services and technological advances;
•	changes to financial estimates by us or by any securities analysts who might cover our stock;
•	additions or departures of our key personnel;
•	seasonal, economic, or financial conditions;
•	our quarterly operating and financial results; or
•	litigation or public concern about the safety of our systems or products;
•	the impact of inflation; or
•	global geopolitical tensions, armed conflicts, or other regional instabilities.

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

Purchases under our Stock Repurchase Plan may cause the market price of our common stock to rise but may have an adverse effect on available cash.

In 2024, our Board approved the adoption of a Stock Repurchase Plan which permits us to make open market purchases of up to a total of $2,000,000 of our common stock from time-to-time at prices and in amounts we deem reasonable. Purchases under the Stock Repurchase Plan may cause the market price of our stock to rise, however, the amounts of such purchases are limited by federal securities regulations and by the parameters of the Stock Purchase Plan. To the extent that we use cash to make purchases under the Stock Repurchase Plan, such monies will not be available to fund our operations if ever needed. If adequate funds are not otherwise available, we may be required to delay or reduce the scope of our business plans.

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

We own an industrial park located in Milton, New York. The industrial park consists of approximately 50,000 square feet of office and warehouse space. Our offices, product development, manufacturing and assembly facilities are located in the industrial park. We presently utilize 41,000 square feet or 82% of the park for our operations. We believe our facilities will be adequate for the foreseeable future and the ownership of the industrial park provides us opportunity to expand as we grow.

Approximately 9,000 square feet of the park is leased or available for lease to unrelated third parties at any given time.

ITEM 3	LEGAL PROCEEDINGS – None

ITEM 4	MINE SAFETY DISCLOSURES – Not Applicable

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades on the Nasdaq Capital Market.

As of May 12, 2025, there were 86 record holders of our common stock and approximately 1,560 beneficial shareholders of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. Except as set forth in the following table, we intend to retain earnings, if any, for use in our business and for other corporate purposes.

Issuer Purchases of Equity Securities Pursuant to Stock Repurchase Program (1)
Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1 (December 1, 2024 through December 31, 2024).	—	—	—	—
Month #2 (January 1, 2025 through January 31, 2025).	—	—	—	—
Month #3 (February 1, 2025 through February 28, 2025).	2,116	$3.72	2,116	—
Total	2,116	$3.72	2,116	$1,992,133
(1)	On November 4, 2024, we announced that we had authorized a Stock Repurchase Program to acquire up to $2,000,000 of our outstanding common stock. We formally established the Stock Repurchase Program on January 21, 2025. The Stock Repurchase Program shall remain in place for a one-year period expiring on January 21, 2026, unless sooner terminated by its terms.
(2)	Represents shares repurchased through the Stock Repurchase Program. We did not acquire any shares outside of the Stock Repurchase Program.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We undertake no obligation to update any forward-looking statement.

Sono-Tek Corporation Fiscal Year 2025 Highlights (compared with fiscal 2024 unless otherwise noted)
We refer to the twelve-month periods ended February 28, 2025 and February 29, 2024 as fiscal 2025 and fiscal 2024, respectively.

•	Net Sales: Record $20.5 million, up 4% from $19.7 million in fiscal 2024, driven by strong shipments to the Alternative/Clean Energy Market. This marks the highest annual revenue in company history.
•	Gross Profit: $9.74 million, down 1% or $106K from the prior year. Gross margin decreased to 47.5% from 50%, mainly due to product mix and the reclassification of labor costs from engineering to cost of goods sold.
•	Operating Income: Decreased $172,000 to $1.01 million compared to $1.20 million in fiscal 2024, due to the decrease in gross profit combined with higher operating expenses.
•	Net Income: Approximately $1.3 million, down from $1.4 million in fiscal 2024, reflecting a combination of lower gross profit and higher operating expenses.
•	Backlog: Equipment and service-related backlog of $8.67 million at fiscal year-end, down 6.6% from the prior year-end record high of $9.28 million.
•	Geography: US/Canada sales increased 15% (+$1.6 million), driven by a record shipment of five high Average Selling Price “ASP” systems totaling $3.85 million—the largest number of high ASP systems shipped in a year.
•	Product Categories: Integrated Coating Systems increased 28% (+$814K), and Multi-Axis Systems grew 6% (+$603K), both supported by significant orders from the solar and clean energy sectors.
•	End Markets: Alternative/Clean Energy rose 64% (+$3.84 million) driven by production-scale system shipments to the solar market and electrolysis markets, including four high ASP system deliveries totaling $3.38 million. The Industrial market declined 47% (-$1.68 million) as our customers saw reduced demand for float glass coating systems due to rising competition from China-based float glass producers.
•	Balance Sheet: No outstanding debt as of February 28, 2025, with cash, cash equivalents, and marketable securities totaling $11.9 million, compared to $11.8 million at the prior year-end.
•	Other Income: Interest income, dividend income, and unrealized gains on marketable securities totaled $524K, down $38K due to a slight reduction in interest rates.

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

We are a geographically diverse company with a presence either directly or through distributors and trade representatives in the United States and Canada, EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2025, approximately 39% of sales originated outside of the United States and Canada.

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

Results of Operations

Sales and Gross Profit:

	Fiscal Year Ended
	February 28,	February 29	Change
	2025	2024	$	%
Net Sales	$20,504,000	$19,700,000	$804,000	4%
Cost of Goods Sold	10,765,000	9,855,000	910,000	9%
Gross Profit	$9,739,000	$9,845,000	$(106,000)	(1%	)

Gross Profit %	47.5%	50.0%

Gross profit decreased $106,000, or 1% to $9,739,000 for fiscal 2025 compared with $9,845,000 in fiscal 2024. The gross profit percentage decreased to 47.5% for fiscal 2025, compared to 50.0% for fiscal 2024.

In fiscal 2025 the decrease in the gross profit percentage was a result of product mix and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024 as an outcome of the completion of several successful R&D endeavors.

Product Sales:

	Twelve Months Ended
	February 28,	% of	February 29,	% of	Change
	2025	Total	2024	total	$	%
Fluxing Systems	$467,000	2%	$724,000	4%	$(257,000)	(35%	)
Integrated Coating Systems	3,703,000	18%	2,889,000	14%	814,000	28%
Multi-Axis Coating Systems	10,678,000	52%	10,075,000	51%	603,000	6%
OEM Systems	1,484,000	7%	1,533,000	8%	(49,000)	(3%	)
Other	4,172,000	21%	4,479,000	23%	(307,000)	(7%	)
TOTAL	$20,504,000		$19,700,000		$804,000	4%

Total sales for fiscal year 2025 grew by 4%, driven by increased demand for our Integrated Coating and Multi-Axis Coating systems which are commonly used in the clean energy sector. Integrated Coating System sales increased by 28%, or $814,000, to $3,703,000 due to continued success with a key strategic partner within the solar energy market.

Printed Circuit Board “PCB” Fluxing System sales declined 35%, or $257,000, largely due to weaker demand in Latin America. The decrease was driven by a general slowdown in PCB equipment sales in Mexico and the closure of one of our key distributors in the region. To address this, we onboarded and trained a New Mexico-based distribution partner, which we believe will contribute to improved spray fluxing sales in fiscal 2026.

Market Sales:

	Twelve Months Ended
	February 28,	% of	February 29,	% of	Change
	2025	Total	2024	Total	$	%
Electronics/Microelectronics	$5,426,000	27%	$5,602,000	29%	$(176,000)	(3%)
Medical	3,250,000	16%	4,180,000	21%	(930,000)	(22%)
Alternative Energy	9,838,000	48%	5,997,000	30%	3,841,000	64%
Emerging R&D and Other	67,000	0%	315,000	2%	(248,000)	(79%)
Industrial	1,923,000	9%	3,606,000	18%	(1,683,000)	(47%)
TOTAL	$20,504,000		$19,700,000		$804,000	4%

Sales to the Alternative/Clean Energy market increased 64% in fiscal 2025, driven by a growing number of customers transitioning from our R&D systems to production scale systems, which carry significantly higher ASPs. This growth was partially offset by declines in the Medical and Industrial markets. Medical sales decreased $930,000, or 22%, to $3.25 million compared to $4.18 million in the prior year, and Industrial sales declined $1.68 million, or 47%, to $1.92 million compared to $3.61 million in the prior year.

Geographic Sales:

	Twelve Months Ended
	February 28,	February 29,	Change
	2025	2024	$	%
U.S. & Canada	$12,506,000	$10,878,000	$1,628,000	15%
Asia Pacific (APAC)	2,758,000	3,268,000	(510,000)	(16%	)
Europe, Middle East, Asia (EMEA)	4,431,000	4,333,000	98,000	2%
Latin America	809,000	1,221,000	(412,000)	(34%	)
TOTAL	$20,504,000	$19,700,000	$804,000	4%

In fiscal 2025, approximately 61% of our sales were to US and Canadian customers. This is compared to 55% in fiscal 2024.

Sales in the US & Canada increased 15% or $1.63 million, driven by the delivery of five high ASP systems totaling $3.85 million, reinforcing our strategy to provide highly complex, high-volume systems with premium pricing. This represents the largest number of high ASP systems sold in a single year. Growth in the US/Canada region was partially offset by declines in other regions. Latin America sales decreased 34% or $412,000, due to a $465,000 float glass coating system sale into Mexico that occurred in the prior year that did not repeat in fiscal 2025. Asia sales declined 16% or $510,000, influenced by continued weak demand from China, where sales fell to $522,000 in fiscal 2025 from $775,000 in fiscal 2024. China now represents approximately 2.5% of total sales, down significantly from its historical peak. EMEA sales increased 2% or $98,000, supported by multiple system shipments to customers in the green energy sector.

Operating Expenses:

	Twelve Months Ended
	February 28,	February 29,	Change
	2025	2024	$	%
Research and product development	$2,724,000	$2,886,000	$(162,000)	(6%	)
Marketing and selling	3,678,000	3,696,000	(18,000)	0%
General and administrative	2,327,000	2,080,000	247,000	12%
Total Operating Expenses	$8,729,000	$8,662,000	$67,000	1%

Research and Product Development:

Research and product development costs decreased $162,000 to $2,724,000 for fiscal 2025 due to a decrease in salary associated with the departure of a senior engineer, a decrease in research and development materials and the reallocation and recharacterization of specific labor expenses from the engineering department to cost of goods sold that started in the fourth quarter of fiscal year 2024.

Marketing and Selling:

Marketing and selling expenses decreased slightly in fiscal 2025 to $3,678,000 due to a decrease in salary expense which was partially offset by an increase in commissions and travel and trade show expenses.

During fiscal 2025, we expended approximately $595,000 for travel and trade show expenses compared with $505,000 for the prior fiscal year, an increase of $90,000.

In fiscal 2025, we expended approximately $767,000 for commissions as compared with $674,000 for the prior fiscal year, an increase of $93,000. The increase in commission expense is primarily the result of an increase in sales being generated by our external distributors, which are commissioned at a higher rate than our in-house sales team.

The decrease in salary expense is primarily due to the reallocation of the salary of our Chief Executive Officer, Steve Harshbarger, to the General and Administrative category as described more fully below under the heading “General and Administrative”.

General and Administrative:

General and Administrative (G&A) costs increased $247,000 to $2,327,000 for fiscal 2025 due to an increase in salaries, professional fees, corporate expenses and stock-based compensation. These increases were partially offset by the reversal of the sales tax accrual described more fully below.

Effective January 1, 2024, Steve Harshbarger became our Chief Executive Officer, having previously served as President prior to such date. On becoming Chief Executive Officer, we reclassified the expenses related to Mr. Harshbarger's compensation in connection with this positional change. Prior to January 1, 2024, we classified Mr. Harshbarger’s salary under sales expenses because of Mr. Harshbarger’s instrumental role in that area. For fiscal year 2025, the total reallocated amount of Mr. Harshbarger’s salary was approximately $325,000.

In the fourth quarter of fiscal 2024, we were notified by the State of California that we were required to collect sales tax on our shipments to customers in California. For taxable sales, we collected approximately $86,000 of delinquent sales tax from our customers in fiscal 2025. As of February 29, 2024, on the basis of a preliminary analysis of our sales to our California customers since April 1, 2019, we recorded an accrual in the amount of $138,000 for the estimated sales tax, penalties and interest that we may have been required to remit to the State of California.

In the second quarter of fiscal 2025, we filed all necessary sales tax returns with the State of California. Our net expense for sales tax and interest amounted to $72,000. In the second quarter of fiscal 2025, we reversed the remaining accrual of $66,000. This reversal is recorded in general and administrative expenses.

Operating Income:

Our operating income decreased $172,000 or 15%, to $1,010,000 in fiscal 2025 compared with $1,182,000 for the prior fiscal year. In fiscal 2025, the decrease in operating income is a result of a decrease in gross profit combined with an increase in operating expenses. Operating margin for fiscal 2025 decreased to 5% compared with 6% in fiscal 2024. As a percentage of net sales, operating expenses decreased 100 basis points to 43% in fiscal 2025 compared with 44% in fiscal 2024.

Interest and Dividend Income:

Interest and dividend income decreased $41,000 to $489,000 for fiscal 2025 as compared with $530,000 for the prior fiscal year, reflecting a minor reduction in interest rates earned on our cash balances in fiscal 2025. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities and certificates of deposit. At February 28, 2025, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded income tax expense of $261,000 for fiscal 2025 compared with $303,000 for the prior fiscal year. The decrease in income tax expense in fiscal 2025 is due to the current period’s decrease in income before income taxes offset by the application of available research and development tax credits.

Net Income:

Net income decreased $168,000 or 12%, to $1,273,000 for fiscal 2025 compared with $1,441,000 for the prior fiscal year. The decrease in net income in fiscal 2025 is a result of a decrease in gross profit combined with an increase in operating expenses partially offset by a decrease in income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,378,000 to $13,501,000 at February 28, 2025 from $12,123,000 at February 29, 2024. The increase in working capital was primarily the result of the current year’s net income and non-cash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 28, 2025 and February 29, 2024, our working capital included:

	February 28, 2025	February 29, 2024	Cash Increase
Cash and cash equivalents	$5,202,000	$2,135,000	$3,067,000
Marketable securities	6,728,000	9,712,000	(2,984,000)
Total	$11,930,000	$11,847,000	$83,000

The following table summarizes the accounts and the major reasons for the $83,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,937,000	To reconcile increase in cash.
Accounts receivable increase	(877,000)	Decrease due to timing of receipts.
Inventories decrease	666,000	Decrease in finished goods for customer orders.
Customer deposits decrease	(1,007,000)	Received for new orders.
Accounts payable	(190,000)	Timing of disbursements.
Accrued expenses	(21,000)	Timing of disbursements.
Prepaid and Other Assets increase	(29,000)	Decreased prepaid expenses.
Income taxes payable decrease	81,000	Timing of disbursements.
Equipment purchases	(469,000)	Equipment and facilities upgrade.
Treasury stock purchase	(8,000)	Purchase of treasury stock.
Net increase in cash	$83,000

Stockholders’ Equity – Stockholders’ equity increased $1,513,000 from $16,279,000 at February 29, 2024 to $17,792,000 at February 28, 2025. The increase was a result of the current year’s net income of $1,273,000 and $248,000 in additional equity related to stock-based compensation awards. These increases were partially offset by treasury stock purchases of $8,000. The details of stock-based compensation are explained in Note 4 in our financial statements.

Operating Activities – We generated $525,000 of cash in our operating activities in fiscal 2025 compared with generating $1,164,000 in fiscal 2024, a decrease of $639,000. The decrease in cash generated by operating activities was the result of an increase in accounts receivable combined with a decrease in customer deposit balances. These uses of cash were partially offset by a decrease in inventories and an increase in income taxes payable.

In fiscal 2025, our accounts receivable increased $877,000 when compared to the prior year. The increase in accounts receivable is primarily due to a large number of sales occurring in the fourth quarter of fiscal 2025.

In fiscal 2025, customer deposit balances decreased $1,007,000 when compared to the prior year. The decrease in customer deposits is primarily due to a large number of shipments occurring in the fourth quarter of fiscal 2025.

Investing Activities – In fiscal 2025, our investing activities provided $2,550,000 of cash compared with using $2,384,000 of cash in fiscal 2024. Capital spending in fiscal 2025 was $469,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements. This compares with $795,000 for the prior year period.

In fiscal 2025, net sales of marketable securities generated $3,019,000 of cash compared with using $1,589,000 for the purchase of marketable securities in fiscal 2024.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 28, 2025, there were no outstanding borrowings under the line of credit.

As of February 28, 2025, $106,000 of our credit line was being utilized to collateralize letters of credit issued to customers that have remitted cash deposits to us on existing orders. The unused portion of the credit line was $1,394,000 as of February 28, 2025. The letters of credit expire in fiscal year 2025.

Backlog

At the end of fiscal year 2025, our total backlog amounted to $8,677,000, comprised of $8,618,000 in equipment backlog and $59,000 in services-related backlog.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2025.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based on management’s estimate, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Management evaluates the valuation allowance based on current estimates and historical experience. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2025 and February 29, 2024, there were no uncertain tax provisions.

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

In November 2024, the FASB issued issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of and for the year ended February 28, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. – Not Applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio, Ph.D.	84	Executive Chairman and Director
R. Stephen Harshbarger	57	Chief Executive Officer, President and Director
Eric Haskell, CPA	78	Director*
Adeniyi Lawal, Ph.D.	68	Director
Carol O’Donnell	68	Director*
Joseph Riemer, Ph.D.	76	Director
Philip A. Strasburg, CPA	86	Director*
Kirk Warshaw, CPA	67	Director

*Member of the Audit Committee.

Our Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of our shareholders. The terms of Mr. Haskell, Dr. Lawal and Ms. O’Donnell run until the annual meeting to be held in 2026, and in each case until their respective successors are duly elected and qualified.

The terms of Drs. Coccio and Riemer and Messrs. Strasburg, Harshbarger and Warshaw run until the annual meeting to be held in 2025, however, Mr. Strasburg has notified us that he will not stand for reelection and will resign effective upon the completion of our next annual meeting of shareholders in August 2025.

Audit Committee

We have a separate designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Eric Haskell, CPA (who serves as Chairman of the Audit Committee), Carol O’Donnell and Philip A. Strasburg, CPA. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements. The Board of Directors has determined that Mr. Haskell qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Compensation Committee

The Company’s executive compensation is administered by the Compensation Committee of the Board of Directors. The members of the Compensation Committee are Carol O’Donnell (who serves as Chairperson of the Compensation Committee), Dr. Riemer and Mr. Strasburg, whom have been determined by the Board to be independent in accordance with NASDAQ’s requirement for independent director oversight of executive officer compensation.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Family Relationships

There are no family relationships between any of our directors and officers.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	62	Chief Financial Officer
Christopher C. Cichetti	43	Chief Operating Officer
Christopher L. Coccio, Ph.D.	84	Executive Chairman and Director
R. Stephen Harshbarger	57	Chief Executive Officer, President and Director
Maria T. Kuha	48	Vice President – Manufacturing Operations

The foregoing officers are appointed for terms of one year or until their successors are duly appointed and qualified or until terminated by action of the Board of Directors. There are no arrangements or understandings between any executive officer and any other persons pursuant to which he was or is to be selected as an officer.

Business Experience

STEPHEN J. BAGLEY, CPA was appointed Chief Financial Officer of the Company in June 2005. From 1987 to 1991 he worked in public accounting in various capacities. From 1992 to 2005, he held various leadership positions as Controller, Chief Financial Officer and Vice President of Finance for companies with up to $45,000,000 in revenues. Mr. Bagley earned a Bachelor of Science degree from The State University of NY at Oneonta and an MBA from Marist University. He was licensed as a CPA in 1990. Mr. Bagley served on the OTCQX US Advisory Council from 2019 to 2020. Mr. Bagley is a past President of the Board of Education for the New Paltz Central School District and a past Chairman of the Audit and Finance Committee for the District.

CHRISTOPHER C. CICHETTI was appointed Chief Operating Officer in March 2025. From August 2022 until March 2025, Mr. Cichetti served as Vice President – Sales and Application Engineering of the Company. Mr. Cichetti joined Sono-Tek in 2005 as an Electrical Engineer and has served as Application Engineer, Senior Application Engineer, Application Engineering Manager, and Vice President of Application Engineering. Mr. Cichetti has experience in lab testing, process development, project management, and has successfully implemented several successful OEM relationships with outside vendors. He is a graduate of Worcester Polytechnic Institute with a major in Computer and Electrical Engineering and a minor in International Studies.

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

CAROL O’DONNELL has been a Director since November 2018. Ms. O’Donnell joined Protégé Partners, an industry leading firm investing in and seeding smaller and emerging hedge fund managers in 2016 and has served as Chief Executive Officer since 2018. She also provides consulting services to OpenDeal, Inc., a financial services company. Prior to joining Protégé Partners, Ms. O’Donnell was the Director of Legal and Compliance with DARA Capital US, Inc., a Swiss-owned boutique registered investment advisory and wealth management firm from 2013 to 2016. She also served as General Counsel to Boothbay Fund Management LLC, a registered investment adviser, from December 2019 through May 2021, and was General Counsel and Chief Compliance Officer of each of the Permal Group and Framework Investment Group from 2004 through 2011 and from 2002 to 2004, respectively.  Ms. O’Donnell is a director of Apimeds Pharmaceuticals, Inc., a New York Stock Exchange listed company (NYSE: APUS), and a trustee of various family trusts. Ms. O’Donnell is admitted to practice law in the States of New York and Connecticut.

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

Key attributes, Experience and Skills: Mr. Strasburg's training and extensive experience in auditing provide the Board with valuable insights and skills. Mr. Strasburg's strong operational and business background complement his accounting and finance experience, and are valuable resources to the Board as it exercises its oversight duties and support of the Company's growth strategies.

KIRK WARSHAW, CPA, has been a director since May 2025. He has over 40 years of experience in financial and general management across a diverse range of industries. Since 2015, he has served as the Executive Chairman of Bogue Machine Company, a state-of-the-art machining operation that produces complex components for both commercial and defense contractors, and as Chief Executive Officer and Chief Financial Officer of UAV Turbines, a company focused on developing small turbine engine systems for aerospace and military applications. Mr. Warshaw has also provided advisory services and held interim executive leadership roles at numerous companies, specializing in financial oversight, corporate restructuring, and strategic growth. Earlier in his career, Mr. Warshaw worked in public accounting and financial institutions, earning his CPA in 1982.

Key attributes, Experience and Skills: Mr. Warshaw’s extensive experience in financial and operational management at both public and private companies provides the Board with valuable insights. Mr. Warshaw’s significant experience in acquisitions and divestitures and strong operational, accounting, and finance background are valuable resources to the Board as it exercises its oversight duties and support of the Company’s growth strategies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, executive officers and persons who own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such reports. Based solely on a review of such filings, during the year ended February 28, 2025, all of our Directors and executive officers and holders of more than ten percent of our stock have made timely filings of such reports.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, and by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of the policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2025 and fiscal 2024 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards[1] ($)	All Other Compensation[2]	Total ($)

Christopher L. Coccio[3] CEO, Executive Chairman and Director	2025 2024	— 193,800	— 48,000	— 0	— 15,000	— 7,300	— 264,100
R. Stephen Harshbarger[4] CEO, President and Director	2025 2024	265,000 252,300	50,500 55,000	0 0	60,000 15,000	10,000 9,200	385,500 331,500
Stephen J. Bagley Chief Financial Officer	2025 2024	185,000 176,500	37,400 44,000	0 0	25,000 7,500	7,200 6,600	254,600 234,600
Christopher C. Cichetti Chief Operating Officer	2025 2024	200,000 179,800	37,400 37,000	0 0	90,000 27,500	7,400 6,500	334,800 250,800

[1]	Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.
[2]	All Other Compensation represents Company contributions to the Company’s 401K plan.
[3]	Dr. Coccio stepped down as CEO (Principal Executive Officer) on January 1, 2024 and became Executive Chairman. Dr. Coccio was not a “named executive officer” for purposes of this Table in fiscal 2025.
[4]	Mr. Harshbarger became CEO (Principal Executive Officer) on January 1, 2024.

Officer Compensation Arrangements

During fiscal 2025, Mr. Harshbarger was compensated at the rate of $265,000 per annum.

During fiscal 2025, Mr. Bagley was compensated at the rate of $185,000 per annum.

During fiscal 2025, Mr. Cichetti was compensated at the rate of $200,000 per annum.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

R. Stephen Harshbarger	5,815	—	6.05	11/18/2031
CEO, President and Director	16,340	—	6.26	02/17/2032
	3,150	787	5.96	11/17/2032
	2,096	2,562	5.00	11/16/2033
	—	23,166	4.12	08/22/2034

Stephen J. Bagley	2,750	—	4.45	01/15/2031
Chief Financial Officer	9,804	—	6.26	02/17/2032
	1,575	394	5.96	11/17/2032
	1,048	1,281	5.00	11/16/2033
	—	9,653	4.12	08/22/2034

Christopher C. Cichetti	2,750	—	4.45	01/15/2031
Chief Operating Officer	9,804	—	6.26	02/17/2032
	1,575	394	5.96	11/17/2032
	1,048	1,281	5.00	11/16/2033
	2,795	3,416	5.00	11/16/2033
	—	34,749	4.12	08/22/2034

Estimated Payments and Benefits Upon Termination or Change in Control

The Company has entered into Executive Agreements with Stephen J. Bagley, the Company’s Chief Financial Officer and Christopher L. Coccio, the Company’s Executive Chairman. The Company also entered into an Executive Agreement with R. Stephen Harshbarger, the Company’s Chief Executive Officer and President. The agreements, as amended, provide that in the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the officers shall receive severance payments equal to two years of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $471,000, Christopher L. Coccio $431,000 and R. Stephen Harshbarger $659,000.

Severance Agreements

The Company has entered into severance agreements with Stephen J. Bagley, Chief Financial Officer, Christopher Cichetti, Chief Operating Officer, Christopher L. Coccio, Executive Chairman and R. Stephen Harshbarger Chief Executive Officer and President. The agreements provide that in the event of termination of the executive’s employment, other than for the cause, the officers shall receive severance payments equal to two weeks of compensation for each full year employed by the Company.

Clawback Policy

Our Board has adopted an executive compensation recoupment policy consistent with the requirements of the Exchange Act Rule 10D-1 and the Nasdaq listing standards thereunder, to help ensure that incentive compensation is paid based on accurate financial and operating data, and the correct calculation of performance against incentive targets. Our policy addresses recoupment of amounts from performance-based awards paid to all corporate officers, including awards under our equity incentive plans, in the event of a financial restatement to the extent that the payout for such awards would have been less, or in the event of fraud, or intentional, willful or gross misconduct that contributed to the need for a financial restatement.

Compensation of Directors

Each non-employee director receives $2,500 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2025, director compensation was as follows:

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Coccio	—	—	50,000[1]	—	—	210,400[2]	260,400
Eric Haskell	10,000	—	10,000[3]	—	—	—	20,000
Adeniyi Lawal	10,000	—	10,000[4]	—	—	—	20,000
Carol O’Donnell	10,000	—	10,000[5]	—	—	—	20,000
Philip Strasburg	10,000	—	10,000[6]	—	—	—	20,000
Joseph Riemer	10,000	—	10,000[7]	—	—	—	20,000

[1]	During fiscal 2025, Dr. Coccio received a grant of 22,222 options exercisable at $4.12 per share. At the end of fiscal 2025, Dr. Coccio held an aggregate of 70,504 stock options.
[2]	Represents salary of $160,000 and bonus of $43,000 paid to Dr. Coccio during fiscal 2025 in connection with his service as Executive Chairman and a Company contribution of $7,400 to the Company’s 401k plan.
[3]	During fiscal 2025, Mr. Haskell received a grant of 5,333 options exercisable at $4.12 per share. At the end of fiscal 2025, Mr. Haskell held an aggregate of 28,359 stock options.
[4]	During fiscal 2025, Dr. Lawal received a grant of 5,333 options exercisable at $4.12 per share. At the end of fiscal 2025, Dr. Lawal held an aggregate of 5,333 stock options.
[5]	During fiscal 2025, Ms. O’Donnell received a grant of 5,333 options exercisable at $4.12 per share. At the end of fiscal 2025, Ms. O’Donnell held an aggregate of 18,359 stock options.
[6]	During fiscal 2025, Mr. Strasburg received a grant of 5,333 options exercisable at $4.12 per share. At the end of fiscal 2025, Mr. Strasburg held an aggregate of 15,636 stock options.
[7]	During fiscal 2025, Dr. Riemer received a grant of 5,333 options exercisable at $4.12 per share. At the end of fiscal 2025, Dr. Riemer held an aggregate of 20,359 stock options.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 23, 2025 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if more than 5%) of Beneficial owner	Amount Beneficially Owned		Percent
Directors and Officers
*Stephen J. Bagley	55,323	[1]	**
*Christopher Cichetti	17,972	[2]	**
*Christopher L. Coccio	370,555	[3]	2.35%
*R. Stephen Harshbarger	292,679	[4]	1.86%
*Eric Haskell	29,503	[5]	**
*Adeniyi Lawal	—		**
*Carol O’Donnell	32,344	[6]	**
*Joseph Riemer	31,006	[7]	**
*Philip A. Strasburg	37,739	[8]	**
*Kirk Warshaw	1,000		**

All Executive Officers and Directors as a Group	872,995	[9]	5.50%

Additional 5% owners
Emancipation Management LLC[10,11] Charles Frumberg[10,11] Circle N Advisors, LLC[10,11]	5,472,052		34.79%
V. Adah Nicklin[12]	915,599		5.82%
Dawn Cupero[13]	924,289		5.88%

The above ownership percentages are based on 15,727,702 shares outstanding as of May 23, 2025.

*	c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.
**	Less than 1%
[1]	Includes 15,177 options currently exercisable issued under the Company’s Stock Incentive Plans.
[2]	Includes 17,972 options currently exercisable issued under the Company’s Stock Incentive Plans.
[3]	Includes 4,000 shares held in the name of Dr. Coccio’s wife and 44,476 options currently exercisable issued under the Company’s Stock Incentive Plans.
[4]	Includes 27,401 options currently exercisable issued under the Company’s Stock Incentive Plans.
[5]	Includes 20,344 options currently exercisable issued under the Company’s Stock Incentive Plans.
[6]	Includes 10,344 options currently exercisable issued under the Company’s Stock Incentive Plans.
[7]	Includes 12,344 options currently exercisable issued under the Company’s Stock Incentive Plans.
[8]	Includes 10,000 shares in the name of Mr. Strasburg’s wife and 7,621 options currently exercisable issued under the Company’s Stock Incentive Plans.
[9]	The group total includes 159,953 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 152,431 options that are currently unexercisable. The group total includes 683 shares and 4,274 currently exercisable options held by Maria Kuha, a Vice President.
[10]	Emancipation Management LLC, Charles Frumberg and Circle N Advisors share the power to dispose or to direct the disposition of these shares. The Company does not consider these holders to be “affiliates” of the Company.
[11]	The address of this person is 1065 Main Street, Suite F, PO Box 336, Fishkill, NY 12524.
[12]	The address of this person is 3 Rivers Edge, Newburgh, NY 12550.
[13]	The address of this person is 308 Schubauer Dr, Cary, NC 27513.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	210,770	$4.93	—
2023 Stock Incentive Plan	217,229	$4.35	2,282,771

Total	427,999		2,282,771

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan (the "2013 Plan"), up to 2,500,000 options and shares had been available for grant to officers, directors, consultants and employees of the Company and its subsidiaries. No additional options or shares could be granted under the 2013 Plan after June 2023. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2025, there were 210,770 options outstanding under the 2013 Plan.

2023 Stock Incentive Plan

In May 2023, to replace the expiring 2013 Plan, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. There are currently 217,229 options outstanding under the 2023 Plan.

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

We do not grant stock option awards in anticipation of the release of material, nonpublic information or time the release of material, nonpublic information based on equity award grant dates, vesting events, or sale events. For all stock option awards, the exercise price is the closing price of our common stock on the NASDAQ capital market on the date option awards are issued.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of six “independent directors”, as that term is defined under NASDAQ rules, and two directors who are not “independent directors”. The Company’s “independent directors” are Eric Haskell, Carol O’Donnell, Philip Strasburg, Joseph Riemer, Adeniyi Lawal and Kirk Warshaw. Christopher L. Coccio and R. Stephen Harshbarger are current employees of the Company and therefore are not considered independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For fiscal 2025 and 2024 the Company paid or accrued fees of approximately $185,000 and $171,000, respectively, for services rendered by CBIZ CPAs and Marcum LLP, its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees - None

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2025 and fiscal 2024.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
4(a)[3]	Description of Securities
10(a)[4]	Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated September 1, 2007.
10(b)[4]	Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated September 1, 2007.
10(c)[5]	Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 5, 2008.
10(d)[6]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated March 8, 2012.
10(e)[7]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(f)[8]	Sono-Tek Corporation 2023 Stock Incentive Plan.
10(g)[9]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated August 24, 2014.
10(h)[9]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated August 24, 2014.
10(i)[10]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated May 21, 2015.
10(j)[11]	Amended Executive Agreement between Sono-Tek Corporation and Christopher L. Coccio dated November 17, 2016.
10(k)[11]	Amended Executive Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated November 17, 2016.
10(l)[11]	Amended Executive Agreement between Sono-Tek Corporation and Stephen J. Bagley dated November 17, 2016.
10(m)[12]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(n)[12]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(o)[12]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(p)[13]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(q)[13]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(r)[13]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(s)[13]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(t)[13]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(u)[13]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(v)[14]	Letter Agreement between Sono-Tek Corporation and Christopher Cichetti dated October 20, 2017.
19[14]	Insider Trading Policies and Procedures
14[15]	Code of Ethics.
21[14]	Subsidiaries of Issuer.
23.1[14]	Consent of CBIZ CPAs P.C.
23.2[14]	Consent Marcum LLP

Ex. No.	Description
31.1[14]	Rule 13a-14/15d – 14(a) Certification.
31.2[14]	Rule 13a-14/15d – 14(a) Certification.
32.1[14]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[14]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97[16]	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS[14]	XBRL Instance Document — This instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH[14]	XBRL Taxonomy Extension Schema Document.
101.CAL[14]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[14]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[14]	XBRL Extension Label Linkbase Document.
101.PRE[14]	XBRL Taxonomy Extension Presentation Linkbase Document.
104[14]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on August 26, 2021.
[4]	Incorporated herein by reference to the Company’s Form 10-QSB for the quarter ended August 31, 2007.
[5]	Incorporated herein by reference to the Company’s Form 10-Q for the quarter ended May 31, 2008.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2012.
[7]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[8]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 20, 2023.
[9]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2015.
[10]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2016.
[11]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2017.
[12]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[13]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2019.
[14]	Filed herewith.
[15]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2020 and filed with the Securities and Exchange Commission on September 17, 2020.
[16]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 16, 2023 and filed with the Securities and Exchange Commission on November 17, 2023.

ITEM 16	10-K SUMMARY

None.

SONO-TEK CORPORATION

FORM 10-K

ITEM 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

FOR THE YEARS ENDED FEBRUARY 28, 2025 and February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
CBIZ CPAs P.C. (PCAOB ID No: 199)

MARCUM LLP  (PCAOB ID No: 688)

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of February 28, 2025 and February 29, 2024

Consolidated Statements of Income

For the Years Ended February 28, 2025 and February 29, 2024

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2025 and February 29, 2024

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2025 and February 29, 2024

Notes on Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Sono-Tek Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sono-Tek Corporation (the “Company”) as of February 28, 2025, the related consolidated statements of income, stockholders’ equity and cash flows for the year ended February 28, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and the results of its operations and its cash flows for the year ended February 28, 2025 in conformity with accounting principles generally accepted in the United States of America.

Retrospective Application of a Change in Accounting Principle

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the change in accounting principle due to the adoption of Accounting Standards Update 2023-07, Segment Reporting, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2024 financial statements taken as a whole.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey
May 28, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Sono-Tek Corporation

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, the consolidated balance sheet of Sono-Tek Corporation (the “Company”) as of February 29, 2024, the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended February 29, 2024, and the related notes (the 2024 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). In our opinion, the February 29, 2024 financial statements, before the effects of the adjustments to respectively apply the change in accounting described in Note 2, present fairly, in all material respects, the financial position of the Company as of February 29, 2024, and the results of its operations and its cash flows for year ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting principle described in Note 2 and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. The adjustments were audited by CBIZ CPAs P.C.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2020 to 2025.

Morristown, New Jersey
May 23, 2024

SONO-TEK CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 28, 2025	February 29, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$5,202,361	$2,134,786
Marketable securities	6,727,678	9,711,351
Accounts receivable (less allowance for credit losses of $12,225, respectively)	2,347,764	1,470,711
Inventories	4,474,401	5,221,980
Prepaid expenses and other current assets	236,261	207,738
Total current assets	18,988,465	18,746,566

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,610,600	2,832,156
Intangible assets, net	37,386	47,566
Deferred tax asset	1,525,185	1,255,977

TOTAL ASSETS	$23,411,636	$23,132,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$859,483	$1,049,742
Accrued expenses	1,718,574	1,739,478
Customer deposits	2,413,195	3,419,706
Income taxes payable	496,055	414,807
Total current liabilities	5,487,307	6,623,733

Deferred tax liability	132,134	229,534

Total Liabilities	5,619,441	6,853,267

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,751,153 issued and 15,749,037 outstanding as of February 28, 2025, and 15,750,880 issued and outstanding as of February 29, 2024	157,512	157,509
Additional paid-in capital	10,018,034	9,770,387
Accumulated earnings	7,624,516	6,351,102
Treasury stock, at cost, 2,116 shares	(7,867)	—

Total stockholders’ equity	17,792,195	16,278,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,411,636	$23,132,265

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 28, 2025	February 29, 2024

Net Sales	$20,504,381	$19,699,886
Cost of Goods Sold	10,765,362	9,855,311
Gross Profit	9,739,019	9,844,575

Operating Expenses
Research and product development	2,724,482	2,885,773
Marketing and selling	3,677,915	3,695,870
General and administrative	2,326,582	2,080,447
Total Operating Expenses	8,728,979	8,662,090

Operating Income	1,010,040	1,182,485

Other Income:
Interest and dividend income	488,504	529,735
Net unrealized gain on marketable securities	35,548	32,360
Income before Income Taxes	1,534,092	1,744,580

Income Tax Expense	260,678	303,117

Net Income	$1,273,414	$1,441,463

Basic Earnings Per Share	$0.08	$0.09

Diluted Earnings Per Share	$0.08	$0.09

Weighted Average Shares – Basic	15,750,997	15,743,763

Weighted Average Shares – Diluted	15,770,102	15,774,007

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - February 28, 2023	15,742,073	$157,421	$9,566,898	$4,909,639	—	$14,633,958

Stock-based compensation expense			203,577			203,577
Cashless exercise of stock options	8,807	88	(88)			—
Net Income				1,441,463	—	1,441,463
Balance - February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	—	$16,278,998

Stock-based compensation expense			247,650			247,650
Cashless exercise of stock options	273	3	(3)			—
Treasury stock purchased					(7,867)	(7,867)
Net Income				1,273,414		1,273,414
Balance - February 28, 2025	15,751,153	$157,512	$10,018,034	$7,624,516	(7,867)	$17,792,195

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,273,414	$1,441,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	700,535	597,166
Stock-based compensation expense	247,650	203,577
Inventory reserve	81,389	47,875
Unrealized gain on marketable securities	(35,548)	(32,360)
Deferred income tax benefit, net	(366,608)	(442,210)
(Increase) Decrease in:
Accounts receivable	(877,053)	163,155
Inventories	666,189	(2,026,946)
Prepaid expenses and other assets	(28,523)	46,308
(Decrease) Increase in:
Accounts payable	(190,259)	238,879
Accrued expenses	(20,904)	312,032
Customer deposits	(1,006,511)	581,541
Income taxes payable	81,248	33,386
Net Cash Provided by Operating Activities	525,019	1,163,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(468,798)	(794,690)
Sale of marketable securities	17,668,060	20,237,051
Purchase of marketable securities	(14,648,839)	(21,826,042)
Net Cash Provided by (Used in) Investing Activities	2,550,423	(2,383,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(7,867)	—
Net Cash (Used in) Financing Activities	(7,867)	—

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS	3,067,575	(1,219,815)

CASH AND CASH EQUIVALENTS:
Beginning of year	2,134,786	3,354,601
End of year	$5,202,361	$2,134,786

Supplemental Cash Flow Disclosure:
Interest Paid	$—	$—
Income Taxes Paid	$547,644	$712,092

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expenses for fiscal 2025 and fiscal 2024 were $438,000 and $371,000, respectively.

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

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At February 28, 2025, the Company had $4,702,000 of cash in excess of the FDIC insured limit.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2025 and February 29, 2024, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – February 28, 2025	$6,135,914	$591,764	$—	$6,727,678

Marketable Securities – February 29, 2024	$9,711,351	$—	$—	$9,711,351

Marketable Securities include certificates of deposit and US Treasury securities, totaling $6,727,678 and $9,711,351 that are considered to be highly liquid and easily tradeable as of February 28, 2025 and February 29, 2024, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2025 and February 29, 2024, there were no uncertain tax positions.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen 17 years for domestic patents and twelve 12 years for foreign patents, which is considered the useful life. Amortization expense for the years ended February 28, 2025 and February 29, 2024 was $10,180 and $16,434, respectively. The accumulated amortization of patents is $223,041 and $212,861 at February 28, 2025 and February 29, 2024, respectively. The annual amortization expense of such intangible assets is expected to be approximately $10,000 per year for the next four years.

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

At February 28, 2025 and February 29, 2024, the Company had Land, stated at cost of $250,000.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded for the years ended February 28, 2025 and February 29, 2024 on the Company’s long-lived assets.

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

New Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities are required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted this ASU, and the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note 12: Segment Data, for the Company’s segment disclosure.

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

In November 2024, the FASB issued issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

During fiscal 2025 and fiscal 2024, the Company spent approximately $2,724,000 and $2,886,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services.

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

Sales revenue is recognized when control of the Company’s manufactured equipment is transferred to its customers in an amount that reflects the consideration the Company expects to receive based upon the agreed transaction price. The Company’s performance obligations are satisfied when its customers take control of the purchased equipment, in accordance with the contract terms. Based on prior experience, the Company reasonably estimates its sales returns and warranty reserves. Sales are presented net of discounts and allowances. Discounts and allowances are determined when a transaction is negotiated. The Company does not grant its customers or independent representatives the ability to return equipment, nor does it grant price adjustments after a sale is complete.

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

At February 28, 2025, the Company had received $2,413,000 in customer deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $106,000 to secure these customer deposits. At February 28, 2025, the Company was utilizing $106,000 of its available credit line to collateralize these letters of credit.

At February 29, 2024, the Company had received $3,420,000 in customer deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $72,000 to secure these customer deposits. At February 29, 2024, the Company was utilizing $72,000 of its available credit line to collateralize these letters of credit.

The Company’s sales revenue, by product line is as follows:

	Twelve Months Ended
	February 28,		February 29,
	2025	% of total	2024	% of total
Fluxing Systems	$467,000	2%	$724,000	4%
Integrated Coating Systems	3,703,000	18%	2,889,000	14%
Multi-Axis Coating Systems	10,678,000	52%	10,075,000	51%
OEM Systems	1,484,000	7%	1,533,000	8%
Other	4,172,000	21%	4,479,000	23%
TOTAL	$20,504,000		$19,700,000

NOTE 4: STOCK-BASED COMPENSATION

Stock Options – In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. There are currently 217,229 and 210,770 options outstanding, respectively, under the 2023 Plan and the 2013 Plan.

During fiscal 2025, the Company granted options to acquire 134,656 shares to employees exercisable at prices ranging from $4.12 to $4.87 and options to acquire 26,667 shares to the non-employee members of the board of directors with an exercise price of $4.12. The options granted to employees and directors vest over three years and expire in ten years. The options granted by the Company during fiscal 2025 had a combined weighted average grant date fair value of $4.13 per share.

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

A summary of the activity for both plans, for fiscal 2025 and fiscal 2024 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Term - Years
Balance - February 28, 2023	250,759	133,609	$4.84	$4.62	8.52
Granted	73,193		$5.02
Exercised	(19,701)		(3.62)
Cancelled	(8,709)		(4.20)
Balance - February 29, 2024	295,542	181,376	$4.99	$4.89	8.04

Granted	161,323		$4.13
Exercised	(1,209)		(3.19)
Cancelled	(27,657)		(5.49)
Balance - February 28, 2025	427,999	226,913	$4.64	$4.90	7.93

The aggregate intrinsic value of the Company’s vested and exercisable options at February 28, 2025 was $47,694.

For the years ended February 28, 2025 and February 29, 2024, the Company recognized $248,000 and $204,000 in stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of February 28, 2025 was $407,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures. During the year ended February 28, 2025, the Company had net settlement exercises of stock options, whereby, the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Cashless exercises during the year ended February 28, 2025 resulted in 273 shares of common stock issued.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 28, 2025	February 29, 2024
Expected life	5 - 8 years	5 - 8 years
Risk free interest rate	3.64% - 4.39%	2.82% - 4.39%
Expected volatility	55.19% - 60.34%	55.02% - 62.48%
Expected dividend yield	0%	0%

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28, 2025	February 29, 2024
Raw materials and subassemblies	$2,322,821	$2,270,567
Finished goods	1,012,600	1,785,952
Work in process	1,138,980	1,165,461
Total	$4,474,401	$5,221,980

The Company maintains an allowance for slow-moving inventory for raw materials and finished goods. The recorded allowances at February 28, 2025 and February 29, 2024, totaled $398,165 and $380,400, respectively.

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Buildings, equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 29,
	2025	2024
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,843,945	1,733,911
Machinery and equipment	1,921,722	1,891,345
Leasehold improvements	1,048,328	924,356
Tradeshow and demonstration equipment	1,249,850	1,151,899
Furniture and fixtures	1,877,548	1,771,084
	10,191,393	9,722,595
Less: Accumulated depreciation	(7,580,793)	(6,890,439)
	$2,610,600	$2,832,156

Depreciation expense for the years ended February 28, 2025 and February 29, 2024 was $690,354 and $580,732, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2025	February 29, 2024
Accrued compensation	$565,354	$579,757
Estimated warranty costs	578,425	524,875
Accrued sales tax	15,000	152,547
Accrued commissions	147,459	133,771
Professional fees	94,521	74,826
Other accrued expenses	317,815	273,702
Total accrued expenses	$1,718,574	$1,739,478

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 7.50% at February 28, 2025 and 8.50% at February 29, 2024. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 28, 2025, $106,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued to customers that have remitted cash deposits to the Company on existing orders. The Letters of Credit expire in June 2025. As of February 28, 2025, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,394,000.

As of February 29, 2024, $72,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued to customers that have remitted cash deposits to the Company on existing orders. The Letters of Credit expired in April 2024. As of February 29, 2024, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,428,000.

NOTE 9: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	February 28, 2025	February 29, 2024
Expected federal income tax	$322,159	$366,362
State tax, net of federal	30,884	52,510
Research and development tax credits	(151,529)	(161,525)
Permanent differences:
Non-Deductible equity based compensation	52,007	42,751
Other	7,157	3,019
Income tax expense	$260,678	$303,117

Components of the current and deferred tax expense are as follows:

	February 28, 2025	February 29, 2024
Current:
Federal	$548,743	$716,003
State	78,543	123,743
Total current income tax	627,286	839,746

Deferred:
Federal	(318,949)	(471,396)
State	(47,659)	(65,233)
Total deferred income tax	(366,608)	(536,629)

Income tax expense	$260,678	$303,117

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Massachusetts research and development tax credits have been fully reserved as management does not forsee utilizing such tax credits in the foreseeable future. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and projections for future taxable income over periods in which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

The incorporation of the new tax laws for 2023, requires the Company to capitalize for income tax purposes research and development expenses incurred during the year and for such expenses to be amortized over a five-year period. As a result, a deferred tax asset “Capitalized R&D expenses – IRC Section 174” has been recorded.

The Company does not have any uncertain tax positions in 2025. There are no interest and penalties related to uncertain tax positions in 2025. As of February 28, 2025, open years related to the federal and state jurisdictions are 2024, 2023 and 2022.

The deferred tax asset and liability are comprised of the following:

	February 28, 2025	February 29, 2024
Deferred tax asset
Allowance for inventory	$92,000	$91,000
Allowance for accounts receivable	3,000	3,000
Capitalized R&D expenses – IRC Section 174	1,277,000	985,000
Accrued expenses and other	154,000	177,000
Research & Development tax credits - Massachusetts	383,000	303,000
Sub-total deferred tax asset	1,909,000	1,559,000
Less valuation allowance – Massachusetts R&D tax credits	(383,000)	(303,000)
Deferred tax asset – Long Term	$1,526,000	$1,256,000

Deferred tax liability
Building and leasehold depreciation	(132,000)	(230,000)
Deferred tax liability – Long Term	$(132,000)	$(230,000)

NOTE 10: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2025	February 29, 2024

Numerator for basic and diluted earnings per share	$1,273,414	$1,441,463

Denominator for basic earnings per share - weighted average	15,750,997	15,743,763

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	19,105	30,244
Denominator for diluted earnings per share	15,770,102	15,774,007

Basic Earnings Per Share – Weighted Average	$0.08	$0.09

Diluted Earnings Per Share – Weighted Average	$0.08	$0.09

At February 28, 2025, the total number of stock options excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive is 192,275.

NOTE 11: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	February 28, 2025	February 29, 2024
Asia Pacific (APAC)	2,758,000	3,268,000
Europe, Middle East, Asia (EMEA)	4,431,000	4,333,000
Latin America	809,000	1,221,000
	$7,998,000	$8,822,000

During fiscal 2025 and fiscal 2024, sales to foreign customers accounted for approximately $7,998,000 and $8,882,000, or 39% and 45% respectively, of total revenues.

For the fiscal year ended February 28, 2025, one customer accounted for 11% of the Company’s revenues. Two customers accounted for 25% of the outstanding accounts receivables February 28, 2025.

The Company had no single customer accounted for more than 10% of sales during fiscal 2024. Two customers accounted for 26% of the outstanding accounts receivables at February 29, 2024.

NOTE 12: SEGMENT DATA

The company operates in one segment. The chief operating decision maker, who is responsible for allocating resources and assessing performance, has been identified as the Chief Executive Officer (the “CODM”). The CODM assesses the financial performance of the company and decides how to allocate resources based on Operating income.

The following table presents our segment data (rounded to the nearest thousand):

	Fiscal Year Ended
	2025	2024
Net Sales	$20,504,000	$19,700,000
Direct Cost of Goods Sold
Materials & Freight	8,126,000	7,669,000
Production Labor	817,000	435,000
Other	645,000	590,000
	9,588,000	8,694,000
Service Department
Salaries	560,000	496,000
Travel	218,000	216,000
Outside Installations	42,000	139,000
Warranty Costs	121,000	77,000
Other	236,000	233,000
	1,177,000	1,161,000
Total Cost of Goods & Service	10,765,000	9,855,000
Gross Profit	9,739,000	9,845,000
Research & Product Development
Salaries	1,879,000	2,011,000
Insurance	167,000	163,000
Depreciation	231,000	210,000
R & D Materials	233,000	310,000
Other	214,000	192,000
	2,724,000	2,886,000
Marketing and Selling
Salaries	1,809,000	2,098,000
Commissions	767,000	674,000
Insurance	196,000	174,000
Travel & Entertainment	157,000	134,000
Advertising / Trade Show	438,000	371,000
Depreciation	87,000	54,000
Other	224,000	191,000
	3,678,000	3,696,000

General and Administrative
Salaries and Wages	1,051,000	824,000
Insurance	183,000	158,000
Depreciation and Amortization	76,000	62,000
Professional Fees	384,000	280,000
Corporate Expenses	361,000	353,000
Stock Based Compensation	248,000	204,000
Misc Other	24,000	200,000
	2,327,000	2,081,000
Total Operating Expenses	8,729,000	8,662,000
Operating Income	1,010,000	1,182,000
Interest Income & Unrealized Gain	524,000	562,000
Income Before Taxes	1,534,000	1,744,000
Income Tax Expense	261,000	303,000
Net Income	$1,273,000	$1,441,000

NOTE 13: COMMITMENTS AND CONTINGENCIES

Other than the letters of credit discussed in Notes 3 and 8, the Company did not have any material commitments or contingencies as of February 28, 2025.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of February 28, 2025, the Company did not have any pending legal actions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2025

Sono-Tek Corporation

(Registrant)

By: /s/ R. Stephen Harshbarger

R. Stephen Harshbarger,

Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 28, 2025	/s/ Eric Haskell	May 28, 2025
Christopher L. Coccio		Eric Haskell
Executive Chairman and Chairman of the Board of Directors		Director

/s/ Stephen J. Bagley	May 28, 2025	/s/ Dr. Joseph Riemer	May 28, 2025
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 28, 2025	/s/ Philip A. Strasburg	May 28, 2025
Carol O’Donnell		Philip A. Strasburg
Director		Director

/s/ R. Stephen Harshbarger	May 28, 2025	/s/ Kirk Warshaw	May 28, 2025
R. Stephen Harshbarger		Kirk Warshaw
Chief Executive Officer and President		Director

/s/ Adeniyi Lawal	May 28, 2025
Adeniyi Lawal
Director