Form 10-Q
period 2025-05-31
SONO TEK CORP
filed 2025-07-10
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-40763

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 8, 2025
Class
Common Stock, par value $.01 per share	15,727,702

SONO-TEK CORPORATION

Item 1 – Condensed Consolidated Financial Statements:

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2025	February 28,
	(Unaudited)	2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,863,039	$5,202,361
Marketable securities	5,991,056	6,727,678
Accounts receivable (less allowance of $12,225, respectively)	3,096,680	2,347,764
Inventories	4,749,331	4,474,401
Prepaid expenses and other current assets	266,823	236,261
Total current assets	18,966,929	18,988,465

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,511,141	2,610,600
Intangible assets, net	35,371	37,386
Deferred tax asset	1,658,882	1,525,185

TOTAL ASSETS	$23,422,323	$23,411,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$700,472	$859,483
Accrued expenses	1,848,018	1,718,574
Customer deposits	2,289,844	2,413,195
Income taxes payable	188,650	496,055
Total current liabilities	5,026,984	5,487,307

Deferred tax liability	122,475	132,134
Total liabilities	5,149,459	5,619,441

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,751,153 issued and 15,727,702 outstanding as of May 31, 2025 and 15,751,153 issued and 15,749,037 outstanding as of February 28, 2025	157,512	157,512
Additional paid-in capital	10,093,197	10,018,034
Accumulated earnings	8,109,501	7,624,516
Treasury stock, at cost, 23,451 shares and 2,116 shares, May 31, 2025 and February 28, 2025, respectively	(87,346)	(7,867)
Total stockholders’ equity	18,272,864	17,792,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,422,323	$23,411,636

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2025	2024

Net Sales	$5,132,773	$5,031,038
Cost of Goods Sold	2,468,259	2,576,551
Gross Profit	2,664,514	2,454,487

Operating Expenses
Research and product development costs	668,470	731,430
Marketing and selling expenses	858,151	897,190
General and administrative costs	654,525	587,571
Total Operating Expenses	2,181,146	2,216,191

Operating Income	483,368	238,296

Interest and Dividend Income	142,098	142,654
Net unrealized (loss)/gain on marketable securities	(21,923)	10,361

Income Before Income Taxes	603,543	391,311

Income Tax Expense	118,558	60,474

Net Income	$484,985	$330,837

Basic Earnings Per Share	$0.03	$0.02

Diluted Earnings Per Share	$0.03	$0.02

Weighted Average Shares - Basic	15,733,955	15,750,880

Weighted Average Shares - Diluted	15,748,556	15,774,376

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MAY 31, 2025 AND 2024

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - February 28, 2025	15,751,153	$157,512	$10,018,034	$7,624,516	(7,867)	$17,792,195

Stock-based compensation expense			75,163			75,163
Treasury Stock					(79,479)	(79,479)
Net Income		-	-	484,985	—	484,985
Balance – May 31, 2025 (unaudited)	15,751,153	$157,512	$10,093,197	$8,109,501	(87,346)	$18,272,864

Balance - February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	—	16,278,998
Stock based compensation expense			54,231			54,231
Net Income		-	-	330,837	-	330,837
Balance – May 31, 2024 (unaudited)	15,750,880	$157,509	$9,824,618	$6,681,939	—	$16,664,066

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENDED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$484,985	$330,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,723	158,491
Stock-based compensation expense	75,163	54,231
Inventory reserve	98,585	11,839
Unrealized loss/(gain) on marketable securities	21,923	(10,361)
Deferred income tax benefit, net	(143,356)	(142,780)
(Increase) Decrease in:
Accounts receivable	(748,916)	69,129
Inventories	(373,515)	(269,227)
Prepaid expenses and other assets	(30,562)	59,135
(Decrease) Increase in:
Accounts payable	(159,011)	(28,965)
Accrued expenses	129,444	(27,678)
Customer deposits	(123,351)	(79,890)
Income taxes payable	(307,405)	203,203
Net Cash (Used in) Provided by Operating Activities	(922,293)	327,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(52,249)	(32,972)
Sale of marketable securities	1,364,134	5,211,058
Purchase of marketable securities	(649,435)	(5,238,829)
Net Cash Provided by (Used in) Investing Activities	662,450	(60,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(79,479)	—
Net Cash Used in Financing Activities	(79,479)	—

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(339,322)	267,221

CASH AND CASH EQUIVALENTS:
Beginning of period	5,202,361	2,134,786
End of period	$4,863,039	$2,402,007

Supplemental Cash Flow Disclosure:
Interest Paid	$—	$—
Income Taxes Paid	$569,319	$—

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2025 and 2024

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2025 (“fiscal year 2025”) contained in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on May 28, 2025. The Company’s current fiscal year ends on February 28, 2026 (“fiscal 2026”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At May 31, 2025, $2,045,454 of the Company's bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2025 and February 28, 2025, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – May 31, 2025	$5,489,742	$501,314	$—	$5,991,056

Marketable Securities – February 28, 2025	$6,135,914	$591,764	$—	$6,727,678

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $5,991,056 and $6,727,678 as of May 31, 2025 and February 28, 2025, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2025 and February 28, 2025, there were no uncertain tax positions.

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

At May 31, 2025 and February 28, 2025, the Company had land, stated at cost of $250,000.

At May 31, 2025 and February 28, 2025, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,511,141 and $2,610,600 respectively, net of accumulated depreciation.

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

NOTE 3: REVENUE RECOGNITION

The Company’s sales revenue is derived primarily from short term contracts with customers, which are generally in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

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

At May 31, 2025, the Company had received approximately $2,290,000 in customer deposits, representing contract liabilities. As of May 31, 2025, $106,000 of the Company’s credit line was being utilized to collateralize letters of credit issued by the Company.

At February 28, 2025, the Company had received approximately $2,413,000 in customer deposits, representing contract liabilities, and had issued letters of credit in the amount of $106,000 to secure these cash deposits. During the three months ended May 31, 2025, the Company recognized $1,249,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Three Months Ended May 31,
	2025	% of total	2024	% of total
Fluxing Systems	$152,000	3%	$134,000	2%
Integrated Coating Systems	3,054,000	59%	747,000	15%
Multi-Axis Coating Systems	677,000	13%	2,664,000	53%
OEM Systems	130,000	3%	332,000	7%
Spare Parts, Services and Other	1,120,000	22%	1,154,000	23%
TOTAL	$5,133,000		$5,031,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2025	2025
Raw materials and subassemblies	$1,997,796	$2,322,821
Finished goods	1,111,226	1,012,600
Work in process	1,640,309	1,138,980
Total	$4,749,331	$4,474,401

The Company maintains a valuation allowance for slow moving inventory for raw materials and finished goods. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis. During the three months ended May 31, 2025 and May 31, 2024, the Company recorded approximately $99,000 and $12,000, respectively, in additional allowances for slow moving inventory.

NOTE 5: STOCK BASED COMPENSATION

Stock Options – In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. At May 31, 2025, 220,367 and 210,770 options were outstanding, respectively, under the 2023 Plan and the 2013 Plan.

The Company accounts for stock based compensation under ASC 718, “Share Based Payments”, which requires companies to expense the value of employee stock options and similar awards. The Company accounts for forfeitures as they occur.

During the three months ended May 31, 2025, the Company granted options to acquire 3,138 shares to an employee at an exercise price of $3.77. Options granted to employees vest over three years and expire ten years from the date of issuance. The options granted during the three months ended May 31, 2025 had a grant date fair value of $2.39 per share.

The weighted-average fair value of options is estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Three Months Ended May 31, 2025
Expected Life	8 years
Risk free interest rate	4.32%
Expected volatility	54.49%
Expected dividend yield	0%

For the three months ended May 31, 2025 and 2024 the Company recognized $75,163 and $54,231 in stock based compensation expense, respectively. Such amounts are included in general and administration expenses on the unaudited condensed consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of May 31, 2025 was $351,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at May 31, 2025 was approximately $58,247.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2025	2024

Numerator for basic and diluted earnings per share	$484,985	$330,837

Denominator for basic earnings per share - weighted average	15,733,955	15,750,880

Effects of dilutive securities:
Stock options for employees and directors	14,601	23,496
Denominator for diluted earnings per share	15,748,556	15,774,376

Basic Earnings Per Share	$0.03	$0.02

Diluted Earnings Per Share	$0.03	$0.02

In the first quarter of fiscal year 2026, 360,788 stock options were excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive.

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 7.50% at May 31, 2025 and February 28, 2025. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of May 31, 2025, $106,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued by the Company. As of May 31, 2025, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,394,000.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 7.5% at May 31, 2025. At May 31, 2025, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	May 31, 2025	May 31, 2024
Asia Pacific (APAC)	597,000	513,000
Europe, Middle East, Asia (EMEA)	897,000	1,245,000
Latin America	96,000	182,000
	$1,590,000	$1,940,000

During the three months ended May 31, 2025 and 2024, sales to foreign customers accounted for approximately $1,590,000 and $1,940,000, or 31% and 39%, respectively, of total revenues.

The Company had one customer which accounted for 57% of sales during the first quarter of fiscal 2026. One customer accounted for 68% of the outstanding accounts receivables at May 31, 2025.

The Company had one customer which accounted for 15% of sales during the first quarter of fiscal 2025.

Two customers accounted for 25% of the outstanding accounts receivables at February 28, 2025.

NOTE 9: SEGMENT DATA

The Company operates in one segment. The chief operating decision maker, who is responsible for allocating resources and assessing performance, has been identified as the Chief Executive Officer (the “CODM”). The CODM assesses the financial performance of the Company and decides how to allocate resources based on Operating income.

The following table presents the Company’s segment data (rounded to the nearest thousand):

	Three Months Ended May 31,
	2025	2024
Net Sales	$5,133,000	$5,031,000
Direct Cost of Goods Sold
Materials & Freight	1,872,000	1,951,000
Production Labor	76,000	157,000
Depreciation	50,000	58,000
Other	119,000	112,000
	2,117,000	2,278,000
Service Department
Salaries	138,000	139,000
Travel	37,000	64,000
Outside Installations	11,000	(26,000)
Warranty Costs	98,000	58,000
Other	67,000	64,000
	351,000	299,000
Total Cost of Goods & Service	2,468,000	2,577,000
Gross Profit	2,665,000	2,454,000
Research & Product Development
Salaries	474,000	506,000
Insurance	35,000	47,000
Depreciation	45,000	52,000
R & D Materials	66,000	73,000
Other	48,000	53,000
	668,000	731,000
Marketing and Selling
Salaries	473,000	439,000
Insurance	47,000	448,000
Commissions	152,000	196,000
Travel & Entertainment	29,000	39,000
Advertising / Trade Show	108,000	106,000
Depreciation	25,000	16,000
Other	60,000	53,000
	858,000	897,000
General and Administrative
Salaries	272,000	249,000
Insurance	45,000	48,000
Professional Fees	84,000	109,000
Corporate Expenses	132,000	114,000
Stock Based Compensation	75,000	54,000
Depreciation	17,000	17,000
Misc Other	30,000	3,000
	655,000	588,000

Total Operating Expenses	2,181,000	2,216,000

Operating Income	484,000	238,000

Interest Income & Unrealized (Loss)/Gain	120,000	153,000
Income Before Taxes	604,000	391,000
Income Tax Expense	119,000	60,000
Net Income	$485,000	$331,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of May 31, 2025.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of May 31, 2025, the Company did not have any pending legal actions.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the recovery of the Electronics/Microelectronics and Medical markets; rebound of sales to the industrial market in the second quarter of fiscal year 2026; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems which are sold at higher average selling prices; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensures unparalleled results for our clients. These solutions help some of the world’s most promising companies achieve technological breakthroughs and bring them to market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating.  We strategically deliver our products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia. This network ensures efficient market reach across diverse sectors around the globe. Approximately 31% of our sales were generated outside the United States and Canada in the first three months of fiscal year 2026.

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

First Quarter Fiscal 2026 Highlights (compared with the first quarter of fiscal year 2025 unless otherwise noted) We refer to the three-month periods ended May 31, 2025 and 2024 as the first quarter of fiscal year 2026 and fiscal year 2025, respectively.

•	Net Sales for the quarter increased 2% to $5,133,000 compared to $5,031,000 in the prior year period, driven by strong shipments to the Alternative/Clean Energy market.

•	Combined equipment and service-related backlog at May 31, 2025 was $7.48 million, compared to backlog of $8.68 million at February 28, 2025, a decrease of $1.2 million or 14%. The decrease reflects the quarterly variability typical of our business due to the increasing frequency of High Average Selling Price (ASP) platform machine orders.

•	Gross Profit increased 9% to $2.67 million, compared to $2.45 million in the prior-year period. Gross margin expanded 310 basis points to 51.9%, up from 48.8% in the first quarter of fiscal 2025. The improvement reflects a favorable product mix, including a repeat high ASP order with well-optimized production costs, and a concentration of shipments to the U.S., where sales typically involve minimal distributor discounts and lower commission expenses, helping to enhance margin performance.

•	Operating income increased $245,000 to $483,000, compared to $238,000 in the prior year period. The increase is due to the current period’s increase in gross profit combined with a decrease in operating expenses.

•	Interest and dividend income remained steady at $142,000 for the first quarter of fiscal 2026 and 2025.

•	As of May 31, 2025, we had $10.9 million in cash, cash equivalents and marketable securities and no outstanding debt. This compares to $11.9 million as of February 28, 2025.

Results of Operations

Sales:

Product Sales:

	Three Months Ended May 31,				Change
	2025	% of total	2024	% of total	$	%
Fluxing Systems	$152,000	3%	$134,000	2%	18,000	13%
Integrated Coating Systems	3,054,000	59%	747,000	15%	2,307,000	309%
Multi-Axis Coating Systems	677,000	13%	2,664,000	53%	(1,987,000)	(75%)
OEM Systems	130,000	3%	332,000	7%	(202,000)	(61%)
Spare Parts, Services and Other	1,120,000	22%	1,154,000	23%	(34,000)	(3%)
TOTAL	$5,133,000		$5,031,000		$102,000	2%

For the first quarter of fiscal year 2026, Integrated Coating Systems sales increased $2.31 million, or 309%, to $3.05 million, primarily driven by a repeat order totaling $2.95 million for four high ASP systems shipped to the clean energy sector for an advanced solar application. Multi-Axis Coating Systems declined $1.99 million, or 75%, to $677,000 due to decreased North American sales tied to reduced R&D funding in the clean energy sector following shifts in government policy. OEM Systems were down $202,000, or 61%, to $130,000, as several OEM partners targeting the China market experienced lower product demand. Fluxing Systems rose 13%, or $18,000, to $152,000. Spare Parts, Services, and Other remained relatively stable at $1.12 million, down slightly by $34,000, or 3%.

Market Sales:

	Three Months Ended May 31,				Change
	2025	% of total	2024	% of total	$	%
Electronics/Microelectronics	$943,000	19%	$1,568,000	31%	(625,000)	(40%)
Medical	809,000	16%	857,000	17%	(48,000)	(6%)
Alternative Energy/Clean	3,248,000	63%	2,282,000	46%	966,000	42%
Emerging R&D and Other	14,000	0%	11,000	0%	3,000	27%
Industrial	119,000	2%	313,000	6%	(194,000)	(62%)
TOTAL	$5,133,000		$5,031,000		$102,000	2%

Sales to the Alternative Energy/Clean market grew $966,000, or 42%, to $3.25 million, influenced by a $2.95 million repeat order for advanced solar cell applications. Medical market sales were $809,000, down slightly by $48,000 or 6%. Sales to the Electronics/Microelectronics market declined $625,000, or 40%, to $943,000, influenced by a non-recurring $370,000 order in the prior-year quarter for a semiconductor wafer handler system. Industrial sales decreased $194,000, or 62%, to $119,000 which was not especially impactful due to the small dollar amount involved. Emerging R&D and Other remains a negligible portion of sales and is not materially impactful for this period.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2025	2024	$	%
U.S. & Canada	$3,543,000	$3,091,000	$452,000	15%
Asia Pacific (APAC)	597,000	513,000	84,000	16%
Europe, Middle East, Asia (EMEA)	897,000	1,245,000	(348,000)	(28%	)
Latin America	96,000	182,000	(86,000)	(47%	)
TOTAL	$5,133,000	$5,031,000	$102,000	2%

In the first quarter of fiscal year 2026, approximately 69% of sales were to customers in the U.S. and Canada, up from 61% in the prior-year period. This increase was influenced by a $2.95 million repeat order of high ASP systems shipped to a U.S.-based customer in the clean energy sector. Asia Pacific (APAC) sales grew 16%, or $84,000, to $597,000, driven in part by a $78,000 low-volume stent coating system sold to a customer in China, with a higher-volume follow-on system currently in backlog. EMEA sales declined $348,000, or 28%, to $897,000, reflecting a slowdown in orders from that region during the quarter. Latin America sales decreased $86,000, or 47%, to $96,000 which was not especially impactful due to the small dollar amount involved.

Gross Profit:

	Three Months Ended May 31,		Change
	2025	2024	$	%
Net Sales	$5,133,000	$5,031,000	$102,000	2%
Cost of Goods Sold	2,468,000	2,577,000	(109,000)	(4%)
Gross Profit	$2,665,000	$2,454,000	$211,000	9%

Gross Profit %	51.9%	48.8%

Gross profit increased $211,000, or 9%, to $2.67 million for the first quarter of fiscal 2026, compared with $2.45 million in the prior-year period. Gross profit percentage improved by 310 basis points, rising to 51.9% from 48.8%. The improvement was influenced by a favorable product mix, including a significant increase in Integrated Coating System sales tied to a repeat high ASP order. Additionally, the system shipped to a U.S.-based customer, where sales typically involve minimal distributor discounts or external commissions, supporting stronger margins.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2025	2024	$	%
Research and product development	$668,000	$731,000	$(63,000)	(9%)
Marketing and selling	$858,000	$897,000	$(39,000)	(4%)
General and administrative	$655,000	$588,000	$67,000	11%
Total Operating Expenses	$2,181,000	$2,216,000	$(35,000)	(2%)

Research and Product Development:

Research and product development costs decreased in the first quarter of fiscal year 2026 due to a decrease in salary expense associated with the departure of a senior engineer, a decrease in insurance expense and a decrease in other miscellaneous expenses. These decreases were partially offset by additional lab salaries.

Marketing and Selling:

Marketing and selling expenses decreased in the first quarter of fiscal year 2026 due to a decrease in salary expense related to the departure of a salesperson and a decrease in travel and entertainment. These decreases were partially offset by an increase in salaries related to our sales application lab.

Commission expense decreased in the first quarter of fiscal year 2026 due to a majority of the quarter’s sales being generated by our in-house sales team. Our in-house sales team is compensated at a lower commission rate when compared to our external distributors.

General and Administrative:

General and administrative expenses increased in the first quarter of fiscal year 2026 due to increases in corporate investor coverage and other corporate expenses and stock based compensation. These increases were partially offset by decreases in salary expense and legal and accounting fees.

Operating Income:

In the first quarter of fiscal year 2026, our operating income increased $245,000 to $483,000 compared to $238,000 in the first quarter of fiscal year 2025. The increase is due to the current period’s increase in gross profit combined with a decrease in operating expenses.

Interest and Dividend Income and Unrealized Loss:

Interest and dividend income remained steady at $142,000 in the first quarter of fiscal year 2026 and 2025. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2025, the majority of our holdings are rated at or above investment grade.

Net unrealized loss increased $32,000 to $22,000 in the first quarter of fiscal year 2026 as compared to an unrealized gain of $10,000 in the first quarter of fiscal year 2025.

Income Tax Expense:

We recorded an income tax expense of $119,000 for the first quarter of fiscal year 2026 compared with $60,000 for the first quarter of fiscal year 2025. The increase in income tax expense in fiscal 2026 is due to the increase in income before income taxes offset by the application of available research and development tax credits.

Due to recently enacted budget legislation, we anticipate that the realization of certain of our deferred tax assets may be accelerated.

Net Income:

Net income increased by $154,000 to $485,000 in the first quarter of fiscal year 2026 compared with $331,000 in the prior year period. The increase in net income is primarily a result of an increase in operating income partially offset by an increase in income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $439,000 to $13,940,000 at May 31, 2025 from $13,501,000 at February 28, 2025. The increase in working capital was primarily the result of the current period's net income and noncash charges partially offset by purchases of equipment.

We aggregate cash, cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2025 and February 28, 2025, our working capital included:

	May 31, 2025	February 28, 2025	Cash Decrease
Cash and cash equivalents	$4,863,000	$5,202,000	$(339,000)
Marketable securities	5,991,000	6,728,000	(737,000)
Total	$10,854,000	$11,930,000	$(1,076,000)

The following table summarizes the accounts and the major reasons for the $1,076,000 decrease in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$669,000	To reconcile decrease in cash.
Accounts receivable increase	(749,000)	Timing of cash receipts.
Inventories increase	(374,000)	Additional inventory purchases and increase in work in process due to customer requirements.
Customer deposits decrease	(123,000)	Decrease due to completed sales.
Accounts payable decrease	(159,000)	Timing of disbursements.
Accrued expenses increase	129,000	Timing of disbursements.
Prepaid and Other Assets increase	(31,000)	Increased prepaid expenses.
Income taxes payable decrease	(307,000)	Timing of disbursements.
Equipment purchases	(52,000)	Equipment and facilities upgrade.
Treasury stock purchases	(79,000)	Purchase of treasury stock.
Net decrease in Cash	$(1,076,000)

Stockholders’ Equity – Stockholder’s Equity increased $481,000 from $17,792,000 at February 28, 2025 to $18,273,000 at May 31, 2025. The increase is a result of the current period’s net income of $485,000 and $75,000 in additional equity related to stock-based compensation awards. These increases were partially offset by treasury stock purchases of $79,000. The details of stock-based compensation awards are explained in Note 5 in our financial statements.

Operating Activities – We used $922,000 of cash in our operating activities in the first quarter of fiscal year 2026 compared to them providing $328,000 of cash in the first quarter of fiscal year 2025, a decrease of $1,250,000. The decrease in cash generated by operating activities was the result of increases in accounts receivable and inventories combined with a decrease in income taxes payable and customer deposit balances.

In the first quarter of fiscal year 2026, our accounts receivable increased $749,000 when compared to the prior year. The increase in accounts receivable is primarily due to revised payment terms provided to one customer that purchased four units during the first quarter of fiscal year 2026, with a total sales price of $2.9 million. After completion of the first quarter of fiscal year 2026, the customer requested a modification to the timing of one of their scheduled payments due to a shift in their production plans from overseas to the United States. Because we have already collected a significant cash down payment on the order and we anticipate only a modest delay of approximately two months on a portion of the next payment, we accommodated the customer’s request. The customer has indicated that they will return to the originally agreed payment schedule thereafter. Based on our long-standing relationship and ongoing communications we do not currently foresee any collection issues with this customer.

In the first quarter of fiscal year 2026, our accounts receivable increased $749,000 when compared to the prior year. The increase in accounts receivable is primarily due to extended payment terms being offered to one customer that purchased four units during the quarter with a total sales price of $2.9 million.

In the first quarter of fiscal year 2026, our inventories increased $374,000 when compared to the prior year. The increase in inventories is due to the number of customer orders in our backlog scheduled for shipment in the remaining part of the year.

In the first quarter of fiscal year 2026, our income taxes payable decreased $307,000 when compared to the prior year. The decrease in income taxes payable is due to payments on our current year tax returns and required estimated payments.

Investing Activities – For the first quarter of fiscal year 2026, our investing activities provided $662,000 of cash compared with using $61,000 for the first quarter of fiscal 2025. For the first quarters of fiscal years 2026 and 2025, we used $52,000 and $33,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements.

In the first quarter of fiscal year 2026, net sales of marketable securities generated $715,000 of cash compared with using $28,000 for the purchase of marketable securities in the prior year period.

Financing Activities – In the first quarter of fiscal year 2026, we used $79,000 of cash for the purchase of treasury stock.

Net Decrease in Cash and Cash Equivalents – In the first quarter of fiscal 2026, our cash balance decreased by $339,000 as compared to an increase of $267,000 in the first quarter of fiscal 2025. In the first quarter of fiscal 2026, our operating activities used $922,000 of cash and our marketable securities generated $715,000 of cash. In addition, we used $52,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and we used $79,000 for the purchase of treasury stock.

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

Management’s estimates and judgments are continually evaluated and are based on historical experience and expectations regarding future events that are believed to be reasonable under the specific circumstances.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2025.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2025 and May 31, 2024, there were no uncertain tax provisions.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services.

Judgment is required when determining at what point in time control of the Company’s manufactured equipment is transferred to its customers. Management’s judgment is based on each customer contract and the transfer of control of the equipment to the customer. The sales revenue to be recorded is based on each contract.

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Other than ASU 2023-09 and ASU 2024-03 discussed above, accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements is not expected to have a material impact on the financial statements of the Company.

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

Although the Company's assets included $4,863,000 in cash and $5,991,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2025. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities Pursuant to Stock Repurchase Program (1)

Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #1 (March 1, 2025 through March 31, 2025)	11,646	$3.77	11,646	—
Month #2 (April 1, 2025 through April 30, 2025)	9,689	$3.67	9,689	—
Month #3 (May 1, 2025 through May 31, 2025).	-	-	-	—
Total	21,335	$79,479	21,335	$1,912,654

(1)	On November 4, 2024, we announced that we had authorized a Stock Repurchase Program to acquire up to $2,000,000 of our outstanding common stock. We formally established the Stock Repurchase Program on January 21, 2025. The Stock Repurchase Program shall remain in place for a one-year period expiring on January 21, 2026, unless sooner terminated by its terms.

(2)	Represents shares repurchased through the Stock Repurchase Program. We did not acquire any shares outside of the Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

	104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 10, 2025

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer