Form 10-Q
period 2025-08-31
SONO TEK CORP
filed 2025-10-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 10, 2025
Class
Common Stock, par value $.01 per share	15,707,062

SONO-TEK CORPORATION

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2025	February 28, 2025
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,832,133	$5,202,361
Marketable securities	6,736,469	6,727,678
Accounts receivable (less allowance of $12,225, respectively)	4,212,354	2,347,764
Inventories	4,152,027	4,474,401
Prepaid expenses and other current assets	188,695	236,261
Total current assets	19,121,678	18,988,465

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,413,664	2,610,600
Intangible assets, net	33,529	37,386
Deferred tax asset	1,366,864	1,525,185

TOTAL ASSETS	$23,185,735	$23,411,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$614,512	$859,483
Accrued expenses	1,852,959	1,718,574
Customer deposits	1,906,629	2,413,195
Income taxes payable	27,813	496,055
Total current liabilities	4,401,913	5,487,307

Deferred tax liability	88,153	132,134
Total liabilities	4,490,066	5,619,441

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,751,153 issued and 15,707,062 outstanding as of August 31, 2025 and 15,751,153 issued and 15,749,037 outstanding February 28, 2025, respectively	157,512	157,512
Additional paid-in capital	10,163,952	10,018,034
Accumulated earnings	8,533,194	7,624,516
Treasury stock, at cost, 44,091 shares and 2,116 shares, August 31, 2025 and February 28, 2025, respectively	(158,989)	(7,867)
Total stockholders’ equity	18,695,669	17,792,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,185,735	$23,411,636

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2025	2024	2025	2024

Net Sales	$10,295,469	$10,192,820	$5,162,696	$5,161,782
Cost of Goods Sold	5,041,218	5,222,236	2,572,959	2,645,685
Gross Profit	5,254,251	4,970,584	2,589,737	2,516,097

Operating Expenses
Research and product development costs	1,295,748	1,427,303	627,278	695,873
Marketing and selling expenses	1,729,504	1,885,608	871,353	988,418
General and administrative costs	1,324,477	1,133,387	669,952	545,816
Total Operating Expenses	4,349,729	4,446,298	2,168,583	2,230,107

Operating Income	904,522	524,286	421,154	285,990

Interest and Dividend Income	223,660	227,730	81,562	85,076
Net unrealized gain on marketable securities	1,570	53,941	23,493	43,580

Income Before Income Taxes	1,129,752	805,957	526,209	414,646

Income Tax Expense	221,074	134,435	102,516	73,961

Net Income	$908,678	$671,522	$423,693	$340,685

Basic Earnings Per Share	$0.06	$0.04	$0.03	$0.02

Diluted Earnings Per Share	$0.06	$0.04	$0.03	$0.02

Weighted Average Shares - Basic	15,727,844	15,750,895	15,721,162	15,750,910
Weighted Average Shares - Diluted	15,740,384	15,771,472	15,731,571	15,768,251

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 Three and Six Months Ended August 31, 2025

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - February 28, 2025	15,751,153	$157,512	$10,018,034	$7,624,516	$(7,867)	$17,792,195
Stock-based compensation expense	—	—	75,163	—	—	75,163
Treasury Stock	—	—	—	—	(79,479)	(79,479)
Net Income	—	—	—	484,985	—	484,985
Balance – May 31, 2025 (unaudited)	15,751,153	$157,512	$10,093,197	$8,109,501	$(87,346)	$18,272,864
Stock-based compensation expense	—	—	70,755	—	—	70,755
Treasury Stock	—	—	—	—	(71,643)	(71,643)
Net Income	—	—	—	423,693	—	423,693
Balance – August 31, 2025 (unaudited)	15,751,153	$157,512	$10,163,952	$8,533,194	$(158,989)	$18,695,669

Three and Six Months Ended August 31, 2024

	Common Stock		Additional		Total
	Par Value $.01		Paid – In	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	$16,278,998
Stock based compensation expense	—	—	54,231	—	54,231
Net Income	—	—	—	330,837	330,837
Balance, May 31, 2024 (Unaudited)	15,750,880	$157,509	$9,824,618	$6,681,939	$16,664,066
Stock based compensation expense	—	—	42,799	—	42,799
Cashless exercise of stock options	273	3	(3)	—	—
Net Income	—	—	—	340,685	340,685
Balance, August 31, 2024 (Unaudited)	15,751,153	$157,512	$9,867,414	$7,022,624	$17,047,550

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$908,678	$671,522
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	313,567	336,377
Stock based compensation expense	145,918	97,030
Inventory reserve	67,464	22,474
Unrealized gain on marketable securities	(1,570)	(53,941)
Deferred tax expense (benefit)	114,340	(91,078)
Decrease (Increase) in:
Accounts receivable	(1,864,590)	(408,753)
Inventories	254,910	369,604
Prepaid expenses and other current assets	47,566	33,513
(Decrease) Increase in:
Accounts payable	(244,971)	(358,742)
Accrued expenses	134,385	(195,608)
Customer deposits	(506,566)	(194,433)
Income taxes payable	(468,242)	(318,412)
Net Cash Used in Operating Activities	(1,099,111)	(90,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(112,774)	(190,654)
Sale of marketable securities	1,692,347	9,438,113
Purchase of marketable securities	(1,699,568)	(5,438,997)
Net Cash (Used in) Provided by Investing Activities	(119,995)	3,808,462
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(151,122)	—
Net Cash Used in Financing Activities	(151,122)	—

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,370,228)	3,718,015

CASH AND CASH EQUIVALENTS:
Beginning of period	5,202,361	2,134,786
End of period	$3,832,133	$5,852,801

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$574,975	$543,814

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2025 and 2024

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At August 31, 2025, $1,653,000 of the Company’s bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2025 and February 28, 2025, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – August 31, 2025	$6,235,598	$500,871	$—	$6,736,469
Marketable Securities – February 28, 2025	$6,135,914	$591,764	$—	$6,727,678

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $6,736,469 and $6,727,678 as of August 31, 2025 and February 28, 2025, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2025 and February 28, 2025, there were no accruals for uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act introduces significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. The financial reporting implications of the Act were recorded in the income tax provision for the quarter and year to date periods ended August 31, 2025, in accordance with ASC 740, Income Taxes.

The OBBBA did not change the statutory U.S. federal tax rate. Accordingly, the OBBBA did not compel the Company to remeasure its deferred tax assets and liabilities solely because of a rate change. However, the various changes in tax law did impact the Company’s current and deferred tax calculations.

The most significant tax provisions impacting the Company include:

Bonus Depreciation – The Act permanently restores 100% bonus depreciation for qualified property acquired and placed into service after January 19, 2025. This change will likely lead to a reduction in current tax payable for capital expenditures in fiscal year 2026.

Research and Development (“R&D) Costs – The Act reinstates the ability for entities to immediately expense domestic R&D costs for tax years beginning after December 31, 2024. Certain small businesses may also retroactively expense R&D costs, which were capitalized under the TCJA during the calendar years 2022 – 2024. The retroactive expensing of these R&D costs may generate tax refunds.

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

At August 31, 2025 and February 28, 2025, the Company had land stated at cost of $250,000.

At August 31, 2025 and February 28, 2025, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,413,664 and $2,610,600, respectively, net of accumulated depreciation.

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of income. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

NOTE 3: REVENUE RECOGNITION

The Company’s sales revenue is derived primarily from short term contracts with customers, which, are generally in effect for less than twelve months. Sales revenue from manufactured equipment transferred at a single point in time accounts for a majority of the Company’s revenue.

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

At August 31, 2025, the Company had received approximately $1,907,000 in cash deposits, representing contract liabilities.

At February 28, 2025, the Company had received approximately $2,413,000 in cash deposits, representing contract liabilities, and had issued letters of credit in the amount of $106,000 to secure these cash deposits. During the six months ended August 31, 2025, the Company recognized $1,859,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended August 31,				Six Months Ended August 31,
	2025	% of total	2024	% of total	2025	% of total	2024	% of total
Fluxing Systems	$165,000	3%	$119,000	2%	$317,000	3%	$253,000	3%
In-Line Coating Systems	1,530,000	30%	2,023,000	39%	4,584,000	45%	2,770,000	27%
Multi-Axis Coating Systems	2,030,000	39%	1,931,000	37%	2,707,000	26%	4,595,000	45%
OEM Systems	394,000	8%	205,000	4%	524,000	5%	537,000	5%
Spare Parts, Services and Other	1,044,000	20%	884,000	17%	2,164,000	21%	2,038,000	20%
TOTAL	$5,163,000		$5,162,000		$10,296,000		$10,193,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2025	2025
Raw materials and subassemblies	$1,859,412	$2,322,821
Finished goods	1,104,770	1,012,600
Work in process	1,187,845	1,138,980
Total	$4,152,027	$4,474,401

The Company maintains a valuation allowance for slow moving inventory for raw materials and finished goods. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis. During the six months ended August 31, 2025 and August 31, 2024, the Company recorded approximately $67,000 and $22,000, respectively in additional allowances for slow moving inventory.

NOTE 5: STOCK BASED COMPENSATION

Stock Options - In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. At August 31, 2025, 392,594 and 210,770 options were outstanding, respectively, under the 2023 Plan and the 2013 Plan.

The Company accounts for stock-based compensation under ASC 718, “Share Based Payments”, which requires companies to expense the value of employee stock options and similar awards. The Company accounts for forfeitures as they occur.

During the six months ended August 31, 2025, the Company granted options to acquire 140,277 shares to employees exercisable at prices ranging from $3.25 to $3.77 and options to acquire 35,088 shares to non-employee members of the board of directors with an exercise price of $3.25. The options granted to employees and directors vest over three years and expire ten years from the date of issuance. The options granted during the first six months of fiscal 2026 had a combined weighted average grant date fair value of $3.26 per share.

The weighted-average fair value of options is estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2025
Expected Life	5 - 8 years
Risk free interest rate	3.81% - 4.32%
Expected volatility	54.49% - 56.95%
Expected dividend yield	0%

For the three and six months ended August 31, 2025, the Company recognized $71,000 and $146,000 in stock-based compensation expense, respectively. Such amounts are included in general and administration expenses on the unaudited condensed consolidated statements of income. For the three and six months ended August 31, 2024, the Company recognized approximately $43,000 and $97,000 of stock-based compensation expense, respectively. Total compensation expense related to non-vested options not yet recognized as of August 31, 2025 was $608,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at August 31, 2025 was approximately $30,000.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended August 31,		Three Months Ended August 31,
	2025	2024	2025	2024

Numerator for basic and diluted earnings per share	$908,678	$671,522	$423,693	$340,685

Denominator for basic earnings per share – weighted average	15,727,844	15,750,895	15,721,162	15,750,910

Effects of dilutive securities
Stock options for employees, directors and outside consultants	12,540	20,577	10,409	17,341

Denominator for diluted earnings per share	15,740,384	15,771,472	15,731,571	15,768,251

Basic Earnings Per Share	$0.06	$0.04	$0.03	$0.02
Diluted Earnings Per Share	$0.06	$0.04	$0.03	$0.02

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 7.50% at August 31, 2025 and February 28, 2025. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of August 31, 2025, $106,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued by the Company. As of August 31, 2025, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,394,000.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 7.50% at August 31, 2025. At August 31, 2025, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2025	2024	2025	2024

Asia Pacific (APAC)	$1,527,000	$880,000	$930,000	$368,000
Europe, Middle East, Asia (EMEA)	2,321,000	2,381,000	1,424,000	1,136,000
Latin America	185,000	345,000	89,000	163,000
	$4,033,000	$3,606,000	$2,443,000	$1,667,000

During the first half of fiscal 2026 and fiscal 2025, sales to foreign customers accounted for approximately $4,033,000 and $3,606,000, or 39% and 35%, respectively, of total revenues.

During the second quarter of fiscal 2026 and fiscal 2025, sales to foreign customers accounted for approximately $2,443,000 and $1,667,000, or 47% and 32%, respectively, of total revenues.

The Company had one customer which accounted for 43% of total sales during the first half of fiscal 2026. The Company had one customer which accounted for 29% of total sales during the second quarter of fiscal 2026. One customer accounted for 59% of the outstanding accounts receivable at August 31, 2025.

The Company had one customer which accounted for 21% of total sales during the first half of fiscal 2025. The Company had two customers which accounted for 38% of total sales during the second quarter of fiscal 2025. Two customers accounted for 25% of the outstanding accounts receivable at February 28, 2025.

NOTE 9: SEGMENT DATA

The Company operates in one segment. The chief operating decision maker, who is responsible for allocating resources and assessing performance, has been identified as the Chief Executive Officer (the “CODM”). The CODM assesses the financial performance of the Company and decides how to allocate resources based on Operating income.

The following table presents the Company’s segment data (rounded to the nearest thousand):

	Six Months Ended August 31,		Three Months Ended August 31,
	2025	2024	2025	2024

Net Sales	$10,295,000	$10,193,000	$5,163,000	$5,162,000
Direct Cost of Goods Sold
Materials & Freight	3,861,000	3,909,000	1,990,000	1,958,000
Production Labor	151,000	418,000	76,000	261,000
Depreciation	102,000	118,000	52,000	60,000
Other	210,000	201,000	92,000	89,000
	4,324,000	4,646,000	2,210,000	2,368,000
Service Department
Salaries	278,000	275,000	139,000	137,000
Travel	75,000	124,000	38,000	60,000
Outside Installations	160,000	(6,000)	148,000	20,000
Warranty Costs	78,000	70,000	(19,000)	12,000
Other	126,000	113,000	57,000	49,000
	717,000	576,000	363,000	278,000
Total Cost of Goods & Service	5,041,000	5,222,000	2,573,000	2,646,000
Gross Profit	5,254,000	4,971,000	2,590,000	2,516,000
Research & Product Development
Salaries	950,000	978,000	476,000	472,000
Insurance	66,000	86,000	31,000	40,000
Depreciation	91,000	116,000	46,000	64,000
R & D Materials	102,000	133,000	36,000	60,000
Other	87,000	114,000	38,000	60,000
	1,296,000	1,427,000	627,000	696,000
Marketing and Selling
Salaries	902,000	902,000	456,000	463,000
Insurance	100,000	99,000	53,000	50,000
Commissions	328,000	407,000	175,000	211,000
Travel & Entertainment	60,000	96,000	31,000	56,000
Advertising / Trade Show	201,000	234,000	93,000	128,000
Depreciation	51,000	33,000	26,000	18,000
Other	88,000	115,000	37,000	62,000
	1,730,000	1,886,000	871,000	988,000
General and Administrative
Salaries	555,000	526,000	284,000	278,000
Insurance	92,000	87,000	47,000	44,000
Professional Fees	169,000	203,000	85,000	94,000
Corporate Expenses	255,000	233,000	124,000	118,000
Stock Based Compensation	146,000	97,000	71,000	43,000
Depreciation	36,000	36,000	19,000	19,000
Misc Other	71,000	(49,000)	41,000	(50,000)
	1,324,000	1,133,000	671,000	546,000

Total Operating Expenses	4,350,000	4,446,000	2,169,000	2,230,000

Operating Income	904,000	525,000	421,000	286,000

Interest Income & Unrealized Gain	225,000	282,000	105,000	129,000
Income Before Taxes	1,129,000	807,000	526,000	415,000
Income Tax Expense	221,000	135,000	102,000	74,000
Net Income	$908,000	$672,000	$424,000	$341,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of August 31, 2025.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of August 31, 2025, the Company did not have any pending legal actions.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the recovery of the Electronics/Microelectronics and Medical markets; rebound of sales to the industrial market in the second quarter of fiscal year 2026; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems which are sold at higher average selling prices (“ASP”); and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensures unparalleled results for our clients and help some of the world’s most promising companies achieve technological breakthroughs and bring them to market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating.  We strategically deliver our products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia, ensuring efficient market reach across diverse sectors around the globe. Approximately 47% of our sales were generated outside the United States and Canada in the first six months of fiscal year 2026.

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

Second Quarter Fiscal 2026 Highlights (compared with the second quarter of fiscal 2025 unless otherwise noted) We refer to the three-month periods ended August 31, 2025 and 2024 as the second quarter of fiscal 2026 and fiscal 2025, respectively.

•	Net Sales for the quarter were $5,163,000, up slightly year over year, compared to $5,162,000 for the prior year period.
•	Gross Profit increased 3% or $74,000 to $2,590,000 and the Gross Profit % increased 150 basis points to 50.2% due to a favorable product mix of mature high ASP systems with reduced costs and favorable warranty expenses in the current period.
•	Operating income increased significantly by 47% or $135,000, to $421,000 due to the increase in gross profit combined with a decrease in operating expenses.
•	Interest and dividend income remained steady at $82,000 for the second quarter of fiscal year 2026.
•	Combined equipment and service-related backlog on August 31, 2025 remained robust at $11,210,000, 2% below the prior year record. Sequentially, backlog increased 50% from the first quarter of fiscal 2026, reflecting new order momentum from the medical market.

First Half Fiscal 2026 Highlights (compared with the first half of fiscal 2025 unless otherwise noted) We refer to the six-month periods ended August 31, 2025 and 2024 as the first half of fiscal 2026 and fiscal 2025, respectively.

•	Net Sales for the first half of fiscal 2026 increased by 1% or $103,000 to $10,296,000, achieving growth guidance even with a customers requested shipment delay.
•	Gross Profit increased 6% to $5,254,000, and the Gross Profit % increased 220 basis points to 51% primarily due to product mix and favorable warranty expenses in the current period.
•	Operating Income increased 73% or $381,000 to $905,000, underscoring operating leverage from stronger gross profit and a decrease in operating expenses.
•	Interest and dividend income remained steady at $224,000 for the first half of fiscal year 2026.
•	As of August 31, 2025, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $10.6 million.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2025	2024	$	%		2025	2024	$	%
Fluxing Systems	$165,000	$119,000	46,000	39%		$317,000	$253,000	64,000	25%
In-Line Coating Systems [1]	1,530,000	2,023,000	(493,000)	(24%	)	4,584,000	2,770,000	1,814,000	65%
Multi-Axis Coating Systems	2,030,000	1,931,000	99,000	5%		2,707,000	4,595,000	(1,888,000)	(41%	)
OEM Systems	394,000	205,000	189,000	92%		524,000	537,000	(13,000)	(2%	)
Spare Parts, Services and Other	1,044,000	884,000	160,000	18%		2,164,000	2,038,000	126,000	6%
TOTAL	$5,163,000	$5,162,000	1,000	0%		$10,296,000	$10,193,000	103,000	1%

1.	During the current reporting period, the Company updated the title of its product category previously referred to as “Integrated Coating Systems” to “In-Line Coating Systems.” This change was made to provide greater clarity in describing this product line of our business. The definition and contents of this category remain unchanged. In-Line Coating Systems include Sono-Tek products that are typically stationary platforms with minimal motion control, and may occasionally incorporate a simple axis of movement such as a rotation fixture. These systems are commonly installed over moving substrates such as conveyors or webs, which may be provided either by Sono-Tek or by the customer. They often employ multiple ultrasonic nozzles to provide uniform coverage over larger areas in continuous production environments. In-Line Coating Systems are unlike our Multi-Axis Coating Systems, which commonly utilize XYZ motion platforms or 6+ axis robotic configurations.

In-Line Coating Systems declined 24% in the second quarter of fiscal 2026 compared to the prior year period, primarily due to a customer-requested shipment delay. Despite this quarterly dip, In-Line Coating Systems posted strong growth of 65% during the first half of fiscal 2026, driven by six high ASP solar coating system shipments totaling $4.4 million. Multi-Axis Coating Systems increased modestly by 5% in the second quarter of fiscal 2026 but decreased 41% in the first half of fiscal 2026 following a particularly strong first half of fiscal 2025 that included significant semiconductor-related orders that did not repeat in the current period. OEM Systems rose 92% in the second quarter of fiscal 2026 on strong OEM fluxer demand and new optics-related OEM wins, though first half of fiscal 2026 results were relatively flat. Fluxing Systems improved 39% in the second quarter of fiscal 2026 and 25% for the first half of fiscal 2026 influenced by strong fluxer sales in Asia.

Market Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2025	2024	$	%		2025	2024	$	%
Electronics/Microelectronics	$1,455,000	$1,477,000	(22,000)	(1%	)	$2,399,000	$3,045,000	(646,000)	(21%	)
Medical	1,004,000	402,000	602,000	150%		1,812,000	1,259,000	553,000	44%
Alternative/Clean Energy	2,433,000	2,498,000	(65,000)	(3%	)	5,681,000	4,780,000	901,000	19%
Emerging R&D and Other	33,000	30,000	3,000	10%		47,000	41,000	6,000	15%
Industrial	238,000	755,000	(517,000)	(68%	)	357,000	1,068,000	(711,000)	(67%	)
TOTAL	$5,163,000	$5,162,000	1,000	0%		$10,296,000	$10,193,000	103,000	1%

Medical sales surged 150% in the second quarter of fiscal 2026, led by balloon coating system shipments across the U.S., Europe, and China, with growth of 44% in the first half of fiscal 2026, including both balloon and stent coating systems. Industrial sales declined 68% in the second quarter of fiscal 2026 and 67% in the first half of fiscal 2026, influenced by a large float glass coating order in the first half of fiscal 2025 that did not repeat. Alternative Energy sales were essentially flat in the second quarter of fiscal 2026, though up 19% for the first half of fiscal 2026 on strong solar system shipments. Electronics sales remained relatively steady in the second quarter of fiscal 2026 but declined 21% for the first half of fiscal 2026 due to lower semiconductor demand compared to last year’s elevated levels.

Geographic Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2025	2024	$	%		2025	2024	$	%
U.S. & Canada	$2,720,000	$3,495,000	(775,000)	(22%	)	$6,263,000	$6,587,000	(324,000)	(5%	)
Asia Pacific (APAC)	930,000	368,000	562,000	153%		1,527,000	880,000	647,000	74%
Europe, Middle East, Asia (EMEA)	1,424,000	1,136,000	288,000	25%		2,321,000	2,381,000	(60,000)	(3%	)
Latin America	89,000	163,000	(74,000)	(45%	)	185,000	345,000	(160,000)	(46%	)
TOTAL	$5,163,000	$5,162,000	1,000	0%		$10,296,000	$10,193,000	103,000	1%

In the first half of fiscal 2026, approximately 39% of sales originated outside of the United States and Canada compared with 35% in the first half of fiscal 2025.

In the second quarter of fiscal 2026, approximately 47% of sales originated outside of the United States and Canada compared with 32% in the second quarter of fiscal 2025.

Asia Pacific sales increased sharply, up 153% in the quarter and 74% year-to-date, led by medical coating device demand in China and alternative energy orders in Japan and South Korea. U.S. and Canada sales declined 22% in the second quarter of fiscal 2026 and 5% for the first half of fiscal 2026, reflecting weaker green energy demand from the US compared to prior year periods. Latin America declined 45% in the second quarter of fiscal 2026 and 46% in the first half of fiscal 2026, reflecting slow activity of PCB fluxing systems in Mexico.

Gross Profit:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2025	2024	$	%	2025	2024	$	%
Net Sales	$5,163,000	$5,162,000	1,000	0%	$10,296,000	$10,193,000	103,000	1%
Cost of Goods Sold	2,573,000	2,646,000	(73,000)	(3%)	5,042,000	5,222,000	(180,000)	(3%	)
Gross Profit	$2,590,000	$2,516,000	74,000	3%	$5,254,000	$4,971,000	283,000	6%

Gross Profit %	50.2%	48.7%			51.0%	48.8%

For the second quarter of fiscal 2026, gross profit increased by $74,000, or 3%, compared with the prior year period. The gross profit percentage was 50.2% compared with 48.7% for the prior year period. The increase in the gross profit percentage was influenced by product mix and favorable warranty expenses in the period.

For the first half of fiscal 2026, gross profit increased by $283,000, or 6%, to $5,254,000 compared with $4,971,000 in the first half of fiscal 2025. The gross profit percentage was 51.0% compared with 48.8% for the prior year period. The increase in the gross profit percentage was influenced by product mix and favorable warranty expenses in the period. This included significant sales of In-Line Coating Systems tied to repeat high ASP orders that shipped to a U.S. based customer, where sales typically involve minimal distributor discounts supporting stronger margins.

Operating Expenses:

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2025	2024	$	%		2025	2024	$	%
Research and product development	$627,000	$696,000	(69,000)	(10%	)	$1,296,000	$1,427,000	(131,000)	(9%	)
Marketing and selling	871,000	988,000	(117,000)	(12%	)	1,730,000	1,886,000	(156,000)	(8%	)
General and administrative	670,000	546,000	124,000	23%		1,324,000	1,133,000	191,000	17%
Total Operating Expenses	$2,168,000	$2,230,000	(62,000)	(3%	)	$4,350,000	$4,446,000	(96,000)	(2%	)

Research and Product Development:

Research and product development costs decreased in both the second quarter and the first half of fiscal 2026 due to a decrease in salary expense associated with the departure of a senior engineer, research and development materials, supplies and insurance expense. These decreases were partially offset by additional lab salaries.

Marketing and Selling:

Marketing and selling expenses decreased in both the second quarter and the first half of fiscal 2026 due to a decrease in salary expense related to the departure of a salesperson and a decrease in trade show expenses and travel and entertainment expenses. These decreases were partially offset by an increase in salaries related to our sales application lab. Our sales and marketing costs are variable, and a large portion of the costs are dependent upon trade shows and where geographically our sales are generated. We anticipate that our costs will increase in the future as we increase our trade show presence and the potential change in geographic origin of our sales from our in-house sales team to our external distributors.

In the second quarter and first half of fiscal 2026, commission expense decreased approximately $36,000 and $79,000, respectively. The decline was driven by a higher mix of sales closed directly by our in-house team. Our in-house team earns a consistent commission percentage on all sales; when sales are made through distributors or manufacturer representatives, we also incur their additional commissions (and related channel costs), which increases total selling costs. The shift toward direct sales reduced those third-party costs in the current period.

General and Administrative:

General and administrative expenses increased in both the second quarter and first half of fiscal 2026 due to increases in salaries, corporate investor coverage, corporate expenses and stock-based compensation. These increases were partially offset by decreases in legal and accounting fees.

Operating Income:

In the second quarter of fiscal 2026, operating income increased $135,000, or 47%, to $421,000 compared with $286,000 for the second quarter of fiscal 2025. Operating margin for the quarter increased to 8% compared with 6% in the prior year period. In the second quarter of fiscal 2026, an increase in gross profit, combined with a decrease in operating expenses were key factors in the increase of operating income.

In the first half of fiscal 2026, operating income increased $381,000, to $905,000, compared with $524,000 for the first half of fiscal 2025. Operating margin for the first half of fiscal 2026 increased to 9% compared with 5% in the prior year period. In the first half of fiscal 2026, an increase in gross profit, combined with a decrease in operating expenses were key factors in the increase of operating income.

Interest, Dividend Income and Unrealized Gain:

Interest and dividend income remained steady at $82,000 in the second quarter of fiscal 2026 as compared with $85,000 for the second quarter of fiscal 2025. In the first half of fiscal 2026 interest and dividend income decreased by $4,000 to $224,000 as compared with $228,000 for the first half of fiscal 2025. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At August 31, 2025, the majority of our holdings are rated at or above investment grade.

Net unrealized gain decreased $21,000 to $23,000 in the second quarter of fiscal 2026 as compared to $44,000 in the second quarter of fiscal 2025. In the first half of fiscal 2026, unrealized gain decreased $52,000 to $2,000 as compared with $54,000 in the first half of fiscal 2026.

Income Tax Expense:

We recorded income tax expense of $103,000 for the second quarter of fiscal 2026 compared with $74,000 for the second quarter of fiscal 2025. For the first half of fiscal 2026, we recorded income tax expense of $221,000 compared with $134,000 for the first half of fiscal 2025.

The increase in income tax expense in the second quarter fiscal 2026 is due to the increase in income before income taxes combined with an increase in permanent timing differences. These increases were partially offset by the reduction of income taxes due to the application of available research and development tax credits from this quarter’s research and development expenditures.

The deferred tax asset decreased approximately $158,000, to $1,367,000 at August 31, 2025 from $1,525,000 at February 28, 2025. Additionally, the deferred tax liability decreased approximately $44,000, to $88,000 at August 31, 2025 from $132,000 at February 28, 2025. The net decrease in the deferred tax asset and liability was approximately $202,000 for the first half of fiscal 2026. This decrease is primarily due to the retroactive expensing of research and development expenses that were capitalized for tax purposes, prior to the enactment of the One Big Beautiful Bill Act (the “Act” or “OBBBA”) on July 4. 2025.

The Act introduces significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. The financial reporting implications of the Act were recorded in the income tax provision for the quarter and year to date periods ended August 31, 2025, in accordance with ASC 740, Income Taxes.

The OBBBA did not change the statutory U.S. federal tax rate. Accordingly, the OBBBA did not compel us to remeasure our deferred tax assets and liabilities solely because of a rate change. However, the various changes in tax law did impact our current and deferred tax calculations.

The most significant tax provisions impacting us include:

Bonus Depreciation – The Act permanently restores 100% bonus depreciation for qualified property acquired and placed into service after January 19, 2025. This change will likely lead to a reduction in current tax payable for capital expenditures in fiscal year 2026.

Research and Development (“R&D) Costs – The Act reinstates the ability for entities to immediately expense domestic R&D costs for tax years beginning after December 31, 2024. Certain small businesses may also retroactively expense R&D costs, which were capitalized under the TCJA during the calendar years 2022 – 2024. The retroactive expensing of these R&D costs may generate tax refunds.

Net Income:

Net income increased by $83,000 to $424,000 for the second quarter of fiscal 2026 compared with $341,000 for the second quarter of fiscal 2025. The increase in net income during the second quarter is primarily a result of an increase in gross profit combined with a decrease in operating expenses, partially offset by an increase in income tax expense.

Net income increased by $237,000 to $909,000 for the first half of fiscal 2026 compared with $672,000 for the first half of fiscal 2025. The increase in net income during the first half of fiscal 2026 is primarily a result of an increase in gross profit combined with a decrease in operating expenses, partially offset by an increase in income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,219,000 to $14,720,000 at August 31, 2025 from $13,501,000 at February 28, 2025. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2025 and February 28, 2025, our working capital included:

	August 31, 2025	February 28, 2025	Cash Increased (Decrease)
Cash and cash equivalents	$3,832,000	$5,202,000	$(1,370,000)
Marketable securities	6,736,000	6,728,000	8,000
Total	$10,568,000	$11,930,000	$(1,362,000)

The following table summarizes the accounts and the major reasons for the $1,362,000 decrease in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$1,550,000	To reconcile increase in cash.
Accounts receivable increase	(1,865,000)	Timing of cash receipts.
Inventories decrease	255,000	Decrease in inventory due to completed sales.
Customer deposits decrease	(506,000)	Decrease due to completed sales.
Accounts payable decrease	(245,000)	Timing of disbursements.
Accrued expenses increase	134,000	Timing of disbursements.
Prepaid and Other Assets decrease	47,000	Decrease in prepaid expenses.
Income tax payable decrease	(468,000)	Timing of disbursements.
Equipment purchases	(113,000)	Equipment and facilities upgrade.
Treasury stock purchases	(151,000)	Purchase of treasury stock.
Net decrease in cash	$(1,362,000)

Stockholders’ Equity – Stockholders’ Equity increased $904,000 from $17,792,000 at February 28, 2025 to $18,696,000 at August 31, 2025. The increase is a result of the current period’s net income of $909,000 and $146,000 in additional equity related to stock-based compensation awards. These increases were partially offset by treasury stock purchases of $151,000. The details of stock-based compensation awards are explained in Note 5 in our financial statements.

Operating Activities – We used $1,099,000 of cash in our operating activities in the first half of fiscal 2026 compared to using $90,000 of cash in the first half fiscal 2025, an increase of $1,009,000. The increase in cash used in our operating activities was the result of an increase in accounts receivable combined with decreases in accounts payable, income taxes payable and customer deposit balances.

During the past year, we have experienced a shift in customer mix toward larger, more financially stable companies that generally operate under stricter standard payment terms. As a result, customer deposits decreased and accounts receivable increased, reflecting a normalization of payment practices relative to prior years when we secured high upfront deposits.

In the first half of fiscal year 2026, our accounts receivable increased $1,865,000 when compared to the prior year period. The increase in accounts receivable is primarily due to revised payment terms provided to one customer that purchased six units during the first half of fiscal year 2026, with a total sales price of $4.4 million. After completion of the first quarter of fiscal year 2026, the customer requested a modification to the timing of one of their scheduled payments due to a shift in their production plans from overseas to the United States. Because we have already collected a significant cash down payment on the order and we anticipate only a modest delay of approximately two months on a portion of the next payment, we accommodated the customer’s request. The customer has indicated that they will return to the originally agreed payment schedule thereafter. Based on our long-standing relationship and ongoing communications, we do not currently foresee any collection issues with this customer.

In the first half of fiscal year 2026, our inventories decreased $255,000 when compared to the prior year. The decrease in inventories is due to the completion of customer orders in the second half of fiscal 2026.

In the second half of fiscal year 2026, our income taxes payable decreased $252,000 when compared to the prior year. The decrease in income taxes payable is due to cash payments on our current year tax returns and required estimated payments.

Investing Activities – For the first half of fiscal year 2026, our investing activities used $120,000 of cash compared with providing $3,808,000 for the first half of fiscal 2025. For the first half of fiscal years 2026 and 2025, we used $113,000 and $191,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements.

In the first half of fiscal year 2026, net purchases of marketable securities used $8,000 of cash compared with providing $3,999,000 from the net sales of marketable securities in the prior year period.

Financing Activities – In the first half of fiscal year 2026, we used $151,000 of cash for the purchase of treasury stock.

Net Decrease in Cash and Cash Equivalents – In the first half of fiscal 2026, our cash balance decreased by $1,370,000 as compared to an increase of $3,718,000 in the first half of fiscal 2025. In the first half of fiscal 2026, our operating activities used $1,099,000 of cash and purchases of our marketable securities used $8,000. In addition, we used $113,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and we used $151,000 for the purchase of treasury stock.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2025 and August 31, 2024, there were no uncertain tax provisions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act introduces significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. The financial reporting implications of the Act were recorded in the income tax provision for the quarter and year to date periods ended August 31, 2025, in accordance with ASC 740, Income Taxes.

The OBBBA did not change the statutory U.S. federal tax rate. Accordingly, the OBBBA did not compel the Company to remeasure its deferred tax assets and liabilities solely because of a rate change. However, the various changes in tax law did impact the Company’s current and deferred tax calculations.

The most significant tax provisions impacting the Company include:

Bonus Depreciation – The Act permanently restores 100% bonus depreciation for qualified property acquired and placed into service after January 19, 2025. This change will likely lead to a reduction in current tax payable for capital expenditures in fiscal year 2026.

Research and Development (“R&D) Costs – The Act reinstates the ability for entities to immediately expense domestic R&D costs for tax years beginning after December 31, 2024. Certain small businesses may also retroactively expense R&D costs, which were capitalized under the TCJA during the calendar years 2022 – 2024. The retroactive expensing of these R&D costs may generate tax refunds.

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

Although the Company's assets included $3,832,000 in cash and $6,736,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2025. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities Pursuant to Stock Repurchase Program (1)
Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
Month #4 (June 1, 2025 through June 30, 2025)	-	-	-	—
Month #5 (July 1, 2025 through July 31, 2025)	8,832	$3.50	8,832	—
Month #6 (August 1, 2025 through August 31, 2025).	11,808	$3.41	11,808	—
Total	20,640	$71,166	20,640	$1,841,011

(1)	On November 4, 2024, we announced that we had authorized a Stock Repurchase Program to acquire up to $2,000,000 of our outstanding common stock. We formally established the Stock Repurchase Program on January 21, 2025. The Stock Repurchase Program shall remain in place for a one-year period expiring on January 21, 2026, unless sooner terminated by its terms.
(2)	Represents shares repurchased through the Stock Repurchase Program. We did not acquire any shares outside of the Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits and Reports

31.1 – 31.2	Rule 13a - 14(a)/15d – 14(a) Certification

32.1 – 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 14, 2025

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer