Form 10-Q
period 2025-11-30
SONO TEK CORP
filed 2026-01-13
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of January 9, 2026
Class
Common Stock, par value $.01 per share	15,710,389

SONO-TEK CORPORATION

INDEX

Page
Part I - Financial Information

Item 1 – Condensed Consolidated Financial Statements:	1 - 4

Condensed Consolidated Balance Sheets – November 30, 2025 (Unaudited) and February 28, 2025	1

Condensed Consolidated Statements of Income – Nine and Three Months Ended November 30, 2025 and 2024 (Unaudited)	2

Condensed Consolidated Statements of Stockholders’ Equity – Nine and Three Months Ended November 30, 2025 and 2024 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows – Nine Months Ended November 30, 2025 and 2024 (Unaudited)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 12

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13 –21

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 – Controls and Procedures	22

Part II – Other Information	23

Item 1 – Legal Proceedings	23

Item 1A – Risk Factors	23

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 – Defaults Upon Senior Securities	23

Item 4 – Mine Safety Disclosures	23

Item 5 – Other Information	23

Item 6 – Exhibits and Reports	23

Signatures and Certifications	24

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2025 (Unaudited)	February 28, 2025
ASSETS

Current Assets:
Cash and cash equivalents	$5,395,695	$5,202,361
Marketable securities	6,323,566	6,727,678
Accounts receivable (less allowance of $12,225, respectively)	4,411,663	2,347,764
Inventories	3,656,898	4,474,401
Prepaid expenses and other current assets	305,690	236,261
Total current assets	20,093,512	18,988,465

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,288,462	2,610,600
Intangible assets, net	31,794	37,386
Deferred tax asset	1,266,846	1,525,185

TOTAL ASSETS	$23,930,614	$23,411,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$534,692	$859,483
Accrued expenses	2,008,801	1,718,574
Customer deposits	2,151,930	2,413,195
Income taxes payable	43,422	496,055
Total current liabilities	4,738,845	5,487,307

Deferred tax liability	59,349	132,134
Total liabilities	4,798,194	5,619,441

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,754,480 issued and 15,710,389 outstanding as of November 30, 2025 and 15,751,153 issued and 15,749,037 outstanding February 28, 2025, respectively	157,545	157,512
Additional paid-in capital	10,260,711	10,018,034
Accumulated earnings	8,873,153	7,624,516
Treasury stock, at cost 44,091 shares and 2,116 shares, November 30, 2025 and February 28, 2025, respectively	(158,989)	(7,867)
Total stockholders’ equity	19,132,420	17,792,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,930,614	$23,411,636

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended November 30,		Three Months Ended November 30,
	2025	2024	2025	2024

Net Sales	$15,299,839	$15,383,416	$5,004,370	$5,190,596
Cost of Goods Sold	7,533,347	8,069,633	2,492,129	2,847,397
Gross Profit	7,766,492	7,313,783	2,512,241	2,343,199

Operating Expenses
Research and product development costs	1,934,109	2,054,846	638,361	627,543
Marketing and selling expenses	2,656,804	2,814,804	927,300	929,196
General and administrative costs	1,952,085	1,722,210	627,608	588,823
Total Operating Expenses	6,542,998	6,591,860	2,193,269	2,145,562

Operating Income	1,223,494	721,923	318,972	197,637

Interest and Dividend Income	332,147	359,248	108,487	131,518
Net unrealized gain/(loss) on marketable securities	912	38,776	(658)	(15,165)

Income Before Income Taxes	1,556,553	1,119,947	426,801	313,990

Income Tax Expense	307,916	174,247	86,842	39,812

Net Income	$1,248,637	$945,700	$339,959	$274,178

Basic Earnings Per Share	$0.08	$0.06	$0.02	$0.02

Diluted Earnings Per Share	$0.08	$0.06	$0.02	$0.02

Weighted Average Outstanding Shares - Basic	15,721,548	15,750,980	15,708,817	15,751,153

Weighted Average Outstanding Shares - Diluted	15,736,330	15,771,039	15,724,960	15,771,511

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 Three and Nine Months Ended November 30, 2025

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - February 28, 2025	15,751,153	$157,512	$10,018,034	$7,624,516	$(7,867)	$17,792,195
Stock-based compensation expense			75,163			75,163
Treasury Stock					(79,479)	(79,479)
Net Income		-	-	484,985	—	484,985
Balance – May 31, 2025 (unaudited)	15,751,153	$157,512	$10,093,197	$8,109,501	$(87,346)	$18,272,864
Stock-based compensation expense			70,755			70,755
Treasury Stock					(71,643)	(71,643)
Net Income		-	-	423,693	—	423,693
Balance – August 31, 2025 (unaudited)	15,751,153	$157,512	$10,163,952	$8,533,194	$(158,989)	$18,695,669
Stock-based compensation expense			86,179			86,179
Proceeds from exercise of stock options	3,327	33	10,580			10,613
Net income		-	-	339,959	-	339,959
Balance – November 30, 2025 (unaudited)	15,754,480	$157,545	$10,260,711	$8,873,153	$(158,989)	$19,132,420

Three and Nine Months Ended November 30, 2024

	Common Stock Par Value $.01		Additional Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	$16,278,998
Stock based compensation expense			54,231		54,231
Net Income		-	-	330,837	330,837
Balance, May 31, 2024 (unaudited)	15,750,880	$157,509	$9,824,618	$6,681,939	$16,664,066
Stock based compensation expense			42,799		42,799
Cashless exercise of stock options	273	3	(3)		—
Net Income		-	-	340,685	340,685
Balance, August 31, 2024 (unaudited)	15,751,153	$157,512	$9,867,414	$7,022,624	$17,047,550
Stock based compensation expense			79,046		79,046
Net income		-	-	274,178	274,178
Balance, November 30, 2024 (unaudited)	15,751,153	$157,512	$9,946,460	$7,296,802	$17,400,774

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,248,637	$945,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508,572	529,163
Stock based compensation expense	232,097	176,076
Inventory reserve	45,927	32,524
Unrealized (gain) on marketable securities	(912)	(38,776)
Deferred tax expense	185,554	(167,946)
Decrease (Increase) in:
Accounts receivable	(2,063,899)	(808,594)
Inventories	771,576	451,946
Prepaid expenses and other current assets	(69,429)	84,440
(Decrease) Increase in:
Accounts payable	(324,791)	67,089
Accrued expenses	290,227	185,558
Customer deposits	(261,265)	(56,405)
Income taxes payable	(452,633)	(201,457)
Net Cash Provided by Operating Activities	109,661	1,199,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(180,842)	(403,053)
Sale of marketable securities	2,732,453	13,740,454
Purchase of marketable securities	(2,327,429)	(8,572,755)
Net Cash Provided by Investing Activities	224,182	4,764,646

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,613	—
Purchase of treasury stock	(151,122)	—
Net Cash Used in Financing Activities	(140,509)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	193,334	5,963,964

CASH AND CASH EQUIVALENTS
Beginning of period	5,202,361	2,134,786
End of period	$5,395,695	$8,098,750

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$578,599	$543,814

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED NOVEMBER 30, 2025 and 2024

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At November 30, 2025, $2,718,000 of the Company’s bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at November 30, 2025 and February 28, 2025, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – November 30, 2025	$6,212,951	$110,615	$—	$6,323,566

Marketable Securities – February 28, 2025	$6,135,914	$591,764	$—	$6,727,678

Marketable Securities include mutual funds, certificates of deposit and US Treasury securities totaling $6,323,566 and $6,727,678 as of November 30, 2025 and February 28, 2025, respectively, that are considered to be highly liquid and easily tradeable. Mutual funds and US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy.

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of November 30, 2025 and February 28, 2025, there were no accruals for uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act introduces significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. The financial reporting implications of the Act were recorded in the income tax provision for the quarter and year to date periods ended November 30, 2025, in accordance with ASC 740, Income Taxes.

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

At November 30, 2025 and February 28, 2025, the Company had land stated at cost of $250,000.

At November 30, 2025 and February 28, 2025, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,288,462 and $2,610,600, respectively, net of accumulated depreciation.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses. This ASU provides entities the ability to use a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The purpose of this ASU is to simplify the estimation of credit losses on current accounts receivable and current contract assets accounted for ASC 606. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

At November 30, 2025, the Company had received approximately $2,152,000 in cash deposits, representing contract liabilities.

At February 28, 2025, the Company had received approximately $2,413,000 in cash deposits, representing contract liabilities, and had issued letters of credit in the amount of $106,000 to secure these cash deposits. During the nine months ended November 30, 2025, the Company recognized $2,303,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended November 30,				Nine Months Ended November 30,
	2025	% of total	2024	% of total	2025	% of total	2024	% of total
Fluxing Systems	$222,000	4%	$71,000	1%	$583,000	4%	$324,000	2%
In-Line Coating Systems	1,844,000	37%	81,000	2%	6,428,000	42%	2,850,000	19%
Multi-Axis Coating Systems	1,666,000	33%	3,563,000	69%	4,373,000	29%	8,158,000	53%
OEM Systems	425,000	9%	259,000	5%	936,000	6%	796,000	5%
Other	847,000	17%	1,217,000	23%	2,980,000	19%	3,255,000	21%
TOTAL	$5,004,000		$5,191,000		$15,300,000		$15,383,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	November 30,	February 28,
	2025	2025
Raw materials and subassemblies	$1,841,217	$2,322,821
Finished goods	1,109,079	1,012,600
Work in process	706,602	1,138,980
Net inventories	$3,656,898	$4,474,401

The Company maintains a valuation allowance for slow moving inventory for raw materials and finished goods. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis. During the nine months ended November 30, 2025 and 2024, the Company recorded approximately $46,000 and $33,000, respectively in additional allowances for slow moving inventory.

NOTE 5: STOCK-BASED COMPENSATION

Stock Options - In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. At November 30, 2025, 395,201 and 195,810 options were outstanding, respectively, under the 2023 Plan and the 2013 Plan.

The Company accounts for stock-based compensation under ASC 718, “Share Based Payments.” which requires companies to expense the value of employee stock options and similar awards.

During the nine months ended November 30, 2025, the Company granted options to acquire 154,328 shares to employees exercisable at prices ranging from $3.25 to $3.77 and options to acquire 35,088 shares to non-employee members of the board of directors with an exercise price of $3.25. The options granted to employees and directors vest over three years and expire ten years from the date of grant. The options granted during the first nine months of fiscal 2025 had a combined weighted average grant date fair value of $3.26 per share.

The weighted-average fair value of options are estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Nine Months Ended November 30, 2025
Expected Life	5 - 8 years
Risk free interest rate	3.81% - 4.32%
Expected volatility	54.49% - 56.95%
Expected dividend yield	0%

For the three and nine months ended November 30, 2025 and 2024, net income and earnings per share reflect the actual deduction for stock-based compensation expense. For the three months ended November 30, 2025 and 2024, the Company recognized approximately $86,000 and $79,000 of stock based compensation expense, respectively. For the nine months ended November 30, 2025 and 2024, the Company recognized approximately $232,000 and $176,000 of stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the unaudited condensed consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of November 30, 2025 was $538,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at November 30, 2025 was approximately $52,000.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2025	2024	2025	2024

Numerator for basic and diluted earnings per share	$1,248,637	$945,700	$339,959	$274,178

Denominator for basic earnings per share – weighted average	15,721,548	15,750,980	15,708,817	15,751,153

Effects of dilutive securities
Stock options for employees and directors	14,782	20,059	16,143	20.358

Denominator for diluted earnings per share	15,736,330	15,771,039	15,724,960	15,771,511

Basic earnings per share	$0.08	$0.06	$0.02	$0.02
Diluted earnings per share	$0.08	$0.06	$0.02	$0.02

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 7.0% at November 30, 2025 and 7.5% at February 28, 2025. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of November 30, 2025, $106,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued by the Company. As of November 30, 2025, there were no outstanding borrowings under the line of credit and the unused portion of the credit line was $1,394,000.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 7.0% at November 30, 2025. At November 30, 2025, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Nine Months Ended November 30,		Three Months Ended November 30,
	2025	2024	2025	2024
Asia Pacific (APAC)	$2,262,000	$1,994,000	$734,000	$1,114,000
Europe, Middle East, Asia (EMEA)	3,027,000	3,338,000	706,000	957,000
Latin America	337,000	642,000	149,000	297,000
	$5,626,000	$5,974,000	$1,589,000	$2,368,000

In the first nine months of fiscal 2026 and fiscal 2025, sales to foreign customers accounted for approximately $5,626,000 and $5,974,000, or 37% and 39%, respectively, of total revenues.

During the third quarter of fiscal 2026 and fiscal 2025, sales to foreign customers accounted for approximately $1,589,000 and $2,368,000, or 32% and 46%, respectively, of total revenues.

The Company had one customer which accounted for 38% of sales during the first nine months of fiscal 2026. The Company had one customer which accounted for 29% of sales during the third quarter of fiscal 2026. One customer accounted for 67% of the outstanding accounts receivables at November 30, 2025.

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

The following table presents the Company’s segment data (rounded to the nearest thousand):

	Nine Months Ended November 30,		Three Months Ended November 30,
	2025	2024	2025	2024

Net Sales	$15,300,000	$15,383,000	$5,004,000	$5,191,000
Direct Cost of Goods Sold
Materials & Freight	5,792,000	6,034,000	1,930,000	2,125,000
Production Labor	341,000	650,000	191,000	232,000
Depreciation	154,000	183,000	52,000	65,000
Other	295,000	294,000	84,000	92,000
	6,582,000	7,161,000	2,257,000	2,514,000
Service Department
Salaries	404,000	415,000	127,000	140,000
Travel	126,000	176,000	51,000	52,000
Outside Installations	135,000	36,000	(25,000)	42,000
Warranty Costs	92,000	103,000	14,000	33,000
Other	195,000	179,000	68,000	66,000
	952,000	909,000	235,000	333,000
Total Cost of Goods & Service	7,534,000	8,070,000	2,492,000	2,847,000
Gross Profit	7,766,000	7,313,000	2,512,000	2,344,000
Research & Product Development
Salaries	1,407,000	1,414,000	456,000	435,000
Insurance	96,000	125,000	30,000	40,000
Depreciation	173,000	171,000	82,000	54,000
R & D Materials	136,000	182,000	34,000	48,000
Other	122,000	163,000	36,000	51,000
	1,934,000	2,055,000	638,000	628,000
Marketing and Selling
Salaries	1,351,000	1,342,000	449,000	440,000
Insurance	157,000	145,000	56,000	46,000
Commissions	476,000	628,000	148,000	222,000
Travel & Entertainment	91,000	143,000	31,000	47,000
Advertising / Trade Show	353,000	327,000	153,000	92,000
Depreciation	77,000	72,000	26,000	38,000
Other	152,000	158,000	64,000	44,000
	2,657,000	2,815,000	927,000	929,000

General and Administrative
Salaries	838,000	779,000	282,000	253,000
Insurance	140,000	132,000	48,000	45,000
Professional Fees	264,000	289,000	96,000	87,000
Corporate Expenses	340,000	311,000	85,000	78,000
Stock Based Compensation	232,000	176,000	86,000	79,000
Depreciation	54,000	57,000	19,000	21,000
Misc Other	84,000	(23,000)	11,000	26,000
	1,952,000	1,721,000	627,000	589,000
Total Operating Expenses	6,543,000	6,591,000	2,192,000	2,146,000
Operating Income	1,223,000	722,000	320,000	198,000
Interest Income & Unrealized Gain	333,000	398,000	107,000	116,000
Income Before Taxes	1,556,000	1,120,000	427,000	314,000
Income Tax Expense	308,000	174,000	87,000	40,000
Net Income	$1,248,000	$946,000	$340,000	$274,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of November 30, 2025.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of November 30, 2025, the Company did not have any pending legal actions.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the recovery of the Electronics/Microelectronics and Medical markets; rebound of sales to the industrial market in the fourth quarter of fiscal year 2026; continued depletion of excess inventory created by our OEM Partners; continued positive impact of recent distributor changes on Printed Circuit Board revenues; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems which are sold at higher average selling prices (“ASP”); and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensure unparalleled results for our clients and help some of the world’s most promising companies achieve technological breakthroughs and bring them to market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating.  We strategically deliver our products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia, ensuring efficient market reach across diverse sectors around the globe. Approximately 37% of our sales were generated outside the United States and Canada in the first nine months of fiscal year 2026.

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

Third Quarter Fiscal 2026 Highlights (compared with the third quarter of fiscal 2025 unless otherwise noted) We refer to the three-month periods ended November 30, 2025 and 2024 as the third quarter of fiscal 2026 and fiscal 2025, respectively.

•	Net Sales for the third quarter of fiscal 2026 were $5.0 million, down $186,000, or 3.6%, compared to $5.19 million for the prior year period. This marks the seventh consecutive quarter with revenue exceeding $5 million.
•	Gross Profit increased 7.2% or $169,000 to $2.512 million and the Gross Profit % increased 500 basis points to 50% due to product mix, including a favorable mix of mature high ASP systems with reduced costs and favorable warranty expenses in the current period, and strong sales to the U.S., which typically carry less distributor discounting.
•	Combined equipment and service-related backlog at November 30, 2025 reached a record $12.26 million, up 16% year-over-year and up 9% sequentially.
•	Operating income increased 61.4% or $121,000 to $319,000 due to the increase in gross profit combined with operating leverage.
•	Net income increased 24.0% or $66,000 to $340,000 for the quarter.
•	Sales increased year over year in electronics, industrial, medical, and emerging R&D, with the only market decline in alternative energy due to reduced U.S. electrolysis-related demand following shifting government policy incentives.

Nine Month Fiscal 2026 Highlights (compared with the first nine months of fiscal 2025 unless otherwise noted) We refer to the nine-month periods ended November 30, 2025 and 2024 as the first nine-months of fiscal 2026 and fiscal 2025, respectively.

•	Net Sales were $15.3 million, essentially flat year over year, decreasing by 1%, Net income increased 32.0% or $303,000 to $1.249 million for the first nine months.
•	Medical sales increased 37% year over year (up $793,000), supported by strong balloon catheter system shipments across the U.S., Europe, and China, solid stent coating activity, and expanding new medical applications, while order momentum and backlog continue to accelerate in the medical device market.
•	In-Line coating sales increased 126% (up $3.578 million), reflecting shipment of eight high-ASP systems totaling approximately $5.9 million to a major solar customer, partially offset by a 46% decline in multi-axis system sales (down $3.785 million) due to slower electrolysis demand following government policy changes.
•	Gross profit increased $452,000 or 6%, to $7,766,000 and the gross profit percentage was 51% compared to 48% influenced by a favorable mix of mature high ASP systems with reduced manufacturing costs and favorable warranty expenses in the current period. In addition, sales to the US were strong, which typically carry less distributor discounting.
•	Operating income increased 69%, to $1,223,000 and operating margin was 8% reflecting the increase in gross profit.

As of November 30, 2025, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $12,262,000.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2025	2024	$	%		2025	2024	$	%
Fluxing Systems	$222,000	$71,000	151,000	213%		$583,000	$324,000	259,000	80%
In-Line Coating Systems	1,844,000	81,000	1,763,000	2,177%		6,428,000	2,850,000	3,578,000	126%
Multi-Axis Coating Systems	1,666,000	3,563,000	(1,897,000)	(53%	)	4,373,000	8,158,000	(3,785,000)	(46%	)
OEM Systems	425,000	259,000	166,000	64%		936,000	796,000	140,000	18%
Other	847,000	1,217,000	(370,000)	(30%	)	2,980,000	3,255,000	(275,000)	(8%	)
TOTAL	$5,004,000	$5,191,000	(187,000)	(4%	)	$15,300,000	$15,383,000	(83,000)	(1%	)

Total sales for the first nine months of fiscal 2026 were essentially flat, decreasing by 1%, while total sales for the third quarter of fiscal 2026 decreased by 4%. The decrease in revenue for the first nine months of fiscal 2026 is the result of a 46% decrease in Multi Axis Coating Systems revenue partially offset by a 126% increase in In-Line Coating Systems revenue. For the third quarter of fiscal 2026, sales of our Multi Axis Coating Systems decreased by 53%, but this decrease was mostly offset by a 2177% increase in In-Line Coating Systems revenue.

OEM Systems revenue for the third quarter and first nine months of fiscal 2026 increased by 64% and 18%, respectively. The increase was driven by higher demand from both fluxing-related OEM customers and medical device OEM partners, reflecting continued adoption of our ultrasonic coating technology within customer-integrated production platforms and expanding OEM relationships in medical and industrial applications.

Fluxing Systems revenue for the third quarter and first nine months of fiscal 2026 increased by 213% and 80%, respectively. The increase was driven primarily by stronger demand in Asia, outside of China, from PCB manufacturing companies.

The Other revenue category decreased by 30% in the third quarter of fiscal 2026 and 8% for the first nine months of fiscal 2026, reflecting the timing of service-related activities and spare parts sales that occurred in the prior-year periods.

Market Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2025	2024	$	%		2025	2024	$	%
Electronics/Microelectronics	$1,287,000	$1,016,000	271,000	27%		$3,686,000	$4,060,000	(374,000)	(9%	)
Medical	1,136,000	897,000	239,000	27%		2,949,000	2,156,000	793,000	37%
Alternative Energy	1,912,000	2,959,000	(1,047,000)	(35%	)	7,592,000	7,740,000	(148,000)	(2%	)
Emerging R&D and Other	18,000	17,000	1,000	6%		65,000	57,000	8,000	14%
Industrial	651,000	302,000	349,000	116%		1,008,000	1,370,000	(362,000)	(26%	)
TOTAL	$5,004,000	$5,191,000	(187,000)	(4%	)	$15,300,000	$15,383,000	(83,000)	(1%	)

During the third quarter of fiscal 2026, sales performance varied across end markets. Medical, electronics, and industrial markets all increased year over year, while alternative energy declined. Medical market growth was driven by strong demand for stent coating systems, balloon catheter coating platforms, and emerging diagnostic device applications. Electronics market growth reflected increased demand for fluxing systems and the shipment of a semiconductor coating system to a customer in South Korea. Industrial market sales increased due to the shipment of a large textile coating platform to a United States government customer. The decline in alternative energy sales during the quarter was primarily attributable to reduced demand for electrolysis-related applications following shifts in U.S. government policy incentives affecting carbon capture and fuel cell projects.

For the first nine months of fiscal 2026, medical market sales increased 37% year over year, driven by shipments of balloon catheter coating systems to customers in the United States, Europe, and China, continued stent coating activity, and expanding medical applications. Medical-related order activity and backlog continued to strengthen during the period. Alternative energy sales for the first nine months of fiscal 2026 were essentially flat, as strong shipments of high-ASP in-line coating systems to the solar industry offset lower demand for electrolysis-related applications in the United States. Electronics and industrial market sales declined year over year, primarily due to strong prior-year comparisons and customer timing, including the non-recurrence of a large European glass coating order in the industrial market. Emerging research and development market sales remained relatively flat as projects continued to transition into established production markets.

Geographic Sales

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2025	2024	$	%		2025	2024	$	%
U.S. & Canada	$3,415,000	$2,823,000	592,000	21%		$9,674,000	$9,409,000	265,000	3%
Asia Pacific (APAC)	734,000	1,114,000	(380,000)	(34%	)	2,262,000	1,994,000	268,000	13%
Europe, Middle East, Asia (EMEA)	706,000	957,000	(251,000)	(26%	)	3,027,000	3,338,000	(311,000)	(9%	)
Latin America	149,000	297,000	(148,000)	(50%	)	337,000	642,000	(305,000)	(48%	)
TOTAL	$5,004,000	$5,191,000	(187,000)	(4%	)	$15,300,000	$15,383,000	(83,000)	(1%	)

In the first nine months of fiscal 2026, approximately 37% of sales originated outside of the United States and Canada compared with 39% in the first nine months of fiscal 2025.

In the third quarter of fiscal 2026, approximately 32% of sales originated outside of the United States and Canada compared with 46% in the third quarter of fiscal 2025.

Sales in the United States and Canada remained strong during the current periods, influenced in part by shipments of high-ASP in-line coating systems to a significant solar customer.

Asia sales declined in the third quarter primarily due to timing following a strong prior year quarter, but increased for the first nine months of fiscal 2026, driven by medical activity in China and alternative energy demand in Japan and South Korea.

Latin America sales declined in both the third quarter and first nine months of fiscal 2026, reflecting the non-recurrence of an orthopedic system shipment in the prior-year third quarter and slower fluxing activity in Mexico during the current year.

Gross Profit:

	Three Months Ended November 30,		Change			Nine Months Ended November 30,		Change
	2025	2024	$	%		2025	2024	$	%
Net Sales	$5,004,000	$5,191,000	(187,000)	(4%	)	$15,300,000	$15,383,000	(83,000)	(1%	)
Cost of Goods Sold	2,492,000	2,848,000	(356,000)	(13%	)	7,534,000	8,069,000	(535,000)	(7%	)
Gross Profit	$2,512,000	$2,343,000	169,000	7%		$7,766,000	$7,314,000	452,000	6%

Gross Profit %	50%	45%				51%	48%

For the third quarter of fiscal 2026, gross profit increased $169,000, or 7%, compared with the third quarter of fiscal 2025. For the third quarter of fiscal 2026, the gross profit percentage was 50% compared with 45% for the prior year period. The increase in the gross profit percentage was influenced by product mix, including a favorable mix of mature high ASP systems with reduced manufacturing costs and favorable warranty expenses in the current period. In addition, sales to the United States were strong, which typically carry less distributor discounting.

Gross profit increased $452,000, or 6%, to $7,766,000 for the first nine months of fiscal 2026 compared with $7,314,000 in the first nine months of fiscal 2025. The gross profit percentage was 51% compared with 48% for the prior year period. The increase in the gross profit percentage was influenced by product mix, including a favorable mix of mature high ASP systems with reduced manufacturing costs and favorable warranty expenses in the current period. In addition, sales to the United States were strong, which typically carry less distributor discounting.

Operating Expenses:

	Three Months Ended November 30,		Change		Nine Months Ended November 30,		Change
	2025	2024	$	%	2025	2024	$	%
Research and product development	$638,000	$628,000	10,000	2%	$1,934,000	$2,055,000	(121,000)	(6%	)
Marketing and selling	927,000	929,000	(2,000)	0%	2,657,000	2,815,000	(158,000)	(6%	)
General and administrative	628,000	589,000	39,000	7%	1,952,000	1,722,000	230,000	13%
Total Operating Expenses	$2,193,000	$2,146,000	$47,000	2%	$6,543,000	$6,592,000	$(49,000)	(1%	)

Research and Product Development:

Research and product development costs increased in the third quarter of fiscal 2026 due to an increase in lab salaries. This increase was partially offset by decreases in research and development materials, supplies, salaries and travel expenses. These decreases were partially offset by additional lab salaries.

Research and product development costs decreased in the first nine months of fiscal 2026 due to a decrease in salary expense associated with the departure of a senior engineer, research and development materials, supplies, insurance expense and travel expenses. These decreases were partially offset by additional lab salaries.

Marketing and Selling:

Marketing and selling expenses decreased slightly in both the third quarter and the first nine months of fiscal 2026 due to a decrease in salary expense related to the departure of a salesperson and a decrease in travel and entertainment expenses. These decreases were partially offset by an increase in salaries related to our sales application lab and increased trade show expenses. Our sales and marketing costs are variable, and a large portion of the costs are dependent upon trade shows and where geographically our sales are generated. We anticipate that our costs will increase in the future as we increase our trade show presence and the potential change in geographic origin of our sales from our in-house sales team to our external distributors.

In the third quarter and the first nine months of fiscal 2026, commission expense decreased approximately $73,000 and $153,000, respectively. The decline was driven by a higher mix of sales closed directly by our in-house team. Our in-house team earns a consistent commission percentage on all sales; when sales are made through distributors or manufacturer representatives, we also incur their additional commissions (and related channel costs), which increase total selling costs. The shift toward direct sales reduced those third-party costs in the current period.

General and Administrative:

General and administrative expenses increased in the third quarter of fiscal 2026 due to increased salaries, legal and audit fees, corporate expenses and stock-based compensation. These increases were partially offset by decreases in travel and entertainment and other expenses.

In the first nine months of fiscal 2026 general and administrative expenses increased due to increases in salaries, corporate expenses and stock-based compensation. These increases were partially offset by decreases in legal and audit fees and travel and entertainment expenses.

Operating Income:

In the third quarter of fiscal 2026, operating income increased $121,000, or 61%, to $319,000 compared with $198,000 for the third quarter of fiscal 2025. Operating margin for the third quarter of fiscal 2026 was 6% compared with 4% in the prior year period. In the third quarter of fiscal 2026, an increase in gross profit was the key factor in the increase in operating income.

In the first nine months of fiscal 2026, operating income increased $501,000, or 69%, to $1,223,000 compared with $722,000 for the first nine months of fiscal 2025. Operating margin for the first nine months of fiscal 2026 was 8% compared with 5% in the prior year period. In the first nine months of fiscal 2026, an increase in gross profit was the key factor in the increase in operating income.

Interest, Dividend Income and Unrealized Gain/(Loss):

Interest and dividend income decreased by $23,000 to $108,000 in the third quarter of fiscal 2025 as compared with $132,000 for the third quarter of fiscal 2024, reflecting a minor reduction in interest rates earned on our cash balances in the third quarter of fiscal 2025. In the first nine months of fiscal 2025, interest and dividend income decreased by $27,000 to $332,000 as compared with $359,000 for the first nine months of fiscal 2024. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities. At November 30, 2025, the majority of our holdings were rated at or above investment grade.

Net unrealized gain decreased to a $15,000 net unrealized loss in the third quarter of fiscal 2025 compared to a gain of $20,000 in the prior year period. In the first nine months of fiscal 2025, net unrealized gain increased $8,000 to $39,000 compared with $31,000 in the prior year period.

Income Tax Expense:

We recorded income tax expense of $87,000 for the third quarter of fiscal 2026 compared with $40,000 for the third quarter of fiscal 2025. For the first nine months of fiscal 2026 we recorded income tax expense of $308,000 compared with $174,000 for the first nine months of fiscal 2025.

The increase in income tax expense in the third quarter and first nine months of fiscal 2026 is due to the increase in income before income taxes combined with an increase in permanent timing differences. These increases were partially offset by the reduction of income taxes due to the application of available research and development tax credits from research and development expenditures.

The deferred tax asset decreased approximately $258,000, to $1,267,000 at November 30, 2025 from $1,525,000 at February 28, 2025. Additionally, the deferred tax liability decreased approximately $73,000, to $59,000 at November 30, 2025 from $132,000 at February 28, 2025. The net decrease in the deferred tax asset and liability was approximately $331,000 for the first nine months of fiscal 2026. This decrease is primarily due to the retroactive expensing of research and development expenses that were capitalized for tax purposes, prior to the enactment of the One Big Beautiful Bill Act (the “Act” or “OBBBA”) on July 4, 2025.

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

Net Income:

Net income increased by $66,000 or 24% to $340,000 for the third quarter of fiscal 2026 compared with $274,000 for the third quarter of fiscal 2025. The increase in net income during the third quarter is primarily the result of an increase in gross profit partially offset by an increase in operating expenses and income tax expense.

Net income increased by $303,000 or 32% to $1,249,000 for the first nine months of fiscal 2026 compared with $946,000 for the first nine months of fiscal 2025. The increase in net income in the first nine months of fiscal 2026 is primarily the result of an increase in gross profit partially offset by an increase in income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,854,000 to $15,355,000 at November 30, 2025 from $13,501,000 at February 28, 2025. The increase in working capital was mostly the result of the current period’s net income and noncash charges partially offset by purchases of equipment and treasury stock.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At November 30, 2025 and February 28, 2025, our working capital included:

	November 30, 2025	February 28, 2025	Cash Increase (Decrease)
Cash and cash equivalents	$5,396,000	$5,202,000	$194,000
Marketable securities	6,323,000	6,728,000	(405,000)
Total	$11,719,000	$11,930,000	$(211,000)

The following table summarizes the accounts and the major reasons for the $211,000 decrease in “Cash”:

	Impact on Cash	Reason
Net income, adjusted for non-cash items	$2,221,000	To reconcile increase in cash.
Accounts receivable increase	(2,064,000)	Timing of cash receipts.
Inventories decrease	771,000	Decrease in inventory due to completed sales.
Customer deposits decrease	(261,000)	Decrease due completed sales.
Accounts payable decrease	(325,000)	Timing of disbursements.
Accrued expenses increase	290,000	Timing of disbursements.
Prepaid and Other Assets increase	(69,000)	Increased in prepaid expenses.
Income taxes payable decrease	(453,000)	Timing of disbursements.
Equipment purchases	(181,000)	Equipment and facilities upgrade.
Proceeds from exercise of stock options	11,000	Received from stock options.
Treasury stock purchases	(151,000)	Purchase of treasury stock.
Net decrease in cash	$(211,000)

Stockholders’ Equity – Stockholders’ Equity increased $1,340,000 from $17,792,000 at February 28, 2025 to $19,132,000 at November 30, 2025. The increase is a result of the current period’s net income of $1,249,000, proceeds from exercise of stock options of $10,000, and $232,000 in additional equity related to stock-based compensation awards. These increases were partially offset by treasury stock purchases of $151,000. The details of stock-based compensation awards are explained in Note 5 in our financial statements.

Operating Activities – Our operating activities provided $110,000 of cash in the first nine months of fiscal 2026 compared to providing $1,199,000 of cash in the first nine months of fiscal 2025, a decrease of $1,089,000. The decrease in cash provided by our operating activities was the result of an increase in accounts receivable and prepaid expenses combined with decreases in accounts payable, income taxes payable and customer deposit balances.

During the past year, we have experienced a shift in customer mix toward larger, more financially stable companies that generally operate under stricter standard payment terms. As a result, customer deposits decreased and accounts receivable increased, reflecting a normalization of payment practices relative to prior years when we secured high upfront deposits.

In the first nine months of fiscal 2026, our accounts receivable increased $2,064,000 when compared to the prior year period. The increase in accounts receivable is primarily due to revised payment terms provided to one customer that purchased eight units during the first nine months of fiscal 2026, with a total sales price of $5.9 million. After completion of the first quarter of fiscal 2026, the customer requested a modification to the timing of one of their scheduled payments due to a shift in their production plans from overseas to the United States. Because we had already collected a significant cash down payment on the order and we anticipated only a modest delay of approximately two months on a portion of the next payment, we accommodated the customer’s request. The customer has since returned to the originally agreed upon payment schedule. Based on our long-standing relationship and ongoing communications, we do not currently foresee any collection issues with this customer.

In the first nine months of fiscal 2026, our inventories decreased $772,000 when compared to the prior year. The decrease in inventories is due to the completion of customer orders in the first nine months of fiscal 2026.

In the first nine months of fiscal 2026, our income taxes payable decreased $453,000 when compared to the prior year. The decrease in income taxes payable is due to cash payments on our current year tax returns and required estimated payments.

Investing Activities – For the first nine months of fiscal 2026, our investing activities provided $224,000 of cash compared with providing $4,765,000 for the first nine months of fiscal 2025. For the first nine months of fiscal 2026 and 2025, we used $180,000 and $403,000 of cash, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements.

In the first nine months of fiscal 2026, net sales of marketable securities provided $405,000 of cash compared with providing $5,167,000 from the net sales of marketable securities in the prior year period.

Financing Activities – In the first nine months of fiscal 2026, we used $151,000 of cash for the purchase of treasury stock.

Net Increase in Cash and Cash Equivalents – In the first nine months of fiscal 2026, our cash balance increased by $193,000 compared to an increase of $5,964,000 in the first nine months of fiscal 2025. In the first nine months of fiscal 2026, our operating activities provided $110,000 of cash and net sales of our marketable securities provided $405,000. In addition, we used $181,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and we used $151,000 for the purchase of treasury stock.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of November 30, 2025 and November 30, 2024, there were no uncertain tax provisions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act introduces significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. The financial reporting implications of the Act were recorded in the income tax provision for the quarter and year to date periods ended November 30, 2025, in accordance with ASC 740, Income Taxes.

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

Research and Development Costs – The Act reinstates the ability for entities to immediately expense domestic research and development costs for tax years beginning after December 31, 2024. Certain small businesses may also retroactively expense research and development costs, which were capitalized under the TCJA during the calendar years 2022 – 2024.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses. This ASU provides entities the ability to use a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The purpose of this ASU is to simplify the estimation of credit losses on current accounts receivable and current contract assets accounted for ASC 606. This ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

Other than ASU 2023-09, ASU 2024-03 and ASU-2025-05 discussed above, accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements is not expected to have a material impact on the financial statements of the Company.

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

Although the Company's assets included $5,396,000 in cash and $6,324,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of November 30, 2025. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the third fiscal quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

None

Item 1A – Risk Factors

There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

None

Item 5. Other Information

(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.
(c)	During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended.

Item 6 – Exhibits and Reports

31.1 – 31.2 – Rule 13a - 14(a)/15d – 14(a) Certification

32.1– 32.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2026

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer