Form 10-K
period 2026-02-28
SONO TEK CORP
filed 2026-05-28
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 28, 2026

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

As of August 31, 2025 the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $51,231,358 computed by reference to the average of the bid and asked prices of the Common Stock on said date, which average was $3.41.

The Registrant had 15,713,747 shares of Common Stock outstanding as of May 19, 2026.

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

Our fiscal year ends on February 28, except in leap years when it ends on February 29. We refer to the fiscal year ended February 28, 2026 as “fiscal 2026” and use similar protocol for previous fiscal years.

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

We are a global business, and our geographical sales mix can vary from year to year depending on the timing of orders from customers. In fiscal 2026, 33% of our sales were from outside the U.S. and Canada.

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

To accomplish these objectives, we believe that we must judiciously deploy our monetary and human capital to expand our presence in our targeted markets and create broader offerings for our customers.

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

Research and Development

We believe that our long-term growth is dependent upon the development and commercialization of ultrasonic coating technologies to solve customers’ high value problems across a wide spectrum of applications in various industries, while also advancing the utility of our core technology. During fiscal 2026 and fiscal 2025, we spent $2,554,000 and $2,724,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services. As a percentage of sales, research and development expenses were 12% and 13% in fiscal 2026 and 2025, respectively.

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

Information Regarding Sales Outside the United States and Canada

During fiscal 2026 and fiscal 2025, net sales to customers outside the U.S. and Canada accounted for approximately $6,963,000, or 33% of total net sales, and $7,998,000, or 39% of total net sales, respectively. Our international sales have been impacted by changes in trade policies, including the imposition of new tariffs or other trade restrictions.

Employees

As of February 28, 2026, we employed 79 full-time and 10 part-time employees. We believe that relations with our employees are generally good.

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

Because we generally do not obtain firm, long-term volume purchase commitments from our customers, most of our sales are derived from individual purchase orders. We remain dependent upon securing new purchase orders in the future to sustain and grow our revenues. Accordingly, there is no assurance that our revenues and business will grow in the future. Our failure to maintain and expand our customer relationships could materially and adversely affect our business and results of operations.

In recent years, a few major customers and distributors have accounted for a significant portion of our revenue. Our revenue could decline if we are unable to maintain or develop relationships with additional customers or distributors and our results of operations could be adversely affected if any one of these customers is unable to meet their financial obligations to us.

For the year ended February 28, 2026, one customer accounted for approximately 28% of our net sales. For the year ended February 28, 2025, one customer accounted for approximately 11% of our net sales. If we are unable to diversify our customer base, our future results could be heavily dependent on these customers and distributors. Our dependence on a limited number of customers and distributors means that the loss of a major customer or distributor or any reduction in orders by a major customer or distributor would materially reduce our net sales and adversely affect our results of operations. As we continue our transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete equipment solutions and higher value subsystems, we expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future; however, these customers or our other customers, may not use our products at current levels in the future, if at all. Customer purchase orders may be delayed or cancelled, and order volume levels can be changed with loss of deposit as the only penalty. We may not be able to replace cancelled, delayed, or reduced purchase orders with new orders. If any one of these customers reduces its demand for our products, it will likely have a material adverse effect on our operations.

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

The US government has adopted a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign goods, including electronic components and devices, metal alloys, and potentially other parts used in our systems and machinery. Changes in United States trade policy could result in one or more of US trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

We sell our products around the world, and we expect to continue to derive a substantial portion of sales from outside the U.S. In addition, we are currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by geopolitical instability due to ongoing military conflicts in various regions, including war with Iran. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflicts or broader geopolitical tensions.

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

Geopolitical instability and the ongoing military conflict in Iran could adversely affect our business, financial condition, and results of operations.

The ongoing military conflict between the United States and Iran, which escalated in early 2026, has created significant volatility in global markets and remains a source of substantial uncertainty. We are subject to risks associated with this conflict, which may include, but are not limited to:

•	Supply Chain and Energy Disruptions: The closure or restricted passage of the Strait of Hormuz has historically accounted for approximately 20% of the world’s seaborne oil and liquefied natural gas (LNG) supply. Continued instability in this region has led to a surge in Brent crude prices (exceeding $110 per barrel in early April 2026) and increased costs for electricity, transportation, and raw materials. If we are unable to pass these increased costs to our customers, our profit margins will be negatively impacted.
•	Macroeconomic Pressure and Inflation: The conflict has exacerbated global inflationary pressures, leading to higher interest rates and a potential period of stagflation. Central bank policies responding to these conditions may restrict access to capital or increase our borrowing costs, limiting our ability to fund operations or strategic acquisitions.
•	Cybersecurity Threats: There is an increased risk of state-sponsored cyberattacks targeting U.S. critical infrastructure and private sector enterprises. Any successful breach of our systems—or the systems of our third-party providers—could result in the theft of intellectual property, disruption of services, and significant legal or reputational damage.
•	Sanctions and Regulatory Compliance: The U.S. government and its allies have implemented, and may continue to expand, stringent sanctions and export controls. Compliance with these evolving regulations is costly and may prevent us from engaging with certain customers, suppliers, or partners, particularly those with indirect ties to the region.
•	Market Volatility: Global equity and bond markets have experienced heightened volatility due to the conflict. A prolonged war could lead to a sustained "risk-off" sentiment among investors, potentially depressing our stock price and affecting our ability to raise equity financing.

The extent to which the conflict impacts our results will depend on future developments, including the duration of hostilities, the potential for regional escalation involving neighboring states, and the effectiveness of any diplomatic efforts to restore stability. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

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

We expect to expand our operations, including by expanding our internal resources, making possible acquisitions and entering new markets, and we intend to continue to focus on rapid growth, including organic growth and possibly acquisitions. The growth of our business could place significant strain on our management, operational and financial resources. To manage our future growth, we could be required to improve existing or implement new operational or financial systems, procedures and controls or expand, train and manage a growing employee base. Our failure to accomplish any of these tasks could materially and adversely affect our business. Even if we are successful in integrating future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment.

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

In addition to our net sales to customers within the U.S. and Canada, we may become increasingly dependent on net sales to customers outside the U.S. and Canada as we pursue expanding our business with customers worldwide. In the fiscal years ended February 28, 2026 and February 28, 2025, our net sales outside of the U.S. and Canada accounted for approximately 33% and 39%, respectively, of our total net sales. We continue to expect that a significant portion of our future revenues will be from international sales. As a result, the occurrence of any international, political, economic, or geographic event, including the imposition of tariffs and the onset of trade wars, could result in a significant decline in revenue. There are significant risks associated with conducting operations internationally, requiring significant financial commitments to support such operations. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others.

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

Inflationary Pressures and Rising Prices for Goods and Services.

Inflation rose sharply beginning in early 2021 and continued rising through 2022, leveling off in 2023 at rates not seen for over 40 years. Although the Federal Reserve has significantly increased interest rates in response to rising inflation, inflationary pressures, driven in part by evolving and uncertain US tariff policies, are currently expected to remain elevated throughout 2026. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not as able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

As a “smaller reporting company” we are able to take advantage of certain exceptions to disclosure requirements, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemption from providing a “Compensation Discussion and Analysis” section in our proxy statements; providing only two years of audited financial statements; and other “scaled” narrative business disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies.

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

To help protect us from a major cybersecurity incident that could have a material impact on operations or our financial results, the Company has implemented policies, programs and controls, including technology investments that focus on cybersecurity incident prevention, identification and mitigation. We have taken the following steps to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents that include, but are not limited to: penetration testing by a third party vendor, agent based security scanning that runs continuously, establishing information security policies and standards, implementing information protection processes and technologies, monitoring our information technology systems for cybersecurity threats and implementing cybersecurity training. In addition, we annually purchase a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Governance

Our Board of Directors is actively engaged in overseeing and reviewing our strategic direction and objectives, taking into account, among other considerations, our risk profile and related exposures, including oversight of risks from cybersecurity threats. As part of this oversight, management will update the Board periodically, and at least annually, on our cybersecurity program, including with respect to particular cybersecurity threats, cybersecurity incidents, new developments in our risk profile, the status of projects to strengthen our cybersecurity systems, assessments of our cybersecurity program, and the emerging threat landscape.

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

As of May 18, 2026, there were 80 record holders of our common stock and approximately 2,321 beneficial shareholders of our Common Stock.

We have not paid any cash dividends on our Common Stock since inception. Except as set forth in the following table, we intend to retain earnings, if any, for use in our business and for other corporate purposes.

ITEM 6	RESERVED

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; international hostilities, including war with Iran; the recovery of the Electronics/Microelectronics and Medical markets; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

We undertake no obligation to update any forward-looking statement.

Sono-Tek Corporation Fiscal Year 2026 Highlights (compared with fiscal 2025 unless otherwise noted)
We refer to the twelve-month periods ended February 28, 2026 and February 28, 2025 as fiscal 2026 and fiscal 2025, respectively.

•	Net Sales: Record $20.9 million, up 2% from $20.5 million in fiscal 2025, reflecting continued demand for high average selling price (“ASP”) production systems and growth in the Medical and Electronics/Microelectronics markets.

•	Gross Profit: $10.6 million, an increase of $821k or 8% from the prior year. Gross profit percentage increased to 51% from 48%, driven by favorable product mix and a higher concentration of domestic system shipments.

•	Operating Income: Increased $815,000 to $1.82 million compared to $1.01 million in fiscal 2025, reflecting improved operating leverage and higher-margin system sales.

•	Net Income: $1.8 million, up 42% from $1.27 million in fiscal 2025, reflecting strong margin expansion and improved profitability.

•	Backlog: Equipment and service-related backlog of $9.12 million at fiscal year-end, up from $8.67 million in the prior year, reaching an historically high fiscal year-end level.

•	Geography: US/Canada sales increased 12% or $1.4 million, driven by increased shipments of high-ASP production systems and a greater concentration of domestic revenue.

•	Product Categories: Integrated Coating Systems increased 91% or $3.37 million, driven by shipments of multiple high-ASP production systems. Fluxing Systems increased 53% or $246K. Multi-Axis Systems decreased 25% or -$2.62 million, primarily due to reduced demand in electrolysis-related applications.

•	End Markets: Medical increased 54% or $1.75 million driven by strong demand across drug eluting balloon coating, stent, and diagnostic applications. Electronics/Microelectronics increased 16% or $864K. Alternative/Clean Energy declined 19% or -$1.86 million, primarily due to reduced electrolysis-related demand driven by government policy changes, partially offset by strong solar system shipments.

•	Balance Sheet: No outstanding debt as of February 28, 2026, with cash, cash equivalents, and marketable securities totaling $14.8 million, compared to $11.9 million at the prior year-end.

•	Other Income: Interest income, dividend income, and unrealized losses on marketable securities totaled $442K, down $82K due to a slight reduction in interest rates and a decrease in unrealized gains.

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

We are a geographically diverse company with a presence either directly or through distributors and trade representatives in the United States and Canada, EMEA (Europe, Middle East and Africa), APAC (Asia Pacific) and Latin America (including Mexico). In fiscal 2026, approximately 33% of sales originated outside of the United States and Canada.

We have an established infrastructure of application process development laboratories located at our distributor sites in Japan, China, Germany, Singapore, South Korea and our home office in New York. These laboratories are equipped with Sono-Tek systems and technical personnel to conduct customer demonstrations and process development for new coating applications that our customers bring to us. Our engineering, service and sales teams all continue to grow as we expand our addressable markets and enhance our product line to include larger more sophisticated machinery and systems with increased capabilities.

We believe that the new products we have introduced, the new markets we have penetrated, and the expanded regions in which we now sell our products, are a strong foundation for our future sales growth and enhanced profitability.

Results of Operations

Sales and Gross Profit:

	Fiscal Year Ended
	February 28,	February 28	Change
	2026	2025	$	%
Net Sales	$20,909,000	$20,504,000	$405,000	2%
Cost of Goods Sold	10,349,000	10,765,000	(416,000)	(4%	)
Gross Profit	$10,560,000	$9,739,000	$821,000	8%

Gross Profit %	51%	48%

Gross profit increased $821,000, or 8% to $10,560,000 for fiscal 2026 compared with $9,739,000 in fiscal 2025. The gross profit percentage increased to 51% for fiscal 2026, compared to 48% for fiscal 2025.

In fiscal 2026 the increase in the gross profit percentage was influenced by product mix, including a favorable mix of mature high ASP systems with reduced manufacturing costs. In addition, sales to the United States were strong, which carry fewer distributor related expenses.

Product Sales:

	Twelve Months Ended
	February 28,	% of	February 28,	% of	Change
	2026	Total	2025	total	$	%
Fluxing Systems	$713,000	3%	$467,000	2%	$246,000	53%
In-Line Coating Systems	7,070,000	34%	3,703,000	18%	3,367,000	91%
Multi-Axis Coating Systems	8,055,000	39%	10,678,000	52%	(2,623,000)	(25%	)
OEM Systems	1,210,000	6%	1,484,000	7%	(274,000)	(18%	)
Other	3,861,000	18%	4,172,000	21%	(311,000)	(7%	)
TOTAL	$20,909,000		$20,504,000		$405,000	2%

Total sales for fiscal year 2026 increased by 2%, driven primarily by significant growth in Integrated Coating Systems and Fluxing Systems, partially offset by declines in Multi-Axis Coating Systems and other product categories.

In-Line Coating System sales increased by 91%, or $3,367,000, to $7,070,000 due to shipments of multiple high ASP production systems, including several systems delivered to a key customer in the solar energy market. This increase reflects continued success in transitioning customers from research and development systems to production-scale platforms.

Fluxing System sales increased 53%, or $246,000, to $713,000, primarily driven by increased demand in Asia.

Multi-Axis Coating System sales decreased by $2,623,000, or 25%, to $8,055,000, primarily due to reduced demand in electrolysis-related applications within the Alternative/Clean Energy market.

OEM System sales decreased 18%, or $274,000, to $1,210,000, and Other product sales declined 7%, or $311,000, to $3,861,000, reflecting normal variability in customer demand and order timing.

Overall, product mix in fiscal 2026 continued to shift toward higher-value, production-scale systems, consistent with the Company’s strategic focus on expanding its portfolio of complex, high-ASP coating solutions.

Market Sales:

	Twelve Months Ended
	February 28,	% of	February 28,	% of	Change
	2026	Total	2025	Total	$	%
Electronics/Microelectronics	$6,290,000	30%	$5,426,000	27%	$864,000	16%
Medical	5,004,000	24%	3,250,000	16%	1,754,000	54%
Alternative Energy	7,974,000	38%	9,838,000	48%	(1,864,000)	(19%	)
Emerging R&D and Other	66,000	0%	67,000	0%	(1,000)	(1%	)
Industrial	1,575,000	8%	1,923,000	9%	(348,000)	(18%	)
TOTAL	$20,909,000		$20,504,000		$405,000	2%

Sales to the Medical market increased $1,754,000, or 54%, to $5,004,000 in fiscal 2026 compared to $3,250,000 in fiscal 2025. The increase was driven by strong demand for coating systems used in applications such as balloon catheter manufacturing, specialty stent coating needs, and custom medical device applications.

Electronics/Microelectronics sales increased $864,000, or 16%, to $6,290,000 in fiscal 2026 compared to $5,426,000 in fiscal 2025, reflecting continued demand for electrically active coatings for diagnostic-related applications.

Sales to the Alternative/Clean Energy market decreased $1,864,000, or 19%, to $7,974,000 in fiscal 2026 compared to $9,838,000 in fiscal 2025. The decrease was primarily attributable to reduced demand for electrolysis-related systems, influenced by reductions and eliminations of government incentives, partially offset by solar-related system shipments earlier in the fiscal year.

Industrial sales decreased $348,000, or 18%, to $1,575,000 in fiscal 2026 compared to $1,923,000 in fiscal 2025, reflecting continued variability in demand for industrial coating applications.

Emerging R&D and Other sales remained relatively unchanged and continue to represent an increasingly smaller portion of total revenue. As customer applications progress from development-stage activity to commercial adoption, the related revenue opportunity typically transitions into our larger addressable end markets, including Medical, Electronics/Microelectronics, Alternative/Clean Energy and Industrial.

Geographic Sales:

	Twelve Months Ended
	February 28,	February 28,	Change
	2026	2025	$	%
U.S. & Canada	$13,946,000	$12,506,000	$1,440,000	12%
Asia Pacific (APAC)	2,630,000	2,758,000	(128,000)	(5%	)
Europe, Middle East, Africa (EMEA)	3,742,000	4,431,000	(689,000)	(16%	)
Latin America	591,000	809,000	(218,000)	(27%	)
TOTAL	$20,909,000	$20,504,000	$405,000	2%

In fiscal 2026, approximately 67% of our sales were to US and Canadian customers. This is compared to 61% in fiscal 2025, reflecting a continued shift toward domestic, production-oriented customers and higher-value system shipments.

Sales in the United States and Canada increased $1,440,000, or 12%, to $13,946,000 in fiscal 2026 compared to $12,506,000 in fiscal 2025. This increase was driven by increased shipments of production systems with high ASPs, including significant system deliveries to a major solar customer, as well as a greater concentration of revenue from domestic customers where we benefit from lower distribution and logistical costs.

Sales in international markets declined, with Asia Pacific decreasing $128,000, or 5%, to $2,630,000, Europe, Middle East and Africa decreasing $689,000, or 16%, to $3,742,000, and Latin America decreasing $218,000, or 27%, to $591,000. These decreases reflect variability in regional demand and the timing of system shipments.

Operating Expenses:

	Twelve Months Ended
	February 28,	February 28,	Change
	2026	2025	$	%
Research and product development	$2,554,000	$2,724,000	$(170,000)	(6%	)
Marketing and selling	3,525,000	3,678,000	(153,000)	(4%	)
General and administrative	2,656,000	2,327,000	329,000	14%
Total Operating Expenses	$8,735,000	$8,729,000	$6,000	0%

Research and Product Development:

Research and product development costs decreased $170,000 to $2,554,000 for fiscal 2026 due to a decrease in salary associated with the departure of a senior engineer, a decrease in research and development materials, supplies, insurance expense and travel expenses. These decreases were partially offset by additional lab salaries.

Marketing and Selling:

Marketing and selling expenses decreased $153,000 to $3,525,000 for fiscal 2026 due to a decrease in salary expense, a decrease in travel and trade show expenses and a decrease in commission expense.

During fiscal 2026, we expended approximately $568,000 for travel and trade show expenses compared with $595,000 for the prior fiscal year, a decrease of $27,000. Our sales and marketing costs are variable, and a large portion of the costs are dependent upon trade shows and where geographically our sales are generated. We anticipate that our costs will increase in the future as we increase our trade show presence and the potential change in geographic origin of our sales from our in-house sales team to our external distributors.

In fiscal 2026, we expended approximately $635,000 for commissions as compared with $767,000 for the prior fiscal year, a decrease of $132,000. The decline was driven by a higher mix of sales closed directly by our in-house team. Our in-house team earns a consistent commission percentage on all sales. When sales are made through distributors or manufacturer representatives, we also incur their additional commissions (and related channel costs), which increase total selling costs. The shift toward direct sales reduced those third-party costs in the current period.

We expect our marketing and sales expenses to increase in fiscal 2027 as we invest in additional sales personnel, forward deployed engineering personnel, and programming talent to support new business opportunities, particularly those associated with production systems that have high ASPs to drive future growth.

General and Administrative:

General and Administrative (G&A) costs increased $329,000 to $2,656,000 for fiscal 2026 due to an increase in salaries, insurance expense, corporate expenses, stock-based compensation and other expenses. These increases were partially offset by a decrease in professional fees.

In fiscal 2026 stock-based compensation expense increased $69,000 to $317,000, compared with $248,000 in fiscal 2025. The increase in stock-based compensation expense in fiscal 2026 is due to option awards that were issued in the prior fiscal year. Option awards are expensed over three years based on vesting terms.

In the fourth quarter of fiscal 2024, we were notified by the State of California that we were required to collect sales tax on our shipments to customers in California. In connection with previous taxable sales, we collected approximately $86,000 of delinquent sales tax from our customers in fiscal 2025. As of February 29, 2024, on the basis of a preliminary analysis of our sales to our California customers commencing on April 1, 2019, we recorded an accrual in the amount of $138,000 for the estimated sales tax, penalties and interest that we may have been required to remit to the State of California.

In the second quarter of fiscal 2025, we filed all necessary sales tax returns with the State of California. Our net expense for sales tax and interest amounted to $72,000. In the second quarter of fiscal 2025, we reversed the remaining accrual of $66,000. This reversal is recorded in general and administrative expenses.

Operating Income:

Our operating income increased $815,000 or 81%, to $1,825,000 in fiscal 2026 compared with $1,010,000 for the prior fiscal year. Operating margin for fiscal 2026 increased to 9% compared with 5% in fiscal 2025. In fiscal 2026, the increase in gross profit was the key factor in the increase in operating income.

Interest and Dividend Income:

Interest and dividend income decreased $45,000 to $444,000 for fiscal 2026 as compared with $489,000 for the prior fiscal year, reflecting a minor reduction in interest rates earned on our cash balances in fiscal 2026. Our present investment policy is to invest excess cash in highly liquid, low risk US Treasury securities and certificates of deposit. At February 28, 2026, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded an income tax expense of $461,000 for fiscal 2026 compared with $261,000 for the prior fiscal year. The increase in income tax expense in fiscal 2026 is due to the current year’s increase in income before income taxes offset by the application of available research and development tax credits.

The deferred tax asset decreased approximately $384,000, to $1,142,000 at February 28, 2026 from $1,525,000 at February 28, 2025. Additionally, the deferred tax liability decreased approximately $76,000, to $56,000 at February 28, 2026 from $132,000 at February 28, 2025. The net decrease in the deferred tax asset and liability was approximately $307,000 for fiscal 2026. This decrease is primarily due to the retroactive expensing of research and development expenses that were capitalized for tax purposes, prior to the enactment of the One Big Beautiful Bill Act (the “Act” or “OBBBA”) on July 4, 2025.

The Act introduced significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. The financial reporting implications of the Act were recorded in the income tax provision for fiscal 2026, in accordance with ASC 740, Income Taxes.

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

Research and Development (“R&D”) Costs – The Act reinstates the ability for entities to immediately expense domestic R&D costs for tax years beginning after December 31, 2024. Certain small businesses may also retroactively expense R&D costs, which were capitalized under the TCJA during the calendar years 2022 – 2024.

In accordance with the Act, for the fiscal year ended February 28, 2026, the Company has expensed the R&D costs incurred for the current calendar year end. Pursuant to the Act, R&D costs amounts previously capitalized and recorded as a deferred tax asset now are eligible to be expensed in full verses being amortized periodically over a five year term.  Any prior year R&D amounts capitalized and not utilized in the current year will be carried over as a deferred tax asset. Some states have decoupled from the federal tax provisions of the Act and continue to follow the prior tax laws per the 2017 Tax Cuts and Jobs Act for capitalizing and amortizing R&D costs. The expensing of these costs is subject to taxable income limitations.

Net Income:

Net income increased $533,000 or 42%, to $1,806,000 for fiscal 2026 compared with $1,273,000 for the prior fiscal year. The increase in net income in fiscal 2026 is a result of an increase in gross profit offset by a slight increase in operating expenses and partially offset by an increase in income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $2,735,000 to $16,236,000 at February 28, 2026 from $13,501,000 at February 28, 2025. The increase in working capital was primarily the result of the current year’s net income and non-cash charges partially offset by purchases of equipment and redemptions of the Company’s stock.

We aggregate cash and cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At February 28, 2026 and February 28, 2025, our working capital included:

	February 28, 2026	February 28, 2025	Cash Increase
Cash and cash equivalents	$7,339,000	$5,202,000	$2,137,000
Marketable securities	7,470,000	6,728,000	742,000
Total	$14,809,000	$11,930,000	$2,879,000

The following table summarizes the accounts and the major reasons for the $2,879,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, after adjustments to reconcile to net cash	$3,196,000	To reconcile increase in cash.
Accounts receivable increase	(1,003,000)	Decrease due to timing of receipts.
Inventories decrease	454,000	Decrease due to strong shipments in the fourth quarter of fiscal 2026.
Customer deposits increase	657,000	Received for new orders.
Accounts payable	179,000	Timing of disbursements.
Accrued expenses	509,000	Timing of disbursements.
Prepaid and Other Assets increase	(507,000)	Increase in prepaid expenses.
Income taxes payable decrease	(241,000)	Timing of disbursements.
Equipment purchases	(224,000)	Equipment and facilities upgrade.
Proceeds from exercise of stock options	10,000	Received from exercise of stock options.
Treasury stock purchase	(151,000)	Purchase of treasury stock.
Net increase in cash	$2,879,000

During fiscal 2026 the net increase in our marketable securities was $742,000. This increase is included in the net increase in cash in the table above.

Stockholders’ Equity – Stockholders’ Equity increased $1,982,000 from $17,792,000 at February 28, 2025 to $19,774,000 at February 28, 2026. The increase is a result of the current year’s net income of $1,806,000, proceeds from exercise of stock options of $11,000, and $317,000 in additional equity related to stock-based compensation awards. These increases were partially offset by treasury stock purchases of $151,000. The details of stock-based compensation awards are explained in Note 4 in our financial statements.

During fiscal 2025 and fiscal 2026, we acquired a total of 44,091 shares of our common stock pursuant to a Stock Repurchase Plan which terminated in January 2026. Such shares were held as treasury stock until February 2026 when they were canceled, becoming authorized but unissued.

Operating Activities – We generated $3,246,000 of cash in our operating activities in fiscal 2026 compared with generating $525,000 in fiscal 2025, an increase of $2,721,000. The increase in cash generated by operating activities was the result of increases in accounts payable, accrued expenses, an increase in customer deposits and a decrease in inventories. These sources of cash were partially offset by an increase in accounts receivable, an increase in prepaid expenses and an increase in income taxes payable.

In fiscal 2026, our accounts receivable increased $1,003,000 when compared to the prior year. The increase in accounts receivable is primarily due to a large number of sales occurring in the fourth quarter of fiscal 2026.

In fiscal 2026, customer deposit balances increased $657,000 when compared to the prior year. The increase in customer deposits is primarily due to a large number of shipments occurring in the fourth quarter of fiscal 2026.

Investing Activities – In fiscal 2026, our investing activities used $968,000 of cash compared with providing $2,550,000 in fiscal 2025. Capital spending in fiscal 2026 was $225,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements. This compares with $469,000 for the prior year period.

In fiscal 2026, we used $743,000 of cash for the purchase of marketable securities compared with $3,019,000 being generated in fiscal 2025.

Bank Credit Facilities:

We currently have a revolving credit line of $1,500,000 and a $750,000 equipment purchase facility, both of which are with a bank. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving line of credit is payable on demand and must be retired for a 30-day period, once annually. As of February 28, 2026, there were no outstanding borrowings under the line of credit.

Backlog

At the end of fiscal year 2026, our total backlog amounted to $9,117,000, comprised of $8,968,000 in equipment backlog and $149,000 in services-related backlog.

Off - Balance Sheet Arrangements

We do not have any Off - Balance Sheet Arrangements as of February 28, 2026.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Based on management’s estimate, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Management evaluates the valuation allowance based on current estimates and historical experience. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2026 and February 28, 2025, there were no uncertain tax provisions.

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

In accordance with the Act, for the fiscal year ended February 28, 2026, the Company has expensed the R&D costs incurred for the current calendar year end. Pursuant to the Act, R&D costs amounts previously capitalized and recorded as a deferred tax asset now are eligible to be expensed in full verses being amortized periodically over a five year term. Any prior year R&D amounts capitalized and not utilized in the current year will be carried over as a deferred tax asset. Some states have decoupled from the federal tax provisions of the Act and continue to follow the prior tax laws per the 2017 Tax Cuts and Jobs Act for capitalizing and amortizing R&D costs. The expensing of these costs is subject to taxable income limitations.

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

Our financial statements are presented on pages F-1 to F-17 of this Report.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of and for the year ended February 28, 2026. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION - None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. – Not Applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors

Name	Age	Position with the Company

Christopher L. Coccio, Ph.D.	85	Executive Chairman and Director
R. Stephen Harshbarger	58	Chief Executive Officer, President and Director
Eric Haskell, CPA	79	Director*
Adeniyi Lawal, Ph.D.	69	Director
Carol O’Donnell	69	Director*
Joseph Riemer, Ph.D.	77	Director
Kirk Warshaw, CPA	68	Director*

*Member of the Audit Committee.

Our Board of Directors is divided into two classes. The directors in each class serve for a term of two years. The terms of the classes are staggered so that only one class of directors is elected at each annual meeting of our shareholders. The terms of Mr. Haskell, Dr. Lawal and Ms. O’Donnell run until the annual meeting to be held in 2026, and in each case until their respective successors are duly elected and qualified. The terms of Drs. Coccio and Riemer and Messrs. Harshbarger and Warshaw run until the annual meeting to be held in 2027.

Audit Committee

We have a separate designated standing Audit Committee established and administered in accordance with SEC rules. The three members of the Audit Committee are Eric Haskell, CPA (who serves as Chairman of the Audit Committee), Carol O’Donnell and Kirk Warshaw, CPA. The Board of Directors has determined that each member of the Audit Committee meets the independence criteria prescribed by NASDAQ governing the qualifications for audit committee members and each Audit Committee member meets NASDAQ’s financial knowledge requirements. The Board of Directors has determined that Mr. Haskell qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC.

The Audit Committee is responsible for (i) selecting an independent public accountant for ratification by the stockholders, (ii) reviewing material accounting items affecting the consolidated financial statements of the Company, and (iii) reporting its findings to the Board of Directors.

Compensation Committee

The Company’s executive compensation is administered by the Compensation Committee of the Board of Directors. The members of the Compensation Committee are Carol O’Donnell (who serves as Chairperson of the Compensation Committee), Dr. Lawal and Mr. Haskell, whom have been determined by the Board to be independent in accordance with NASDAQ’s requirement for independent director oversight of executive officer compensation.

Nominating Committee

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors.

Family Relationships

There are no family relationships between any of our directors and officers.

Identification of Executive Officers

Name	Age	Position with the Company

Stephen J. Bagley, CPA	63	Chief Financial Officer
Christopher C. Cichetti	44	Chief Operating Officer
Christopher L. Coccio, Ph.D.	85	Executive Chairman and Director
R. Stephen Harshbarger	58	Chief Executive Officer, President and Director
Maria T. Kuha	49	Vice President – Manufacturing Operations

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

CAROL O’DONNELL has been a Director since November 2018. Ms. O’Donnell joined Protégé Partners, an industry leading firm investing in and seeding smaller and emerging hedge fund managers in 2016 and has served as Chief Executive Officer since 2018. She also provides consulting services to OpenDeal, Inc., a financial services company. Prior to joining Protégé Partners, Ms. O’Donnell was the Director of Legal and Compliance with DARA Capital US, Inc., a Swiss-owned boutique registered investment advisory and wealth management firm from 2013 to 2016. She also served as General Counsel to Boothbay Fund Management LLC, a registered investment adviser, from December 2019 through May 2021, and was General Counsel and Chief Compliance Officer of each of the Permal Group and Framework Investment Group from 2004 through 2011 and from 2002 to 2004, respectively. Ms. O’Donnell is a director of Apimeds Pharmaceuticals US, Inc., a New York Stock Exchange listed company (NYSE: APUS), and a trustee of various family trusts. Ms. O’Donnell is admitted to practice law in the State of Connecticut.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Directors, executive officers and persons who own more than ten percent of our common stock to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes of beneficial ownership of common stock. Such persons are also required by Securities and Exchange Commission regulations to furnish us with copies of all such reports. Based solely on a review of such filings, during the year ended February 28, 2026, all of our Directors and executive officers and holders of more than ten percent of our stock have made timely filings of such reports.

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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, and by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us~~.~~

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth the aggregate remuneration paid or accrued by the Company for fiscal 2026 and fiscal 2025 for each named officer of the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards[1] ($)	All Other Compensation[2]	Total ($)
R. Stephen Harshbarger CEO, President and Director	2026 2025	274,000 265,000	63,400 50,500	0 0	60,000 60,000	10,700 10,000	408,100 385,500
Stephen J. Bagley Chief Financial Officer	2026 2025	191,300 185,000	47,000 37,400	0 0	25,000 25,000	7,400 7,200	270,700 254,600
Christopher C. Cichetti Chief Operating Officer	2026 2025	200,000 200,000	47,000 37,400	0 0	45,000 90,000	8,000 7,400	300,000 334,800

[1]	Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.
[2]	All Other Compensation represents Company contributions to the Company’s 401K plan.

Officer Compensation Arrangements

During fiscal 2026, Mr. Harshbarger was compensated at the rate of $274,000 per annum.

During fiscal 2026, Mr. Bagley was compensated at the rate of $191,300 per annum.

During fiscal 2026, Mr. Cichetti was compensated at the rate of $200,000 per annum.

In addition, each named officer earned bonus compensation based on the achievement of certain operating objectives.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

R. Stephen Harshbarger	5,815	—	6.05	11/18/2031
CEO, President and Director	16,340	—	6.26	02/17/2032
	3,937	—	5.96	11/17/2032
	3,726	932	5.00	11/16/2033
	10,425	12,741	4.12	08/22/2034
	—	29,268	3.25	08/21/2035

Stephen J. Bagley	2,750	—	4.45	01/15/2031
Chief Financial Officer	9,804	—	6.26	02/17/2032
	1,969	—	5.96	11/17/2032
	1,863	466	5.00	11/16/2033
	4,344	5,309	4.12	08/22/2034
	—	12,195	3.25	08/21/2035

Christopher C. Cichetti	2,750	—	4.45	01/15/2031
Chief Operating Officer	9,804	—	6.26	02/17/2032
	1,969	—	5.96	11/17/2032
	1,863	466	5.00	11/16/2033
	4,969	1,242	5.00	11/16/2033
	15,637	19,112	4.12	08/22/2034
	—	21,951	3.25	08/21/2035

Estimated Payments and Benefits Upon Termination or Change in Control

The Company has entered into Executive Agreements with Stephen J. Bagley, the Company’s Chief Financial Officer, Christopher Cichetti, the Company’s Chief Operating Officer, Christopher L. Coccio, the Company’s Executive Chairman and R. Stephen Harshbarger, the Company’s Chief Executive Officer. The agreements provide that in the event of a change of control of the Company followed by a termination of the executives’ employment under certain circumstances, the officers shall receive severance payments equal to two years of the executive’s annual base, commissions and bonus compensation paid by the Company for the previous calendar year.

Based on last year’s salary arrangements, if the rights of the foregoing officers were to be triggered following a change of control, they would be entitled to the following payments from the Company: Stephen J. Bagley $455,000, Christopher Cichetti $475,000, Christopher L. Coccio $406,000 and R. Stephen Harshbarger $645,000.

Severance Agreements

The Company has entered into severance agreements with Stephen J. Bagley, Chief Financial Officer, Christopher Cichetti, Chief Operating Officer, Christopher L. Coccio, Executive Chairman and R. Stephen Harshbarger Chief Executive Officer and President. The agreements provide that in the event of termination of the executive’s employment, other than for cause, the officers shall receive severance payments equal to two weeks of compensation for each full year employed by the Company.

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

Compensation of Directors

Each non-employee director receives $2,500 for each meeting attended. Directors who are employees of the Company receive no additional compensation for serving as directors. For the year ended February 28, 2026, director compensation was as follows:

2026 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christopher Coccio	—	—	50,000[1]	—	—	220,800[2]	270,800
Eric Haskell	5,000	—	12,000[3]	—	—	—	17,000
Adeniyi Lawal	7,500	—	12,000[4]	—	—	—	19,500
Carol O’Donnell	7,500	—	12,000[5]	—	—	—	19,500
Philip Strasburg[6]	5,000[6]	—	—	—	—	—	5,000
Joseph Riemer	7,500	—	12,000[7]	—	—	—	19,500
Kirk Warshaw	7,500	—	12,000[8]	—	—	—	19,500

[1]	During fiscal 2026, Dr. Coccio received a grant of 29,240 options exercisable at $3.25 per share. At the end of fiscal 2026, Dr. Coccio held an aggregate of 99,744 stock options.
[2]	Represents salary of $160,000 and bonus of $54,000 paid to Dr. Coccio during fiscal 2026 in connection with his service as Executive Chairman and a Company contribution of $6,800 to the Company’s 401k plan.
[3]	During fiscal 2026, Mr. Haskell received a grant of 7,018 options exercisable at $3.25 per share. At the end of fiscal 2026, Mr. Haskell held an aggregate of 35,377 stock options.
[4]	During fiscal 2026, Dr. Lawal received a grant of 7,018 options exercisable at $3.25 per share. At the end of fiscal 2026, Dr. Lawal held an aggregate of 12,351 stock options.
[5]	During fiscal 2026, Ms. O’Donnell received a grant of 7,018 options exercisable at $3.25 per share. At the end of fiscal 2026, Ms. O’Donnell held an aggregate of 25,377 stock options.
[6]	Mr. Strasburg did not stand for reelection as a Director and his term concluded in August 2025 upon completion of the Company’s annual meeting of stockholders.
[7]	During fiscal 2026, Dr. Riemer received a grant of 7,018 options exercisable at $3.25 per share. At the end of fiscal 2026, Dr. Riemer held an aggregate of 27,377 stock options.
[8]	During fiscal 2026, Mr. Warshaw received a grant of 7,018 options exercisable at $3.25 per share. At the end of fiscal 2026, Mr. Warshaw held an aggregate of 7,018 stock options.

Option awards in the above table are calculated using the Black-Scholes options pricing model which is further discussed in Note 4 – Stock Based Compensation, in the Company’s consolidated financial statements.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished as of May 19, 2026 to indicate beneficial ownership of the Company's Common Stock by each Director, by each named executive officer, by all Directors and executive officers as a group, and by each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Such information has been furnished to the Company by the indicated owners. Unless otherwise indicated, the named person has sole voting and investment power.

Name (and address if more than 5%) of Beneficial owner	Amount Beneficially Owned		Percent
Directors and Officers
*Stephen J. Bagley	54,169	[1]	**
*Christopher Cichetti	36,992	[2]	**
*Christopher L. Coccio	370,673	[3]	2.35%
*R. Stephen Harshbarger	305,521	[4]	1.94%
*Eric Haskell	33,850	[5]	**
*Adeniyi Lawal	2,400		**
*Carol O’Donnell	36,691	[6]	**
*Joseph Riemer	34,903	[7]	**
*Kirk Warshaw	1,000		**

All Executive Officers and Directors as a Group	886,709	[8]	5.57%

Additional 5% owners
Emancipation Management LLC[9,10] Charles Frumberg[9,10] Circle N Advisors, LLC[9,10]	5,472,052		34.82%
V. Adah Nicklin[11]	915,599		5.83%
Dawn Cupero[12]	924,289		5.88%

The above ownership percentages are based on 15,713,747 shares outstanding as of May 19, 2026.

*	c/o Sono-Tek Corporation, 2012 Route 9W, Milton, NY 12547.
**	Less than 1%
[1]	Includes 19,915 options currently exercisable issued under the Company’s Stock Incentive Plans.
[2]	Includes 36,992 options currently exercisable issued under the Company’s Stock Incentive Plans.
[3]	Includes 4,000 shares held in the name of Dr. Coccio’s wife and 57,226 options currently exercisable issued under the Company’s Stock Incentive Plans.
[4]	Includes 40,243 options currently exercisable issued under the Company’s Stock Incentive Plans.
[5]	Includes 24,691 options currently exercisable issued under the Company’s Stock Incentive Plans.
[6]	Includes 14,691 options currently exercisable issued under the Company’s Stock Incentive Plans.
[7]	Includes 16,241 options currently exercisable issued under the Company’s Stock Incentive Plans.

[8]	The group total includes 219,826 options currently exercisable issued under the Company’s Stock Incentive Plans. The group total does not include 214,461 options that are currently unexercisable. The group total includes 683 shares and 9,857 currently exercisable options held by Maria Kuha, a Vice President.
[9]	Emancipation Management LLC, Charles Frumberg and Circle N Advisors share the power to dispose or to direct the disposition of these shares. The Company does not consider these holders to be “affiliates” of the Company.
[10]	The address of this person is 1065 Main Street, Suite F, PO Box 336, Fishkill, NY 12524.
[11]	The address of this person is 3 Rivers Edge, Newburgh, NY 12550.
[12]	The address of this person is 308 Schubauer Dr, Cary, NC 27513.

Securities Authorized for Issuance Under Equity Compensation Plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	195,810	$5.01	—
2023 Stock Incentive Plan	395,201	$3.83	2,104,799

Total	591,011		2,104,799

Description of Equity Compensation Plans:

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan (the "2013 Plan"), up to 2,500,000 options and shares had been available for grant to officers, directors, consultants and employees of the Company and its subsidiaries. No additional options or shares could be granted under the 2013 Plan after June 2023. Under the 2013 Plan options expire ten years after the date of grant. As of February 28, 2026, there were 195,810 options outstanding under the 2013 Plan.

2023 Stock Incentive Plan

In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. There are currently 395,201 options outstanding under the 2023 Plan.

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

Transactions with Related Persons – None

Independence of Directors

The Company’s Board of Directors is comprised of five “independent directors”, as that term is defined under NASDAQ rules, and two directors who are not “independent directors”. The Company’s “independent directors” are Eric Haskell, Carol O’Donnell, Joseph Riemer, Adeniyi Lawal and Kirk Warshaw. Christopher L. Coccio and R. Stephen Harshbarger are current employees of the Company and therefore are not considered independent.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For fiscal 2026 and 2025 the Company paid or accrued fees of approximately $242,000 and $185,000, respectively, for services rendered by CBIZ CPAs, its independent auditors. These fees included audit and review services.

Audit Related Fees - None

Tax Fees - None

All Other Fees – None

Pre-Approval Policies and Procedures

The Audit Committee’s current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by the Company’s independent auditor to assure that the provision of these services does not impair the independence of the auditor. The Audit Committee pre-approved all audit and non-audit services rendered by the Company’s principal accountants in fiscal 2026 and fiscal 2025.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Ex. No.	Description
3(a)[1]	Certificate of Incorporation of the Company and all amendments thereto.
3(b)[2]	By-laws of the Company as amended.
4(a)[3]	Description of Securities
10(a)[4]	Sono-Tek Corporation 2013 Stock Incentive Plan.
10(b)[5]	Sono-Tek Corporation 2023 Stock Incentive Plan.
10(c)[6]	Letter Agreement between Sono-Tek Corporation and Christopher L. Coccio dated October 20, 2017.
10(d)[6]	Letter Agreement between Sono-Tek Corporation and R. Stephen Harshbarger dated October 20, 2017.
10(e)[6]	Letter Agreement between Sono-Tek Corporation and Stephen J. Bagley dated October 20, 2017.
10(f)[7]	Amended and Restated Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(g)[7]	Addendum to Loan Agreement (Flexline) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(h)[7]	Addendum to Loan Agreement (Loan Limit) between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(i)[7]	Loan Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(j)[7]	Amended and Restated Revolving Demand Note between Sono-Tek Corporation and M&T Bank dated January 17, 2019 .
10(k)[7]	Security Agreement between Sono-Tek Corporation and M&T Bank dated January 17, 2019.
10(l)[8]	Letter Agreement between Sono-Tek Corporation and Christopher Cichetti dated October 20, 2017.
10(m)9	Executive Agreement by and between the Company and R. Stephen Harshbarger dated as of November 5, 2025.
10(n)9	Executive Agreement by and between the Company and Christopher L. Coccio dated as of November 5, 2025.
10(o)9	Executive Agreement by and between the Company and Stephen J. Bagley dated as of November 5, 2025.
10(p)9	Executive Agreement by and between the Company and Christopher Cichetti dated as of November 5, 2025.
19[8]	Insider Trading Policies and Procedures
14[10]	Code of Ethics.
21[11]	Subsidiaries of Issuer.
23.1[11]	Consent of CBIZ CPAs P.C.
31.1[11]	Rule 13a-14/15d – 14(a) Certification.
31.2[11]	Rule 13a-14/15d – 14(a) Certification.
32.1[11]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2[11]	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97[12]	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS[14]	XBRL Instance Document — This instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH[11]	XBRL Taxonomy Extension Schema Document.
101.CAL[11]	XBRL Taxonomy Calculation Linkbase Document.
101.DEF[11]	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB[11]	XBRL Extension Label Linkbase Document.
101.PRE[11]	XBRL Taxonomy Extension Presentation Linkbase Document.
104[11]	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1]	Incorporated herein by reference to the Company’s Registration Statement No. 333-11913 on Form S-8 filed on February 18, 2004.
[2]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 7, 2019 and filed with the Securities and Exchange Commission on March 13, 2019.
[3]	Incorporated herein by reference to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on August 26, 2021.
[4]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 25, 2013.
[5]	Incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on July 20, 2023.
[6]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2018.
[7]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 28, 2019.
[8]	Incorporated herein by reference to the Company’s Form 10-K for the year ended February 29, 2024.
[9]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 5, 2025 and filed with the Securities and Exchange Commission on November 12, 2025.
[10]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 24, 2020 and filed with the Securities and Exchange Commission on September 17, 2020.
[11]	Filed herewith.
[12]	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 16, 2023 and filed with the Securities and Exchange Commission on November 17, 2023.

ITEM 16	10-K SUMMARY

None.

SONO-TEK CORPORATION

FORM 10-K

ITEM 8

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

FOR THE YEARS ENDED FEBRUARY 28, 2026 and February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
CBIZ CPAs P.C. (PCAOB ID No: 199)

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of February 28, 2026 and February 28, 2025

Consolidated Statements of Income

For the Years Ended February 28, 2026 and February 28, 2025

Consolidated Statements of Stockholders' Equity

For the Years Ended February 28, 2026 and February 28, 2025

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2026 and February 28, 2025

Notes on Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Sono-Tek Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sono-Tek Corporation (the “Company”) as of February 28, 2026 and 2025, the related consolidated statements of income, stockholders’ equity and cash flows for the years ended February 28, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for the years ended February 28, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, NJ

May 28, 2026

SONO-TEK CORPORATION
CONSOLIDATED BALANCE SHEETS

	February 28, 2026	February 28 2025
ASSETS
Current Assets:
Cash and cash equivalents	$7,339,403	$5,202,361
Marketable securities	7,469,649	6,727,678
Accounts receivable (less allowance for credit losses of $12,225, respectively)	3,350,953	2,347,764
Inventories	3,923,350	4,474,401
Prepaid expenses and other current assets	743,295	236,261
Total current assets	22,826,650	18,988,465

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,173,443	2,610,600
Intangible assets, net	29,791	37,386
Deferred tax asset	1,141,611	1,525,185

TOTAL ASSETS	$26,421,495	$23,411,636

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,038,885	$859,483
Accrued expenses	2,227,401	1,718,574
Customer deposits	3,069,743	2,413,195
Income taxes payable	255,398	496,055
Total current liabilities	6,591,427	5,487,307

Deferred tax liability	55,909	132,134

Total Liabilities	6,647,336	5,619,441

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,710,389 issued and outstanding as of February 28, 2026, and 15,751,153 issued and 15,749,037 outstanding as of February 28, 2025	157,104	157,512
Additional paid-in capital	10,186,858	10,018,034
Accumulated earnings	9,430,197	7,624,516
Treasury stock, at cost, 2,116 shares as of February 28, 2025	—	(7,867)

Total stockholders’ equity	19,774,159	17,792,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,421,495	$23,411,636

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 28, 2026	February 28, 2025

Net Sales	$20,909,315	$20,504,381
Cost of Goods Sold	10,349,373	10,765,362
Gross Profit	10,559,942	9,739,019

Operating Expenses
Research and product development	2,553,898	2,724,482
Marketing and selling	3,525,239	3,677,915
General and administrative	2,655,836	2,326,582
Total Operating Expenses	8,734,973	8,728,979

Operating Income	1,824,969	1,010,040

Other Income:
Interest and dividend income	443,588	488,504
Net unrealized (loss) gain on marketable securities	(1,498)	35,548
Income before Income Taxes	2,267,059	1,534,092

Income Tax Expense	461,378	260,678

Net Income	$1,805,681	$1,273,414

Basic Earnings Per Share	$0.11	$0.08

Diluted Earnings Per Share	$0.11	$0.08

Weighted Average Shares – Basic	15,718,796	15,750,997

Weighted Average Shares – Diluted	15,733,825	15,770,102

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	Common Stock Par Value $.01		Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance - February 29, 2024	15,750,880	$157,509	$9,770,387	$6,351,102	—	$16,278,998

Stock-based compensation expense			247,650			247,650
Cashless exercise of stock options	273	3	(3)			—
Treasury stock purchased					(7,867)	(7,867)
Net Income				1,273,414	—	1,273,414
Balance - February 28, 2025	15,751,153	$157,512	$10,018,034	$7,624,516	(7,867)	$17,792,195

Stock-based compensation expense			316,792			316,792
Proceeds from exercise of stock options	3,327	33	10,580			10,613
Treasury stock purchased					(151,122)	(151,122)
Treasury stock retired	(44,091)	(441)	(158,548)		158,989	—
Net Income				1,805,681		1,805,681
Balance - February 28, 2026	15,710,389	$157,104	$10,186,858	$9,430,197	—	$19,774,159

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 28, 2026	February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,805,681	$1,273,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669,311	700,535
Stock-based compensation expense	316,792	247,650
Inventory write-off	97,165	81,389
Unrealized loss/(gain) on marketable securities	1,498	(35,548)
Deferred income tax benefit, net	307,348	(366,608)
(Increase) Decrease in:
Accounts receivable	(1,003,189)	(877,053)
Inventories	453,886	666,189
Prepaid expenses and other assets	(507,034)	(28,523)
(Decrease) Increase in:
Accounts payable	179,402	(190,259)
Accrued expenses	508,827	(20,904)
Customer deposits	656,548	(1,006,511)
Income taxes payable	(240,657)	81,248
Net Cash Provided by Operating Activities	3,245,578	525,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(224,558)	(468,798)
Sale of marketable securities	3,045,439	17,668,060
Purchase of marketable securities	(3,788,908)	(14,648,839)
Net Cash (Used in)/Provided by Investing Activities	(968,027)	2,550,423

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	10,613	—
Purchase of treasury stock	(151,122)	(7,867)
Net Cash (Used in) Financing Activities	(140,509)	(7,867)

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS	2,137,042	3,067,575

CASH AND CASH EQUIVALENTS:
Beginning of year	5,202,361	2,134,786
End of year	$7,339,403	$5,202,361

Supplemental Cash Flow Disclosure:
Interest Paid	$—	$—
Income Taxes Paid	$569,630	$547,644

See accompanying notes to consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Advertising Expenses - The Company expenses the cost of advertising in the period in which the advertising takes place. Advertising expenses for fiscal 2026 and fiscal 2025 were $445,000 and $438,000, respectively.

Accounts Receivable, net - In the normal course of business, the Company extends credit to customers. Accounts receivable, less an allowance for credit losses, reflect the net realizable value of receivables and approximate fair value. The Company maintains an allowance for credit losses at an amount estimated to be sufficient to cover the risk of collecting less than full payment of financial assets measured at amortized cost, including receivables. The Company estimates expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. The Company considers factors such as customer-specific risk characteristics, aging, historical write-off trends, and other relevant economic and environmental conditions in developing the estimate. The Company estimates losses on receivables based on expected losses, including its historical experience of actual losses. Receivables are written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. At each balance sheet date, the Company evaluates its receivables and will assess the allowance for credit losses based on historical write-off trends. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. As of February 28, 2026 and 2025, the Company's allowance for credit losses was $12,225.

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At February 28, 2026, the Company had $5,238,000 of cash in excess of the FDIC insured limit.

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

The fair values of financial assets of the Company were determined using the following categories at February 28, 2026 and February 28, 2025, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – February 28, 2026	$7,359,354	$110,295	$—	$7,469,649

Marketable Securities – February 28, 2025	$6,135,914	$591,764	$—	$6,727,678

Marketable Securities include certificates of deposit and US Treasury securities, totaling $7,469,649 and $6,727,678 that are considered to be highly liquid and easily tradeable as of February 28, 2026 and February 28, 2025, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of February 28, 2026 and February 28, 2025, there were no uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act” or “OBBBA”) was signed into law. The Act introduces significant changes to the Internal Revenue Code, including the permanent extension of many provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”) and various new tax incentives and adjustments. The financial reporting implications of the Act were recorded in the income tax provision for the year ended February 28, 2026, in accordance with ASC 740, Income Taxes.

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

Research and Development (“R&D”) Costs – The Act reinstates the ability for entities to immediately expense domestic R&D costs for tax years beginning after December 31, 2024. Certain small businesses may also retroactively expense R&D costs, which were capitalized under the TCJA during the calendar years 2022 – 2024. In accordance with the Act, for the fiscal year ended February 28, 2026, the Company has expensed the R&D costs incurred for the current calendar year end. Pursuant to the Act, R&D costs amounts previously capitalized and recorded as a deferred tax asset now are eligible to be expensed in full verses being amortized periodically over a five year term.  Any prior year R&D amounts capitalized and not utilized in the current year will be carried over as a deferred tax asset. Some states have decoupled from the federal tax provisions of the Act and continue to follow the prior tax laws per the 2017 Tax Cuts and Jobs Act for capitalizing and amortizing R&D costs. The expensing of these costs is subject to taxable income limitations.

Intangible Assets - Include costs of patent applications which are deferred and charged to operations over seventeen 17 years for domestic patents and twelve 12 years for foreign patents, which is considered the useful life. Amortization expense for the years ended February 28, 2026 and February 28, 2025 was $7,595 and $10,180, respectively. The accumulated amortization of patents is $230,636 and $223,041 at February 28, 2026 and February 28, 2025, respectively. The annual amortization expense of such intangible assets is expected to be approximately $8,000 per year for the next four years.

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

At February 28, 2026 and February 28, 2025, the Company had Land, stated at cost of $250,000.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. No impairment losses were identified or recorded for the years ended February 28, 2026 and February 28, 2025 on the Company’s long-lived assets.

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

Recently Adopted Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company has adopted this ASU on a retrospective basis, and the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. See Note: 9: Income Taxes, for the Company’s income tax disclosures.

Recent Accounting Pronouncements Not Yet Adopted - In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

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

During fiscal 2026 and fiscal 2025, the Company spent approximately $2,554,000 and $2,724,000, respectively, on research and development activities related to new products and services and the ongoing improvement of existing products and services.

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

The Company applies the practical expedient in paragraph ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one-year or less. The Company requires cash deposits when an order is placed and subsequent cash deposits before a customer’s equipment is shipped. At the time of shipment, the Company will extend credit terms to its customers. The credit terms do not contain a significant financing component (credit terms over more than one year).

At February 28, 2026, the Company had received $3,070,000 in customer deposits, representing contract liabilities.

At February 28, 2025, the Company had received $2,413,000 in customer deposits, representing contract liabilities, and had issued Letters of Credit in the amount of $106,000 to secure these customer deposits. At February 28, 2025, the Company was utilizing $106,000 of its available credit line to collateralize these letters of credit.

At February 29, 2024, the Company had received $3,420,000 in cash deposits, representing contract liabilities.

The Company’s sales revenue, by product line is as follows:

	Twelve Months Ended
	February 28,		February 28,
	2026	% of total	2025	% of total
Fluxing Systems	$713,000	3%	$467,000	2%
In-Line Coating Systems	7,070,000	34%	3,703,000	18%
Multi-Axis Coating Systems	8,055,000	39%	10,678,000	52%
OEM Systems	1,210,000	6%	1,484,000	7%
Other	3,861,000	18%	4,172,000	21%
TOTAL	$20,909,000		$20,504,000

NOTE 4: STOCK-BASED COMPENSATION

Stock Options – In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. There are currently 395,201 and 195,810 options outstanding, respectively, under the 2023 Plan and the 2013 Plan.

During fiscal 2026, the Company granted options to acquire 154,328 shares to employees exercisable at prices ranging from $3.25 to $3.77 and options to acquire 35,088 shares to the non-employee members of the board of directors with an exercise price of $3.25. The options granted to employees and directors vest over three years and expire in ten years. The options granted by the Company during fiscal 2026 had a combined weighted average grant date fair value of $3.26 per share.

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

A summary of the activity for both plans, for fiscal 2026 and fiscal 2025 is as follows:

			Weighted Average
	Stock Options		Exercise Price $		Remaining
	Outstanding	Exercisable	Outstanding	Exercisable	Term - Years
Balance - February 29, 2024	295,542	181,376	$4.99	$4.89	8.04
Granted	161,323		4.13
Exercised	(1,209)		(3.19)
Cancelled	(27,657)		(5.49)
Balance - February 28, 2025	427,999	226,913	$4.64	$4.90	7.93

Granted	189,416		$3.26
Exercised	(3,327)		(3.19)
Cancelled	(23,077)		(4.24)
Balance - February 28, 2026	591,011	305,278	$4.22	$4.81	7.75

The aggregate intrinsic value of the Company’s vested and exercisable options at February 28, 2026 was $298,766.

For the years ended February 28, 2026 and February 28, 2025, the Company recognized $317,000 and $248,000 in stock-based compensation expense, respectively. Such amounts are included in general and administrative expenses on the consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of February 28, 2026 was $448,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures. During the year ended February 28, 2026, the Company had net settlement exercises of stock options, whereby, the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Cashless exercises during the years ended February 28, 2026 and 2025 resulted in 0 and 273 shares of common stock issued, respectively.

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

The weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Fiscal Year Ended
	February 28, 2026	February 28, 2025
Expected life	5 - 8 years	5 - 8 years
Risk free interest rate	3.81% - 4.32%	3.64% - 4.39%
Expected volatility	54.49% - 56.95%	55.19% - 60.34%
Expected dividend yield	0%	0%

NOTE 5: INVENTORIES

Inventories consist of the following:

	February 28, 2026	February 28, 2025
Raw materials and subassemblies	$1,931,294	$2,322,821
Finished goods	932,866	1,012,600
Work in process	1,059,190	1,138,980
Total	$3,923,350	$4,474,401

The Company maintains an allowance for slow-moving inventory for raw materials and finished goods. The recorded allowances at February 28, 2026 and February 28, 2025, were $445,294 and $398,165, respectively.

The Company maintains a valuation allowance for slow moving inventory for raw materials and finished goods. The valuation allowance creates a new cost basis for the slow-moving inventory, and the new cost basis is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying reserved inventory is sold or destroyed, at which time the recognized cost of sales would include the adjusted cost basis of the reserved inventory. During the years ended February 28, 2026 and 2025, the Company recorded approximately $97,000 and $81,000, respectively, in additional allowances for slow moving inventory.

NOTE 6: BUILDINGS, EQUIPMENT, FURNISHINGS AND LEASEHOLD IMPROVEMENTS

Buildings, equipment, furnishings and leasehold improvements consist of the following:

	February 28,	February 28,
	2026	2025
Buildings	$2,250,000	$2,250,000
Laboratory equipment	1,860,306	1,843,945
Machinery and equipment	1,951,118	1,921,722
Leasehold improvements	1,105,132	1,048,328
Tradeshow and demonstration equipment	1,249,850	1,249,850
Furniture and fixtures	1,967,339	1,877,548
	10,383,745	10,191,393
Less: Accumulated depreciation	(8,210,302)	(7,580,793)
	$2,173,443	$2,610,600

Depreciation expense for the years ended February 28, 2026 and February 28, 2025 was $661,716 and $690,354, respectively.

NOTE 7: ACCRUED EXPENSES

Accrued expenses consist of the following:

	February 28, 2026	February 28, 2025
Accrued compensation	$651,967	$565,354
Estimated warranty costs	658,150	578,425
Estimated installation costs	319,000	81,000
Accrued sales tax	30,164	15,000
Accrued commissions	128,908	147,459
Professional fees	151,521	94,521
Other accrued expenses	287,691	236,815
Total accrued expenses	$2,227,401	$1,718,574

NOTE 8: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 6.750% at February 28, 2026 and 7.50% at February 28, 2025. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments.

As of February 28, 2026, $0 of the Company’s credit line was being utilized to collateralize Letters of Credit issued to customers that have remitted cash deposits to the Company on existing orders. As of February 28, 2026, there were no outstanding borrowings under the line of credit, and the unused portion of the credit line was $1,500,000.

As of February 28, 2025, $106,000 of the Company’s credit line was being utilized to collateralize Letters of Credit issued to customers that have remitted cash deposits to the Company on existing orders. The Letters of Credit expired in June 2025. As of February 28, 2025, there were no outstanding borrowings under the line of credit, and the unused portion of the credit line was $1,394,000.

NOTE 9: INCOME TAXES

The annual provision (benefit) for income taxes differs from amounts computed by applying the maximum U.S. Federal income tax rate of 21% to pre-tax income as follows:

	Twelve Months Ended
	February 28,			February 28,
	2026	% of total		2025	% of total
Expected federal income tax	$476,082	21%		$322,159	21%
State tax, net of federal	56,906	2.5%		30,884	2%
Research and development tax credits	(144,164)	(6.9%	)	(151,529)	(10%	)
Permanent differences:
Non-Deductible equity-based compensation	66,526	3%		52,007	3%
Other	$6,028	0.3%		$7,157	0.04%
Income tax expense	461,378	20%		260,678	17%

The Company files state and local income tax returns in more than twenty state and local jurisdictions. One state, California, makes up the majority of the state taxes due. In fiscal 2026 and fiscal 2025, California state taxes were approximately $28,000 and $17,000, respectively. All other state taxes are significantly less.

Components of the current and deferred tax expense are as follows:

	February 28, 2026	February 28, 2025
Current:
Federal	$112,987	$548,743
State	40,094	78,543
Total current income tax	153,081	627,286

Deferred:
Federal	306,467	(318,949)
State	1,830	(47,659)
Total deferred income tax	308,297	(366,608)

Income tax expense	$461,378	$260,678

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has Massachusetts research and development tax credits that have been fully reserved as management does not foresee utilizing such tax credits in the foreseeable future. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and projections for future taxable income over periods in which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will realize the benefits of its other deferred tax assets.

The Company had no uncertain tax positions in 2026. There are no interest and penalties related to uncertain tax positions in 2026. As of February 28, 2026, open years related to the federal and state jurisdictions are 2025, 2024 and 2023.

The deferred tax asset and liability are comprised of the following:

	February 28, 2026	February 28 2025
Deferred tax asset
Allowance for inventory	$107,000	$92,000
Allowance for accounts receivable	3,000	3,000
Capitalized R&D expenses – IRC Section 174	633,000	1,277,000
Accrued expenses and other	255,000	154,000
Research & Development tax credits	144,000	—
Research & Development tax credits – Massachusetts	498,000	383,000
Sub-total deferred tax asset	1,640,000	1,909,000
Less valuation allowance – Massachusetts R&D tax credits	(498,000)	(383,000)
Deferred tax asset – Long Term	$1,142,000	$1,526,000

Deferred tax liability
Building and leasehold depreciation	(56,000)	(132,000)
Deferred tax liability – Long Term	$(56,000)	$(132,000)

The following table presents income taxes paid (net of funds received), disaggregated by jurisdiction:

	February 28, 2026	February 28, 2025

Federal	$500,000	266,862
State – California	32,000	46,500
State – Others	37,630	57,792
Foreign	—	—
Total Income Taxes Paid	$569,630	$371,154

NOTE 10: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2026	February 28, 2025

Numerator for basic and diluted earnings per share	$1,805,681	$1,273,414

Denominator for basic earnings per share - weighted average	15,718,796	15,750,997

Effects of dilutive securities:
Stock options for employees, directors and outside consultants	15,029	19,105
Denominator for diluted earnings per share	15,733,825	15,770,102

Basic Earnings Per Share – Weighted Average	$0.11	$0.08

Diluted Earnings Per Share – Weighted Average	$0.11	$0.08

At February 28, 2026, the total number of stock options excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive is 342,074.

NOTE 11: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	February 28, 2026	February 28, 2025
Asia Pacific (APAC)	2,630,000	2,758,000
Europe, Middle East, Africa (EMEA)	3,742,000	4,431,000
Latin America	591,000	809,000
	$6,963,000	$7,998,000

During fiscal 2026 and fiscal 2025, sales to foreign customers accounted for approximately $6,963,000 and $7,998,000, or 33% and 39% respectively, of total revenues.

For the fiscal year ended February 28, 2026, one customer accounted for 28% of the Company’s revenues. Three customers accounted for 61% of the outstanding accounts receivables February 28, 2026.

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

The following table presents our segment data (rounded to the nearest thousand):

	Fiscal Year Ended
	2026	2025
Net Sales	$20,909,000	$20,504,000
Direct Cost of Goods Sold
Materials & Freight	7,915,000	8,126,000
Production Labor	428,000	817,000
Depreciation	206,000	243,000
Other	453,000	402,000
	9,002,000	9,588,000
Service Department
Salaries	539,000	560,000
Travel	162,000	218,000
Outside Installations	242,000	42,000
Warranty Costs	132,000	121,000
Other	272,000	236,000
	1,347,000	1,177,000
Total Cost of Goods & Service	10,349,000	10,765,000
Gross Profit	10,560,000	9,739,000
Research & Product Development
Salaries	1,851,000	1,879,000
Insurance	131,000	167,000
Depreciation	221,000	231,000
R & D Materials	168,000	233,000
Other	183,000	214,000
	2,554,000	2,724,000

Marketing and Selling
Salaries	1,789,000	1,809,000
Commissions	635,000	767,000
Insurance	214,000	196,000
Travel & Entertainment	123,000	157,000
Advertising / Trade Show	445,000	438,000
Depreciation	103,000	87,000
Other	216,000	224,000
	3,525,000	3,678,000
General and Administrative
Salaries and Wages	1,137,000	1,051,000
Insurance	194,000	183,000
Depreciation and Amortization	73,000	76,000
Professional Fees	375,000	384,000
Corporate Expenses	435,000	361,000
Stock Based Compensation	317,000	248,000
Misc. Other	126,000	24,000
	2,657,000	2,327,000
Total Operating Expenses	8,736,000	8,729,000

Operating Income	1,824,000	1,010,000
Interest Income & Unrealized Gain	443,000	524,000
Income Before Taxes	2,267,000	1,534,000
Income Tax Expense	461,000	261,000
Net Income	$1,806,000	$1,273,000

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of February 28, 2026.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of February 28, 2026, the Company did not have any pending legal actions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2026

Sono-Tek Corporation

(Registrant)

By: /s/ R. Stephen Harshbarger

R. Stephen Harshbarger,

Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dr. Christopher L Coccio	May 28, 2026	/s/ Eric Haskell	May 28, 2026
Christopher L. Coccio		Eric Haskell
Executive Chairman and Chairman of the Board of Directors		Director

/s/ Stephen J. Bagley	May 28, 2026	/s/ Dr. Joseph Riemer	May 28, 2026
Stephen J. Bagley		Dr. Joseph Riemer
Chief Financial Officer		Director

/s/ Carol O’Donnell	May 28, 2026	/s/ Adeniyi Lawal	May 28, 2026
Carol O’Donnell		Adeniyi Lawal
Director		Director

/s/ R. Stephen Harshbarger	May 28, 2026	/s/ Kirk Warshaw	May 28, 2026
R. Stephen Harshbarger		Kirk Warshaw
Chief Executive Officer and President		Director