Form 10-Q
period 2026-05-31
SONO TEK CORP
filed 2026-07-08
CIK 806172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of July 6, 2026
Class
Common Stock, par value $.01 per share	15,716,723

SONO-TEK CORPORATION

Item 1 – Condensed Consolidated Financial Statements:

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2026	February 28,
	(Unaudited)	2026
ASSETS
Current Assets:
Cash and cash equivalents	$8,982,075	$7,339,403
Marketable securities	7,669,872	7,469,649
Accounts receivable (less allowance of $12,225, respectively)	1,264,932	3,350,953
Inventories	4,063,132	3,923,350
Prepaid expenses and other current assets	659,518	743,295
Total current assets	22,639,529	22,826,650

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,138,226	2,173,443
Intangible assets, net	27,892	29,791
Deferred tax asset	809,182	1,141,611

TOTAL ASSETS	$25,864,829	$26,421,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$935,442	$1,038,885
Accrued expenses	2,088,229	2,227,401
Customer deposits	2,006,896	3,069,743
Income taxes payable	147,984	255,398
Total current liabilities	5,178,551	6,591,427

Deferred tax liability	75,238	55,909
Total liabilities	5,253,789	6,647,336

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,716,723 and 15,710,389 issued and outstanding as of May 31, 2026 and February 28, 2026	157,167	157,104
Additional paid-in capital	10,282,508	10,186,858
Accumulated earnings	10,171,365	9,430,197
Total stockholders’ equity	20,611,040	19,774,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,864,829	$26,421,495

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended May 31,
	2026	2025

Net Sales	$5,661,159	$5,132,773
Cost of Goods Sold	2,447,241	2,468,259
Gross Profit	3,213,918	2,664,514

Operating Expenses
Research and product development costs	616,982	668,470
Marketing and selling expenses	1,024,984	858,151
General and administrative costs	674,792	654,525
Total Operating Expenses	2,316,758	2,181,146

Operating Income	897,160	483,368

Interest and Dividend Income	114,624	142,098
Net unrealized (loss) on marketable securities	(26,271)	(21,923)

Income Before Income Taxes	985,513	603,543

Income Tax Expense	244,345	118,558

Net Income	$741,168	$484,985

Basic Earnings Per Share	$0.05	$0.03

Diluted Earnings Per Share	$0.05	$0.03

Weighted Average Shares - Basic	15,713,185	15,733,955

Weighted Average Shares - Diluted	15,737,276	15,748,556

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MAY 31, 2026 AND 2025

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - February 28, 2026	15,710,389	$157,104	$10,186,858	$9,430,197	—	$19,774,159

Stock-based compensation expense			85,825			85,825
Cashless exercise of stock options	3,934	39	(39)			—
Proceeds from exercise of stock options	2,400	24	9,864			9,888
Net Income		-	-	741,168	—	741,168
Balance – May 31, 2026 (unaudited)	15,716,723	$157,167	$10,282,508	$10,171,365	—	$20,611,040

Balance - February 28, 2025	15,751,153	$157,512	$10,018,034	$7,624,516	(7,867)	$17,792,195
Stock-based compensation expense			75,163			75,163
Treasury Stock					(79,479)	(79,479)
Net Income		-	-	484,985		484,985
Balance – May 31, 2025 (unaudited)	15,751,153	$157,512	$10,093,197	$8,109,501	(87,346)	$18,272,864

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$741,168	$484,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,637	153,723
Stock-based compensation expense	85,825	75,163
Inventory write-off	56,671	98,585
Unrealized loss on marketable securities	26,271	21,923
Deferred income tax benefit, net	351,758	(143,356)
(Increase) Decrease in:
Accounts receivable	2,086,021	(748,916)
Inventories	(196,453)	(373,515)
Prepaid expenses and other assets	83,777	(30,562)
(Decrease) Increase in:
Accounts payable	(103,443)	(159,011)
Accrued expenses	(139,172)	129,444
Customer deposits	(1,062,847)	(123,351)
Income taxes payable	(107,414)	(307,405)
Net Cash Provided by (Used in) Operating Activities	1,940,799	(922,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(81,521)	(52,249)
Sale of marketable securities	299,774	1,364,134
Purchase of marketable securities	(526,268)	(649,435)
Net Cash (Used in) Provided by Investing Activities	(308,015)	662,450

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,888	—
Purchase of treasury stock	—	(79,479)
Net Cash Provided by (Used in) Financing Activities	9,888	(79,479)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,642,672	(339,322)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,339,403	5,202,361
End of period	$8,982,075	$4,863,039

Supplemental Cash Flow Disclosure:
Interest Paid	$—	$—
Income Taxes Paid	$—	$569,319

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MAY 31, 2026 and 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2026 (“fiscal year 2026”) contained in the Company’s 2026 Annual Report on Form 10-K filed with the SEC on May 28, 2026. The Company’s current fiscal year ends on February 28, 2027 (“fiscal year 2027”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At May 31, 2026, $6,626,383 of the Company's bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at May 31, 2026 and February 28, 2026, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – May 31, 2026	$7,639,860	$30,012	$—	$7,669,872

Marketable Securities – February 28, 2026	$7,359,354	$110,295	$—	$7,469,649

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $7,669,872 and $7,469,649 as of May 31, 2026 and February 28, 2026, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2026 and February 28, 2026, there were no uncertain tax positions.

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

At May 31, 2026 and February 28, 2026, the Company had land, stated at cost of $250,000.

At May 31, 2026 and February 28, 2026, the Company had buildings, equipment, furnishings and leasehold improvements totaling, $2,138,226 and $2,173,443 respectively, net of accumulated depreciation.

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

In March 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions within the scope of Topic 606. The amendments require entities to measure expected credit losses for these financial assets using a methodology consistent with the current expected credit loss model while clarifying the interaction between the guidance in Topic 326 and Topic 606. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal years of adoption. The Company is currently evaluating the impact that the adoption of ASU 2025-05 will have on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Improvements to Interim Reporting Guidance, which is intended to improve the clarity and organization of the interim reporting guidance in Topic 270. The amendments clarify the scope and presentation requirements for interim financial statements and introduce a general disclosure principle requiring entities to disclose events or transactions occurring since the end of the last annual reporting period that have a material impact on the entity. The guidance also incorporates certain interim disclosure requirements from other Topics into Topic 270 to improve accessibility of the interim reporting guidance. The amendments in this ASU are effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its consolidated financial statements and disclosures.

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

At May 31, 2026, the Company had received approximately $2,007,000 in customer deposits, representing contract liabilities.

At February 28, 2026, the Company had received approximately $3,070,000 in customer deposits, representing contract liabilities. During the three months ended May 31, 2026, the Company recognized $2,379,000 of these deposits as revenue.

The Company’s sales revenue, by product line is as follows:

	Three Months Ended May 31,
	2026	% of total	2025	% of total
Fluxing Systems	$92,000	2%	$152,000	3%
In-Line Coating Systems	2,159,000	38%	3,054,000	59%
Multi-Axis Coating Systems	2,075,000	37%	677,000	13%
OEM Systems	231,000	4%	130,000	3%
Spare Parts, Services and Other	1,104,000	20%	1,120,000	22%
TOTAL	$5,661,000		$5,133,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	May 31,	February 28,
	2026	2026
Raw materials and subassemblies	$1,698,898	$1,931,294
Finished goods	1,191,500	932,866
Work in process	1,172,734	1,059,190
Total	$4,063,132	$3,923,350

The Company maintains a valuation allowance for slow moving inventory for raw materials and finished goods. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis. During the three months ended May 31, 2026 and May 31, 2025, the Company recorded approximately $57,000 and $99,000, respectively in additional allowances for slow moving inventory.

NOTE 5: STOCK BASED COMPENSATION

Stock Options – In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. At May 31, 2026, 393,183 and 186,660 options were outstanding, respectively, under the 2023 Plan and the 2013 Plan.

The Company accounts for stock based compensation under ASC 718, “Share Based Payments”, which requires companies to expense the value of employee stock options and similar awards. The Company accounts for forfeitures as they occur.

During the three months ended May 31, 2026, the Company granted options to acquire 2,988 shares to an employee at an exercise price of $3.99. Options granted to employees vest over three years and expire ten years from the date of issuance. The options granted during the three months ended May 31, 2026 had a grant date fair value of $2.51 per share.

The weighted-average fair value of options is estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Three Months Ended May 31, 2026
Expected Life	8 years
Risk free interest rate	3.92%
Expected volatility	54.85%
Expected dividend yield	0%

For the three months ended May 31, 2026 and 2025 the Company recognized $85,825 and $75,163 in stock based compensation expense, respectively. Such amounts are included in general and administrative expenses on the unaudited condensed consolidated statements of income. Total compensation expense related to non-vested options not yet recognized as of May 31, 2026 was $370,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at May 31, 2026 was approximately $183,839.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended May 31,
	2026	2025

Numerator for basic and diluted earnings per share	$741,168	$484,985

Denominator for basic earnings per share - weighted average	15,713,185	15,733,955

Effects of dilutive securities:
Stock options for employees and directors	24,091	14,601
Denominator for diluted earnings per share	15,737,276	15,748,556

Basic Earnings Per Share	$0.05	$0.03

Diluted Earnings Per Share	$0.05	$0.03

In the first quarter of fiscal year 2027, 149,425 stock options were excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive.

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 6.75% at May 31, 2026 and February 28, 2026. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. At May 31, 2026, there were no outstanding borrowings under the revolving line of credit.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 7.25% at May 31, 2026. At May 31, 2026, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	May 31, 2026	May 31, 2025
Asia Pacific (APAC)	738,000	597,000
Europe, Middle East, Africa (EMEA)	930,000	897,000
Latin America	463,000	96,000
	$2,131,000	$1,590,000

During the three months ended May 31, 2026 and 2025, sales to foreign customers accounted for approximately $2,131,000 and $1,590,000, or 38% and 31%, respectively, of total revenues.

The Company had two customers which accounted for 53% of sales during the first quarter of fiscal 2027. Two customers accounted for 43% of the outstanding accounts receivables at May 31, 2026.

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

The following table presents the Company’s segment data (rounded to the nearest thousand):

	Three Months Ended May 31,
	2026	2025
Net Sales	$5,661,000	$5,133,000
Direct Cost of Goods Sold
Materials & Freight	1,887,000	1,872,000
Production Labor	111,000	76,000
Depreciation	34,000	50,000
Other	133,000	119,000
	2,165,000	2,117,000
Service Department
Salaries	146,000	138,000
Travel	51,000	37,000
Outside Installations	-	11,000
Warranty Costs	35,000	98,000
Other	50,000	67,000
	282,000	351,000
Total Cost of Goods & Service	$2,447,000	$2,468,000
Gross Profit	3,214,000	2,665,000
Research & Product Development
Salaries	458,000	474,000
Insurance	35,000	35,000
Depreciation	32,000	45,000
R & D Materials	39,000	66,000
Other	53,000	48,000
	617,000	668,000

Marketing and Selling
Salaries	500,000	437,000
Insurance	61,000	47,000
Commissions	227,000	152,000
Travel & Entertainment	29,000	29,000
Advertising / Trade Show	117,000	108,000
Depreciation	22,000	25,000
Other	69,000	60,000
	1,025,000	858,000
General and Administrative
Salaries	294,000	272,000
Insurance	56,000	45,000
Professional Fees	105,000	84,000
Corporate Expenses	90,000	132,000
Stock Based Compensation	86,000	75,000
Depreciation	15,000	17,000
Misc Other	29,000	30,000
	675,000	655,000
Total Operating Expenses	2,317,000	2,181,000

Operating Income	897,000	484,000

Interest Income & Unrealized (Loss)/Gain	88,000	120,000
Income Before Taxes	985,000	604,000
Income Tax Expense	244,000	119,000
Net Income	$741,000	$485,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of May 31, 2026.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of May 31, 2026, the Company did not have any pending legal actions.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We discuss expectations regarding our future performance, such as our business outlook, in our annual and quarterly reports, news releases, and other written and oral statements. These “forward-looking statements” are based on currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from our expectations and could cause actual results to differ materially. These factors include, among other considerations, general economic and business conditions; political, regulatory, tax, competitive and technological developments affecting our operations or the demand for our products; inflationary and supply chain pressures; the recovery of the Electronics/Microelectronics and Medical markets; rebound of sales to the industrial market in the second quarter of fiscal year 2027; maintenance of increased order backlog; the imposition of tariffs; timely development and market acceptance of new products and continued customer validation of our coating technologies; adequacy of financing; capacity additions, the ability to enforce patents; maintenance of operating leverage; consummation of order proposals; completion of large orders on schedule and on budget; continued sales growth in the medical and alternative energy markets; successful transition from primarily selling ultrasonic nozzles and components to a more complex business providing complete machine solutions and higher value subsystems which are sold at higher average selling prices; and realization of quarterly and annual revenues within the forecasted range of sales guidance.

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

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensures unparalleled results for our clients. These solutions help some of the world’s most promising companies achieve technological breakthroughs and bring them to market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating.  We strategically deliver our products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia. This network ensures efficient market reach across diverse sectors around the globe. Approximately 38% of our sales were generated outside the United States and Canada in the first three months of fiscal year 2027.

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

First Quarter Fiscal Year 2027 Highlights (compared with the first quarter of fiscal year 2026 unless otherwise noted) We refer to the three-month periods ended May 31, 2026 and 2025 as the first quarter of fiscal year 2027 and fiscal year 2026, respectively.

•

Net Sales for the quarter increased 10% to $5,661,000 compared to $5,133,000 in the prior year period, driven by strong shipments to the Medical market, including specialty stent coating systems and Drug-Eluting Balloon coating platforms.

•	Combined equipment and service-related backlog at May 31, 2026 was $7.73 million, compared to backlog of $7.48 million at May 31, 2025, an increase of $250,000 or 3%.

•	Gross Profit increased 21% to $3.21 million, compared to $2.67 million in the prior-year period. Gross profit margin expanded 500 basis points to 57%, up from 52% in the first quarter of fiscal 2026. The improvement reflects an unusually favorable product mix, including increased shipments of high-value medical device coating systems, particularly stent coating and Drug-Eluting Balloon coating platforms. In addition, a concentration of shipments to U.S.-based customers resulted in lower distributor discounts and commission expenses, supporting stronger margin performance.

•	Operating income increased 86% or $414,000 to $897,000, compared to $483,000 in the prior year period. The increase is due to the current period’s increase in gross profit, partially offset by an increase in operating expenses.

•	Interest and dividend income decreased to $115,000 for the first quarter of fiscal 2027, compared to $142,000 in the prior year period, due to a slight reduction in interest rates.

•	As of May 31, 2026, we had $16.6 million in cash, cash equivalents and marketable securities and no outstanding debt. This compares to $14.8 million as of February 28, 2026.

Results of Operations

Sales:

Product Sales:

	Three Months Ended May 31,				Change
	2026	% of total	2025	% of total	$	%
Fluxing Systems	$92,000	2%	$152,000	3%	(60,000)	(39%)
In-Line Coating Systems	2,159,000	38%	3,054,000	59%	(895,000)	(29%)
Multi-Axis Coating Systems	2,075,000	37%	677,000	13%	1,398,000	206%
OEM Systems	231,000	4%	130,000	3%	101,000	78%
Spare Parts, Services and Other	1,104,000	20%	1,120,000	22%	(16,000)	(1%)
TOTAL	$5,661,000		$5,133,000		$528,000	10%

For the first quarter of fiscal year 2027, In-Line Coating Systems sales decreased $895,000, or 29%, to $2.16 million, impacted by a significant decrease in sales to the clean energy sector for a solar coating customer in the first quarter of fiscal year 2026 that did not repeat in the current quarter. Multi-Axis Coating Systems increased $1.39 million, or 206%, to $2.08 million. OEM Systems increased $101,000, or 78%, to $231,000, driven by strong sales to our fluxer OEM partners, and strong sales to a China-based OEM partners in the semiconductor market. Fluxing Systems decreased 39%, or $60,000, to $92,000. Spare Parts, Services, and Other remained relatively stable at $1.1 million~~.~~

Market Sales:

	Three Months Ended May 31,				Change
	2026	% of total	2025	% of total	$	%
Electronics/Microelectronics	$863,000	15%	$943,000	19%	(80,000)	(8%)
Medical	3,946,000	70%	809,000	16%	3,137,000	388%
Alternative Energy/Clean	319,000	6%	3,248,000	63%	(2,929,000)	(90%)
Emerging R&D and Other	3,000	0%	14,000	0%	(11,000)	(79%)
Industrial	530,000	9%	119,000	2%	411,000	345%
TOTAL	$5,661,000		$5,133,000		$528,000	10%

Sales to the Alternative Energy/Clean market decreased $2.93 million, or 90%, to $319,000, impacted by reduced electrolysis demand following government policy shifts, and no solar shipments. Medical market sales increased $3.14 million, or 388%, to $3.95 million led by strong specialty stent coating in the US, and DEB coating system sales in the US, China and Europe. Sales to the Electronics/Microelectronics market declined $80,000, or 8%, to $863,000. Industrial sales increased $411,000, or 345%, to $530,000 influenced by some significant rework orders on older machines that needed upgrades, and an R&D textile coating machine for nano-coatings.

Geographic Sales:

	Three Months Ended
	May 31,		Change
	2026	2025	$	%
U.S. & Canada	$3,530,000	$3,543,000	$(13,000)	0%
Asia Pacific (APAC)	738,000	597,000	141,000	24%
Europe, Middle East, Africa (EMEA)	930,000	897,000	33,000	4%
Latin America	463,000	96,000	367,000	382%
TOTAL	$5,661,000	$5,133,000	$528,000	10%

In the first quarter of fiscal year 2027, sales to customers in the U.S. and Canada were $3,530,000, essentially flat compared to sales of $3,543,000 in the prior year period. Asia Pacific (APAC) sales grew 24%, or $141,000, to $738,000, influenced by increased sales to China in the medical sector for DEB coating. EMEA sales increased $34,000, or 4%, to $930,000, and Latin America sales increased $367,000, or 382%, to $463,000, influenced by a $242,000 shipment to Costa Rica for a specialty medical device coating application used in advanced cardiac procedures, requiring precise deposition of a functional coating onto complex device geometries.

Gross Profit:

	Three Months Ended May 31,		Change
	2026	2025	$	%
Net Sales	$5,661,000	$5,133,000	$528,000	10%
Cost of Goods Sold	2,447,000	2,468,000	(21,000)	(1%)
Gross Profit	$3,214,000	$2,665,000	$549,000	21%

Gross Profit %	57%	52%

Gross profit increased $549,000, or 21%, to $3.21 million for the first quarter of fiscal 2027, compared with $2.67 million in the prior-year period. Gross profit percentage improved by 500 basis points, rising to 57% from 52%. The strong gross margin performance during the quarter benefited from an especially favorable product mix, including increased shipments of high-value medical device coating systems, particularly stent coating and Drug-Eluting Balloon coating platforms. Our improved gross margin achieved during the current quarter may vary going forward from quarter to quarter because of changing product mix, which may influence future gross margin performance. In addition, a concentration of shipments to U.S.-based customers resulted in lower distributor discounts and commission expenses, supporting stronger margin performance.

Operating Expenses:

	Three Months Ended
	May 31,		Change
	2026	2025	$	%
Research and product development	$617,000	$668,000	$(51,000)	(8%)
Marketing and selling	$1,025,000	$858,000	$167,000	19%
General and administrative	$675,000	$655,000	$20,000	3%
Total Operating Expenses	$2,317,000	$2,181,000	$136,000	6%

Research and Product Development:

Research and product development costs decreased in the first quarter of fiscal year 2027 due to a decrease in salary expense, a decrease in research and development materials and a decrease in supplies. These decreases were partially offset by an increase in miscellaneous expenses.

Marketing and Selling:

Marketing and selling expenses increased in the first quarter of fiscal year 2027 due to an increase in salary expense related to our sales application lab, an increase in insurance expense, an increase in trade show expenses and an increase in other miscellaneous expenses. Our sales and marketing costs are variable, and a large portion of the costs are dependent upon trade shows and where geographically our sales are generated. We anticipate that our costs will increase in the future as we increase our trade show presence and the potential change in geographic origin of our sales from our in-house sales team to our external distributors.

In the first quarter of fiscal 2027, we expended approximately $227,000 for commissions as compared with $152,000 in the prior year period, an increase of $75,000. The increase in commission expense during the current period is due to the increase in sales during the period and to increased commission rates for salesmen who had temporarily agreed to lower rates in the prior year period because of higher sales volumes associated with one customer.

We expect our marketing and sales expenses to increase in fiscal 2027 as we invest in additional sales personnel, forward deployed engineering personnel, and programming talent to support new business opportunities, particularly those associated with production systems that have high average sales prices to drive future growth.

General and Administrative:

General and administrative expenses increased in the first quarter of fiscal 2027 due to increases in salary expense, insurance, professional fees and stock-based compensation. These increases were partially offset by a decrease in other corporate expenses.

Operating Income:

In the first quarter of fiscal year 2027, our operating income increased $414,000 to $897,000 compared to $483,000 in the first quarter of fiscal year 2026. The increase is primarily due to the current period’s increase in gross profit.

Interest and Dividend Income and Unrealized Loss:

Interest and dividend income decreased $27,000 to $115,000 in the first quarter of fiscal year 2027 as compared with $142,000 in the prior year period, due to a slight reduction in interest rates. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At May 31, 2026, the majority of our holdings are rated at or above investment grade.

Income Tax Expense:

We recorded an income tax expense of $244,000 for the first quarter of fiscal year 2027 compared with $119,000 for the first quarter of fiscal year 2026. The increase in income tax expense in the current period is due to the increase in income before income taxes offset by the application of available research and development tax credits.

Net Income:

Net income increased by $256,000 to $741,000 in the first quarter of fiscal year 2027 compared with $485,000 in the prior year period. The increase in net income is primarily a result of an increase in gross profit partially offset by an increase in operating expenses and income tax expense.

Liquidity and Capital Resources

Working Capital – Our working capital increased $1,226,000 to $17,461,000 at May 31, 2026 from $16,236,000 at February 28, 2026. The increase in working capital was primarily the result of the current period's net income and non-cash charges partially offset by purchases of equipment.

We aggregate cash, cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At May 31, 2026 and February 28, 2026, our working capital included:

	May 31, 2026	February 28, 2026	Cash Increase
Cash and cash equivalents	$8,982,000	$7,339,000	$1,643,000
Marketable securities	7,670,000	7,470,000	200,000
Total	$16,652,000	$14,809,000	$1,843,000

The following table summarizes the accounts and the major reasons for the $1,843,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, after adjustments to reconcile to net cash	$1,139,000	To reconcile increase in cash.
Accounts receivable decrease	2,086,000	Timing of cash receipts.
Inventories increase	(196,000)	Additional inventory purchases and increase in work in process due to customer requirements.
Customer deposits decrease	(1,063,000)	Decrease due to completed sales.
Accounts payable decrease	(103,000)	Timing of disbursements.
Accrued expenses decrease	(139,000)	Timing of disbursements.
Prepaid and Other Assets increase	84,000	Decreased prepaid expenses.
Income taxes payable decrease	107,000	Timing of disbursements.
Equipment purchases	(82,000)	Equipment and facilities upgrade.
Proceeds from exercise of stock options	10,000	Received from stock options.
Net increase in Cash	$1,843,000

Stockholders’ Equity – Stockholder’s Equity increased $837,000 from $19,774,000 at February 28, 2026 to $20,611,000 at May 31, 2026. The increase is a result of the current period’s net income of $741,000, proceeds from exercise of stock options of $10,000, and $86,000 in additional equity related to stock-based compensation awards. The details of stock-based compensation awards are explained in Note 5 in our financial statements.

Operating Activities – We generated $1,941,000 of cash in our operating activities in the first quarter of fiscal year 2027 compared with using $922,000 in the prior year period, an increase of $2,863,000. The increase in cash generated by operating activities was the result of a decrease in accounts receivable in the current period, partially offset by a decrease in customer deposits.

Investing Activities – For the first quarter of fiscal year 2027, our investing activities used $308,000 of cash compared with them providing $662,000 for the first quarter of fiscal 2026. For the first quarters of fiscal years 2027 and 2026, we used $82,000 and $52,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements.

In the first quarter of fiscal year 2027, net purchases of marketable securities used $226,000 of cash compared to net sales of marketable securities generating $715,000 of cash in the prior year period.

Financing Activities – In the first quarter of fiscal year 2027, we received $10,000 for the exercise of stock options. In the first quarter of fiscal year 2026, we used $79,000 of cash for the purchase of treasury stock.

Net Increase in Cash and Cash Equivalents – In the first quarter of fiscal 2027, our cash balance increased $1,643,000 as compared to a decrease of $339,000 in the first quarter of fiscal 2026. In the first quarter of fiscal 2027, our operating activities generated $1,941,000 of cash and our marketable securities used $226,000 of cash. In addition, we used $82,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements and we received $10,000 for the exercise of stock options.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. The Company believes that critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see Note 2 to the Company’s consolidated financial statements included in Form 10-K for the year ended February 28, 2026.

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of May 31, 2026 and May 31, 2025, there were no uncertain tax provisions.

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

In March 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions within the scope of Topic 606. The amendments require entities to measure expected credit losses for these financial assets using a methodology consistent with the current expected credit loss model while clarifying the interaction between the guidance in Topic 326 and Topic 606. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal years of adoption. The Company is currently evaluating the impact that the adoption of ASU 2025-05 will have on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Improvements to Interim Reporting Guidance, which is intended to improve the clarity and organization of the interim reporting guidance in Topic 270. The amendments clarify the scope and presentation requirements for interim financial statements and introduce a general disclosure principle requiring entities to disclose events or transactions occurring since the end of the last annual reporting period that have a material impact on the entity. The guidance also incorporates certain interim disclosure requirements from other Topics into Topic 270 to improve accessibility of the interim reporting guidance. The amendments in this ASU are effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its consolidated financial statements and disclosures.

Other than ASU 2024-03, ASU 2025-05 and ASU 2025-11 discussed above, accounting pronouncements issued but not yet effective have been deemed to be not applicable or the adoption of such accounting pronouncements is not expected to have a material impact on the financial statements of the Company.

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

Although the Company's assets included $8,982,000 in cash and $7,670,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of May 31, 2026. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the first fiscal quarter of fiscal year 2027 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
There are no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026.

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

Dated: July 8, 2026

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer