Form 10-Q
period 2026-08-31
SONO TEK CORP
filed 2026-10-14
CIK 806172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of October 9, 2026
Class
Common Stock, par value $.01 per share	15,751,736

SONO-TEK CORPORATION

Item 1 – Condensed Consolidated Financial Statements

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2026	February 28, 2026
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,249,779	$7,339,403
Marketable securities	7,505,420	7,469,649
Accounts receivable (less allowance of $12,225, respectively)	1,230,260	3,350,953
Inventories	3,833,809	3,923,350
Prepaid expenses and other current assets	535,491	743,295
Total current assets	23,354,759	22,826,650

Land	250,000	250,000
Buildings, equipment, furnishings and leasehold improvements, net	2,036,827	2,173,443
Intangible assets, net	26,316	29,791
Deferred tax asset	731,673	1,141,611

TOTAL ASSETS	$26,399,575	$26,421,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$779,158	$1,038,885
Accrued expenses	1,988,412	2,227,401
Customer deposits	2,324,246	3,069,743
Income taxes payable	188,503	255,398
Total current liabilities	5,280,319	6,591,427

Deferred tax liability	54,324	55,909
Total liabilities	5,334,643	6,647,336

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $.01 par value; 25,000,000 shares authorized, 15,716,723 and 15,710,389 issued and outstanding as of August 31, 2026 and February 28, 2026	157,167	157,104
Additional paid-in capital	10,370,106	10,186,858
Accumulated earnings	10,537,659	9,430,197
Total stockholders’ equity	21,064,932	19,774,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,399,575	$26,421,495

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended August 31,		Three Months Ended August 31,
	2026	2025	2026	2025

Net Sales	$10,893,312	$10,295,469	$5,232,153	$5,162,696
Cost of Goods Sold	4,912,537	5,041,218	2,465,298	2,572,959
Gross Profit	5,980,775	5,254,251	2,766,855	2,589,737

Operating Expenses
Research and product development costs	1,296,143	1,295,748	679,160	627,278
Marketing and selling expenses	2,025,731	1,729,504	1,000,747	871,353
General and administrative costs	1,380,209	1,324,477	705,417	669,952
Total Operating Expenses	4,702,083	4,349,729	2,385,324	2,168,583

Operating Income	1,278,692	904,522	381,531	421,154

Interest and Dividend Income	268,559	223,660	153,936	81,562
Net unrealized (loss)/gain on marketable securities	(63,704)	1,570	(37,433)	23,493

Income Before Income Taxes	1,483,547	1,129,752	498,034	526,209

Income Tax Expense	376,085	221,074	131,740	102,516

Net Income	$1,107,462	$908,678	$366,294	$423,693

Basic Earnings Per Share	$0.07	$0.06	$0.02	$0.03

Diluted Earnings Per Share	$0.07	$0.06	$0.02	$0.03

Weighted Average Shares - Basic	15,714,954	15,727,844	15,716,723	15,721,162
Weighted Average Shares - Diluted	15,789,915	15,740,384	15,806,121	15,731,571

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and Six Months Ended August 31, 2026

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - February 28, 2026	15,710,389	$157,104	$10,186,858	$9,430,197	—	$19,774,159

Stock-based compensation expense			85,825			85,825
Cashless exercise of stock options	3,934	39	(39)			—
Proceeds from exercise of stock options	2,400	24	9,864			9,888
Net Income		-	-	741,168	—	741,168
Balance – May 31, 2026 (unaudited)	15,716,723	$157,167	$10,282,508	$10,171,365	—	$20,611,040
Stock-based compensation expense			87,598			87,598
Net Income		-	-	366,294	-	366,294
Balance – August 31, 2026 (unaudited)	15,716,723	$157,167	$10,370,106	$10,537,659	—	$21,064,932

Three and Six Months Ended August 31, 2025

	Common Stock Par Value $.01
	Shares	Amount	Additional Paid – In Capital	Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
Balance - February 28, 2025	15,751,153	$157,512	$10,018,034	$7,624,516	$(7,867)	$17,792,195

Stock-based compensation expense			75,163			75,163
Treasury Stock					(79,479)	(79,479)
Net Income		-	-	484,985	—	484,985
Balance – May 31, 2025 (unaudited)	15,751,153	$157,512	$10,093,197	$8,109,501	$(87,346)	$18,272,864
Stock-based compensation expense			70,755			70,755
Treasury Stock					(71,643)	(71,643)
Net Income		-	-	423,693	-	423,693
Balance – August 31, 2025 (unaudited)	15,751,153	$157,512	$10,163,952	$8,533,194	$(158,989)	$18,695,669

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,107,462	$908,678
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	242,618	313,567
Stock based compensation expense	173,423	145,918
Inventory reserve	93,070	67,464
Unrealized loss (gain) on marketable securities	63,704	(1,570)
Deferred income tax benefit, net	408,353	114,340
Decrease (Increase) in:
Accounts receivable	2,120,693	(1,864,590)
Inventories	(3,529)	254,910
Prepaid expenses and other current assets	207,804	47,566
(Decrease) Increase in:
Accounts payable	(259,727)	(244,971)
Accrued expenses	(238,989)	134,385
Customer deposits	(745,497)	(506,566)
Income taxes payable	(66,895)	(468,242)
Net Cash Provided by (Used in) Operating Activities	3,102,490	(1,099,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, furnishings and leasehold improvements	(102,527)	(112,774)
Sale of marketable securities	1,179,008	1,692,347
Purchase of marketable securities	(1,278,483)	(1,699,568)
Net Cash (Used in) Investing Activities	(202,002)	(119,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,888	—
Purchase of treasury stock	—	(151,122)
Net Cash Provided by (Used in) Financing Activities	9,888	(151,122)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,910,376	(1,370,228)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,339,403	5,202,361
End of period	$10,249,779	$3,832,133

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—
Income Taxes Paid	$34,626	$574,975

See notes to unaudited condensed consolidated financial statements.

SONO-TEK CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2026 and 2025

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended February 28, 2026 (“fiscal year 2026”) contained in the Company’s 2026 Annual Report on Form 10-K filed with the SEC on May 28, 2026. The Company’s current fiscal year ends on February 28, 2027 (“fiscal 2027”).

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of money market mutual funds, short term commercial paper and short-term certificates of deposit with original maturities of 90 days or less. At August 31, 2026, $6,676,392 of the Company’s bank deposits exceeded the insured limit provided by the Federal Deposit Insurance Corporation.

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

The fair values of financial assets of the Company were determined using the following categories at August 31, 2026 and February 28, 2026, respectively:

	Level 1	Level 2	Level 3	Total

Marketable Securities – August 31, 2026	$7,505,420	$—	$—	$7,505,420
Marketable Securities – February 28, 2026	$7,359,354	$110,295	$—	$7,469,649

Marketable Securities include certificates of deposit and US Treasury securities that are considered to be highly liquid and easily tradeable totaling $7,505,420 and $7,469,649 as of August 31, 2026 and February 28, 2026, respectively. US Treasury securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 and certificates of deposit are classified as Level 2 within the Company’s fair value hierarchy. The Company’s marketable securities are considered to be trading securities as defined under ASC 320 “Investments – Debt and Equity Securities.”

Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company uses a recognition threshold and a measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2026 and February 28, 2026, there were no accruals for uncertain tax positions.

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

At August 31, 2026 and February 28, 2026, the Company had land stated at cost of $250,000.

At August 31, 2026 and February 28, 2026, the Company had buildings, equipment, furnishings and leasehold improvements totaling $2,036,827 and $2,173,443, respectively, net of accumulated depreciation.

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

New Accounting Pronouncements Effective in Current Period - In March 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions within the scope of Topic 606. The amendments require entities to measure expected credit losses for these financial assets using a methodology consistent with the current expected credit loss model while clarifying the interaction between the guidance in Topic 326 and Topic 606. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal years of adoption. The Company has adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

At August 31, 2026, the Company had received approximately $2,324,000 in cash deposits, representing contract liabilities.

At February 28, 2026, the Company had received approximately $3,070,000 in cash deposits, representing contract liabilities. During the six months ended August 31, 2026, the Company recognized $2,970,000 of these deposits as revenue.

The Company’s sales revenue by product line is as follows:

	Three Months Ended August 31,				Six Months Ended August 31,
	2026	% of total	2025	% of total	2026	% of total	2025	% of total
Fluxing Systems	$27,000	1%	$165,000	3%	$119,000	1%	$317,000	3%
In-Line Coating Systems	1,778,000	34%	1,530,000	30%	3,937,000	36%	4,584,000	45%
Multi-Axis Coating Systems	1,975,000	38%	2,030,000	39%	4,050,000	37%	2,707,000	26%
OEM Systems	642,000	12%	394,000	8%	873,000	8%	524,000	5%
Spare Parts, Services and Other	810,000	15%	1,044,000	20%	1,914,000	18%	2,164,000	21%
TOTAL	$5,232,000		$5,163,000		$10,893,000		$10,296,000

NOTE 4: INVENTORIES

Inventories consist of the following:

	August 31,	February 28,
	2026	2026
Raw materials and subassemblies	$1,680,472	$1,931,294
Finished goods	1,112,985	932,866
Work in process	1,040,352	1,059,190
Total	$3,833,809	$3,923,350

The Company maintains a valuation allowance for slow moving inventory for raw materials and finished goods. The valuation allowance creates a new cost basis for the inventory, and it is not subsequently marked up through a reduction in the valuation allowance based on any changes in the underlying facts and circumstances. When the valuation allowance is initially recorded, the increase to the allowance is recognized as an increase in cost of sales. The valuation allowance is only reduced if or when the underlying inventory is sold or destroyed, at which time cost of sales recognized would include the previous adjusted cost basis. During the six months ended August 31, 2026 and August 31, 2025, the Company recorded approximately $93,000 and $67,000, respectively in additional allowances for slow moving inventory.

NOTE 5: STOCK BASED COMPENSATION

Stock Options - In May 2023, the Company’s Board of Directors authorized the creation of the 2023 Stock Incentive Plan (the “2023 Plan”) pursuant to which the Company may grant up to 2,500,000 options or shares to officers, directors, employees and consultants of the Company and its subsidiaries. The Company’s shareholders approved the adoption of the 2023 Plan in August 2023. The 2023 Plan replaced the 2013 Stock Incentive Plan (the “2013 Plan”) under which no additional options or shares could be granted after June 2023. At August 31, 2026, 513,079 and 186,660 options were outstanding, respectively, under the 2023 Plan and the 2013 Plan.

The Company accounts for stock-based compensation under ASC 718, “Share Based Payments”, which requires companies to expense the value of employee stock options and similar awards. The Company accounts for forfeitures as they occur.

During the six months ended August 31, 2026, the Company granted options to acquire 95,904 shares to employees exercisable at prices ranging from $3.99 to $5.35 and options to acquire 26,980 shares to non-employee members of the board of directors with an exercise price of $5.35. The options granted to employees and directors vest over three years and expire ten years from the date of issuance. The options granted during the first six months of fiscal 2027 had a combined weighted average grant date fair value of $3.19 per share.

The weighted-average fair value of options is estimated on the date of grant using the Black-Scholes options-pricing model. The weighted-average Black-Scholes assumptions are as follows:

Six Months Ended August 31, 2026
Expected Life	5 - 8 years
Risk free interest rate	3.92% - 4.48%
Expected volatility	54.85% - 56.27%
Expected dividend yield	0%

For the three and six months ended August 31, 2026, the Company recognized $88,000 and $173,000 in stock-based compensation expense, respectively. Such amounts are included in general and administration expenses on the unaudited condensed consolidated statements of income. For the three and six months ended August 31, 2025, the Company recognized approximately $71,000 and $146,000 of stock-based compensation expense, respectively. Total compensation expense related to non-vested options not yet recognized as of August 31, 2026 was $667,000 and will be recognized over the next three years based on vesting date. The amount of future stock option compensation expense could be affected by any future option grants or by any forfeitures.

The aggregate intrinsic value of the Company’s vested and exercisable options at August 31, 2026 was approximately $422,000.

NOTE 6: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended August 31,		Three Months Ended August 31,
	2026	2025	2026	2025

Numerator for basic and diluted earnings per share	$1,107,462	$908,678	$366,294	$423,693

Denominator for basic earnings per share – weighted average	15,714,954	15,727,844	15,716,723	15,721,162

Effects of dilutive securities
Stock options for employees, directors and outside consultants	74,961	12,540	89,398	10,409

Denominator for diluted earnings per share	15,789,915	15,740,384	15,806,121	15,731,571

Basic Earnings Per Share	$0.07	$0.06	$0.02	$0.03
Diluted Earnings Per Share	$0.07	$0.06	$0.02	$0.03

NOTE 7: REVOLVING LINE OF CREDIT

The Company has a $1,500,000 revolving line of credit at prime which was 6.75% at August 31, 2026 and February 28, 2026. The revolving credit line is collateralized by the Company’s accounts receivable and inventory. The revolving credit line is payable on demand and must be retired for a 30-day period, once annually. If the Company fails to perform the 30-day annual pay down or if the bank elects to terminate the credit line, the bank may, at its option, convert the outstanding balance to a 36-month term note with payments including interest in 36 equal installments. At August 31, 2026, there were no outstanding borrowings under the revolving line of credit.

The Company has a $750,000 equipment line of credit at prime plus 0.50%, which was 7.50% at August 31, 2026. At August 31, 2026, there were no outstanding borrowings under the equipment line of credit.

NOTE 8: CUSTOMER CONCENTRATIONS AND FOREIGN SALES

Export sales to customers located outside the United States and Canada were approximately as follows:

	Six Months Ended August 31,		Three Months Ended August 31,
	2026	2025	2026	2025

Asia Pacific (APAC)	$1,244,000	$1,527,000	$507,000	$930,000
Europe, Middle East, Africa (EMEA)	1,883,000	2,321,000	952,000	1,424,000
Latin America	554,000	185,000	91,000	89,000
	$3,681,000	$4,033,000	$1,550,000	$2,443,000

During the first half of fiscal 2027 and fiscal 2026, sales to foreign customers accounted for approximately $3,681,000 and $4,033,000, or 34% and 39%, respectively, of total revenues.

During the second quarter of fiscal 2027 and fiscal 2026, sales to foreign customers accounted for approximately $1,550,000 and $2,443,000, or 30% and 47%, respectively, of total revenues.

The Company had two customers which accounted for 37% and 16% of total sales during the first half of fiscal 2027. The Company had two customers which accounted for 34% and 18% of total sales during the second quarter of fiscal 2027. Two customers accounted for 38% and 13% of the outstanding accounts receivable at August 31, 2026.

The Company had one customer which accounted for 43% of total sales during the first half of fiscal 2026. The Company had one customer which accounted for 29% of total sales during the second quarter of fiscal 2026. Three customers accounted for 61% of the outstanding accounts receivable at February 28, 2026.

NOTE 9: SEGMENT DATA

The Company operates in one segment. The chief operating decision maker, who is responsible for allocating resources and assessing performance, has been identified as the Chief Executive Officer (the “CODM”). The CODM assesses the financial performance of the Company and decides how to allocate resources based on Operating income.

The following table presents the Company’s segment data (rounded to the nearest thousand):

	Six Months Ended August 31,		Three Months Ended August 31,
	2026	2025	2026	2025

Net Sales	$10,893,000	$10,295,000	$5,232,000	$5,163,000
Direct Cost of Goods Sold
Materials & Freight	3,824,000	3,861,000	1,937,000	1,990,000
Production Labor	212,000	151,000	102,000	76,000
Depreciation	102,000	102,000	68,000	52,000
Other	227,000	210,000	94,000	92,000
	4,365,000	4,324,000	2,201,000	2,210,000
Service Department
Salaries	287,000	278,000	141,000	139,000
Travel	92,000	75,000	40,000	38,000
Outside Installations	(47,000)	160,000	(9,000)	148,000
Warranty Costs	50,000	78,000	15,000	(19,000)
Other	165,000	126,000	77,000	57,000
	547,000	717,000	264,000	363,000
Total Cost of Goods & Service	4,912,000	5,041,000	2,465,000	2,573,000
Gross Profit	5,981,000	5,254,000	2,767,000	2,590,000
Research & Product Development
Salaries	943,000	950,000	485,000	476,000
Insurance	73,000	66,000	38,000	31,000
Depreciation	65,000	91,000	33,000	46,000
R & D Materials	102,000	102,000	63,000	36,000
Other	113,000	87,000	60,000	38,000
	1,296,000	1,296,000	679,000	627,000

Marketing and Selling
Salaries	1,014,000	902,000	514,000	456,000
Insurance	126,000	100,000	64,000	53,000
Commissions	426,000	328,000	200,000	175,000
Travel & Entertainment	57,000	60,000	28,000	31,000
Advertising / Trade Show	230,000	201,000	114,000	93,000
Depreciation	45,000	51,000	23,000	26,000
Other	128,000	88,000	59,000	37,000
	2,026,000	1,730,000	1,002,000	871,000
General and Administrative
Salaries	572,000	555,000	277,000	284,000
Insurance	110,000	92,000	55,000	47,000
Professional Fees	204,000	169,000	98,000	85,000
Corporate Expenses	221,000	255,000	130,000	124,000
Stock Based Compensation	173,000	146,000	88,000	71,000
Depreciation	30,000	36,000	15,000	19,000
Misc Other	70,000	71,000	41,000	41,000
	1,380,000	1,324,000	704,000	671,000

Total Operating Expenses	4,702,000	4,350,000	2,385,000	2,169,000

Operating Income	1,279,000	904,000	382,000	421,000

Interest Income & Unrealized Gain	204,000	225,000	117,000	105,000
Income Before Taxes	1,483,000	1,129,000	498,000	526,000
Income Tax Expense	376,000	221,000	132,000	102,000
Net Income	$1,107,000	$908,000	$366,000	$424,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company did not have any material commitments or contingencies as of August 31, 2026.

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of August 31, 2026, the Company did not have any pending legal actions.

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

Our comprehensive suite of thin film coating solutions and application consulting services, provided by our expert applications engineers to guide our customers in developing the complete coating process, ensures unparalleled results for our clients and help some of the world’s most promising companies achieve technological breakthroughs and bring them to market. In anticipation of customer demands, our significant focus on R&D efforts allows us to keep pace with industry trends while continuously innovating.  We strategically deliver our products through a network of direct sales personnel, carefully chosen independent distributors, and experienced sales representatives located in North America, Latin America, Europe, and Asia, ensuring efficient market reach across diverse sectors around the globe. Approximately 34% of our sales were generated outside the United States and Canada in the first six months of fiscal year 2027.

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

Second Quarter Fiscal 2027 Highlights (compared with the second quarter of fiscal 2026 unless otherwise noted) We refer to the three-month periods ended August 31, 2026 and 2025 as the second quarter of fiscal 2027 and fiscal 2026, respectively.

•	Net Sales for the quarter were up slightly year over year, increasing to $5,232,000 compared to $5,163,000 for the prior year period.
•	Gross Profit increased 7% to $2.77 million, compared to $2.59 million in the prior-year period. Gross profit margin expanded 300 basis points to 53%, up from 50% in the second quarter of fiscal 2026. The improvement reflects a favorable product mix, including shipments of higher-value systems with reduced production costs. In addition, a higher concentration of shipments to U.S.-based customers resulted in lower distributor discounts and commission expenses, while favorable installation expenses further supported stronger margin performance.
•	Operating income decreased by 9% or $39,000, to $382,000 due to an increase in operating expenses.
•	Interest and dividend income increased to $154,000 compared to $82,000 for the prior year period due to an increase in available cash balances.
•	Combined equipment and service-related backlog on August 31, 2026 remained robust at $9,510,000, a decrease of $1,700,000 when compared to the end of the second quarter of fiscal 2026. Sequentially, backlog increased approximately $1,780,000, or 23%, from $7,730,000 at the end of the first quarter of fiscal 2027.

First Half Fiscal 2027 Highlights (compared with the first half of fiscal 2026 unless otherwise noted) We refer to the six-month periods ended August 31, 2026 and 2025 as the first half of fiscal 2027 and fiscal 2026, respectively.

•	Net Sales for the first half of fiscal 2027 increased by 6% or $598,000 to $10,893,000, driven by strong sales to the medical sector.
•	Gross Profit increased 14% to $5,981,000, and the Gross Profit % increased 400 basis points to 55% primarily due to product mix, a higher proportion of direct U.S. sales that do not carry distributor discounts and favorable installation expenses in the current period.
•	Operating Income increased 41% or $374,000 to $1,279,000, underscoring operating leverage from stronger gross profit.
•	Interest and dividend income increased to $269,000 compared to $224,000 for the prior year period.
•	As of August 31, 2026, the Company had no outstanding debt and had cash, cash equivalents and marketable securities totaling $17.7 million.

RESULTS OF OPERATIONS

Sales:

Product Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2026	2025	$	%		2026	2025	$	%
Fluxing Systems	$27,000	$165,000	(138,000)	(84%	)	$119,000	$317,000	(198,000)	(62%	)
In-Line Coating Systems	1,778,000	1,530,000	248,000	16%		3,937,000	4,584,000	(647,000)	(14%	)
Multi-Axis Coating Systems	1,975,000	2,030,000	(55,000)	(3%	)	4,050,000	2,707,000	1,343,000	50%
OEM Systems	642,000	394,000	248,000	63%		873,000	524,000	349,000	67%
Spare Parts, Services and Other	810,000	1,044,000	(234,000)	(22%	)	1,914,000	2,164,000	(250,000)	(12%	)
TOTAL	$5,232,000	$5,163,000	69,000	1%		$10,893,000	$10,296,000	597,000	6%

Sales of In-Line Coating Systems increased 16% in the second quarter of fiscal 2027 due to strong medical sales in the United States. Despite this quarterly increase, In-Line Coating Systems sales decreased 14% during the first half of fiscal 2027. The decrease is primarily attributed to the shipment of six high ASP systems valued at $4.42 million that occurred in the first half of fiscal 2026 that did not repeat in fiscal 2027. Sales of Multi-Axis Coating Systems decreased by 3% in the second quarter of fiscal 2027. In the first half of fiscal 2027, Multi-Axis Coating Systems increased 50% or approximately $1.3 million, driven by strong sales of specialty stent-coating systems to the U.S. medical device market. Sales of OEM Systems increased 63% to $642,000 in the second quarter and 67% to $873,000 in the first half of fiscal 2027. The increase in OEM sales in the second quarter and the first half of fiscal 2027 were driven by continued strong fluxing-system sales to a European OEM partner and strong semiconductor sales to an OEM in China.

Market Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2026	2025	$	%		2026	2025	$	%
Electronics/Microelectronics	$1,204,000	$1,455,000	(251,000)	(17%	)	$2,068,000	$2,399,000	(331,000)	(14%	)
Medical	3,105,000	1,004,000	2,101,000	209%		7,050,000	1,812,000	5,238,000	289%
Alternative/Clean Energy	535,000	2,433,000	(1,898,000)	(78%	)	855,000	5,681,000	(4,826,000)	(85%	)
Emerging R&D and Other	3,000	33,000	(30,000)	(91%	)	5,000	47,000	(42,000)	(89%	)
Industrial	385,000	238,000	147,000	62%		915,000	357,000	558,000	156%
TOTAL	$5,232,000	$5,163,000	69,000	1%		$10,893,000	$10,296,000	597,000	6%

Medical sales increased 209% to $3,105,000 in the second quarter of fiscal 2027 and 289% to $7,050,000 in the first half of fiscal 2027, led by shipments of balloon coating systems and specialty stent-coating systems. Industrial sales increased 62% to $385,000 in the second quarter of fiscal 2027 and 156% to $915,000 in the first half of fiscal 2027, reflecting a system sold to the defense sector for an optics-related application. Electronics/Microelectronics sales decreased 17% to $1,204,000 in the second quarter of fiscal 2027 and 14% to $2,068,000 in the first half of fiscal 2027.

Advanced Energy sales declined during the period, reflecting continued lower demand across the broader market. The Company expects this lower level of underlying demand to continue through the remainder of fiscal 2027 and into fiscal 2028. However, subsequent to the end of the second quarter, the Company announced approximately $7.19 million in orders from an existing Advanced Energy customer for ten production systems, with shipments expected primarily in fiscal 2028. This unusually large order is expected to result in a significant increase in reported Advanced Energy sales in fiscal 2028, despite the Company's expectation that underlying demand from the broader Advanced Energy market will remain at reduced levels.

Geographic Sales

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2026	2025	$	%		2026	2025	$	%
U.S. & Canada	$3,682,000	$2,720,000	962,000	35%		$7,212,000	$6,263,000	949,000	15%
Asia Pacific (APAC)	507,000	930,000	(423,000)	(45%	)	1,244,000	1,527,000	(283,000)	(19%	)
Europe, Middle East, Africa (EMEA)	952,000	1,424,000	(472,000)	(33%	)	1,883,000	2,321,000	(438,000)	(19%	)
Latin America	91,000	89,000	2,000	2%		554,000	185,000	369,000	199%
TOTAL	$5,232,000	$5,163,000	69,000	1%		$10,893,000	$10,296,000	597,000	6%

In the second quarter of fiscal 2027, approximately 30% of sales originated outside of the United States and Canada compared with 47% in the second quarter of fiscal 2026.

In the first half of fiscal 2027, approximately 34% of sales originated outside of the United States and Canada compared with 39% in the first half of fiscal 2026.

U.S. and Canada sales increased 35% in the second quarter of fiscal 2027 and 15% in the first half of fiscal 2027, driven by strong sales to the U.S. medical-device market, including the stent and drug-coated balloon markets.

Asia Pacific sales decreased approximately 45% in the second quarter and 19% in the first half of fiscal 2027, reflecting lower sales in South Korea, Taiwan and Japan. These decreases were partially offset by increased sales in China, including strong first-half medical and semiconductor sales.

Latin America sales increased 2% in the second quarter of fiscal 2027 and were essentially flat with the prior-year quarter. Sales increased 199% in the first half of fiscal 2027, including a $242,000 medical system shipped to Costa Rica.

EMEA sales decreased 33% in the second quarter and 19% in the first half of fiscal 2027, primarily reflecting softer clean-energy sales in the region. The first-half decrease was partially offset by strong sales to a European fluxing OEM partner and solid medical-sector sales.

Gross Profit:

	Three Months Ended August 31,		Change			Six Months Ended August 31,		Change
	2026	2025	$	%		2026	2025	$	%
Net Sales	$5,232,000	$5,163,000	69,000	1%		$10,893,000	$10,296,000	597,000	6%
Cost of Goods Sold	2,465,000	2,573,000	(108,000)	(4%	)	4,912,000	5,042,000	(130,000)	(3%	)
Gross Profit	$2,767,000	$2,590,000	177,000	7%		$5,981,000	$5,254,000	727,000	14%

Gross Profit %	53%	50%				55%	51%

For the second quarter of fiscal 2027, gross profit increased by $177,000, or 7%, to $2,767,000 compared with $2,590,000 in the prior year period. The gross profit percentage improved by 300 basis points, rising to 53% from 50%. The increase in the gross profit percentage was influenced by product mix, a higher proportion of direct U.S. sales that do not carry distributor discounts and favorable installation expenses in the period.

For the first half of fiscal 2027, gross profit increased by $727,000, or 14%, to $5,981,000 compared with $5,254,000 in the first half of fiscal 2026. The gross profit percentage improved by 400 basis points, rising to 55% from 51%. The increase in the gross profit percentage was influenced by product mix, a higher proportion of direct U.S. sales that do not carry distributor discounts and favorable installation and warranty expenses in the period.

Gross margin performance during the first half of fiscal 2027 benefited from several factors, including the Company's continued focus on pricing and cost management, a favorable mix of higher-value systems, and a higher proportion of direct sales to U.S.-based customers, which generally do not carry distributor discounts and commissions. The Company has continued to expand its participation in larger, more complex production applications, which has also required increased investment in sales and marketing to support these opportunities.

While these strategic initiatives contributed to the improved gross margin performance, the product and geographic mix during the first half of fiscal 2027 was unusually favorable. Gross margins can vary significantly from period to period based on the specific systems shipped, customer and geographic mix, distributor involvement, installation requirements and other factors. Accordingly, the gross margin levels achieved during the first half of fiscal 2027 should not necessarily be viewed as indicative of margins expected in future periods.

Operating Expenses:

	Three Months Ended August 31,		Change		Six Months Ended August 31,		Change
	2026	2025	$	%	2026	2025	$	%
Research and product development	$679,000	$627,000	52,000	8%	$1,296,000	$1,296,000	0	0%
Marketing and selling	1,001,000	871,000	130,000	15%	2,026,000	1,730,000	296,000	17%
General and administrative	705,000	670,000	35,000	5%	1,380,000	1,324,000	56,000	4%
Total Operating Expenses	$2,385,000	$2,168,000	217,000	10%	$4,702,000	$4,350,000	352,000	8%

Research and Product Development:

Research and product development costs increased in the second quarter of fiscal 2027 due to increases in employee health insurance, an increase in research and development materials and an increase in miscellaneous engineering expenses.

Research and product development costs remained steady at $1,296,000 in the first half of fiscal years 2027 and 2026. In the first half of fiscal 2027 we experienced increases in employee health insurance expense and miscellaneous engineering expenses which were offset by decreases in salaries and supplies.

Marketing and Selling:

Marketing and selling expenses increased in both the second quarter and the first half of fiscal 2027 due to an increase in salary expense related to our sales application lab, an increase in salesperson and forward deployed engineering salaries, an increase in employee health insurance expense, an increase in trade show expenses and an increase in other miscellaneous expenses. Our sales and marketing costs are variable, and a large portion of the costs are dependent upon trade shows and where geographically our sales are generated. We anticipate that our costs will increase in the future as we increase our trade show presence and the potential change in geographic origin of our sales from those generated by our in-house sales team to more sales by our external distributors.

In the second quarter of fiscal 2027, we expended approximately $200,000 for commissions as compared with $175,000 in the prior year period, an increase of $25,000. In the first half of fiscal 2027, we expended approximately $426,000 for commissions as compared with $328,000 in the prior year period, an increase of $98,000. The increase in commission expense during the current periods is due to the increase in sales.

We expect our marketing and sales expenses to increase in the second half of fiscal 2027 as we invest in additional sales personnel, forward deployed engineering personnel, and programming talent to support new business opportunities, particularly those associated with production systems that have high ASPs to drive future growth.

General and Administrative:

General and administrative expenses increased in both the second quarter and first half of fiscal 2027 due to increases in salaries, employee health insurance expense, corporate expenses, stock-based compensation and legal and accounting fees.

Operating Income:

In the second quarter of fiscal 2027, operating income decreased $39,000, or 9%, to $382,000 compared with $421,000 for the second quarter of fiscal 2026. Operating margin for the quarter decreased to 7% compared with 8% in the prior year period. In the second quarter of fiscal 2027, an increase in operating expenses, partially offset by an increase in gross profit, were key factors in the decrease in operating income.

In the first half of fiscal 2027, operating income increased $374,000, to $1,279,000, compared with $905,000 for the first half of fiscal 2026. Operating margin for the first half of fiscal 2027 increased to 12% compared with 9% in the prior year period. In the first half of fiscal 2027, an increase in gross profit, partially offset by an increase in operating expenses, were key factors in the increase of operating income.

Interest, Dividend Income and Unrealized Gain and Loss:

Interest and dividend income increased $72,000 to $154,000 in the second quarter of fiscal 2027 compared with $82,000 for the second quarter of fiscal 2026. In the first half of fiscal 2027 interest and dividend income increased $45,000 to $269,000 as compared with $224,000 for the first half of fiscal 2026. The increase in interest and dividend income in the second quarter and first half of fiscal 2027 is due to an increase in our available cash balances. In the first half of fiscal 2027, our net income and a decrease in our accounts receivable balances were key factors in the increase of our available cash balances. Our present investment policy is to invest excess cash in highly liquid, lower risk US Treasury securities. At August 31, 2026, the majority of our holdings are rated at or above investment grade.

Net unrealized loss increased $60,000 to $37,000 in the second quarter of fiscal 2027 as compared to an unrealized gain of $23,000 in the second quarter of fiscal 2026. In the first half of fiscal 2027, unrealized loss increased $66,000 to $64,000 as compared with an unrealized gain of $2,000 in the first half of fiscal 2026.

Income Tax Expense:

We recorded income tax expense of $132,000 for the second quarter of fiscal 2027 compared with $103,000 for the second quarter of fiscal 2026. For the first half of fiscal 2027, we recorded income tax expense of $376,000 compared with $221,000 for the first half of fiscal 2026.

The increase in income tax expense for the first half of fiscal 2027 is due to the increase in income before income taxes combined with an increase in state franchise taxes in the current period.

The net decrease in the deferred tax asset and liability was approximately $408,000 for the first half of fiscal 2027. The net decrease in the deferred tax asset is due to the expected utilization of capitalized research and development expenses against taxable income.

Net Income:

Net income decreased by $58,000 to $366,000 for the second quarter of fiscal 2027 compared with $424,000 for the second quarter of fiscal 2026. The decrease in net income during the second quarter is primarily a result of an increase in gross profit partially offset by an increase in operating expenses.

Net income increased by $198,000 to $1,107,000 for the first half of fiscal 2027 compared with $909,000 for the first half of fiscal 2026. The increase in net income during the first half of fiscal 2027 is primarily a result of an increase in gross profit partially offset by an increase in operating expenses and an increase in income tax expense.

Liquidity and Capital Resources:

Working Capital – Our working capital increased $1,838,000 to $18,074,000 at August 31, 2026 from $16,236,000 at February 28, 2026. The increase in working capital was primarily the result of the current period's net income and non-cash charges partially offset by purchases of equipment.

We aggregate cash, cash equivalents and marketable securities in managing our balance sheet and liquidity. For purposes of the following analysis, the total is referred to as “Cash.” At August 31, 2026 and February 28, 2026, our working capital included:

	August 31, 2026	February 28, 2026	Cash Increase
Cash and cash equivalents	$10,250,000	$7,339,000	$2,911,000
Marketable securities	7,505,000	7,470,000	35,000
Total	$17,755,000	$14,809,000	$2,946,000

The following table summarizes the accounts and the major reasons for the $2,946,000 increase in “Cash”:

	Impact on Cash	Reason
Net income, after adjustments to reconcile to net cash	$2,025,000	To reconcile increase in cash.
Accounts receivable decrease	2,121,000	Timing of cash receipts.
Inventories increase	(4,000)
Customer deposits decrease	(745,000)	Decrease due to completed sales.
Accounts payable decrease	(260,000)	Timing of disbursements.
Accrued expenses decrease	(239,000)	Timing of disbursements.
Prepaid and Other Assets decrease	208,000	Decreased prepaid expenses.
Income taxes payable decrease	(67,000)	Timing of disbursements.
Equipment purchases	(103,000)	Equipment and facilities upgrade.
Proceeds from exercise of stock options	10,000	Received for stock options.
Net increase in cash	$2,946,000

Stockholders’ Equity – Stockholders’ Equity increased $1,291,000 from $19,774,000 at February 28, 2026 to $21,065,000 at August 31, 2026. The increase is a result of the current period’s net income of $1,107,000, proceeds from exercise of stock options of $10,000 and $174,000 in additional equity related to stock-based compensation awards. The details of stock-based compensation awards are explained in Note 5 in our financial statements.

Operating Activities – We generated $3,102,000 of cash in our operating activities in the first half of fiscal 2027 compared with using $1,100,000 in the prior year period, an increase of $4,202,000. The increase in cash generated by operating activities was the result of a decrease in accounts receivable in the current period, partially offset by a decrease in customer deposits.

During the first half of fiscal 2027, our accounts receivable decreased $2,121,000 to $1,230,000 at August 31, 2026 from $3,351,000 at February 28, 2026. In the first half of fiscal year 2027, we collected all of the February 28, 2026 outstanding accounts receivable. The outstanding accounts receivable balance at February 28, 2026 included approximately $884,000 due from one customer that we had provided extended payment terms to in the first half of fiscal year 2026, the customer paid this balance in the first half of fiscal year 2027.

Our accounts receivable and customer deposits are interrelated in our business model. Our standard practice is to receive a cash deposit for our customer orders. Upon shipment of an order, the customer deposit is applied against the outstanding receivable. Our accounts receivable and customer deposit balances will vary depending upon customer activity. It is possible going forward that our accounts receivable balances will increase and there will be a corresponding reduction in our available cash balances.

Investing Activities – For the first half of fiscal year 2027, our investing activities used $202,000 of cash compared with using $120,000 for the first half of fiscal 2026. For the first half of fiscal years 2027 and 2026, we used $103,000 and $113,000, respectively, for the purchase or manufacture of equipment, furnishings and leasehold improvements.

In the first half of fiscal year 2027, net purchases of marketable securities used $99,000 of cash compared with $9,000 in the prior year period.

Financing Activities – In the first half of fiscal year 2027, we received $10,000 for the exercise of stock options. In the first half of fiscal year 2026, we used $151,000 for the purchase of treasury stock.

Net Increase in Cash and Cash Equivalents – In the first half of fiscal 2027, our cash balance increased by $2,910,000 as compared to a decrease of $1,370,000 in the first half of fiscal 2026. In the first half of fiscal 2027, our operating activities generated $3,102,000 of cash and purchases of our marketable securities used $99,000. In addition, we used $103,000 for the purchase or manufacture of equipment, furnishings and leasehold improvements.

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

Accounting for Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. We use a recognition threshold and a measurement attribute for financial statement recognition and measurement tax positions taken or expected to be taken in a return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of August 31, 2026 and August 31, 2025, there were no uncertain tax provisions.

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

In March 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions within the scope of Topic 606. The amendments require entities to measure expected credit losses for these financial assets using a methodology consistent with the current expected credit loss model while clarifying the interaction between the guidance in Topic 326 and Topic 606. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal years of adoption. The Company has adopted this ASU and it did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Although the Company's assets included $10,250,000 in cash and $7,505,000 in marketable securities, the market rate risk associated with changing interest rates in the United States is not material.

ITEM 4 – Controls and Procedures

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a –15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). R. Stephen Harshbarger, Chief Executive Officer (principal executive) and Stephen J. Bagley, Chief Financial Officer (principal accounting officer) of the Company, have evaluated the Company’s disclosure controls and procedures as of August 31, 2026. Based on this evaluation, they have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding timely disclosure.

In addition, there were no changes in the Company’s internal controls over financial reporting during the second fiscal quarter of fiscal year 2027 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: October 14, 2026

SONO-TEK CORPORATION
(Registrant)

By:	/s/ R. Stephen Harshbarger
R. Stephen Harshbarger
Chief Executive Officer

By:	/s/ Stephen J. Bagley
Stephen J. Bagley
Chief Financial Officer